Form 10QSB
period 2000-03-31
POKER COM INC
filed 2000-06-21
CIK 1102432

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                           --------------
[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _______________

Commission file number 0-29 219
                       ----------
                                POKER.COM INC
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

              FLORIDA                                   98-0199508
------------------------------------       ---------------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)

SUITE 201 1166 ALBERNI ST. VANCOUVER                      V6E 3Z3
------------------------------------       ---------------------------------
(Address of principal executive offices)                (Zip Code)

                                (604) 689-5998
--------------------------------------------------------------------------------
                          (Issuer's telephone number)

________________________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes ___ No  X
                                                                        ---

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   Yes ____ No _____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 5,200,000 COMMON SHARES AS AT MARCH 31, 2000.

Transitional Small Business Disclosure Format
(Check one):
Yes ____ No  X
            ---

                                POKER.COM INC.
                                  FORM 10-QSB
                     FOR THE QUARTER ENDED MARCH 31, 2000


Index                                                             Page Number

PART I    FINANCIAL INFORMATION

Item 1.   Consolidated Balance Sheets                                  5

          Consolidated Statements of Operations                        6

          Consolidated Statement of Stockholders' Equity               7

          Consolidated Statements of Cash Flows                        8

          Notes to Unaudited Consolidated Financial Statements         9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         10

PART II  OTHER INFORMATION

Item 1.   Legal Proceedings                                           13

Item 2.   Changes in Securities                                       13

Item 3.   Defaults Upon Senior Securities                             13

Item 4.   Submission of Matters to a Vote of Security Holders         13

Item 5.   Other Information                                           13

Item 6.   Exhibits and Reports on Form 8-K                            13

SIGNATURE                                                             14

                        PART 1 - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

POKER.COM, INC.
(A Development Stage Company)

Consolidated Financial Statements
March 31, 2000 (Unaudited) and
December 31, 1999 and 1998
(U.S. Dollars)




     INDEX
     -----

     Report of Independent Chartered Accountants

     Consolidated Financial Statements

     Consolidated Balance Sheets

     Consolidated Statements of Operations

     Consolidated Statements of Stockholders' Equity

     Consolidated Statements of Cash Flows

     Notes to Consolidated Financial Statements

                  REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS


TO THE DIRECTORS AND SHAREHOLDERS OF POKER.COM, INC.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Poker.com, Inc. (formerly Thermal Ablation Technologies Corporation), (A Development Stage Company) as at December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1999 and the results of its operations and cash flows for the year ended December 31, 1999 in conformity with generally accepted accounting principles in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has minimal capital resources available and has incurred substantial losses to December 31, 1999. The Company must obtain additional financing to meet its cash flow requirements. These matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that may result from the outcome of these uncertainties.




Chartered Accountants

Vancouver, Canada
March 14, 2000

POKER.COM, INC.
(Formerly Thermal Ablation Technologies Corporation)
(A Development Stage Company)
Consolidated Balance Sheets
March 31, 2000 (Unaudited) and December 31, 1999 and 1998
(U.S. Dollars)

========================================================================================================================
                                                                        March 31,                  December 31,
                                                                          2000                1999              1998
------------------------------------------------------------------------------------------------------------------------
                                                                       (unaudited)
 Assets

 Current
   Cash                                                                $  188,483          $  41,132         $   5,898
   Accounts receivable                                                    180,160             99,405                 0
   Advances to related party                                                    0                  0            17,223
   Prepaid expenses                                                         5,154              2,635                 0
------------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                      373,797            143,172            23,121
Long-Term Receivable (note 4)                                             150,000            150,000                 0
Property and Equipment (note 5)                                           116,949            100,822                 0
Intangible Assets (notes 6 and 7)                                         220,625            222,812                 0
Long-Term Investment (note 8)                                                   0                  0            90,298
------------------------------------------------------------------------------------------------------------------------

Total Assets                                                           $  861,371          $ 616,806         $ 113,419
========================================================================================================================

Liabilities

Current
   Accounts payable and accrued
    liabilities (notes 7 and 9)                                        $  304,353          $ 195,527         $  12,350
   Advances from related parties (note 11(d))                              11,371             95,927                 0
------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                         315,724            291,454            12,350
------------------------------------------------------------------------------------------------------------------------
Contingencies and Commitments (notes 12 and 14)
Stockholders' Equity (note 10)
Preferred Stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding

Common Stock and Paid-In Capital in Excess of $0.01 Par Value
  100,000,000  Shares authorized
    5,200,000  (1999 - 4,700,000; 1998 - 4,000,000) shares              1,010,000            510,000           160,000
              issued and outstanding
Subscriptions Received                                                    360,000            500,000           100,000
Other Comprehensive Loss                                                  (14,130)           (14,130)                0
Deficit Accumulated During the Development Stage                         (810,223)          (670,518)         (158,931)
------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                545,647            325,352           101,069
------------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                             $  861,371          $ 616,806         $ 113,419
========================================================================================================================


     See notes to consolidated financial statements.                           5

POKER.COM, INC.
(Formerly Thermal Ablation Technologies Corporation)
(A Development Stage Company)
Consolidated Statements of Operations
Three Months Ended March 31, 2000 (Unaudited), Years Ended December 31, 1999 and 1998 and Period From May 3, 1989 (Inception) Through December 31, 1999
(U.S. Dollars)

================================================================================

                                                                                                         Period From
                                                                                                         May 3, 1989
                                                   Three                                                 (Inception)
                                               Months Ended                                                Through
                                                 March 31,            Year Ended December 31,             March 31,
                                                   2000               1999               1998                2000
----------------------------------------------------------------------------------------------------------------------
                                                (unaudited)
 Revenues
   Marketing                                    $  257,220         $   50,280         $        0         $  307,500
   Miscellaneous                                         0                108                906              1,014
----------------------------------------------------------------------------------------------------------------------
Total Revenues                                     257,220             50,388                906            308,514
Cost of Goods Sold                                  28,689             27,793                  0             56,482
----------------------------------------------------------------------------------------------------------------------
Gross Margin                                       228,531             22,595                906            252,032
----------------------------------------------------------------------------------------------------------------------
Expenses
   Website marketing                               220,668            136,573                  0            357,241
   Corporation promotion                            67,471             39,802              1,412            108,685
   Office supplies and services                     40,337             29,059              2,340             71,736
   Management and consulting fees                   19,095             43,573             61,681            134,349
   Rent                                              6,631             21,101             11,460             39,192
   Professional fees                                 2,962             45,996             71,428            120,386
   Compensation expense (note 11(b))                     0            125,000                  0            125,000
   Investment written off (note 8)                       0            140,297                  0            140,297
   General corporate expenses                       (2,269)             9,856              1,516              9,103
   Depreciation and amortization                    13,341              7,925                  0             21,266
----------------------------------------------------------------------------------------------------------------------
Total Expenses                                     368,236            599,182            149,837          1,127,255
----------------------------------------------------------------------------------------------------------------------
Loss from Operations                              (139,705)          (576,587)          (148,931)          (875,223)
Gain on Sale of Asset                                    0             65,000                  0             65,000
----------------------------------------------------------------------------------------------------------------------
Net Loss for Period                             $ (139,705)        $ (511,587)        $ (148,931)        $ (810,223)
======================================================================================================================

Net Loss Per Share                              $    (0.03)        $    (0.12)        $    (0.06)
======================================================================================================================

Weighted Average Number of
   Common Shares Outstanding                     5,097,849          4,291,667          2,536,986
======================================================================================================================


     See notes to consolidated financial statements.                           6

POKER.COM, INC.
(Formerly Thermal Ablation Technologies Corporation)
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
Three Months Ended March 31, 2000 (Unaudited), Years Ended December 31, 1999 and 1998 and Period From May 3, 1989 (Inception) Through December 31, 1999
(U.S. Dollars)

================================================================================

                                                                                                         Period From
                                                                                                         May 3, 1989
                                                Three                                                    (Inception)
                                            Months Ended                                                   Through
                                              March 31,             Year Ended December 31,               March 31,
                                                2000                1999               1998                  2000
-------------------------------------------------------------------------------------------------------------------
                                             (unaudited)
Shares of Common Stock Issued
  Balance, beginning of period               4,700,000          4,000,000            1,000,000   (i)              0
  Issued for
    Services (note 11(b))                            0            250,000                    0            1,000,000
    Cash                                       500,000            200,000  (iii)     3,000,000  (ii)      3,200,000
    Intangible assets (note 6)                       0            250,000  (iii)             0              500,000
-------------------------------------------------------------------------------------------------------------------
  Balance, end of period                     5,200,000          4,700,000            4,000,000            4,700,000
===================================================================================================================

Common Stock and Paid-In Capital
  In Excess of Par
    Balance, beginning of period            $  510,000         $  160,000           $   10,000           $        0
  Issued for
    Services (note 11(b))                            0            125,000                    0               10,000
    Cash                                       500,000            100,000              150,000              250,000
    Intangible assets (note 6)                       0            125,000                    0              250,000
-------------------------------------------------------------------------------------------------------------------
  Balance, end of period                    $1,010,000         $  510,000           $  160,000           $  510,000
===================================================================================================================
Subscriptions Received
  Balance, beginning of period              $  500,000         $  100,000           $        0           $        0
  Issued                                      (500,000)          (100,000)                   0                    0
  Subscriptions received                       360,000            500,000              100,000              500,000
-------------------------------------------------------------------------------------------------------------------
  Balance, end of period                    $  360,000         $  500,000           $  100,000           $  500,000
===================================================================================================================
Other Comprehensive Income
  Balance, beginning of period              $  (14,130)        $        0           $        0           $        0
  Foreign currency translation loss                  0            (14,130)                   0              (14,130)
-------------------------------------------------------------------------------------------------------------------
  Balance, end of period                    $  (14,130)        $  (14,130)          $        0           $  (14,130)
===================================================================================================================
Deficit Accumulated During
  Development Stage
    Balance, beginning of period            $ (670,518)        $ (158,931)          $  (10,000)          $        0
    Net loss for period                       (139,705)          (511,587)            (148,931)            (670,518)
-------------------------------------------------------------------------------------------------------------------
    Balance, end of period                  $ (810,223)        $ (670,518)          $ (158,931)          $ (670,518)
===================================================================================================================

Total Stockholders' Equity                  $  545,647         $  325,352           $  101,069           $  325,352
===================================================================================================================

(i)     Issued @ $0.01/share
(ii)    Issued @ $0.05/share
(iii)   Issued @ $0.50/share

     See notes to consolidated financial statements.                           7

POKER.COM, INC.
(Formerly Thermal Ablation Technologies Corporation)
(A Development Stage Company)
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2000 (Unaudited), Years Ended December 31, 1999 and 1998 and Period From May 3, 1989 (Inception) Through December 31, 1999 (U.S. Dollars)
================================================================================

                                                                                                               Period From
                                                                                                               May 3, 1989
                                                      Three                                                    (Inception)
                                                  Months Ended                                                   Through
                                                    March 31,             Year Ended December 31,               March 31,
                                                      2000                1999               1998                  2000
-------------------------------------------------------------------------------------------------------------------------
Operating Activities
  Net loss                                        $(139,705)         $(511,587)           $(148,931)           $ (810,223)
  Adjustments to reconcile net loss to
  net cash used by operating activities
    Depreciation and amortization                    13,341              7,925                    0                21,266
    Write-down of investment                              0            140,297                    0               140,297
    Compensation expenses                                 0            125,000                    0               125,000
  Changes in non-cash working capital
    Accounts receivable                             (80,755)           (99,405)                   0              (180,160)
    Advances to related party                             0             17,223              (17,223)                    0
    Prepaid expenses                                 (2,519)            (2,635)                   0                (5,154)
    Long-term receivable                                  0           (150,000)                   0              (150,000)
    Accounts payable and accrued liabilities        208,826            173,177               12,350               394,353
    Due to officers and directors                         0             10,000                    0                10,000
    Advances from (repayments to)
      related parties                               (84,556)            95,927                    0                11,371
-------------------------------------------------------------------------------------------------------------------------
Net Cash Used By Operating Activities               (85,368)          (194,078)            (153,804)             (443,250)
-------------------------------------------------------------------------------------------------------------------------
Investing Activities
  Acquisition of investment                               0            (49,999)             (90,298)             (140,297)
  Purchase of property, equipment
    and intangible assets                           (27,281)          (206,559)                   0              (233,840)
-------------------------------------------------------------------------------------------------------------------------
Net Cash Used By Investing Activities               (27,281)          (256,558)             (90,298)             (374,137
-------------------------------------------------------------------------------------------------------------------------
Financing Activities
  Proceeds from issuance of common stock                  0            100,000              150,000               260,000
  Subscriptions received                            260,000            400,000              100,000               760,000
-------------------------------------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities           260,000            500,000              250,000             1,020,000
-------------------------------------------------------------------------------------------------------------------------
Effect of Foreign Currency Translation
  on Cash                                                 0            (14,130)                   0               (14,130)
-------------------------------------------------------------------------------------------------------------------------
Increase in Cash                                    147,351             35,234                5,898               188,483
Cash, Beginning of Period                            41,132              5,898                    0                     0
-------------------------------------------------------------------------------------------------------------------------
Cash, End of Period                               $ 188,483          $  41,132            $   5,898            $  188,483
=========================================================================================================================
Supplemental Disclosure of Non-Cash Transactions
  Issue of common stock for settlement of debt    $ 100,000          $       0            $       0            $  100,000
  Issue of common stock for assets                $       0          $ 125,000            $       0            $  125,000
=========================================================================================================================

     See notes to consolidated financial statements.                           8

POKER.COM, INC.
(Formerly Thermal Ablation Technologies Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
Three Month Period Ended March 31, 2000 and Year Ended December 31, 1999 U.S. Dollars
(Unaudited)

================================================================================

1.   BASIS OF PRESENTATION

     These unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's December 31, 1999 Form 10-SB.

     In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at March 31, 2000 and December 31, 1999 and the consolidated results of operations and the consolidated statement of cash flows for the three months then ended. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.   SUBSCRIPTIONS RECEIVED

     Pursuant to a private placement in March 2000, the Company received subscriptions for 360,000 units and proceeds of $360,000 were received in January and February 2000. Each unit consists of one share of common stock and one share purchase warrant. Each warrant is exercisable into one share of common stock at an exercise price of $1 per warrant expiring December 31, 2001. The 360,000 shares subscribed have yet to be issued.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

May 1, 2000

                            POKER.COM INC (PKER.OB)

Quarterly Report (SEC form 10-QSB)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                 (All figures are in thousands of US dollars)

OVERVIEW

Poker.com Inc is a licensing and marketing company that licenses turnkey Internet gaming systems and has the exclusive worldwide rights to market the poker.com domain name. The Company's main sources of revenue are derived from sub-licensing fees, ongoing royalty fees, an opt-in advertising program, and banner advertising.

Casino Marketing, SA (a wholly owned subsidiary of Poker.com Inc) sells Casino and Poker card room sub-licenses and derives its revenue from the sub-licensing fees and royalty payments. The Company has sold 12 sub-licenses to date of which 4 are currently operational.

Poker.com intends to establish www.poker.com as the ultimate gaming portal on
                               -------------
the Internet.

RESULTS OF CONTINUING OPERATIONS

The following table sets forth for the periods indicated selected information from Poker.com's consolidated statement of operations:

                                             Three Months Ended March 31,
                                             ----------------------------
                                                         2000
                                                         ----
(IN THOUSANDS)

Net Sales                                                 257
Gross Margin                                              228
Operating Expenses                                        368
Income (loss) from continuing operations                 (140)
Net (loss) Income                                        (140)


Information is shown only for the three months ended March 31, 2000 as the corporation did not actively carrying on business in the first quarter of 1999.

THREE-MONTH PERIOD ENDED MARCH 31, 2000

NET SALES. Net sales for the three months ended March 31, 2000 was $257. Sub-license revenues was $55, banner advertising revenues was $121 and royalty fees was $79 for the three months ended March 31, 2000 respectively.

The Company believes that royalty revenue from casinos and the new Poker card room software will substantially improve the gross revenues for the next quarter. These are forward-looking statements, particularly as related to the business plans of the company, within the meaning of Section 27A of the Securities Act of 1993 and Sections 21E of the Securities Exchange Act of 1934 and are subject to the safe harbor created by these sections. Actual results may differ materially from the company's expectations and estimates.

GROSS MARGIN. Gross margin was 89% of net sales for the three months ended March 31, 2000. Management believes the margin is consistent with licensing and marketing of turnkey Internet gaming systems. Poker.com's gross margin may be affected by several factors including (i) the mix of revenues streams, (ii) the price of products sold and (iii) other components of cost of sales.

OPERATING EXPENSES. Operating expenses for the three month ended March 31, 2000 was $368. The major expense items were for website marketing to bring traffic to the Poker.com's portal and to develop the Company's name brand. This was consistent with Poker's aggressive marketing campaign. The Company intends to continue their aggressive marketing strategy.

PROVISION FOR INCOME TAXES. No tax provision was made for the three months ended March 31, 2000. The Company also has available a net operating loss carry forward of approximately $405 that may be used to offset future United States federal taxable income.


FINANCIAL CONDITION AND LIQUIDITY

LIQUIDITY AND CAPITAL RESOURCES. At March 31, 2000 the Company had cash and cash equivalents totaling $188 compared to $41 at December 31, 1999. The increase in cash is mainly due to a subscription for common shares in the quarter ended March 31, 2000. Poker.com's principal source of liquidity is $188 in cash and cash equivalents.

Approximately $275 of the $330 accounts receivable and long term receivable was due from Antico Holdings for the purchase of a Poker sub-license and Royalty fees. The amount due from Antico Holdings for their License fee is payable in equal installments over a period of three years. Antico Holdings has assigned to Poker.com Inc the 15% credit card hold back which will be released from June 2000.

Net cash (used) by operating activities for the quarter ended March 31, 2000 was ($85). The decrease in cash was mainly due to increase in accounts receivable of $80 to $180 from December 31, 1999. This is due to royalty revenue, banner advertising and sale of casino license fees being accrued.

Net cash (used) for investing activities for the three months ended March 31, 2000 was ($27). The cash was used for the purchase of additional capital assets and casino software.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

Exhibit No.                             Description
-----------  ------------------------------------------------------------------
27.1         Financial Data Schedule.

(b)  Reports on Form 8-K.

     None.

Signatures

--------------------------------------------------------------------------------
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Poker.com Inc
                                           ----------------------------
                                               (Registrant)

      Date 20 June 2000                    /s/ M. Jackson
           ------------------------       -----------------------------
                                               (Signature)* Secretary

      Date ________________________       _____________________________
                                               (Signature)*
--------------------------------------------------------------------------------

* Print the name and title of each signing officer under his signatures.

                                  Form 10-QSB