Form 10QSB
period 2000-06-30
POKER COM INC
filed 2000-08-10
CIK 1102432

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                           -------------
[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _______________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes  X  No ___
                                                                 ---

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   Yes ____ No _____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 5,275,000 COMMON SHARES AS AT JUNE 30, 2000.

Transitional Small Business Disclosure Format
(Check one):
Yes ____ No  X
            ---

                                POKER.COM INC.
                                  FORM 10-QSB
                     FOR THE QUARTER ENDED JUNE 30, 2000


Index                                                             Page Number

PART I    FINANCIAL INFORMATION                                        2

Item 1.   Consolidated Balance Sheets                                 F-1

          Consolidated Statements of Operations                       F-2

          Consolidated Statement of Stockholders' Equity              F-3

          Consolidated Statements of Cash Flows                       F-4

          Notes to Unaudited Consolidated Financial Statements        F-5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          9

PART II  OTHER INFORMATION                                            12

Item 1.   Legal Proceedings                                           12

Item 2.   Changes in Securities                                       12

Item 3.   Defaults Upon Senior Securities                             12

Item 4.   Submission of Matters to a Vote of Security Holders         12

Item 5.   Other Information                                           12

Item 6.   Exhibits and Reports on Form 8-K                            12

SIGNATURE                                                             13

                        PART 1 - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS


POKER.COM, INC.
(Formerly Thermal Ablation Technologies Corporation)
(A Development Stage Company)

Consolidated Financial Statements
June 30, 2000 and December 31, 1999
(U.S. Dollars)
(Unaudited)



     INDEX                                                  Page
     -------                                                ----
     Consolidated Financial Statements

     Consolidated Balance Sheets                            F-1

     Consolidated Statements of Operations                  F-2

     Consolidated Statements of Stockholders' Equity        F-3

     Consolidated Statements of Cash Flows                  F-4

     Note to Consolidated Financial Statements              F-5

POKER.COM, INC.
(Formerly Thermal Ablation Technologies Corporation)
(A Development Stage Company)
Consolidated Balance Sheets
(U.S. Dollars)
(Unaudited)

--------------------------------------------------------------------------------------------------------------
                                                                                June 30,          December 31,
                                                                                  2000                1999
--------------------------------------------------------------------------------------------------------------

Assets

Current
 Cash                                                                        $   61,324           $  41,132
 Accounts receivable                                                            311,458              99,405
 Prepaid expenses                                                                17,178               2,635
--------------------------------------------------------------------------------------------------------------

Total Current Assets                                                            389,960             143,172
Long-Term Receivable                                                            150,000             150,000
Property and Equipment                                                           73,157             100,822
Intangible Assets                                                               219,296             222,812
--------------------------------------------------------------------------------------------------------------

Total Assets                                                                 $  832,413           $ 616,806
--------------------------------------------------------------------------------------------------------------

Liabilities

Current
 Accounts payable and accrued liabilities                                    $  312,686           $ 195,527
 Advances from related parties                                                    3,490              95,927
--------------------------------------------------------------------------------------------------------------

Total Liabilities                                                               316,176             291,454
--------------------------------------------------------------------------------------------------------------


Stockholders' Equity

Preferred Stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding

Common Stock and Paid-In Capital in Excess of $0.01 Par Value
 100,000,000  Shares authorized
   5,275,000  (December 31, 1999 - 4,700,000) shares
               issued and outstanding                                         1,085,000             510,000
Subscriptions Received                                                          360,000             500,000
Other Comprehensive Income (Loss)                                                 4,084             (14,130)
Deficit Accumulated During the Development Stage                               (932,847)           (670,518)
--------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                      516,237             325,352
--------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                                   $  832,413           $ 616,806
--------------------------------------------------------------------------------------------------------------

POKER.COM, INC.
(Formerly Thermal Ablation Technologies Corporation)
(A Development Stage Company)
Consolidated Statements of Operations for Period From Inception to June 30, 2000 (U.S. Dollars)
(Unaudited)

_________________________________________________________________________________________________________________
                                                                                                    Period from
                                                                                                    May 3, 1989
                                                                                                    (Inception)
                                                                                                      Through
                               Three Months Ended June 30,        Six Months Ended June 30,          June 30,
                                  2000             1999             2000             1999               2000
-----------------------------------------------------------------------------------------------------------------
Revenues
 Marketing                      $  317,625       $        0       $  574,845       $        0         $  625,125
 Miscellaneous                       3,000               41            3,000               41              4,014
-----------------------------------------------------------------------------------------------------------------

Total Revenues                     320,625               41          577,845               41            629,139
Cost of Goods Sold                  65,634                0           94,323                0            122,116
-----------------------------------------------------------------------------------------------------------------

Gross Margin                       254,991               41          483,522               41            507,023
-----------------------------------------------------------------------------------------------------------------

Expenses
 Website marketing                 119,434                0          340,102                0            140,297
 General corporate
  expenses and recovery             67,892                0           65,623                0            100,000
 Corporation promotion              44,961              713          112,432              713            476,675
 Office supplies and services       42,993            3,643           83,330            3,643            139,437
 Management and consulting
  fees                              21,906           22,573           41,001           22,573            156,255
  Professional fees                 19,051            3,399           22,013            3,399            153,646
  Rent                               7,895           14,228           14,526           14,228            114,729
  Investment written off                 0          140,297                0          140,297             47,087
  Compensation expense                   0                0                0                0            101,995
  Depreciation and amortization     53,483                0           66,824                0             74,749
-----------------------------------------------------------------------------------------------------------------

Total Expenses                     377,615          184,853          745,851          184,853          1,504,870
-----------------------------------------------------------------------------------------------------------------

Loss from Operations              (122,624)        (184,812)        (262,329)        (184,812)          (997,847)
Gain on Sale of Asset                    0                0                0                0             65,000
-----------------------------------------------------------------------------------------------------------------

Net Loss for Period             $ (122,624)      $ (184,812)      $ (262,329)      $ (184,812)        $ (932,847)
-----------------------------------------------------------------------------------------------------------------

Net Loss Per Share                  $(0.02)          $(0.04)          $(0.05)          $(0.04)
-----------------------------------------------------------------------------------------------------------------

Weighted Average Number of
 Common Shares Outstanding       5,267,582        4,200,000        5,183,340        4,133,333
-----------------------------------------------------------------------------------------------------------------

POKER.COM, INC.
(Formerly Thermal Ablation Technologies Corporation)
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
(U.S. Dollars)
(Unaudited)

________________________________________________________________________________________________________________
                                                            Six Months                        Period From May 3,
                                                              Ended           Year Ended       1989 (Inception)
                                                             June 30,        December 31,      Through June 30,
                                                              2000               1999                 2000
----------------------------------------------------------------------------------------------------------------
Shares of Common Stock Issued
 Balance, beginning of period                                 4,700,000          4,000,000                    0
 Issued for
   Services                                                           0            250,000            1,000,000
   Settlement of debt                                            75,000                  0               75,000
   Cash                                                               0                  0            3,000,000
   Subscriptions previously received                            500,000            200,000              700,000
   Intangible assets                                                  0            250,000              500,000
----------------------------------------------------------------------------------------------------------------
 Balance, end of period                                       5,275,000          4,700,000            5,275,000
----------------------------------------------------------------------------------------------------------------
Common Stock and Paid-In Capital In
 Excess of Par
  Balance, beginning of period                               $  510,000         $  160,000           $        0
  Issued for
    Services                                                          0            125,000              135,000
    Settlement of debt                                           75,000                  0               75,000
    Cash                                                              0                  0              150,000
    Subscriptions previously received                           500,000            100,000              600,000
    Intangible assets                                                 0            125,000              125,000
----------------------------------------------------------------------------------------------------------------
  Balance, end of period                                     $1,085,000         $  510,000           $1,085,000
----------------------------------------------------------------------------------------------------------------
Subscriptions Received
 Balance, beginning of period                                $  500,000         $  100,000           $  600,000
 Issued for subscriptions received                             (500,000)          (100,000)            (600,000)
 Subscriptions received                                         360,000            500,000              360,000
----------------------------------------------------------------------------------------------------------------

 Balance, end of period                                      $  360,000         $  500,000           $  360,000
----------------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss)
 Balance, beginning of period                                $  (14,130)        $        0           $        0
 Foreign currency translation gain (loss)                        18,214            (14,130)               4,084
----------------------------------------------------------------------------------------------------------------

 Balance, end of period                                      $    4,084         $  (14,130)          $    4,084
----------------------------------------------------------------------------------------------------------------
Deficit Accumulated During
 Development Stage
  Balance, beginning of period                               $ (670,518)        $ (158,931)          $        0
  Net loss for period                                          (262,329)          (511,587)            (932,847)
----------------------------------------------------------------------------------------------------------------

  Balance, end of period                                     $ (932,847)        $ (670,518)          $ (932,847)
----------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                   $  516,237         $  325,352           $  516,237
----------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

POKER.COM, INC.
(Formerly Thermal Ablation Technologies Corporation)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(U.S. Dollars)
(Unaudited)

_________________________________________________________________________________________________________________
                                                                                                 Period May 3,
                                                                                               1989 (Inception)
                                                          Six Months Ended June 30,            Through June 30,
                                                           2000                1999                   2000
-----------------------------------------------------------------------------------------------------------------
Operating Activities
 Net loss                                                  $ (262,329)          $(184,812)            $ (927,847)
 Adjustments to reconcile net loss to
 net cash used by operating activities
  Depreciation and amortization                                66,824                   0                 74,749
  Write-down of investment                                          0             140,297                140,297
  Changes in non-cash working capital                            (767)             91,377                175,824
-----------------------------------------------------------------------------------------------------------------

Net Cash Used By Operating Activities                        (196,272)             46,862               (536,977)
-----------------------------------------------------------------------------------------------------------------

Investing Activities
  Acquisition of investment                                         0             (50,000)              (140,297)
  Purchase of property, equipment
   and intangible assets                                      (35,643)                  0               (259,379)
-----------------------------------------------------------------------------------------------------------------

Net Cash Used By Investing Activities                         (35,643)            (50,000)              (399,676)
-----------------------------------------------------------------------------------------------------------------

Financing Activities
  Proceeds from issuance of common
   stock                                                            0                   0                260,000
  Subscriptions received                                      260,000                   0                760,000
-----------------------------------------------------------------------------------------------------------------

Net Cash Provided By Financing Activities                     260,000                   0              1,020,000
-----------------------------------------------------------------------------------------------------------------

Effect of Foreign Currency Translation on Cash                 (7,893)             (2,457)               (22,023)
-----------------------------------------------------------------------------------------------------------------

Inflow (Outflow) of Cash                                       20,192              (5,595)                61,324
Cash, Beginning of Period                                      41,132               5,898                      0
-----------------------------------------------------------------------------------------------------------------

Cash, End of Period                                        $   61,324           $     303             $   61,324
-----------------------------------------------------------------------------------------------------------------

Supplemental Disclosure of Non-Cash Transactions
 Reduction of subscriptions previously received
  by issuance of shares                                     $(500,000)          $(100,000)            $ (600,000)
 Issue of common shares for settlement of debt                 75,000                   0                175,000
 Issue of common stock for assets                                   0                   0                250,000
-----------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

POKER.COM, INC.
(Formerly Thermal Ablation Technologies Corporation)
(A Development Stage Company)
Note to Consolidated Financial Statements
Three Month and Six Month Period Ended June 30, 2000
(U.S. Dollars)
(Unaudited)

________________________________________________________________________________

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

     In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at June 30, 2000 and the consolidated results of operations and the consolidated statement of cash flows for the three months and six months then ended. The results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

August 4, 2000


                           POKER.COM, INC. (PKER.OB)


Quarterly Report (SEC Form 10-QSB)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (All figures are in thousands of US dollars)


OVERVIEW

Poker.com, Inc. is a licensing and marketing company that licenses Internet gaming systems and has the exclusive worldwide rights to market the poker.com domain name. The Company's main sources of revenue are derived from sub-licensing fees, ongoing royalty fees, an opt-in advertising program, and banner advertising.

Casino Marketing, S.A. (a wholly-owned subsidiary of Poker.com, Inc.) sells Casino and Poker card room sub-licenses and derives its revenue from the sub-licensing fees and royalty payments. The Company has sold 12 sub-licenses to date of which 6 are currently operational.

Poker.com intends to establish www.poker.com as the ultimate gaming portal on
                               -------------
the Internet.

THE INTERNET GAMBLING FUNDING PROHIBITION ACT

The proposed Internet Gambling Funding Prohibition Act (the "Bill") was introduced to the U.S. House of Representatives on May 10th, 2000. The object of the Bill is to prevent the use of certain bank instruments for Internet Gambling and for other purposes. Section 3 of the Bill would make it illegal to use bank instruments to pay entry fees, place bets, collect betting winnings or conduct other gambling activities through the Internet. Covered bank instruments include: credit cards, debit cards, electronic fund transfers through money transmitting businesses, checks, bank drafts or similar instruments drawn by or on behalf of a person payable through a financial institution. Section 4 of the Bill is proposed to encourage enactment and enforcement of laws in those countries affected with money laundering, corruption and crime issues in order to prevent Internet gambling and use of financial payment and transfer systems to facilitate Internet Gambling.

If this Act is approved by Congress and brought into law, the Company's revenues from sales of sub-licenses and royalty fees earned from the Company's sub-licenses will be severally affected. The effect of the proposed act would slow down the sale of sub-licenses. Reduced revenue from sale of licenses and royalty fees could have a serious negative effect on the financial status of the Company and could result in the Company being unable to continue in business.

RESULTS OF CONTINUING OPERATIONS

The following table sets forth for the periods indicated selected information from Poker.com's consolidated statements of operations:

                                   Three Months            Three Months
                                   ------------            ------------
                                  Ended June 30,          Ended June 30,
                                  --------------          --------------


                                       2000                    1999
                                       ----                    ----
(IN THOUSANDS)

Net Sales                               321                      0
Gross Margins                           255                      0
Operating Expenses                      378                     187
Income (loss from                      (123)                   (187)
continuing operations
Net (loss) Income                      (123)                   (187)



THREE-MONTH PERIOD ENDED JUNE 30, 2000 AND 1999

NET SALES. Net sales for the three months ended June 30, 2000 was $321 compared to $0 for the three months ended June 30, 1999 as the Company had no business operation at that time. Sub-license revenues was $68, banner advertising revenues was $171 and royalty fees was $76 for the three months ended June 30, 2000 respectively.

The Company believes that royalty revenue from casinos and the new Poker card room software will substantially improve the gross revenues for the next quarter. These are forward-looking statements, particularly as related to the business plans of the Company, within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934 and are subject to the safe harbor created by these sections. Actual results may differ materially from the Company's expectations and estimates.

GROSS MARGIN. Gross margin was 79% of net sales for the three months ended June 30, 2000. Management believes the margin is consistent with licensing and marketing of turnkey Internet gaming systems. Poker.com's gross margin may be affected by several factors including (i) the mix of revenues streams, (ii) the price of products sold and (iii) other components of cost of sales.

OPERATING EXPENSES. Operating expenses were $378 and $185 for the three months ended June 30, 2000 and 1999 respectively and $746 and $185 for the six-month periods ended June 30, 2000 and 1999 respectively. The increase in 2000 periods is mainly due to website marketing and corporate promotion that was consistent with Poker's aggressive marketing campaign.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and Amortization expense was $53 and $0 for the three months ended June 30, 2000 and 1999 respectively and $67 and $0 for the six-month periods ended June 30, 2000 and 1999 respectively. The increase in expenses for the three-month period ended June 30, 2000 is due to an accelerated write down of $46 for casino software the Company believes will be obsolete by the end of the third quarter.

PROVISION FOR INCOME TAXES. No tax provision was made for the three months ended June 30, 2000. The Company, at December 31, 1999 has available a net operating loss carry forward of approximately $530 that may be used to offset future United States Federal Taxable Income. The net operating loss carry forward if not utilized will begin to expire in 2018.


FINANCIAL CONDITION AND LIQUIDITY

LIQUIDITY AND CAPITAL RESOURCES. At June 30, 2000 the Company had cash and cash equivalents totaling $61 compared to $41 at December 31, 1999. The increase in cash is mainly due to a subscription for common shares in the quarter ended March 31, 2000. Poker.com's principal source of liquidity is $61 in cash and cash equivalents.

Approximately $376 of the $461 accounts receivable and long term receivable was due from Antico Holdings for the purchase of a Poker sub-license and Royalty fees. The amount due from Antico Holdings for their License fee is payable in equal installments over a period of three years. Antico Holdings has assigned to Poker.com Inc. the 15% credit card hold back which will be released monthly from July 15th, 2000.

Net cash (used) by operating activities for the six months ended June 30, 2000 was ($196). The decrease in cash was mainly due to increase in accounts receivable of $212 to $311 from December 31, 1999. This is due to royalty revenue, banner advertising and sale of casino license fees being accrued.

Net cash (used) for investing activities for the six-months ended June 30, 2000 was ($36). The cash was used for the purchase of additional capital assets and casino software.

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

      Date 10 August 2000                  /s/ M. Jackson
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