Form 10QSB
period 2000-09-30
POKER COM INC
filed 2000-11-14
CIK 1102432

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2000

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period ____________ to ____________


                       Commission File Number    0-29219
                                               ---------

                                POKER.COM INC.
       -----------------------------------------------------------------
       (Exact name of small Business Issuer as specified in its charter)

           Florida                                       98-0199508
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


Suite 201-1166 Alberni Street                             V6E 3Z3
Vancouver British Columbia
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code:        604-689-5998
                                                       ------------


--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days [X] Yes    [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,905,000 Common Shares of $.001 par value Class A Common Stock outstanding as of September 30, 2000.

                         PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders" equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that can be expected for the year ending December 30, 2000.

                                POKER.COM, INC.


                             FINANCIAL STATEMENTS


                              September 30, 2000
                                  (Unaudited)
                           (Stated in U.S. Dollars)

POKER.COM, INC.
(Formerly Thermal Ablation Technologies Corporation)
(A Development Stage Company)

Consolidated Financial Statements
September 30, 2000 and December 31, 1999
(U.S. Dollars)
(Unaudited)


     INDEX                                                                 Page
     -------                                                               ----
     Consolidated Financial Statements

     Consolidated Balance Sheets                                             1

     Consolidated Statements of Operations                                   2

     Consolidated Statements of Stockholders' Equity                         3

     Consolidated Statements of Cash Flows                                   4

     Notes to Consolidated Financial Statements                              5

POKER.COM, INC.
(Formerly Thermal Ablation Technologies Corporation)
(A Development Stage Company)
Consolidated Balance Sheets
(U.S. Dollars)
(Unaudited)
================================================================================
                                                  September 30,    December 31,
                                                      2000            1999
--------------------------------------------------------------------------------
Assets

Current

 Cash                                              $   79,226       $  41,132
 Accounts receivable                                  341,933          99,405
 Prepaid expenses                                      16,667           2,635
--------------------------------------------------------------------------------
Total Current Assets                                  437,826         143,172
Long-Term Receivable                                  150,000         150,000
Property and Equipment                                 21,417         100,822
Intangible Assets                                     217,965         222,812
--------------------------------------------------------------------------------
Total Assets                                       $  827,208       $ 616,806
================================================================================

Liabilities

Current

 Accounts payable and accrued liabilities          $  318,652       $ 195,527
 Advances from related parties                          5,004          95,927
--------------------------------------------------------------------------------
Total Liabilities                                     323,656         291,454
--------------------------------------------------------------------------------

Stockholders' Equity

Preferred Stock, $0.01 par value, 5,000,000
 shares authorized, no shares issued and
 outstanding
Common Stock and Paid-In Capital in Excess
 of $0.01 Par Value
100,000,000  Shares authorized
 16,905,000  (December 31, 1999 - 14,100,000)
              shares issued and outstanding         1,445,000         510,000
Subscriptions Received                                      0         500,000
Other Comprehensive Income (Loss)                       5,877         (14,130)
Deficit Accumulated During the Development Stage     (947,325)       (670,518)
--------------------------------------------------------------------------------
Total Stockholders' Equity                            503,552         325,352
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity         $  827,208       $ 616,806
================================================================================


See notes to consolidated financial statements.                                1

POKER.COM, INC.
(Formerly Thermal Ablation Technologies Corporation)
(A Development Stage Company)
Consolidated Statements of Operations for Period From Inception to September 30, 2000
(U.S. Dollars)
(Unaudited)

============================================================================================================================
                                                                                                                Period from
                                                                                                                May 3, 1989
                                                                                                                (Inception)
                                                                                                                  Through
                                         Three Months Ended September 30,    Nine Months Ended September 30,   September 30,
----------------------------------------------------------------------------------------------------------------------------
                                               2000             1999               2000            1999            2000
----------------------------------------------------------------------------------------------------------------------------
Revenues

  Marketing                                 $   166,477       $         0       $   741,322      $         0     $   791,602
  Miscellaneous                                       0                30             3,000               71           4,014
----------------------------------------------------------------------------------------------------------------------------
Total Revenues                                  166,477                30           744,322               71         795,616
Cost of Goods Sold                               17,141                 0           111,464                0         139,257
----------------------------------------------------------------------------------------------------------------------------
Gross Margin                                    149,336                30           632,858               71         656,359
----------------------------------------------------------------------------------------------------------------------------

Expenses

  Website marketing                              (2,777)            5,716           337,325            5,716         473,898
  General corporate
    expenses and recovery                         8,079             8,000            73,702            8,000          85,074
  Corporation promotion                          36,628                 1           149,060              714         190,274
  Office supplies and services                   33,445               259           116,775            3,902         148,174
  Management and consulting fees                 22,072            10,000            63,073           32,573         178,327
  Professional fees                              14,246            12,372            36,259           15,771         153,683
  Rent                                             (949)                0            13,577           14,228          46,138
  Investment written off                              0                 0                 0          140,297         140,297
  Compensation expense                                0                 0                 0                0         125,000
  Depreciation and amortization                  53,070                 0           119,894                0         127,819
----------------------------------------------------------------------------------------------------------------------------
Total Expenses                                  163,814            36,348           909,665          221,201       1,668,684
----------------------------------------------------------------------------------------------------------------------------
Loss from Operations                            (14,478)          (36,318)         (276,807)        (221,130)     (1,012,325)
Gain on Sale of Asset                                 0            65,000                 0           65,000          65,000
----------------------------------------------------------------------------------------------------------------------------
Net Loss for Period                         $   (14,478)      $    28,682       $  (276,807)     $  (156,130)    $  (947,325)
============================================================================================================================

Net Loss Per Share                               $0.000            $0.002            $0.018           $0.012
============================================================================================================================

Weighted Average Number of
  Common Shares Outstanding                  15,860,217        12,811,956        15,655,548       12,532,968
============================================================================================================================


See notes to consolidated financial statements.                                2

POKER.COM, INC.
(Formerly Thermal Ablation Technologies Corporation)
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
(U.S. Dollars)
(Unaudited)

==================================================================================================================
                                                                                                    Period from
                                                                                                    May 3, 1989
                                                              Nine Months                           (Inception)
                                                                 Ended           Year Ended           Through
                                                              September 30,      December 31,       September 30,
                                                                  2000               1999               2000
------------------------------------------------------------------------------------------------------------------
Shares of Common Stock Issued

  Balance, beginning of period                                    14,100,000         12,000,000                  0
  Issued for
    Services                                                               0            750,000          3,750,000
    Settlement of debt                                               225,000                  0            225,000
    Cash                                                           1,080,000                  0         10,080,000
    Subscriptions previously received                              1,500,000            600,000          2,100,000
    Intangible assets                                                      0            750,000            750,000
------------------------------------------------------------------------------------------------------------------
  Balance, end of period                                          16,905,000         14,100,000         16,905,000
==================================================================================================================

Common Stock and Paid-In Capital In Excess of Par

    Balance, beginning of period                                 $   510,000        $   160,000        $         0
    Issued for
      Services                                                             0            125,000            135,000
      Settlement of debt                                             175,000                  0            175,000
      Cash                                                           260,000                  0            410,000
      Subscriptions previously received                              500,000            100,000            600,000
      Intangible assets                                                    0            125,000            125,000
------------------------------------------------------------------------------------------------------------------
    Balance, end of period                                       $ 1,445,000        $   510,000        $ 1,445,000
==================================================================================================================

Subscriptions Received

  Balance, beginning of period                                   $   500,000        $   100,000        $   600,000
  Issued for subscriptions received                                 (500,000)          (100,000)          (600,000)
  Subscriptions received                                                   0            500,000                  0
------------------------------------------------------------------------------------------------------------------
  Balance, end of period                                         $         0        $   500,000        $         0
==================================================================================================================

Other Comprehensive Income (Loss)

  Balance, beginning of period                                   $   (14,130)       $         0        $         0
  Foreign currency translation gain (loss)                            20,007            (14,130)             5,877
------------------------------------------------------------------------------------------------------------------
  Balance, end of period                                         $     5,877        $   (14,130)       $     5,877
==================================================================================================================

Deficit Accumulated During Development Stage

    Balance, beginning of period                                 $  (670,518)       $  (158,931)       $         0
    Net loss for period                                             (276,807)          (511,587)          (947,325)
------------------------------------------------------------------------------------------------------------------
    Balance, end of period                                       $  (947,325)       $  (670,518)       $  (947,325)
==================================================================================================================

Total Stockholders' Equity                                       $   503,552        $   325,352        $   503,552
==================================================================================================================


See notes to consolidated financial statements.                                3

POKER.COM, INC.
(Formerly Thermal Ablation Technologies Corporation)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(U.S. Dollars)
(Unaudited)

===============================================================================================================
                                                                                                 Period from
                                                                                                 May 3, 1989
                                                                                                 (Inception)
                                                                                                   Through
                                                        Nine Months Ended September 30,         September 30,
                                                            2000                1999                2000
---------------------------------------------------------------------------------------------------------------
Operating Activities
  Net loss                                             $  (276,807)         $ (156,130)         $  (947,325)
  Adjustments to reconcile net loss to
  net cash used by operating activities
    Depreciation and amortization                          119,894                   0              127,819
    Compensation expense                                         0                   0              125,000
    Write-down of investment                                     0             140,297              140,297
  Changes in non-cash working capital                      (49,357)            210,579               (9,943)
---------------------------------------------------------------------------------------------------------------
Net Cash Used By Operating Activities                     (206,270)            194,746             (564,152)
---------------------------------------------------------------------------------------------------------------
Investing Activities
  Acquisition of investment                                      0             (50,000)            (140,297)
  Purchase of property, equipment
    and intangible assets                                  (35,643)           (127,440)            (242,202)
---------------------------------------------------------------------------------------------------------------
Net Cash Used By Investing Activities                      (35,643)           (177,440)            (382,499)
---------------------------------------------------------------------------------------------------------------
Financing Activities
  Proceeds from issuance of common
    stock                                                        0                   0              260,000
  Subscriptions received                                   260,000                   0              860,000
  Reduction of subscriptions received
    by issuance of shares                                        0                   0             (100,000)
---------------------------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities                  260,000                   0            1,020,000
---------------------------------------------------------------------------------------------------------------
Effect of Foreign Currency Translation on Cash              20,007              (2,776)               5,877
---------------------------------------------------------------------------------------------------------------
Inflow of Cash                                              38,094              14,530               79,226
Cash, Beginning of Period                                   41,132               5,898                    0
---------------------------------------------------------------------------------------------------------------
Cash, End of Period                                    $    79,226          $   20,428          $    79,226
===============================================================================================================
Supplemental Disclosure of Non-Cash Transactions
  Reduction of subscriptions previously received
    by issuance of shares                              $   360,000          $ (100,000)         $  (600,000)
  Issue of common shares for settlement of debt        $   175,000          $        0          $   175,000
  Issue of common stock for intangible assets          $         0          $        0          $   250,000
===============================================================================================================

See notes to consolidated financial statements.                                4

POKER.COM, INC.
(Formerly Thermal Ablation Technologies Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
Three Month and Nine Month Period Ended September 30, 2000
(U.S. Dollars)
(Unaudited)

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

     In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at September 30, 2000 and the consolidated results of operations and the consolidated statement of cash flows for the three months and nine months then ended. The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.   STOCK SPLIT

     On August 16, 2000, the Company split its stock on a 3 for 1 basis. All of the shares and per share amounts presented in these financial statements are as if the stock split had occurred prior to the beginning of the periods presented.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All figures are in thousands of US dollars)

The Company's much anticipated Poker software is expected to be released in early October 2000. Due to this rescheduling the expected sales have been delayed. The delivery of the new software program will allow the sales department to increase revenues from the sale of new Poker card room licenses.

The company is also negotiating with Starnet Systems International Inc. to acquire licensing rights to resell the Starnet system software. The Starnet software will provide the company with the ability to sell a Sports Book and a full suite of state of the art Casino games in both Java script and in a downloadable format. If an agreement can be completed by the end of October 2000, the first sub-license utilizing the Starnet systems should be ready for operation by November 2000.

Revenues from banner advertising have been gradually increasing and are expected to continue to generate increased revenues in the fourth quarter.

The company is currently working on the redesign of the company's online portal. Improved traffic will result in increased revenues from both advertising in casino and card room sales.

Resignations of Directors

     None

RESULTS OF CONTINUING OPERATIONS

The following table sets forth for the periods indicated selected information from Poker.com's consolidated statement of operations:

                                   Three Months         Three Months
                                   Ended Sept 30,      Ended Sept 30,
                                       2000                 1999
                                   --------------      --------------
(IN THOUSANDS)

Net Sales                               166                   0
Gross Margin                            149                   0
Operating Expenses                      164                  36
Income (loss) from continuing           (14)                (36)
 operations
Net (loss) Income                       (14)                 29

Liquidity and Capital Resources.

Three-month period ended September 30, 2000 and 1999.

NET SALES. Net sales for the three-months ended September 30, 2000 were $166 compared to $0 for the three-months ended September 30, 1999 as the Company had just begun operations at that time. Sub-license revenues were $7, banner advertising revenues were $90 and royalty fees were $69 for the three months ended September 30, 2000 respectively.

The Company believes that royalty revenues from casinos and the new Poker card room software will substantially improve the gross revenues for the next quarter. These are forward-looking statements, particularly as related to the business plan of the company, within the meaning of Section 27A of the Securities Act of 1993 and Sections 21E of the Securities Exchange Act of 1934 and are subject to the safe harbor created by these sections. Actual results may differ materially from the company's expectations and estimates.

GROSS MARGIN. Gross margin was 90% of net sales for the three months ended September 30, 2000. Management believes the margin is consistent with licensing and marketing of turnkey Internet gaming systems. Poker.com's gross margin may be affected by several factors including (i) the mix of revenue streams, (ii) the price of products sold and (iii) other components of cost of sales.

OPERATING EXPENSES. Operating expenses were $164 and $36 for the three-month period ended September 30, 2000 and 1999 respectively and $910 and $221 for the nine-month period ended September 30, 2000 and 1999, respectively. The increase in the 2000 periods is mainly due to website marketing and corporate promotion that was consistent with Poker's aggressive marketing campaign.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense was $53 and $0 for the three-month period ended September 30, 2000 and 1999 respectively and $120 and $0 for the nine-month periods ended September 30, 2000 and 1999, respectively. The increase in expenses for the three-month period ended September 30, 2000 is due to an accelerated write down of $46 for casino software the Company believes to be obsolete.

PROVISION FOR INCOME TAXES. No tax provision was made for the three-month period ended September 30, 2000. The Company, at December 31, 1999 has available a net operating loss carry forward of approximately $400 that may be used to offset future United States federal taxable income. The net operating loss carry forward if not utilized will begin to expire in 2018.

FINANCIAL CONDITION AND LIQUIDITY

LIQUIDITY AND CAPITAL RESOURCES. At September 30, 2000 the Company had cash and cash equivalents totaling $79 compared to $61 at June 30, 1999. Poker.com's principal source of liquidity is $79 in cash and cash equivalents.

Approximately $206 of the $342 accounts receivable and long term receivable was due from Antico Holdings S.A. for the purchase of a Poker sub-license and
royalty fees.   The amount due from Antico Holdings for their License fee is payable in equal installments over a period of three years. Antico Holdings has assigned to Poker.com Inc the 15% credit card hold back which started to be released on a monthly basis, which began July 15th 2000.

Net cash (used) by operating activities for the nine-month period ended September 30, 2000 was ($206). The decrease in cash was mainly due to increase in accounts receivable of $99 to $342 from December 31, 2000. This is due to royalty revenue, banner advertising and sale of casino license fees being accrued.

Net cash (used) for investing activities for the six-month period ended September 30, 2000 was ($36). The cash was used for the purchase of additional capital assets and casino software.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities
         360,000 unissued common shares were issued

Item 3.  Defaults upon Senior Securities
         None

Item 4:  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         Exhibit No.     Description
         -----------     -----------
             27          Financial Data Schedule

         (b)  Reports on Form 8-K

              None.

Signatures

-------------------------------------------------------------------------------
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Poker.com Inc
                                       --------------------------------------
                                            (Registrant)

     Date 9 Nov 2000                   /s/ M. Jackson
          ----------------------       --------------------------------------
                                            (Signature)* Secretary

     Date 9 Nov 2000                   /s/ C. Taylor
          ----------------------       --------------------------------------
                                            (Signature)*

-------------------------------------------------------------------------------

* Print the name and title of each signing officer under his signatures.

                                  Form 10-QSB