Form 10KSB
period 2000-12-31
POKER COM INC
filed 2001-03-30
CIK 1102432

                            Washington, D.C. 20549

                                  FORM 10-KSB

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000


                                 POKER.COM INC.
          (Name of small business issuer as specified in its charter)


              Florida                                           98-0199508
   (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                        Identification Number)



                          #201 - 1166 Alberni Street
                 Vancouver, British Columbia, Canada, V6E 3Z3
 (Address, including postal code, of registrant's principal executive offices)


                                (604) 689-5998
                    (Telephone number including area code)


   Securities to be registered under Section 12(b) of the Exchange Act: None

   Securities to be registered under Section 12(g) of the Exchange Act: None





--------------------------------------------------------------------------------

                               Table of Contents


--------------------------------------------------------------------------------
            To jump to a section, double-click on the section name.

                                     10KSB
Part I.....................................................................  3
ITEM 1.....................................................................  3
ITEM 2..................................................................... 14
ITEM 3..................................................................... 15
ITEM 4..................................................................... 15
PART II.................................................................... 15
ITEM 5..................................................................... 15
ITEM 6..................................................................... 16
ITEM 7..................................................................... 18
PART III................................................................... 18
ITEM 8..................................................................... 18
ITEM 9..................................................................... 18
ITEM 10.................................................................... 19
ITEM 11.................................................................... 20
ITEM 12.................................................................... 21
ITEM 13.................................................................... 21


--------------------------------------------------------------------------------

PART 1
------

Statements contained in the annual report that are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from estimated results. Such risks and uncertainties are detailed in filings with the Securities and Exchange Commission, including without limitation in
Item 1. "DESCRIPTION OF BUSINESS" and Item 6 "MANAGEMENT'S DISCUSSION AND DESCRIPTION OR PLAN OF OPERATION" below.


ITEM 1.   DESCRIPTION OF BUSINESS

A.   BUSINESS DEVELOPMENT.

Poker.com Inc.:

Poker.com, Inc. began trading as a publicly listed company on the NASD OTC Bulletin Board exchange under the symbol "PKER" on August 19, 1999. Poker.com, Inc. has the exclusive worldwide rights to market the www.poker.com URL until the year 2098. These rights were acquired from UniNet Technology Inc., which were purchased from the registered owner of the URL, Alacorp.

Poker.com, Inc. does not own or operate any Internet gaming operation and acts exclusively as a sub licensor and marketing agent. The Company derives its revenue from selling Poker card rooms, casino licenses, royalty fees, marketing fees, and banner sales.

Poker.com Inc. Corporate History:

The Company was incorporated in Florida on May 3rd, 1989 as Sparta Ventures Corp. In 1998, the Company entered into an Agreement with Thermal Ablation Technologies Canada Inc., which had developed a thermal balloon ablation system to eliminate dysfunctional uterine bleeding. The Company's obligation was to raise $3 million to pursue the development of a prototype unit. As a result of this agreement, the Company changed its name to Thermal Ablation Technology Corporation ("Thermal") on October 8th, 1998. The Company raised $150,000 in a Private Placement, which it invested into Thermal but was unable to raise any further capital with a result that the deal collapsed. The Company retained a 6% interest in Thermal with no further obligation.

The Company's Auditors, Pannell Kerr Forster, in conducting their Audit of the financial Statements of the Company for the period ending December 31, 1999, reported to the Directors and Shareholders on March 14th, 2000 that the Company had minimal capital resources available and had incurred substantial losses of $386,587 to December 31, 1999 and had an accumulated deficit of $545,518. They also stated "the Company must obtain additional financing to meet its cash flow requirements" and continued that "these matters raise substantial doubt about the Company's ability to continue as a going concern."

The Company's previous auditors, Grant Thornton, on June 30th, 1999, stated that the Company's liabilities exceeded their assets by $86,201 and expressed "substantial doubt" that the Company had the ability to continue as a going concern.

In June 1999, the Company was approached by Mr. Michael Jackson on behalf of UniNet Technology Inc. ("UniNet") (of which Mr. Michael Jackson is a Director) to enquire whether the Company was interested in purchasing the URL www.poker.com from UniNet and developing the Company into a gaming marketing company. In early May 1999 UniNet started negotiating to purchase the URL www.poker.com from Ala Corp, the owners of the URL. Neither Mr. Jackson nor UniNet Technology have any vested interest, directly or indirectly, in Ala Corp. At a meeting between Mr. Jackson and the Directors of the Company in June 1999, the Directors supported the idea of the Company purchasing the URL from UniNet and agreed for Mr. Jackson and his associate Mr. Barbosa to take over management of the Company, subject to Company acquiring the www.poker.com URL from UniNet, and undertaking to develop the Company into an on-line Internet gaming marketing company. On July 9th, 1999, UniNet Technology Inc. entered into an Agreement to acquire the URL from Ala Corp based on reselling the rights to the Company. Mr. Michael Jackson became a Director of the Company on July 16th, 1999 and signed an agreement on behalf of the Company to acquire the URL from UniNet. The purchase consideration for the URL consisted of a cash payment of $100,000, 250,000 shares of Thermal plus an on-going royalty payment of 4% of gross monthly profits. Mr Jackson and Mr Barbosa each received 125,000 common shares from UniNet as compensation for brokering the sale between Ala Corp, UniNet and Thermal.

Subsequent to purchasing the URL from UniNet, Management started to research the acquisition of a Casino and/or Poker software license for re-selling. Management attended the Global Interactive Gaming Conference in Vancouver in July and were introduced to ASF Software Inc. ("ASF") of Belize, who had developed a multi-player Poker software program and who were interested in selling a software license to the Company with the rights to re-sell the license. The Company thereafter purchased a License from ASF for $135,000 on the 10th August 1999. At the same conference, Management was introduced to Mr. Bob Simmons of Costa Rica who had a group interested in setting up a gaming operation in Costa Rica. As the Company's business model was to develop the Company as a Marketing and re-seller of gaming licenses and not as a Casino and/or Poker card room operator, the Company negotiated to sell to Mr. Simmon's group, Antico Holdings S.A. ("Antico") a Costa Rican company, a Poker software program sub-license for $200,000. To capitalize on the marketing potential of the URL www.poker.com,
                                                               -------------
the Company sold the exclusive worldwide rights to use www.poker.com only for operating a Casino and/or Card room to Antico. The Company retains all other rights to the URL for developing the web site as a portal, for advertising, marketing the Antico card-room, marketing Casinos, marketing card rooms and other gaming software.

The Company earns a marketing fee of 20% of all deposits made to Antico's Poker card-room by players who log in to play poker and use their credit cards or send wire transfers to deposit funds to play poker.

On August 10, 1999, the Company changed its name to Poker.com, Inc. Poker.com, Inc. began trading as a publicly listed company on the NASD OTC Bulletin Board exchange under the symbol 'PKER' on August 19, 1999. Poker.com, Inc. has the exclusive worldwide rights to market the www.poker.com URL until the year 2098.

In September 1999, the Company raised $500,000 in a Private Placement to pursue the new business model of the Company, namely, creating www.poker.com as a gaming portal, selling software program sub-licenses and Casino links for online gaming, marketing and selling banner advertising on the www.poker.com portal.
                                                        -------------

On the 29th November 1999, the Company through its wholly owned subsidiary, Casino Marketing S.A. ("Casino Marketing") purchased a Master Sub-license Agreement ("MLA") from Gamingtech Corporation ("Gamingtech") (a wholly owned subsidiary of Chartwell Technologies Inc ("Chartwell") who are software developers and who had developed a suite of 18 Casino Games) for $100,000 which provided Casino Marketing with the non-exclusive worldwide rights to sell Casino software program licenses.

In December 1999, the Company raised $360,000 through a private placement to provide working capital to develop the Company.

In January 2000, the Company purchased an updated Poker card room master license from TransNet International SA of Costa Rica to sell Poker card rooms. The software was delivered to the Company in August of 2000 and the Company has since that time sold three licenses. The purchase of the Transnet software was initiated because the ASF software was first generation and considered outdated. Management decided to discontinue the use of the ASF software and replace it with the Transnet system.

On January 10th, 2000, the Company sold an independent Casino Sub-license to Antico for $50,000 with the understanding that Antico would assist the Company in providing technical and administrative services from Costa Rica to the Company's Casino sublicensees.

In August 2000, the Company concluded that the GamingTech program was not operating to managements' expectations and thus, it was decided to discontinue the GamingTech program.

On September 14, 2000, the Company purchased a Casino software license from Starnet Systems International Inc. in return for $100,000 in advertising and monthly fees based on a percentage of net monthly revenue.

The purchase of the Starnet Systems international Inc. was initiated because management viewed the Starnet software as being technically advanced over the GamingTech Corporation software. This resulted in the disposal of the GamingTech software.

The Company does not propose to sell any gaming licenses to any USA or Canadian based company but will only sell sub-licenses to foreign-based corporations in such jurisdictions that according to management allow Internet gaming such as Antigua, Dominican Republic, Belize, St Kits and Costa Rica.

By December 2000, the Company had launched two Starnet Casino websites.

The Company's strategy is to acquire Master Licenses from software developers in order to resell their software programs to earn licensing fees and royalty fees, rather than spend time and money on developing proprietary software, which requires substantial capital and human resources. Management has learnt through their dealings with Software Developers that some software developers lack the marketing expertise to take advantage of the market potential for selling sub-licenses. The

Company, based on the marketing expertise of management has been able to acquire Master Sub-Licensing contracts from these software developers. The software developers also recognize the fact that the more licenses they sell, directly or indirectly, the greater their royalty revenue.

As a result, the Company is now engaged on the Internet in the business of selling on-line casino sub-licenses and marketing www.poker.com as a poker card room and gaming portal.

B.   BUSINESS OF ISSUER:

I.   Organizational Structure

Poker.com is the parent company of two wholly owned subsidiaries, Casino Marketing S.A. and 564448 BC Ltd. Casino Marketing handles the licensing of the Casino and Poker card room software while 564448 BC Ltd employes the Company's human resources.

The key milestones in the development and evolution of the Company are:

II.  Development Milestones

1999
     . Thermal Ablation Technology changed its name to operate as Poker.com, Inc.
     . Poker.com files 10SB with the Securities and Exchange Commission (SEC). . Launch of Poker.com gaming portal
     . Casino Marketing S.A. created to license turnkey, customized, Internet gaming systems to independent operators in exchange for participation in the licensee's revenues.
     .  Poker.com purchases multi-player poker software from ASF Software Inc.
     .  Poker.com signs first internet gaming licensee, Antico Holdings
     . Private placements completed with individual investors for gross proceeds of $860,000.
     .  Signs master sub-licensing agreement with Chartwell Technologies

2000
     .  Redesign of www.poker.com gaming portal site
     .  Poker.com ranked 1215th busiest site on the Internet by PCDataOnline
     . Poker.com enters into a strategic Poker card room agreement with Transnet
     .  Stock split 3:1
     .  Poker.com launches new 2nd generation poker software
     . Poker.com enters into strategic Casino Licensing agreement with Starnet . Announces Christa Taylor as new CFO, Charlo Barbosa resigns as President

III. OVERVIEW

Poker.com is currently one of the leading providers of Internet poker card rooms and online casinos. The Company's innovative card rooms and casinos licenses have been designed to: (i) offer customers a user-friendly interface, superior interactive experience and a wide selection of gaming options; (ii) provide licensees with financially attractive returns, easy site maintenance and limited administration
(iii) protect customers and licensees through its proprietary fully integrated technology.

Poker.com, Inc. began trading as a publicly listed company on the NASD OTC Bulletin Board exchange under the symbol 'PKER' on August 19, 1999. Poker.com, Inc. has the exclusive worldwide rights to market the www.poker.com URL until the year 2098. These rights were acquired from UniNet Technology Inc., which were purchased from the registered owner of the URL, Alacorp.

The Company sold their poker Multi-Player software license to Antico Holdings SA of Costa Rica, who launched their card-room for money wagering on October 12th 1999. On November 30th 1999, the Company through their wholly owned subsidiary 'Casino Marketing SA.' entered into a worldwide Master Sub-License agreement that was subsequently discarded.

September 2000 Poker.com acquired a license from Starnet Systems International for Casino software.

Poker.com is one of the most powerful domain names in the online gaming industry. It is a name brand that is immediately recognizable worldwide, bridging the gap created by language barriers. With this strong online brand identity, experienced and capable management, and a consistent and focused strategic marketing plan, Poker.com, Inc. has the ability to catapult the www.poker.com site to become the leading gaming portal on the web - attracting hundreds of thousands of people each month.

IV.  PRODUCTS AND SERVICES

The Company provides software products, electronic funds transfer and online gaming management services to the independent licensees.

To its Starnet licensees, the Company provides:

     . Complete graphical user interface with sophisticated visual and sound effects to create a total gaming experience
     .  Real-time wagering
     .  Complete, secure electronic funds transfer
     . Retention and analysis of all gaming data, including win/loss, game preferences and monitoring of player activities
     .  Administration and complete 24 hour, 7 days a week customer support
     .  Continuing customization of website
     .  Monitoring of the flow of funds
     .  Hosting of server software
     . Discussion, liaison and co-operation with testing agencies, regulatory boards, governing bodies and governments
     .  Market consulting

     The software currently offered by the Company includes the following games:

     .  Craps                .  Roulette                .  Battle Royale
     .  Baccarat             .  Sportsbook              .  Pai Gow
     .  Blackjack            .  Race Tracks             .  Bingo

     .  Free Ride            .  Multi-media slots       .  Red-Dog
     .  Seven Card Stud      .  Pachinko                .  Texas Hold'em
     .  Sic Bo               .  Omaha/Omaha Hi-lo       .  Bermuda Poker
     .  Lotteries & Keno                                .  Five Card Stud

With the Companies ability to sell Casino Links at highly competitive prices and its ability to identify and contract with web masters who have substantial traffic flow, Poker.com Inc is in a position to become the leader in gaming licensing sales.

New Poker software

In December 1999, after viewing Paradise Poker's card room software it became blatantly obvious that the poker card room software the Company had purchased from ASF Software Inc was old and dated.

In January 2000, the Company was introduced to TransNet International S.A. ("TransNet") who was offering a new Poker software program that would enable the Companies sublicensees to aggressively compete directly with Paradise Poker and other on-line Poker card rooms.

On February 15th, 2000, the Company entered into a Master License Agreement with TransNet that enabled the Company to re-sell the new poker software program.

The difference between the ASF software and the new software program is the number of features the program developers have incorporated into the software program, which will

     - provide a lobby feature that will allow a player to check out the other Poker tables without losing his place at his table.

     - allow a player to check out the amount of money in the pot on the table without using the mouse.

     -  the ability to turn off the chat dialogue

     -  provide for a Bad beat jackpot.

     -  provide for an affiliation program to drive traffic to the casino site.

Sublicenses

The Company sells both Casino and Poker card rooms, which comprise of the following:

     .  Initial Internet gaming license

     .  Registration of a URL

     .  A virtual casino "theme"

     . Sophisticated visual and sound effects to create a total gaming experience

     .  Real-time wagering

     .  Secure encrypted merchant accounts and electronic fund transfers

     . Analysis of all gaming data, including win/loss and monitoring of players' activities

     .  Administration and complete 24hr, 7 days per week support services

     .  Monitoring of all fund flows

     .  Hosting of server software

V.   SALE OF LICENSES


Overview

Poker.com casino and poker software is licensed through its subsidiary, Casino Marketing S.A. Casino Marketing S.A. licenses its fully integrated systems to a growing list of licensees. A one-time license fee provides an installed fully integrated system. The licensee's site is generally operational within 90 - 120 days of signing a Poker card room license agreement and 10 - 60 days for a Casino website. Casino Marketing S.A. receives a continuing percentage of the licensee's revenues, in exchange for continuing to host and maintain the site. Casino Marketing S.A. assists the new licensee's to design a site to fit its target market.

Casino

During the fiscal 2000 year, Casino Marketing was sub-licensing Chartwell gaming systems.

A sample list of licensees using this software includes:

www.visualcasino.com, www.highstakescasino.com, www.noblehousecasino.com,
--------------------  ------------------------  ------------------------
www.thundergaming.com, www.4knightscasino.com
---------------------  ----------------------

In September 2000, Casino Marketing S.A. signed a new licensing agreement with Starnet Systems International. Any licensees that were using the Chartwell systems will be switched over to the new Starnet system.

Poker

Up until October 2000, Poker.com's licensee, Antico Holdings, was using the ASF Poker software. However, with the development of the Transnet software both the Company and Antico changed over to the Transnet software. All future licensees will be using the Transnet software.


VI.  GROWTH STRATEGY

The Company intends to achieve it's growth strategy by:  (i)  marketing it's URL
(ii) continuing to upgrade and improve it's proprietary Poker card room software (iii) market it's casino licenses and (iv) build it's relationship with it's sublicensees.

The Company intends to maximize it's marketing potential by continuously upgrading it's site to ensure visitors return on a consistent basis. This will result in increased advertising revenues, the number of Poker card rooms and Casino licensees, and royalties.

Strategic relationships with its proprietary software developers ensure that the Company and its sublicensees have the ability to customize and develop new software allowing the Company to maintain its competitive advantage.

Establishing and maintaining the relationships between the Company and it's sublicencees helps ensure their sublicencees success and in turn, the Company's. With links from the Company's URL, the Company helps their sublicensees increase their traffic and revenues that will reflect in the Company's royalty revenues.

VII. RISK

Competition

Poker.com Inc. experiences competition from eight market segments:

     .  Traditional casino companies;
     .  Traditional poker companies;
     .  Internet casino companies;
     .  Internet poker companies;
     .  Electronic casino companies;
     .  Electronic poker companies;
     .  Web service providers; and
     .  Other entertainment/media companies

There are currently several competitors for the licensing of Internet software: including Atlantic International Entertainment, Ltd., Boss Media AB, Chartwell Technology, Inc., Cryptologic, Inc., and Microgaming. None of these competitors currently offer the full suite of casino and poker gaming products that Poker.com offers.

The Company believes that the principal competitive factors in its online market are brand recognition, selection, variety of value-added services, ease-of-use, site content, quality of service, and technical expertise. Many of the Company's potential competitors have longer operating histories, larger customer bases, greater brand recognition and greater financial, marketing and other resources than the Company. The Company is aware that certain competitors have and may continue to adopt aggressive policies and devote substantially more resources to website and systems development than the Company. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise.

There can be no assurance that the Company will be able to compete successfully against current and future competitors. New technologies and the expansion of existing technologies may increase the competitive pressures on the Company.

However, to compete with the existing software developers and direct traffic to the Company's web site, the Company has established www.poker.com as a gaming Portal to encourage potential subscribers to visit the site by offering them general gaming information, free games, and an entry point to visit a sublicensees gaming site. Based on the web site being developed as a portal the Company expects to generate substantial traffic to its site. The company has also entered into various contracts to purchase traffic from various sources, which will result in a much higher traffic count to the Companies' web site than to most other gaming sites on the Internet. In fact, the Company has become one of the busiest gaming sites on the Internet. 100hot, an independent metrix analyst, tracking the busiest sites on the Internet, ranked Poker.com web site as number three during the year 2000.

Limited Operating History

Poker.com, Inc. has a short operating history on which to base an evaluation of its business and prospects. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as online commerce. Such risks include, but are not limited to, possible inability to respond promptly to changes in a rapidly evolving and unpredictable business environment and the risk of inability to manage growth. To address these risks, the Company must, among other things, develop and expand its customer base, successfully implement its business and marketing strategies, increase it's working capital, continue to develop and upgrade website and transaction- processing systems, provide superior customer service, respond to competitive developments, attract and retain qualified personnel and constantly upgrade their software to remain competitive. If the Company is not successful in addressing such risks, it may be adversely affected.

Dependence on Continued Growth of Online Commerce

The Company's long-term viability is substantially dependent upon the widespread consumer acceptance and use of the Internet as a medium of commerce. Use of the Internet as a means of effecting monetary transactions is at an early stage of development, and demand and market acceptance for recently introduced services and products over the Internet remains uncertain. The Company cannot predict the extent to which consumers will be willing to shift their gaming habits to online casinos.

The Internet may not become a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure, delayed development of enabling technologies and inadequate performance improvements. In addition, the Internet's viability as a commercial marketplace could be adversely affected by delays in the development of services or by increased government regulation. Changes in or insufficient availability of telecommunications services to support the Internet also could result in slower response times and adversely affect usage of the Internet generally and Poker.com, Inc. in particular. Moreover, adverse publicity and consumer concern about the security of transactions conducted on the Internet and the privacy of users may also inhibit the growth of commerce on the Internet. If the use of the Internet does not continue to grow or grows more slowly than expected, or if the infrastructure for the Internet does not effectively support growth that may occur, the Company may be adversely affected.

Need for Additional Funds

The Company's capital requirements depend on several factors, including the rate of market acceptance, the ability to develop and expand the Company's customer base, the level of expenditures for sales and marketing, the cost of website development and upgrades, and other factors. If capital requirements vary materially from those currently planned, the Company may require additional financing sooner than anticipated. Regardless of when needed, there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If equity securities are issued in connection with a financing, dilution to the Company's shareholders may result, and if additional funds are raised through the incurrence of debt, the Company may become subject to restrictions on its operations and finances.

Rapid Technological Change

To become and remain competitive, the Company intends to develop, enhance and improve the responsiveness, functionality and features of proposed sites and develop new features to meet customer needs. The Internet is characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions and the emergence of new industry standards and practices that could render the Company's proposed websites, technology and systems obsolete. The Company's success will depend, in part, on its ability to license leading technologies useful in its business, enhance its proposed services, develop new services and technology that address the needs of its proposed customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. If the Company is unable to use new technologies effectively or develop and adapt its websites, proprietary technology and transaction-processing systems to customer requirements or emerging industry standards, it may be adversely affected.

VIII. TECHNOLOGY

Redundant High-Speed Network

Poker.com Inc.'s network is connected to the Internet via redundant high-speed fiber through various facilities. This high performance network infrastructure ensures multiple backup connections to the Internet and reliable and responsive game play for Poker.com's licensees and end users/players. The system is composed of multiple dual processor rack mount servers on robust platforms such as Linux and Microsoft. Most of the critical system components, such as the game servers, web servers and database servers are distributed across multiple machines. Regularly scheduled backups are also performed for each machine. This protects the gaming service in the event of a hardware malfunction.

Due to the high scalable nature of Poker.com's network, adding or upgrading for future capacity is done with ease. The network administrators keep watchful eyes on hardware peaks to ensure that maximum efficiency is maintained. The administrators can also determine if new hardware is needed to meet licensee and user/player demands.

Poker.com Inc. utilizes three third party credit card processors: Electronic Funds Transfer System (EFS), Surefire Commerce and Neteller. All companies provide a high level of security and integrity of funds wagered.

Security Measures

Poker.com Inc. uses the most advanced technologies, such as site identification, data encryption, and secure servers to provide users with the safest environments to perform secure transactions and data transmissions over the Internet. All transactions made through Poker.com Inc.'s licensees online are secure and convenient. Data encryption hides sensitive information such as the customer's name, address and credit card number. If one manages to obtain a player's personal information from the transaction process, data encryption will not allow him/her to either read or use it.

Online Security Risks

As with any online transactions taking place, there is always a possibility of hackers intruding. Albeit remote, the advances in computer capabilities, new discoveries in the field of cryptography, internal incidents, or other events or developments may compromise or breach the technology used by Poker.com Inc. and its sublicensees. If such a breach of security were to occur, interruptions in services, loss of data, or cessation may damage Poker.com Inc.'s reputation and expose the Company to a risk of loss or litigation and possible liability.

Environmental Damage

Poker.com Inc.'s sublicensees systems may be vulnerable to damage from earthquakes, fire, floods, power loss, telecommunications failures, break-ins, internal incidents, and other unforeseen events.

Environmental Law

As Poker.com Inc.'s business is exclusively conducted on the Internet the Company is not impacted by any environmental issues.


End-User/Player Screening

Poker.com Inc. uses a secure network both to preserve the integrity of the thousands of financial transactions executed over their network daily and to screen out potential website customers who may be residents of the jurisdictions blocked from using the systems. Poker.com Inc. can successfully block customers in restricted jurisdictions by matching the credit card number with the customer's country, address, and postal/zip code.

As an additional security feature, the Company provides players with a Personal Identification Number (PIN), which is required before any funds can be withdrawn.

IX.   GOVERNMENT REGULATION AND RISK

Regulatory Environment

The Company and its licensees are subject to applicable laws in the jurisdictions in which they operate. While some jurisdictions have introduced regulations to attempt to restrict or prohibit internet gaming, other jurisdictions, such as several Caribbean countries, have taken the position Internet gaming is legal and/or have adopted or are in the process of reviewing legislation to regulate Internet gaming in such jurisdictions which include certain states in the U.S. As companies and consumers involved in Internet gaming are located around the globe, including the end-users of the Company's licensees, there is uncertainty regarding exactly which government has jurisdiction or authority to regulate or legislate with respect to various aspects of the industry. Furthermore, it may be difficult to identify or differentiate gaming-related transactions from other Internet activities and link those transmissions to specific users, in turn making enforcement of legislation aimed at restricting Internet gaming activities difficult. The uncertainty surrounding the regulation of Internet gaming could have a material adverse effect on the Company's business, revenues, operating results and financial condition.

Kyl Bill

Legislation designated to restrict or prohibit Internet gaming may be adopted in the future in the United States or other jurisdictions. After previous similar proposals failed to pass in 1998, on March 23, 1999, Senator Jon Kyl of the United States Senate introduced a revised proposal intended to prohibit and criminalize Internet gambling, which he later withdrew in 2000. As well, existing legislation, including United States and federal statutes, could be construed to prohibit or restrict gaming through the use of the Internet and there is a risk governmental authorities may view the Company's licensees or the Company as having violated such statutes. There is a risk that criminal and civil proceedings could be initiated in such jurisdictions against the Company's licensees or the Company and such proceedings could involve substantial litigation expense, penalties, fines, diversion of the attention of key executives, injunctions or other prohibitions being invoked against the Company's licensees or the Company. Such proceedings could have a material adverse effect on the Company's business, revenues, operating results and financial condition.

In addition, as electronic commerce further develops, it may generally be the subject of government regulation. As well, current laws that pre-date or are incompatible with Internet electronic commerce may be enforced in a manner that restricts the electronic commerce market. Any such developments could have a material adverse effect on the Company's business, revenues, operating results and financial condition.

Poker.com, Inc. is in the process of minimizing the potential risks in this area by putting greater marketing efforts into foreign jurisdictions.


X.    RESEARCH AND DEVELOPMENT

The Company did not identify any material Research and Development expenses in fiscal 1998, 1999 or 2000.



ITEM 2.   DESCRIPTION OF PROPERTY

Poker.com, Inc. occupies 2,000 square feet of commercial space at #201-1166 Alberni Street, Vancouver, British Columbia. This facility houses all of Poker.com, Inc.'s operations including technical, marketing and administration for all of the Company's subsidiaries.

The annual cost of the space at the Alberni Street location is approximately $24,000 USD. The lease expires in May 2003.


ITEM 3.   LEGAL PROCEEDINGS

In the opinion of Management, there are no actions, suits, proceedings or governmental investigations pending, or to their knowledge, threatened against Poker.com, Inc. or any of its subsidiaries which, either singly, or in the aggregate, will have a material effect on the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II
-------

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

A.   MARKET INFORMATION

The Company's common stock is reported by the NASD Over-The-Counter Bulletin Board under the symbol "PKER".

The following table sets forth the range of high and low bid quotations for the Company's common stock for each of the periods indicated as reported by the NASD Over-The-Counter Bulletin Board. Bid quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

Quarter Ended             High      Low
December 31, 1999 (1)     $1.9062    $0.5937
March 31, 2000 (1)        $4.4687    $0.9375
June 30, 2000 (1)         $2.00      $0.69
September 30, 2000 (1)    $1.875     $0.8907
December 31, 2000 (2)     $0.375     $0.0625

(1) Pre spilt pricing - 3:1 stock split
(2) Post split pricing - 3:1 stock split

B.   DIVIDENDS

No dividends have been declared or paid on the Company's common stock.

ITEM 6.   MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


SELECTED STATEMENT OF OPERATIONS INFORMATION



                                          FOR THE YEAR ENDED
                                    DEC 31, 2000      DEC 31, 1999
                                    ------------      ------------
Net Sales                             $1,184,290      $    50,388
Gross Margin                             869,825           22,595
Operating Expenses                     1,102,594          599,182
Income (Loss) From Operations           (232,769)        (576,587)
Net Income (Loss)                       (327,213)        (511,587)


Selected Balance Sheet Information


                                 At Dec 31, 2000   At Dec 31, 2000
                                 ---------------  ----------------
Working Capital (Deficiency)         $  (21,362)        $(148,282)
Total Assets                          1,068,137           616,806
Retained Earnings (Deficit)            (997,731)         (670,518)
Total Shareholders Equity               498,739           325,352


Selected Financial Ratios


                                    Dec 31, 2000      Dec 31, 1999
                                    ------------      ------------
Net Profit Margin                          (.28)           (10.17)
Gross Profit Margin                         .73               .45
Acid Test                                   .87               .48
Current ratio                               .96               .49
A/R Turnover                               2.60               .51
Equity to Assets                            .47               .53

The Company's revenues increased significantly to $1,184,290 for the year ended December 31, 2000 compared to $50,388 for the year ended Dec 31, 1999. The growth is primarily due to additional revenues generated from licensing, royalties, and advertising. Advertising accounts for 47.2%, Licensing revenue accounts for 13.5%, and Royalty revenues accounts for 10.9% of total revenues for the year ended Dec 31, 2000. The Company believes its royalty revenues from Casino's and the new Poker card room software will increase as both existing licensees grow and additional licenses are sold.

Further to the growth in sales, gross margin increased to $869,825 for the year ended December 31, 2000 compared to $22,595 for the year ended December 31, 2000. Gross Margin increased to 73.8% for the year ended December 31, 2000 over December 31, 1999's Gross Margin of 44.94%. This increase is in line with management's expectations on the development of the Company.

Operating expenses increased by 84.0% to $1,102,594 for the year ended December 31, 2000 from $599,182 for the year ended December 31, 1999. In comparison to the percentage of sales, operating expenses decreased from 1,189% for the year ended December 31, 1999 to 93.1% for the year ended December 31, 2000. This is due to the development of the Company from its preliminary stages to more advanced operating stages.

Loss from operations for the year ended December 31, 2000 was $232,769 compared to an operating loss of $576,587 for the year ended December 31, 1999. The decrease was a result of the initiation and establishment of operations, advertising revenues and royalties. The Company expects revenues to increase as more Casino and Poker room licenses are sold and revenue from licensees' increases.

Provision for Income Taxes. No tax provision was made for the 12 months ended December 31, 2000. The Company also has available net operating loss carry forward of approximately $604,000 that may be used to offset future taxable income.


CANADIAN FINANCIAL CONDITION AND LIQUIDITY

At December 31, 2000, the Company had cash and cash equivalents totaling $497,807 compared to $140,537 at December 31, 1999. The increase in cash and cash equivalents balance is mainly due to the reduction of operating losses and the issuance of common stock.

Working capital at December 31, 2000 increased to a deficit of $21,362 over the previous year ending December 31, 1999 of a deficit $148,282. Accounts receivable for the year ended December 31, 2000 was $456,032 compared to $99,405 for the year ended December 31, 1999. Approximately $464,190 of the $596,032 accounts receivable and long term receivable was due from Antico Holdings for the purchase of a Poker sub-license and Royalty fees. The amount due from Antico Holdings for their License fee was re-negotiated with the terms of $6,000 per month commencing March 2001. Antico Holdings has assigned to Poker.com Inc the 15% credit card hold back which will be released each month on a rolling month-to-month basis. Prepaid expenses and deposits increased to $50,229 for the year ended December 31, 2000 compared to $2,635 for the year ended December 31, 1999. This is due to the prepayment to the Antiguan government for a one-year Casino license.

Net cash used from operations for the year ended December 31, 2000 was $142,502 compared to $109,078 for the year ended December 31, 1999.

Net cash used for investing activities for the year ended December 31, 2000 was $135,740 compared to $341,588 for the year ended December 31, 1999. The decrease was mainly due to the decrease in the purchase of property, equipment and intangible assets and the decrease of the long-term receivable.

Net cash provided by financing activities for the year ended December 31, 2000 was $260,000 compared to $500,000 for the year ended December 31, 1999. The decrease was due to the subscriptions received in 1999, which were part of the start-up.


RESULTS OF OPERATIONS
---------------------

General


ITEM 7.   FINANCIAL STATEMENTS

PART III.
---------

PERSONNEL

At the end of the year, the number of employees was 10. The average age was 33.1.

A further two people have been employed since the end of 2000.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in, or disagreements with accountants on accounting and financial disclosures.


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

DIRECTORS

Christa Taylor, CMA, BA Tech.
Director, CFO, Corporate Secretary

Christa Taylor began her career with Poker.com Inc as a consultant providing financial leadership, business development, and strategic planning. Along the way, Ms. Taylor has provided leadership with a number of high profile companies. They include: Glenayre Technologies Inc. (NASQ: GEMS), Vancouver as a Financial Analyst, Sentinel Importing Corporation, North Vancouver providing accounting services, and Vancouver International Airport in Administration and Auditing. Ms Taylor brings a wealth of administration and accounting expertise from a broad range of disciplines. Ms. Taylor has achieved a CMA (Certified Management Accountants) designation from the Certified Management Accounts of B.C. Her other educational accomplishments include a Bachelor of Technology and an Associate Accounting Technologists diploma (AAT).

Michael Jackson,
Director, CEO

Mr. Jackson practiced corporate and securities law in South Africa for 11 years before immigrating to Vancouver, British Columbia in 1978. There, he launched Hillcon Developments Ltd., a land development company. Mr. Jackson built Hillcon into a $150-million dollar operation and personally raised in excess of $50 million from equity investors. He joined Geneva Capital Corporation as an associate, where he acted as an Investment Banker, taking companies public on the Vancouver Stock Exchange, the Alberta Stock Exchange and NASDAQ. In 1993 he re-launched Hillcon Developments and continued to develop land projects as well as act as a consultant to Samoth Capital Corporation until 1998, when he started an investment banking company, UniNet Technologies Inc. Early in 1999, he began to specialize in taking Internet companies public using the OTC Bulletin Board. Since inception, he has been involved with Galore.com, an Internet search engine (now sold to Hello.com), and FriendFinder.com (currently in the process of being acquired by Microsoft for $100 million).

FAMILY RELATIONSHIPS.

There are no family relationships among directors, executive officers or other persons nominated or chosen be the Company to become officers or executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

The Company is not aware of any material legal proceedings involving any director, director nominee, promoter or control person including criminal convictions, pending criminal matters, pending or concluded administrative or civil proceedings limiting one's participation in the securities or banking industries, or findings of securities or commodities law violations.


ITEM 10.  EXECUTIVE COMPENSATION.

The following table summarizes the total compensation of the Chief Executive Officer and the other most highly compensated executive officers (collectively, the "Named Executive Officers") of the Company for the year ended December 31, 2000, as well as the total compensation paid to each such individual for the Company's three previous fiscal years:

Summary Compensation Table

 Name and        Year      Salary      Bonus   Other Annual    Restricted       Options/      Pay        All Other
 Position                 Per Annum            Compensation   Stock Awards        SARs        Outs     Compensation
-------------------------------------------------------------------------------------------------------------------
Michael         Fiscal          -0-     -0-         -0-            -0-            -0-          -0-        $37,500
Jackson, CEO     2000
---------------------------------------------------------------------------------------------------------------------------
Christa         Fiscal      $35,000     -0-         -0-            -0-            -0-          -0-          -0-
Taylor, CFO      2000
---------------------------------------------------------------------------------------------------------------------------
Michael         Fiscal          -0-     -0-         -0-            -0-          300,000        -0-        $19,500
Jackson, CEO     1999
---------------------------------------------------------------------------------------------------------------------------
Christa         Fiscal          -0-     -0-         -0-            -0-            -0-          -0-          -0-
Taylor, CFO      1999
---------------------------------------------------------------------------------------------------------------------------
Michael         Fiscal          -0-     -0-         -0-            -0-            -0-          -0-          -0-
Jackson, CEO     1998
---------------------------------------------------------------------------------------------------------------------------
Christa         Fiscal          -0-     -0-         -0-            -0-            -0-          -0-          -0-
Taylor, CFO      1998
---------------------------------------------------------------------------------------------------------------------------


Stock Option Grants and Aggregated Stock Option/SAR Exercises

The following table sets forth the aggregated Common Stock Options exercised by the named Executive Officers in the last fiscal year and the year-end value of unexercised options:

    Aggregated Option/SAR Exercises in Fiscal Year Ended December 31, 2000
                       And Fiscal Year-End Option Values

Name           Shares            Value         Number of unexercised          Value of Unexercised
               acquired on       realized      Options/SARs at Fiscal         in-the-money Options/SARs at
               Exercise (#)      ($)           Year-End (#)                   Fiscal Year-End ($)
                                               Exercisable/Unexercisable      Exercisable/Unexercisable
---------------------------------------------------------------------------------------------------------------
Michael            -0-              -0-                300,000/                            -0-
Jackson                                                  -0-
---------------------------------------------------------------------------------------------------------------
Christa            -0-              -0-                  -0-                               -0-
Taylor                                                   -0-
---------------------------------------------------------------------------------------------------------------


LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

The Company has no long-term incentive plans or awards to report for last fiscal year.


COMPENSATION OF DIRECTORS

A.   Standard Arrangements.

The members of the Company's Board of Directors are reimbursed for actual expenses incurred in attending Board meetings.

B.   Other Arrangements.

The Company has no other arrangements for Compensation of the Company's Board of Directors except as mentioned in Section A " Standard Arrangements".


EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT, AND CHANGE IN CONTROL ARRANGEMENTS.

There are no written contracts or agreements. Employee salaries are set by the members of the Board of Directors.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth information, as of December 31, 2000, with respect to beneficial ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than 5% of its outstanding Common Stock, by each director of the Company, by each Named Executive Officer and by all officers and directors of the Company as a group. Unless otherwise noted, each shareholder has sole investment and voting power over the shares owned.

Class of      Name and Address of     Amount and Nature of      Percent of Class
Shares        Beneficial Owner        Beneficial Ownership      of Shares


Common        CEDE & Co.              11,488,685                68%
              PO Box 222
              Bowling Green Station
              New York NY 10274

Common        Michael Jackson         577,500                   3.41%
Common        Christa Taylor          0                         0%
-------------------------------------------------------------------------------

Total Common Shares                   16,935,000                100%
Outstanding

Common        All Directors and       577,500                   3.41%
              Executives as a Group


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Nothing reportable.


ITEM 13.  INDEX TO EXHIBITS

Financial Statements (included in Part II of this Report):

Report of Independent Accounts

Consolidated Balance Sheet - December 31, 2000

Consolidated Statements of Income (Loss) and Retained Earnings (Deficit) - December 31, 2000

Consolidated Statements of Shareholders' Equity (Deficiency) - December 31, 2000

Consolidated Statements of Cash Flows - December 31, 2000

Notes to Consolidated Financial Statements - December 31, 2000

Consent of Independent Chartered Accountants

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Poker.com Inc.
                                (Registrant)

Date: March 28, 2001            By: /s/ Michael Jackson
                                -----------------------
                                CEO and Director


Date: March 28, 2001            By: /s/ Christa Taylor
                                ----------------------
                                CFO and Director

POKER.COM, INC.
(A Development Stage Company)

Consolidated Financial Statements
December 31, 2000 and 1999
(U.S. Dollars)





     INDEX                                                   Page
     -----                                                   ----

     Report of Independent Chartered Accountants             F-1

     Consolidated Financial Statements

     Consolidated Balance Sheets                             F-2

     Consolidated Statements of Operations                   F-3

     Consolidated Statements of Stockholders' Equity         F-4

     Consolidated Statements of Cash Flows                   F-5

     Notes to Consolidated Financial Statements              F-6 - F-15


                  REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS

TO THE DIRECTORS AND SHAREHOLDERS OF POKER.COM, INC.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Poker.com, Inc. (formerly Thermal Ablation Technologies Corporation), (A Development Stage Company) as at December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2000 and the period from May 3, 1989 (inception) through December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of Poker.com Inc. from May 3, 1989 (inception) through December 31, 1998 were audited by other auditors whose report dated July 8, 1999, expressed an unqualified opinion on those statements. Our opinion insofar as it relates to the cumulative totals for development stage operations from May 3, 1989 (inception) through December 31, 1998, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at December 31, 2000 and 1999 and the consolidated results of its operations and cash flows for each of the three years ended December 31, 2000 and the cumulative totals for the development stage of operations from May 3, 1989 (inception) through December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has minimal capital resources available and has incurred substantial losses to December 31, 2000. The Company must obtain additional financing to meet its cash flow requirements. These matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that may result from the outcome of these uncertainties.



"PANNELL KERR FORSTER"

Chartered Accountants

Vancouver, Canada
March 7, 2001

POKER.COM, INC.
(Formerly thermal Ablation Technologies Corporation)
(A Development Stage Company)
Consolidated Balance Sheets
December 31, 2000 and 1999
(U.S. Dollars)

---------------------------------------------------------------------------------------------------------------
                                                                                              2000       1999
---------------------------------------------------------------------------------------------------------------
Assets

Current
  Cash                                                                                   $   41,775     $ 41,132
  Accounts receivable, net of $18,750 allowance for bad debts
    (notes 11 (c) and 15)                                                                   456,032       99,405
  Prepaid expenses and deposits                                                              50,229        2,635
----------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                        548,036      143,172
Long-Term Receivable (note 4)                                                               140,000      150,000
Property and Equipment (note 5)                                                             161,755      100,822
Intangible Assets (notes 6 and 7(a))                                                        218,346      222,812
----------------------------------------------------------------------------------------------------------------

Total Assets                                                                             $1,068,137     $616,806
================================================================================================================

Liabilities

Current
  Accounts payable and accrued liabilities (notes 7 and 8)                               $  562,570     $195,527
  Advances from related parties (note 10(d))                                                  6,828       95,927
----------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                           569,398      291,454
================================================================================================================

Contingencies and Commitment (notes 11 and 13)

Stockholders' Equity (note 9)

Preferred Stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding
Common Stock and Paid-in Capital in Excess of $0.01 Par Value
  100,000,000      Shares authorized
   16,935,000      (1999 - 14,100,000) shares issued and outstanding                      1,469,235     510,000
Subscriptions Received/Receivable                                                            22,480     500,000
Other Comprehensive Income (Loss)                                                             4,755      (4,130)
Deficit Accumulated During the Development Stage                                           (997,731)    (70,518)
---------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                                  498,739     325,352
---------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                                               $1,068,137    $616,806
---------------------------------------------------------------------------------------------------------------

POKER.COM, INC.
(Formerly Thermal Ablation Technologies Corporation)
(A Development Stage Company)
Consolidated Statements of Operations
Years Ended December 31, 2000, 1999 and 1998 and Period from
May 3, 1989 (Inception) Through December 31, 2000
(U.S. Dollars)

-------------------------------------------------------------------------------------------------------------
                                                                                                 Period From
                                                                                                 May 3, 1989
                                                                                                 (Inception)
                                                                                                   Through
                                                               Years Ended December 31,          December 31,
                                                           2000          1999          1998         2000
-------------------------------------------------------------------------------------------------------------
Revenues
  Marketing and sub-licensing                        $ 1,178,290   $    50,280   $        0     $1,228,570
  Miscellaneous                                            6,000           108          906          7,014
----------------------------------------------------------------------------------------------------------

Total Revenues                                         1,184,290        50,388          906      1,235,584
Cost of Goods Sold                                       314,465        27,793            0        342,258
----------------------------------------------------------------------------------------------------------

Gross Margin                                             869,825        22,595          906        893,326
----------------------------------------------------------------------------------------------------------

Expenses
  Website marketing                                      434,838       136,573            0        571,411
  Corporation promotion                                  172,041        39,802        1,412        213,255
  Wages                                                   93,926             0            0         93,926
  Office supplies and services                            93,309        29,059        2,340        124,708
  Management and consulting fees                          76,865        43,573       61,681        192,119
  General corporate expenses                              70,449         9,856        1,516         81,821
  Bad debt expense (note 15)                              55,250             0            0         55,250
  Professional fees                                       48,217        45,996       71,428        165,641
  Rent                                                    16,156        21,101       11,460         48,717
  Stock option benefit (note 9)                           14,235             0                      14,235
  Investment written off                                       0       140,297            0        140,297
  Compensation expense (note 10(b))                            0       125,000            0        125,000
  Depreciation and amortization                           27,308         7,925            0         35,233
----------------------------------------------------------------------------------------------------------

Total Expenses                                         1,102,594       599,182      149,837      1,861,613
----------------------------------------------------------------------------------------------------------

Loss from Operations                                    (232,769)     (576,587)    (148,931)      (968,287)
Gain (Loss) on Disposal of
  Asset (note 7(c))                                      (94,444)       65,000            0        (29,444)
----------------------------------------------------------------------------------------------------------

Net Loss for Period                                  $  (327,213)  $  (511,587)  $ (148,931)    $ (997,731)
==========================================================================================================

Net Loss Per Share                                        $(0.02)       $(0.04)      $(0.02)
==========================================================================================================

Weighted Average Number of
  Common Shares Outstanding                           15,984,330    12,875,001    7,610,958
==========================================================================================================

POKER.COM, INC.
Formerly Thermal Ablation Technologies Corporation)
A Development Stage Company)
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2000, 1999 and 1998 and Period from May 3, 1989 (Inception) Through December 31, 2000
(U.S. Dollars)


-----------------------------------------------------------------------------------------------------------
                                                                                                Period From
                                                                                                May 3, 1989
                                                                                                (Inception)
                                                                                                  Through
                                                              Years Ended December 31,          December 31,
                                                          2000          1999          1998          2000
-----------------------------------------------------------------------------------------------------------
Shares of Common Stock Issued
  Balance, beginning of period                        14,100,000    12,000,000     3,000,000              0
  Issued for
    Services (note 10(b))                                      0       750,000             0      3,750,000
    Settlement of debt                                   225,000             0             0        225,000
    Cash                                               1,080,000             0     9,000,000     10,080,000
    Subscriptions receivable                              30,000             0             0         30,000
    Subscriptions previously received                  1,500,000       600,000             0      2,100,000
    Intangible assets (note 7(a))                              0       750,000             0        750,000
-----------------------------------------------------------------------------------------------------------
  Balance, end of year                                16,935,000    14,100,000    12,000,000     16,935,000
===========================================================================================================
Common Stock and Paid-in Capital
  in Excess of Par
  Balance, beginning of period                       $   510,000   $   160,000   $    10,000    $         0
  Issued for
    Services                                                   0       125,000             0        135,000
    Settlement of debt                                   175,000             0             0        175,000
    Cash                                                 260,000             0       150,000        410,000
    Subscriptions previously received                    500,000       100,000             0        600,000
    Subscriptions receivable                              10,000             0             0         10,000
    Stock option benefit                                  14,235             0             0         14,235
    Intangible assets                                          0       125,000             0        125,000
-----------------------------------------------------------------------------------------------------------
  Balance, end of year                                 1,469,235       510,000       160,000      1,469,235
-----------------------------------------------------------------------------------------------------------
Subscriptions Received
  Balance, beginning of period                           500,000       100,000             0        600,000
  Issued for subscriptions received                     (500,000)     (100,000)            0       (600,000)
  Subscriptions received                                  32,480       500,000       100,000         32,480
  Subscriptions receivable                               (10,000)            0             0        (10,000)
-----------------------------------------------------------------------------------------------------------
  Balance, end of year                                    22,480       500,000       100,000         22,480
-----------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss)
  Balance, beginning of period                           (14,130)            0             0              0
  Foreign currency translation
    gain (loss)                                           18,885       (14,130)            0          4,755
-----------------------------------------------------------------------------------------------------------
  Balance, end of year                                     4,755       (14,130)            0          4,755
-----------------------------------------------------------------------------------------------------------
Deficit Accumulated During the
  Development Stage
    Balance, beginning of period                        (670,518)     (158,931)      (10,000)             0
    Net loss for period                                 (327,213)     (511,587)     (148,931)      (997,731)
-----------------------------------------------------------------------------------------------------------
    Balance, end of year                                (997,731)     (670,518)                    (997,731)
                                                                                    (158,931)
-----------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                           $   498,739   $   325,352   $   101,069    $   498,739
===========================================================================================================

POKER.COM, INC.
(Formerly Thermal Ablation Technologies Corporation)
(A Development Stage Company)
Consolidated Statement of Cash Flows
Years Ended December 1, 2000, 1999 and 1998 and Period from May 3, 1989 (Inception) Through December 31, 2000
(U.S. DOllars)

---------------------------------------------------------------------------------------------------------
                                                                                              Period From
                                                                                              May 3, 1989
                                                                                              (Inception)
                                                                                                Through
                                                                Years Ended December 31,      December 31,
                                                              2000        1999        1998       2000
---------------------------------------------------------------------------------------------------------
Operating Activities
  Net loss                                               $(327,213)  $(511,587)  $(148,931)    $ (997,731)
  Adjustments to reconcile net loss to
  net cash used by operating activities
    Loss (gain) on disposal of asset                        94,444     (65,000)          0         29,444
    Depreciation and amortization                           27,308       7,925           0         35,233
    Write-down of investment                                     0     140,297           0        140,297
    Compensation expense (note 10(b))                            0     125,000           0        125,000
    Stock option benefit                                    14,235           0           0         14,235
  Changes in non-cash working capital
    Accounts receivable                                   (356,627)    (99,405)          0       (456,032)
    Advances to related party                                    0      17,223     (17,223)             0
    Prepaid expenses                                       (47,594)     (2,635)          0        (50,229)
    Accounts payable and accrued liabilities               452,126     183,177      12,350        647,653
    Advances from related parties                              819      95,927           0         96,746
---------------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                     (142,502)   (109,078)   (153,804)      (415,384)
---------------------------------------------------------------------------------------------------------
Investing Activities
  Acquisition of investment                                      0     (49,999)    (90,298)      (140,297)
  Purchase of property, equipment
    and intangible assets                                 (145,740)   (341,559)          0       (487,299)
  Proceeds on disposal of assets                                 0     200,000           0        200,000
  Long-term receivable                                      10,000    (150,000)          0       (140,000)
---------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                     (135,740)   (341,558)    (90,298)      (567,596)
---------------------------------------------------------------------------------------------------------
Financing Activities
  Proceeds from issuance of common
    stock                                                  260,000     100,000     150,000        520,000
  Subscriptions received                                         0     400,000     100,000        500,000
---------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                  260,000     500,000     250,000      1,020,000
---------------------------------------------------------------------------------------------------------
Effect of Foreign Currency Translation
  On Cash                                                   18,885     (14,130)          0          4,755
---------------------------------------------------------------------------------------------------------
Inflow of Cash                                                 643      35,234       5,898         41,775
Cash, Beginning of Period                                   41,132       5,898           0              0
---------------------------------------------------------------------------------------------------------

Cash, End of Period                                      $  41,775   $  41,132   $   5,898     $   41,775
=========================================================================================================
Supplemental Disclosure of Non-Cash Transactions
  Reduction of subscriptions received by
    issuance of shares                                   $(400,000)  $(100,000)  $       0     $ (500,000)
  Assets received for share subscriptions                   32,480           0           0         32,480
  Issue of common stock for assets                       $       0   $ 125,000   $       0     $  125,000
  Issue of common stock for
    payment of debt                                      $ 175,000   $       0   $       0     $  175,000
=========================================================================================================

POKER.COM, INC.(Formerly Thermal Ablation Technologies Corporation)
(A Development Stage Company)
Notes to Consolidated Fnancial Statements
Years Ended Decembe 31, 2000, 1999 and 1998 and Period from May 3, 1989 (Inception) Through December 31, 2000
(U.S. Dollars)
--------------------------------------------------------------------------------

1.   INCORPORATION AND NATURE OF OPERATIONS

     Poker.com, Inc. was incorporated in the State of Florida on May 3, 1989 and remained inactive until June 27, 1998. The name was changed from Thermal Ablation Technologies Corporation to Poker.com, Inc. on August 10, 1999. The Company is in the development stage as defined in Statement No. 7 of the Financial Accounting Standards Board.

     The Company earns revenue from a variety of Internet sources such as sub-licensing of software, marketing and royalty fees.

2.   GOING CONCERN

     These financial statements have been prepared in accordance with generally accepted accounting principles on a going concern basis. This presumes funds will be available to finance on-going development, operations and capital expenditures and the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future. Management intends to raise additional capital through share issuances to finance operations.

     The Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies and has an accumulated deficit of $997,731. These factors raise substantial doubt about the Company's ability to continue as a going concern which is dependent on its ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of these matters cannot be predicted. These financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities which might be necessary should the Company be unable to continue as a going concern.

3.   SIGNIFICANT ACCOUNTING POLICIES

     (a)  Principles of consolidation

          These financial statements include the accounts of Poker.com, Inc. ( a development stage company) and its wholly-owned subsidiaries, Casino Marketing S.A. ("Casino"), a Costa Rican company and 564448 B.C. Ltd., a Canadian company. All significant intercompany balances and transactions have been eliminated.

POKER.COM, INC.
(Formerly Thermal Ablation Technologies Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999 and 1998 and Period from May 3, 1989 (Inception) Through December 31, 2000
(U.S. Dollars)
--------------------------------------------------------------------------------

3.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (b)  Depreciation and amortization

          Depreciation and amortization are provided using the straight-line method based on the following estimated useful lives:

                    Computer hardware and software   -   3 years
                    Intangible assets                -  40 years

          The Company reviews long-term assets to determine if the carrying amount is recoverable based on the estimate of future cash flow expected to result from the use of the asset and its eventual disposition. If in this determination there is an apparent shortfall, the loss will be recognized as a current charge to operations.

     (c)  Loss per share

          Loss per share computations are based on the weighted average number of common shares outstanding during the period. Diluted loss per share has not been presented separately as the outstanding stock options are anti-dilutive for each of the periods presented.

     (d)  Revenue recognition

          The Company recognizes revenues from licensees and customers on an accrual basis based on agreed terms of licenses and contracts as the services are rendered. Allowances for non-collection of revenues are made when collectibility becomes uncertain.

          In May 1997 a Statement of Position "Software Revenue Recognition (SOP 97-2)" was issued. SOP 97-2 as amended by SOP 98-9 provides revised and expanded guidance on software revenue recognition and applies to all entities that earn revenue from licensing, selling or otherwise marketing computer software. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 16, 1997. The application of SOP 97-2 and SOP 98-9 has not had a material impact on the Company's results of operations.

          In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The implementation of SAB 101 has not had a material impact on the Company's financial position and results of operations.

POKER.COM, INC.
(Formerly Thermal Ablation Technologies Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999 and 1998 and Period from May 3, 1989 (Inception) Through December 31, 2000
(U.S. Dollars)
--------------------------------------------------------------------------------

3.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (e)  Foreign currency translation

          Amounts recorded in foreign currency are translated into United States dollars as follows:

          (i) Monetary assets and liabilities are translated at the rate of exchange in effect at the balance sheet date;

          (ii) Revenues and expenses, at the rates in effect at the time of the transaction.

          Gains and losses arising from this translation of foreign currency are excluded from net loss for the period and accumulated as a separate component of stockholders' equity.

     (f)  Use of estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and would impact future results of operations and cash flows.

     (g)  Financial instruments

          The Company's financial instruments include cash, accounts receivable, accounts payable and accrued liabilities and advances from related parties. It is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments and that currency risks are nominal. The carrying value of these financial instruments approximate their fair values because of their short maturities.

     (h)  Stock based compensation

          The Company applies APB Opinion No. 25 and related interpretations in accounting for its employee stock option plans. Compensation expense is recorded when options are granted to management at discounts to market.

POKER.COM, INC.
(Formerly Thermal Ablation Technologies Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999 and 1998 and Period from May 3, 1989 (Inception) Through December 31, 2000
(U.S. Dollars)

--------------------------------------------------------------------------------

4.   LONG-TERM RECEIVABLE

     The amount is receivable at $6,000 per month commencing in 2002 over a 2 year period. It is non-interest bearing. In the opinion of management, the discounted present value of the long-term receivable approximates its book value as of December 31, 2000 due to its short maturity.

5.   PROPERTY AND EQUIPMENT
     =========================================================================

                                                         Accumulated
                                                Cost     Depreciation     Net
     -------------------------------------------------------------------------
     Computer hardware                        $  6,559     $   181    $  6,378
     Computer software (note 7(c))             100,000       5,556      94,444
     -------------------------------------------------------------------------

     Balance, December 31, 1999               $106,559     $ 5,737    $100,822
     =========================================================================

     Computer hardware                        $ 20,074     $ 6,367    $ 13,707
     Computer software (note 7(b))             162,106      14,058     148,048
     -------------------------------------------------------------------------

     Balance, December 31, 2000               $182,180     $20,425    $161,755
     =========================================================================

6.   INTANGIBLE ASSETS

     Pursuant to an agreement dated July 16, 1999, the Company acquired for $225,000 the exclusive marketing and licensing rights to the Poker.com domain (notes 7(a) and 10(b)). The license will revert to ALA Corp. ("ALA"), the owner of the domain, if the Company:

     (a)  fails to perform or defaults on the agreement;
     (b)  causes the owner of the domain to be in violation of any law; or
     (c)  becomes insolvent.

     Amortization of $9,251 has been charged in 2000 against the original cost of $225,000 resulting in a net book value of $215,749 at December 31, 2000.

7.   LICENSE AGREEMENTS

     (a)  Uninet Technologies

          Pursuant to an agreement dated July 16, 1999, the Company obtained the exclusive marketing and licensing rights to the Poker.com domain, from Uninet Technologies ("Uninet"), which obtained the rights from ALA in exchange for 750,000 common shares and $100,000. As part of the transaction, an additional 750,000 shares valued at $125,000 were issued to the officers of the Company as compensation expense. The CEO of the Company is also a director of Uninet. The Company is obligated to pay a 4% royalty of any gross revenue including marketing revenue from the Casino site to ALA. Title will transfer to the Company once total cumulative royalties exceed $1,000,000. Accounts payable at December 31, 2000 includes $24,208 payable to ALA.

POKER.COM, INC.
(Formerly Thermal Ablation Technologies Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999 and 1998 and Period from May 3, 1989 (Inception) Through December 31, 2000
(U.S. Dollars)

--------------------------------------------------------------------------------

7.   LICENSE AGREEMENTS (Continued)

     (b)  Starnet Systems International Inc.

          Pursuant to an Agreement ("Agreement") dated September 14, 2000, the Company purchased a non-transferable license and a single sublicense of Starnet System International Inc.'s ("SSII") Internet Casino software in return for the following:

          (i)   certain advertising on the Poker.com portal worth $100,000;

          (ii)  monthly fees based on a percentage of net monthly revenue; and

          (iii) an additional minimum $25,000 per month, which will be waived on a month-to-month basis if the Company can prove that it spent a minimum of $25,000 per month marketing its website.

          The Company is also obligated to spend, on a monthly basis, a minimum of 15% of the previous month's net revenue on the marketing and the promoting of its site.

          The Agreement is automatically renewed for one year periods unless the Company gives written notice at least 45 days prior to the end of any one year period. SSII can terminate this Agreement by giving written notice at least 6 months prior to the end of any one year term provided, including the first year of the Agreement.

     (c)  Gamingtech

          Pursuant to an agreement dated November 29, 1999, Casino purchased the following for $100,000:

          (a) the non-exclusive and non-transferable right to sub-license Gamingtech's gaming software; and

          (b) the right of Casino's sub-licensees to grant the use of the software to end users.

          This amount has been capitalized as computer software. Casino is obligated to pay Gamingtech a set-up fee of $40,000 for each new sub-licensee and 15% of gross revenue of every sub-licensee. At December 31, 2000, $103,014 is included in accounts payable. In the year ended December 31, 2000, management determined the software was obsolete and recorded a loss on disposal of $94,444. The 1999 gain of $65,000 related to the sale of software acquired in 1999.

POKER.COM, INC.
(Formerly Thermal Ablation Technologies Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999 and 1998 and Period from May 3, 1989 (Inception) Through December 31, 2000
(U.S. Dollars)

--------------------------------------------------------------------------------

7.   LICENSE AGREEMENTS (Continued)

     (d)  Transnet International S.A.

          Pursuant to an agreement dated February 15, 2000, the Company purchased the unlimited right to use, distribute or sublicense Transnet International S.A.'s ("Transnet") poker software. The Company must:

          (i)   pay $30,000 (paid);
          (ii) issue 240,000 (80,000 pre-split) shares of Poker.com Inc. (unissued). These shares were deemed to be issued at $0.406 each, the last traded price on February 15, 2000; and
          (iii) payment of continuing license fees at 20% of sub-licensees' monthly rate from the tables.

          The Company must also pay Transnet for additional sub-licenses as follows:

          (i)   $1 for the first sub-license;
          (ii)  $35,000 for the second sub-license; and
          (iii) $50,000 for each subsequent sub-licensee.

8.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     =========================================================================
                                                            2000        1999
     -------------------------------------------------------------------------

     Trade payables                                       $391,108    $105,671
     Payable to Gamingtech (note 7(c))                     103,014      70,000
     Management fees payable to officers and directors      44,240      10,000
     Royalties payable (note 7(a))                          24,208       9,856
     -------------------------------------------------------------------------

                                                          $562,570    $195,527
     =========================================================================

POKER.COM, INC.
(Formerly Thermal Ablation Technologies Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999 and 1998 and Period from May 3, 1989 (Inception) Through December 31, 2000
(U.S. Dollars)

--------------------------------------------------------------------------------

9.   STOCKHOLDERS' EQUITY

     (a) On August 16, 2000 the Company split its stock on a three-for-one basis. All of the shares and per share amounts presented in these financial statements have been adjusted to give effect to this three-for-one split.

     (b)  Stock options

          The Company may issue up to 6,000,000 shares under the terms of the 1998 Combined Incentive and Nonqualified Stock Option Plan to employees, officers, directors and agents of the Company. Incentive stock options granted to employees holding more than 10% of the total voting power of all classes of stock must have an exercise price of at least 110% of fair market value at date of grant. Options granted to other employees shall have an exercise price of not less than the fair market value at date of grant. Non-qualified stock options may be granted at exercise prices more or less than or equal to the fair market value at date of grant.

          The following table summarizes the Company's stock option activity for the years ended December 31, 2000 and 1999:

          ======================================================================
                                                                        Weighted
                                                             Exercise   Average
                                                 Number       Price     Exercise
                                               of Options   Per Option   Price
          --------------------------------------------------------------------
          Balance, December 31, 1998                   0      $0.00      $0.00
          Granted during year
            ended December 31, 1999            1,410,000      $0.33      $0.33
          --------------------------------------------------------------------

          Balance, December 31, 1999           1,410,000      $0.33      $0.33
          Granted during year ended
            December 31, 2000                    172,500      $0.33      $0.33
            Cancelled                           (138,000)     $0.33      $0.33
          --------------------------------------------------------------------

          Balance, December 31, 2000           1,444,500      $0.33      $0.33
          ====================================================================

          Although the Board of Directors has the authority to set terms, the options are generally 50% exercisable six months from date of grant and then ratably over six month periods respectively.

POKER.COM, INC.
(Formerly Thermal Ablation Technologies Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999 and 1998 and Period from May 3, 1989 (Inception) Through December 31, 2000
(U.S. Dollars)

================================================================================

9.   STOCKHOLDERS' EQUITY (Continued)

          The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options granted to employees, and accordingly, compensation expense of $7,875 (1999 - $0) was recognized as salaries expense. Had compensation expense been determined as provided in SFAS 123 using the Black-Scholes option - pricing model, the pro-forma effect on the Company's net loss and per share amounts would have been as follows:

          ======================================================================
                                                             2000        1999
          ----------------------------------------------------------------------
          Net loss, as reported                          $(327,213)   $(511,587)
          Net loss, pro-forma                             (332,126)    (511,587)
          Net loss per share, as reported                    (0.02)       (0.04)
          Net loss per share, pro-forma                      (0.02)       (0.04)
          ======================================================================

          The fair value of each option grant is calculated using the following weighted average assumptions:

          ======================================================================
                                                              2000         1999
          ----------------------------------------------------------------------
          Expected life (years)                                  2            2
          Interest rate                                        6.0%         6.0%
          Volatility                                         19.19        48.78
          Dividend yield                                       0.0%         0.0%
          ======================================================================

          During the year the Company granted 20,000 (1999 - 48,000) stock options to non-employees. These options have been recognized applying SFAS 123 using the Black-Scholes option-pricing model which resulted in additional legal and consulting fees of $6,360 in the accounts. No compensation expense was recognized for the year ended December 31, 1999 because the option exercise price approximated the market prices at the date of grant.

10.  RELATED PARTY TRANSACTIONS

     (a) The Company paid the following amounts to companies that employ an ex-executive officer of the Company:

          =====================================================================
                                                    2000       1999       1998
          ---------------------------------------------------------------------
          Rent                                    $16,156    $21,101    $11,460
          Management and consulting fees           10,909     22,573     48,400
          Office services                           5,736      4,717      1,179
          ---------------------------------------------------------------------

                                                  $32,801    $48,391    $61,039
          =====================================================================

POKER.COM, INC.
(Formerly Thermal Ablation Technologies Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999 and 1998 and Period from May 3, 1989 (Inception) Through December 31, 2000

--------------------------------------------------------------------------------

10.  RELATED PARTY TRANSACTIONS (Continued)

     (b) During the year ended December 31, 1999, the Company acquired the exclusive marketing and licensing rights to the Poker.com domain in return for the issuance of 1,500,000 shares as described in notes 6 and 7(a). 750,000 shares were issued to officers of the Company as compensation expense and 750,000 shares to Uninet, to be held in trust for the owner of the domain.

     (c) During the year ended December 31, 2000, the Company paid management fees of $60,000 (1999 - $21,000) to two officers (one of whom has since resigned).

     (d) Advances from related parties are from companies controlled by a shareholder and director. The amounts are non-interest bearing and have no terms of repayment.

11.  CONTINGENCIES

     (a) At present, the sale of Internet gaming software/licenses is unregulated. As the Internet grows in popularity and use, it is possible that certain laws and regulations will be adopted which may materially affect the Company's ongoing operations.

     (b) During the year ended December 31, 2000, the Company had not purchased any insurance. Management is in the process of obtaining insurance.

     (c) A significant portion of the Company's accounts receivable is due from its master licensee. The inability of the master licensee to meet its obligations could materially impact future operating results.

12.  INCOME TAXES

     A deferred tax asset stemming from the Company's net operating loss carry forward, has been reduced by a valuation account to zero due to uncertainties regarding the utilization of the deferred assets. At December 31, 2000, the Company has available a net operating loss carry foward of approximately $604,000 which it may use to offset future United States federal taxable income. The net operating loss carry forward if not utilized, will begin to expire in 2018.

13.  COMMITMENT

     The Company is obligated to compensate one of the officers of the Company for management fees calculated as the greater of 5% of gross revenues or $5,000 per month.

POKER.COM, INC.
(Formerly Thermal Ablation Technologies Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999 and 1998 and Period from May 3, 1989 (Inception) Through December 31, 2000
(U.S. Dollars)

--------------------------------------------------------------------------------

14.  COMPREHENSIVE LOSS

     =======================================================================================
                                                                                 Period From
                                                                                 May 3, 1989
                                                                                 (Inception)
                                                                                   Through
                                                 Year Ended December 31,         December 31,
                                             2000         1999          1998          2000
     ---------------------------------------------------------------------------------------
     Net loss                            $(327,213)    $(511,587)    $(148,931)    $(997,731)
     Other comprehensive income (loss)      18,885       (14,130)            0         4,755
     ---------------------------------------------------------------------------------------

     Comprehensive loss                  $(308,328)    $(525,717)    $(148,931)    $(992,976)
     =======================================================================================

15.  BAD DEBT EXPENSE

     During the year ended December 31, 2000, the Company recorded an allowance for bad debts of $55,250 of which $36,500 was deemed uncollectible by management. As at December 31, 2000, management estimates that an allowance for bad debts of $18,750 would be appropriate.