Form 10QSB
period 2001-03-31
POKER COM INC
filed 2001-05-14
CIK 1102432

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _______________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes     No  X
                                                                ---    ---

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   Yes     No
                                                    ---    ---

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 16,935,000 COMMON SHARES AS AT MARCH 31, 2001.

Transitional Small Business Disclosure Format
(Check one):
Yes     No  X
    ---    ---

                                POKER.COM INC.
                                  FORM 10-QSB
                     FOR THE QUARTER ENDED MARCH 31, 2001

Index                                                                Page Number
PART I    FINANCIAL INFORMATION

Item 1.   Consolidated Balance Sheets                                     4

          Consolidated Statements of Income                               5

          Consolidated Statement of Stockholders' Equity                  6

          Consolidated Statements of Cash Flows                           7

          Notes to Unaudited Consolidated Financial Statements            8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             9

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                              11

Item 2.   Changes in Securities and Use of Proceeds                      11

Item 3.   Defaults Upon Senior Securities                                11

Item 4.   Submission of Matters to a Vote of Security Holders            11

Item 5.   Other Information                                              11

Item 6.   Exhibits and Reports on Form 8-K                               11

SIGNATURE                                                                12

PART 1 - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

POKER.COM, INC.
(A Development Stage Company)

     INDEX

     Consolidated Financial Statements

     Consolidated Balance Sheets

     Consolidated Statements of Operations

     Consolidated Statements of Stockholders' Equity

     Consolidated Statements of Cash Flows

     Notes to Consolidated Financial Statements

POKER.COM, INC.
Consolidated Balance Sheets
(U.S. Dollars)
(Unaudited)

====================================================================================================================
                                                                                 March 31,              December 31,
                                                                                   2001                    2000
--------------------------------------------------------------------------------------------------------------------
Assets

Current
  Cash                                                                           $    1,144               $   41,775
  Accounts receivable, net of $18,750
    allowance for bad debts                                                         646,557                  456,032
  Prepaid expenses                                                                   34,000                   50,229
--------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                681,701                  548,036
Long-Term Receivable                                                                140,000                  140,000
Property and Equipment                                                              150,148                  161,755
Intangible Assets                                                                   255,181                  218,346
--------------------------------------------------------------------------------------------------------------------

Total Assets                                                                     $1,227,030               $1,068,137
====================================================================================================================

Liabilities

Current
  Accounts payable and accrued liabilities                                       $  583,691               $  562,570
  Advances from related parties                                                       5,431                    6,828
--------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                   589,122                  569,398
--------------------------------------------------------------------------------------------------------------------

Stockholders' Equity

Preferred Stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding
Common Stock and Paid-In Capital in Excess of $0.01 Par alue
  100,000,000  Shares authorized
   16,935,000  (December 31, 2000 - 16,935,000) shares
                         issued and outstanding                                   1,469,235                1,469,235
Subscriptions Received                                                               22,480                   22,480
Other Comprehensive Income                                                           13,689                    4,755
Deficit                                                                            (867,496)                (997,731)
--------------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                          637,908                  498,739
--------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                                       $1,227,030               $1,068,137
====================================================================================================================

POKER.COM, INC.
Consolidated Statements of Income
Three Month Period Ended March 31
(U.S. Dollars)
(Unaudited)

====================================================================================================================
                                                                                     2001                   2000
--------------------------------------------------------------------------------------------------------------------
Revenue
  Marketing and sublicensing                                                      $   451,694            $   257,220
Cost of Goods Sold                                                                     56,046                 28,689
--------------------------------------------------------------------------------------------------------------------

Gross Margin                                                                          395,648                228,531
--------------------------------------------------------------------------------------------------------------------

Expenses
  Website marketing                                                                    92,558                220,668
  Wages                                                                                51,639                      0
  Royalties (recovery)                                                                 30,737                 (2,269)
  Management and consulting fees                                                       22,585                 19,095
  Corporation promotion                                                                18,193                 67,471
  Office supplies and services                                                         13,952                 40,337
  Rent                                                                                  4,633                  6,631
  Professional fees                                                                     2,220                  2,962
  Depreciation and amortization                                                        28,896                 13,341
--------------------------------------------------------------------------------------------------------------------

Total Expenses                                                                        265,413                368,236
--------------------------------------------------------------------------------------------------------------------

Income (Loss) Before Income Taxes                                                     130,235               (139,705)
Income Taxes                                                                           58,606                      0
  Less:  Application of loss carryforwards                                            (58,606)                     0
--------------------------------------------------------------------------------------------------------------------

Net Income (Loss) for Period                                                      $   130,235            $  (139,705)
====================================================================================================================

Weighted Average Number of
  Common Shares Outstanding                                                        16,935,000             15,293,547
Dilutive Effect of Options                                                          1,607,081              1,410,000
--------------------------------------------------------------------------------------------------------------------

Weighted Average Number of Shares Outstanding
  Assuming Full Dilution                                                           18,542,081             16,703,547
====================================================================================================================

Earnings (Loss) Per share                                                               $0.01                 $(0.01)
====================================================================================================================

Fully Diluted Earnings (Loss) Per Share                                                 $0.01                 $(0.01)
====================================================================================================================

POKER.COM, INC.
Consolidated Statements of Stockholders' Equity
Three Month Period Ended March 31, 2001 and Year Ended December 31, 2000 (U.S. Dollars)
(Unaudited)

====================================================================================================================
                                                                                   March 31              December 31
                                                                                     2001                   2000
--------------------------------------------------------------------------------------------------------------------
Shares of Common Stock Issued
  Balance, beginning of period                                                     16,935,000             14,100,000
  Issued for
    Settlement of debt                                                                      0                225,000
    Cash                                                                                    0              1,080,000
    Subscriptions receivable                                                                0                 30,000
    Subscriptions previously received                                                       0              1,500,000
--------------------------------------------------------------------------------------------------------------------

  Balance, end of year                                                             16,935,000             16,935,000
====================================================================================================================

Common Stock and Paid-in Capital in
  Excess of Par
    Balance, beginning of period                                                  $ 1,469,235            $   510,000
    Issued for
      Settlement of debt                                                                    0                175,000
      Cash                                                                                  0                260,000
      Subscriptions previously received                                                     0                500,000
      Subscriptions receivable                                                              0                 10,000
      Stock option benefit                                                                  0                 14,235
--------------------------------------------------------------------------------------------------------------------

    Balance, end of year                                                          $ 1,469,235            $ 1,469,235
====================================================================================================================

Subscriptions Received
  Balance, beginning of period                                                    $    22,480            $   500,000
  Issued for subscriptions received                                                         0               (500,000)
  Subscriptions received                                                                    0                 32,480
  Subscriptions receivable                                                                  0                (10,000)
--------------------------------------------------------------------------------------------------------------------

  Balance, end of period                                                          $    22,480            $    22,480
====================================================================================================================

Other Comprehensive Income (Loss)
  Balance, beginning of period                                                    $     4,755            $   (14,130)
  Foreign currency translation gain                                                     8,934                 18,885
--------------------------------------------------------------------------------------------------------------------

  Balance, end of year                                                            $    13,689            $     4,755
====================================================================================================================

Deficit Accumulated During
  Development Stage
    Balance, beginning of period                                                  $  (997,731)           $  (670,518)
    Net income for period                                                             130,235               (327,213)
--------------------------------------------------------------------------------------------------------------------

    Balance, end of period                                                        $  (867,496)           $  (997,731)
====================================================================================================================

Total Stockholders' Equity                                                        $   637,908            $   498,739
====================================================================================================================

POKER.COM, INC.
Consolidated Statements of Cash Flows
Three Month Period Ended March 31
(U.S. Dollars)
(Unaudited)

=====================================================================================================================
                                                                                       2001                    2000
---------------------------------------------------------------------------------------------------------------------
Operating Activities
  Net income (loss)                                                                 $ 130,235               $(139,705)
  Adjustments to reconcile net loss to
  net cash used by operating activities
    Depreciation and amortization                                                      28,896                  13,341
  Changes in non-cash working capital                                                (204,571)                 40,996
---------------------------------------------------------------------------------------------------------------------

Net Cash Used in Operating Activities                                                 (45,440)                (85,368)

Investing Activity
  Purchase of property, equipment
    and intangible assets                                                              (4,125)                (27,281)

Financing Activity
  Subscriptions received                                                                    0                 260,000

Effect of Foreign Currency                                                              8,934                       0
---------------------------------------------------------------------------------------------------------------------

Inflow of Cash                                                                        (40,631)                147,351
Cash, Beginning of Period                                                              41,775                  41,132
---------------------------------------------------------------------------------------------------------------------

Cash, End of Period                                                                 $   1,144               $ 188,483
=====================================================================================================================

Supplemental Disclosure of Non-Cash Transactions
  Issue of common shares for settlement of debt                                     $       0               $ 100,000
=====================================================================================================================

POKER.COM, INC.
Notes to Consolidated Financial Statements
Three Month Period Ended March 31, 2001
(U.S. Dollars)
(Unaudited)

--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     These unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's December 31, 2000 Form 10KSB.

     In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at March 31, 2001 and December 31, 2000 and the consolidated results of operations and the consolidated statement of cash flows for the three months then ended. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.   STOCK OPTIONS

     Pursuant to a directors' resolution dated March 21, 2001, 300,000 options with an exercise price of $0.15 was awarded to one of the officers of the Company. All of these options will vest by September 1, 2001 and expire on March 21, 2003. On the date of the grant, the market price of the stock was less than the exercise price. Therefore, no compensation expense was recognized.

     Had compensation expense been determined as provided in SEAS 123 using the Black-Scholes option-pricing model, the pro-forma effect on the Company's net income and per share amounts would have been as follows:

                                                                  2001
     -------------------------------------------------------------------
     Net income, as reported                                    $130.235
     Net income, pro-forma                                      $124.835
     Net income per share, as reported                             $0.01
     Net income per share, pro-forma                               $0.01
     -------------------------------------------------------------------

3.   FUTURE INCOME TAXES

     It is the Company's estimate that the tax assets will not be realized in the immediate future. Therefore, a tax asset arising from the Company's loss carryforwards has been reduced by a valuation allowance to zero.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

May 11, 2001

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

Casino Marketing, SA (a wholly owned subsidiary of Poker.com Inc) sells Poker card rooms and Casino sub-licenses and derives its revenue from sub-licensing fees and royalty payments. Casino Marketing currently has the master license agreement with Starnet Systems International to sell their on line gaming software, and with Riverstyx to sell their Poker card room systems. The Company recently entered into a letter of intent with Fairwinds Technologies Inc. to acquire a Master license to sell Casino & Poker games on Wireless Application Protocol (WAP).

Poker.com intends to establish www.poker.com as the ultimate gaming portal on the Internet.

RESULTS OF CONTINUING OPERATIONS

The following table sets forth for the periods indicated selected information from Poker.com's consolidated statement of operations:

                                             Three Months      Three Months
                                            Ended March 31,  Ended March 31,
                                                 2001              2000
                                            ---------------  ---------------
(IN THOUSANDS)
Net Sales                                         452               257
Gross Margin                                      396               229
Operating Expenses                                265               368
Income (loss) from continuing operations          130              (140)
Net (loss) Income                                 130              (140)

Information is shown only for the three months ended March 31, 2001 and March 31, 2000 respectively.

THREE-MONTH PERIOD ENDED MARCH 31, 2001

NET SALES. Net sales for the three months ended March 31, 2001 was $452 compared to $257 for the three months ended March 31, 2000 as the company was still in the development stage. Sub-license revenues were $165, banner advertising revenues were $155 and royalty fees were $131 for the three months ended March 31, 2001 respectively. Sub-license fees for the quarter ending March 31, 2000 were $55, banner advertising revenues were $120 and royalty fees were $79 for the three months ended March 31, 2000 respectively.

Management expects to increase the revenues derived from the sale of Casino and Poker card rooms. Management also believes that royalty revenue derived from the sale of casino and Poker card rooms will continue to improve as new sub licencees revenues increase and the number of card rooms also increases. These are forward-looking statements, particularly as related to the business plans of the company, within the meaning of Section 27A of the Securities Act of 1993 and Sections 21E of the Securities Exchange Act of 1934 and are subject to the safe harbor created by these sections. Actual results may differ materially from the company's expectations and estimates.

GROSS MARGIN. Gross margin was 87.6% of net sales for the three months ended March 31, 2001 compared to 88.8% in 2000. Management believes the margin is consistent with licensing and marketing of turnkey Internet gaming systems. Poker.com's gross margin may be affected by several factors including (i) the mix of revenue streams, (ii) the price of products sold and (iii) other components of cost of sales.

OPERATING EXPENSES. Operating expenses for the three month ended March 31, 2001 was $265 compared to $368 at March 31, 2000. The major expense items were for website marketing to bring traffic to the Poker.com's portal and to develop the Company's name brand. With the changes in both the internet and on-line gaming market, Management devised an alternative strategy to reach users using several different methods of advertising that proved to be very cost effective.

PROVISION FOR INCOME TAXES. No tax provision was made for the three months ended March 31, 2000. The Company also has available a net operating loss carry forward of approximately $474 that may be used to offset future taxable income.

FINANCIAL CONDITION AND LIQUIDITY

LIQUIDITY AND CAPITAL RESOURCES. At March 31, 2001, the Company had cash and cash equivalents totaling $1 compared to $42 at December 31, 2000. The decrease in cash is mainly due to a deposit on new Casino software sub-license agreement, which has not yet been finalized.

Approximately $507 of the $647 accounts receivable and long term receivable was due from Antico Holdings for the purchase of a Poker sub-license and Royalty fees. The amount due from Antico Holdings for their License fee was re-negotiated with the terms of $6 per month commencing March 2001. Antico Holdings has assigned to Poker.com Inc the 15% credit card hold back which is being released each month on a rolling month-to-month basis.

Net cash (used) by operating activities for the quarter ended March 31, 2001 was ($45). The decrease in cash was mainly due to the reclassification of short-term to long-term debt and depreciation and amortization.

Net cash (used) for investing activities for the three months ended March 31, 2000 was ($4). The cash was used for the purchase of additional intangible assets.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

     None.

(b)  Reports on Form 8-K.

     None.

                                  Signatures
--------------------------------------------------------------------------------
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       Poker.com Inc
                                            ------------------------------------
                                                        (Registrant)

     Date 10 May 2001                       /s/ C. Taylor
          -------------------------         ------------------------------------
                                            (Signature)* Secretary

     Date 10 May 2001                       /s/ Michael Jackson
          -------------------------         ------------------------------------
                                                        (Signature)*
--------------------------------------------------------------------------------
* Print the name and title of each signing officer under his signatures.