Form 10QSB
period 2001-06-30
POKER COM INC
filed 2001-08-13
CIK 1102432

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                            -------------

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _______________

Commission file number 0-29 219
                       --------

                                 POKER.COM INC
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           FLORIDA                                     98-0199508
---------------------------------           ------------------------------------
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

SUITE 201 1166 ALBERNI ST. VANCOUVER                      V6E 3Z3
---------------------------------           ------------------------------------
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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   Yes ___ No ___

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 16,935,000 COMMON SHARES AS AT JUNE 30, 2001.

Transitional Small Business Disclosure Format
(Check one):
Yes ___ No  X
           ---

                        PART 1 - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

POKER.COM, INC.
(A Development Stage Company)

     INDEX
     -----

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

POKER.COM, INC.

Consolidated Financial Statements
June 30, 2001
(U.S. Dollars)
(Unaudited)

     INDEX                                                       Page
     -----                                                       ----
     Consolidated Financial Statements

     Consolidated Balance Sheets                                   1

     Consolidated Statements of Income                             2

     Consolidated Statements of Stockholders' Equity               3

     Consolidated Statements of Cash Flows                         4

     Notes to Consolidated Financial Statements                    5

POKER.COM, INC.
Consolidated Balance Sheets
(U.S. Dollars)
(Unaudited)

==========================================================================================================
                                                                              June 30,       December 31,
                                                                                2001             2000
----------------------------------------------------------------------------------------------------------
Assets
Current
  Cash                                                                     $     164,193    $      41,775
  Accounts receivable, net of $18,750
    allowance for bad debts                                                      602,916          456,032
  Prepaid expenses                                                                 5,000           50,229
----------------------------------------------------------------------------------------------------------

Total Current Assets                                                             772,109          548,036
Long-Term Receivable                                                             140,000          140,000
Property and Equipment                                                           142,461          161,755
Intangible Assets                                                                243,212          218,346
----------------------------------------------------------------------------------------------------------

Total Assets                                                               $   1,297,782    $   1,068,137
==========================================================================================================
Liabilities

Current
  Accounts payable and accrued liabilities                                 $     602,520    $     562,570
  Advances from related parties                                                      424            6,828
----------------------------------------------------------------------------------------------------------

Total Liabilities                                                                602,944          569,398
----------------------------------------------------------------------------------------------------------

Stockholders' Equity

Preferred Stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding

Common Stock and Paid-In Capital in Excess of $0.01 Par Value
100,000,000    Shares authorized
 16,950,000    (December 31, 2000 - 16,935,000) shares
               issued and outstanding                                          1,482,818        1,469,235
Subscriptions Received                                                            32,480           22,480
Other Comprehensive Income                                                        10,867            4,755
Deficit                                                                         (831,327)        (997,731)
----------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                       694,838          498,739
----------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                                 $   1,297,782    $   1,068,137
==========================================================================================================


See notes to consolidated financial statements.

POKER.COM, INC.
Consolidated Statements of Income
(U.S. Dollars)
(Unaudited)

==========================================================================================================================
                                           Three Months Ended June 30,                    Six Months Ended June 30,
                                            2001                  2000                   2001                    2000
--------------------------------------------------------------------------------------------------------------------------
Revenue
  Marketing and
    sublicensing                        $   349,113            $   320,625            $   800,807             $   577,845
Cost of Goods Sold                           15,527                 65,634                 71,573                  94,323
--------------------------------------------------------------------------------------------------------------------------
Gross Margin                                333,586                254,991                729,234                 483,522
--------------------------------------------------------------------------------------------------------------------------

Expenses
  Website marketing                          74,418                119,434                166,976                 340,102
  Wages                                      56,038                      0                107,677                       0
  Corporation promotion                      48,619                 44,961                 66,812                 112,432
  Management and
    consulting fees                          29,311                 21,906                 51,896                  41,001
  Royalties                                  19,447                 67,892                 50,184                  65,623
  Office supplies
    and services                             16,046                 42,993                 29,998                  83,330
  Professional fees                           9,474                 19,051                 11,694                  22,013
  Bad debts                                  11,000                      0                 11,000                       0
  Rent                                        4,524                  7,895                  9,157                  14,526
  Depreciation
    and amortization                         28,540                 53,483                 57,436                  66,824
--------------------------------------------------------------------------------------------------------------------------
Total Expenses                              297,417                377,615                562,830                 745,851
--------------------------------------------------------------------------------------------------------------------------

Income (Loss) Before
  Income Taxes                               36,169               (122,624)               166,404                (262,329)
Income Taxes                                 16,276                      0                 74,882                       0
  Less:  Application of
    loss carryforwards                      (16,276)                     0                (74,882)                      0
--------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)
  for Period                            $    36,169            $  (122,624)           $   166,404             $  (262,329)
==========================================================================================================================
Weighted Average
  Number of Common
  Shares Outstanding                     16,937,637             15,802,746             16,936,657              15,568,094
Dilutive Effect of Options                1,621,000              1,410,000              1,621,000               1,410,000
--------------------------------------------------------------------------------------------------------------------------
Weighted Average Number
  of Shares Outstanding
  Assuming Full Dilution                 18,558,637             17,212,746             18,557,657              16,978,094
==========================================================================================================================
Earnings (Loss) Per share               $      0.00            $     (0.01)           $      0.01             $     (0.01)
-------------------------------------------------------------------------------------------------------------------------
Fully Diluted Earnings
  (Loss) Per Share                      $      0.00            $     (0.01)           $      0.01             $     (0.01)
==========================================================================================================================

See notes to consolidated financial statements.                                2

POKER.COM, INC.
Consolidated Statements of Stockholders' Equity
Six Month Period Ended June 30, 2001 and Year Ended December 31, 2000 (U.S. Dollars)
(Unaudited)

--------------------------------------------------------------------------------------------------------------------
                                                                                   June 30,             December 31,
                                                                                     2001                   2000
--------------------------------------------------------------------------------------------------------------------
Shares of Common Stock Issued
  Balance, beginning of period                                                     16,935,000             14,100,000
  Issued for
    Settlement of debt                                                                      0                225,000
    Cash                                                                               15,000              1,080,000
    Subscriptions receivable                                                                0                 30,000
    Subscriptions previously received                                                       0              1,500,000
--------------------------------------------------------------------------------------------------------------------

  Balance, end of period                                                           16,950,000             16,935,000
--------------------------------------------------------------------------------------------------------------------

Common Stock and Paid-in Capital in
  Excess of Par
    Balance, beginning of period                                                  $ 1,469,235            $   510,000
    Issued for
      Settlement of debt                                                                    0                175,000
      Cash                                                                              2,250                260,000
      Subscriptions previously received                                                     0                500,000
      Subscriptions receivable                                                              0                 10,000
      Stock option benefit                                                             11,333                  4,235
--------------------------------------------------------------------------------------------------------------------

    Balance, end of period                                                        $ 1,482,818            $ 1,469,235
--------------------------------------------------------------------------------------------------------------------

Subscriptions Received
  Balance, beginning of period                                                    $    22,480            $   500,000
  Issued for subscriptions received                                                         0               (500,000)
  Subscriptions received                                                                    0                 32,480
  Subscriptions receivable                                                             10,000                (10,000)
--------------------------------------------------------------------------------------------------------------------

  Balance, end of period                                                          $    32,480            $    22,480
--------------------------------------------------------------------------------------------------------------------

Other Comprehensive Income (Loss)
  Balance, beginning of period                                                    $     4,755            $   (14,130)
  Foreign currency translation gain                                                     6,112                 18,885
--------------------------------------------------------------------------------------------------------------------

  Balance, end of period                                                          $    10,867            $     4,755
--------------------------------------------------------------------------------------------------------------------

Deficit
  Balance, beginning of period                                                    $  (997,731)           $  (670,518)
  Net income for period                                                               166,404               (327,213)
--------------------------------------------------------------------------------------------------------------------

  Balance, end of period                                                          $  (831,327)           $  (997,731)
--------------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                        $   694,838            $   498,739
--------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.                                3

POKER.COM, INC.
Consolidated Statements of Cash Flows
Six Month Period Ended June 30
(U.S. Dollars)

                                                                                      2001                    2000
---------------------------------------------------------------------------------------------------------------------

Operating Activities
  Net income (loss)                                                                 $ 166,404               $(262,329)
  Adjustments to reconcile net income to
  net cash used by operating activities
    Stock option compensation expense                                                  11,333                       0
    Depreciation and amortization                                                      57,436                  66,824
  Changes in non-cash working capital                                                (118,109)                   (767)
---------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Operating Activities                                   117,064                (196,272)

Investing Activity
  Purchase of property, equipment
    and intangible assets                                                             (13,008)                (35,643)

Financing Activity
  Proceeds from exercise of options                                                     2,250                       0
  Subscriptions received                                                               10,000                 260,000
---------------------------------------------------------------------------------------------------------------------
Cash Provided by Financing Activities                                                  12,250                 260,000
---------------------------------------------------------------------------------------------------------------------
Effect of Foreign Currency Translation                                                  6,112                  (7,893)
---------------------------------------------------------------------------------------------------------------------
Inflow of Cash                                                                        122,418                  20,192
Cash, Beginning of Period                                                              41,775                  41,132
---------------------------------------------------------------------------------------------------------------------
Cash, End of Period                                                                 $ 164,193               $  61,324
=====================================================================================================================
Supplemental Disclosure of Non-Cash Transactions
  Reduction of subscriptions previously received
    by issuance of shares                                                           $       0               $ 500,000
=====================================================================================================================

POKER.COM, INC.
Notes to Consolidated Financial Statements
Six Month Period Ended June 30, 2001
(U.S. Dollars)
(Unaudited)

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

     In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at June 30, 2001 and December 31, 2000 and the consolidated results of operations and the consolidated statement of cash flows for the six months then ended. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.   STOCK OPTIONS

     (a) Pursuant to a directors' resolution dated March 21, 2001, 300,000 options with an exercise price of $0.15 were awarded to one of the officers of the Company. All of these options will vest by September 1, 2001 and expire on March 21, 2003. On the date of the grant, the market price of the stock was less than the exercise price. Therefore, no compensation expense was recognized.

     (b) Pursuant to a directors' resolution dated June 27, 2001, 100,000 options with an exercise price of $0.15 were awarded to employees of the Company. All of the options will vest by December 31, 2001 and expire on June 27, 2003. The Company applies APB opinion No. 25 and related interpretations in accounting for its stock options granted to employees, and accordingly compensation expense of $11,333 was recognized as salaries expense.

          Had compensation expense been determined as provided in SFAS 123 using the Black-Scholes option-pricing model, the pro-forma effect on the Company's net income and per share amounts would have been as follows:

          ------------------------------------------------------------------
                                                                      2001
          ------------------------------------------------------------------

          Net income, as reported                                   $166,404
          Net income, pro-forma                                     $155,737
          Net income per share, as reported                         $   0.01
          Net income per share, pro-forma                           $   0.01
          ------------------------------------------------------------------

3.   FUTURE INCOME TAXES

     It is the Company's estimate that the tax assets will not be realized in the immediate future. Therefore, a tax asset arising from the Company's loss carryforwards has been reduced by a valuation allowance to zero.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

August 10, 2001

                            POKER.COM INC (PKER.OB)

Quarterly Report (SEC form 10-QSB)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                 (All figures are in thousands of US dollars)

OVERVIEW

Poker.com Inc is a licensing and marketing company that licenses turnkey Internet gaming systems and has the exclusive worldwide rights to market the poker.com domain name. The Company's main sources of revenue are derived from sub-licensing fees, ongoing royalty fees, and banner advertising.

Casino Marketing, SA (a wholly owned subsidiary of Poker.com Inc) sells Casino and Poker card room sub-licenses and derives its revenue from the sub-licensing fees and royalty payments. Casino Marketing currently has the master license agreement with Starnet Systems International to sell their on line gaming software, and with Transnet International Inc. to sell their Poker card room systems. The Company recently entered into a letter of intent with Fairwinds Technologies Inc. to acquire a Master license to sell Casino & Poker games on Wireless Application Protocol (WAP) through Trimon Systems International. The contract was not consummated, as Fairwind Technology Inc. believed it was in the best interest for Poker.com to deal directly with Trimon Systems Inc. On July 31, 2001 a contract was entered into with Trimon Systems Inc. and Poker.com.

Poker.com's mission is to become the World's preferred site for Poker. Poker.com is committed to provide a secure place to play, information you can trust, and an opportunity to learn.

RESULTS OF CONTINUING OPERATIONS

The following table sets forth for the periods indicated selected information from Poker.com's consolidated statement of operations:

                                                  Three Months    Three Months
                                                 Ended June 30,  Ended June 30,
                                                      2001            2000
                                                 ------------------------------
(IN THOUSANDS)

Net Sales                                              349             320
Gross Margin                                           333             255
Operating Expenses                                     297             378
Income (loss) from continuing operations                36            (123)
Net (loss) Income                                       36            (123)



Information shown is for the three months ended June 30, 2001 and June 30, 2000 respectively.


THREE-MONTH PERIOD ENDED JUNE 30, 2001

NET SALES. Net sales for the three months ended June 30, 2001 was $349 compared to $320 for the three months ended June 30, 2000 as the company was still in the development stage. Sub-license revenues were $17, banner advertising revenues were $172 and royalty fees were $159 for the three months ended June 30, 2001 respectively. Sub-license revenues decreased over Q1 due to the sale of licenses not being operational. Under the revenue recognition principle revenue cannot be recorded until the software contract has been significantly completed. Sub-license fees for the quarter ended June 30, 2000 was $68, banner advertising revenues were $171 and royalty fees were $76 for the three months ended June 30, 2000 respectively.

Management expects to increase the revenues derived from the sale of Casino and Poker cardrooms. Management also believes that royalty revenue derived from the sale of casino and Poker cardrooms will continue to improve as new sub-licencees revenues increase and the number of cardrooms also increases. These are forward-looking statements, particularly as related to the business plans of the company, within the meaning of Section 27A of the Securities Act of 1993 and Sections 21E of the Securities Exchange Act of 1934 and are subject to the safe harbor created by these sections. Actual results may differ materially from the company's expectations and estimates.

GROSS MARGIN. Gross margin was 95.5% of net sales for the three months ended June 30, 2001 compared to 79.5% in 2000. Management believes the margin is consistent with licensing and marketing of turnkey Internet gaming systems. Poker.com's gross margin may be affected by several factors including (i) the mix of revenue streams, (ii) the price of products sold and (iii) other components of cost of sales.

OPERATING EXPENSES. Operating expenses for the three month ended June 30, 2001 was $297 compared to $377 June 30, 2000. The major expense items were for website marketing to direct traffic to the Poker.com's portal and to develop the Company's name brand. With the changes in both the internet and on-line gaming market, Management devised an alternative strategy to reach users using several different methods of advertising that proved to be very cost effective.

PROVISION FOR INCOME TAXES. No tax provision was made for the three months ended June 30, 2001. At December 31, 2000 the Company had an available net operating loss carry forward of approximately $405 that may be used to offset future taxable income. As of June 30, 2001 the net operating loss carry forward is approximately $369.

FINANCIAL CONDITION AND LIQUIDITY

LIQUIDITY AND CAPITAL RESOURCES. At June 30, 2001 the Company had cash and cash equivalents totaling $164 compared to $1 at March 31, 2001 and $42 at December 31, 2000. The increase in cash is mainly due from payments received from customers even though the accounts receivable were rising due to an increase in the monthly royalties from sub-licencees.

Approximately $498 of the $743 accounts receivable and long term receivable was due from Antico Holdings for the purchase of a Poker sub-license and Royalty fees. The amount due from Antico Holdings for their License fee was re-negotiated with the terms of $6 per month commencing March 2001. Antico Holdings has assigned to Poker.com Inc the 15% credit card hold back that is being released each month on a rolling month-to-month basis.

Net cash provided by operating activities for the six months ended June 30, 2001 was $117. The increase in cash was mainly due to the operating activities of the company.

Net cash (used) for investing activities for the six months ended June 30, 2001 was ($13). The cash was used for the purchase of additional intangible assets and equipment.

Net cash provided by financing activities for the six months ended June 30, 2001 was $12. The cash was provided through the issuance of stock options.



PART II--OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

None

Signatures

--------------------------------------------------------------------------------
  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Poker.com Inc
                                 ----------------------------
                                     (Registrant)

  Date 10 August 2001                /s/ C. Taylor
       ------------------        -----------------------------
                                     (Signature)* Secretary

  Date __________________        _____________________________
                                     (Signature)*

--------------------------------------------------------------------------------

* Print the name and title of each signing officer under his signatures.

                                  Form 10-QSB