Form 10QSB/A
period 2001-06-30
POKER COM INC
filed 2001-09-14
CIK 1102432

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                 Form 10-QSB/A

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

August 13, 2001

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders head on May 31, 2001 the following matters were submitted to a vote of the stockholders of the Company.

The results of the voting were as follows:

(i) The election of three directors each to serve a one-year term expiring 2003:

Nominees               Shares Voted in Favor          Shares Withheld
--------               ---------------------          ---------------
Michael Jackson              8,461,816                     15,000
Christa Taylor               8,461,816                     15,000
Cecil Morris                 8,461,816                     15,000

(ii) The proposal to approve the appointment of Pannell Kerr Forster as independent auditors of the Company was approved by a vote of 8,476,816 in favor, 500 against and 28,161 abstaining.

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

  Date 13 August 2001                /s/ C. Taylor
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