Form 10QSB
period 2001-09-30
POKER COM INC
filed 2001-11-14
CIK 1102432

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPT 30, 2001
                                           --------------
[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _______________

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
Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 16,950,000 COMMON SHARES AS AT SEPT 30, 2001.

Transitional Small Business Disclosure Format
(Check one):
Yes      No  X
    ---     ---

                         PART 1 - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

POKER.COM, INC.
(A Development Stage Company)
Consolidated Financial Statements
September 30, 2001
(U.S. Dollars)
(Unaudited)

INDEX                                                                       Page
-----                                                                       ----

Consolidated Financial Statements

Consolidated Balance Sheets                                                    1

Consolidated Statements of Income                                              2

Consolidated Statements of Stockholders' Equity                                3

Consolidated Statements of Cash Flows                                          4

Notes to Consolidated Financial Statements                                   5-6

POKER.COM, INC.
Consolidated Balance Sheets
(U.S. Dollars)
(Unaudited)

=========================================================================================================================
                                                                                        September 30,        December 31,
                                                                                            2001                2000
-------------------------------------------------------------------------------------------------------------------------

Assets

Current
  Cash                                                                                      $96,201              $41,775
  Accounts receivable, net of $21,250
    allowance for bad debts                                                                 811,310              456,032
  Prepaid expenses                                                                                0               50,229
-------------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                        907,511              548,036
Long-Term Receivable                                                                        140,000              140,000
Property and Equipment                                                                      162,564              161,755
Intangible Assets                                                                           233,422              218,346
-------------------------------------------------------------------------------------------------------------------------

Total Assets                                                                             $1,443,497           $1,068,137
=========================================================================================================================

Liabilities

Current
  Accounts payable and accrued liabilities                                                 $524,269             $562,570
  Advances from related parties                                                                 424                6,828
-------------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                           524,693              569,398
-------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity

Preferred Stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding

Common Stock and Paid-In Capital in Excess of $0.01 Par Value
  100,000,000       Shares authorized
   16,950,000       (December 31, 2000 - 16,935,000) shares
                      issued and outstanding                                              1,482,818            1,469,235
Treasury Stock                                                                               (6,881)                   0
Subscriptions Received                                                                       32,480               22,480
Other Comprehensive Income                                                                   18,467                4,755
Deficit                                                                                    (608,080)            (997,731)
-------------------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                                  918,804              498,739
-------------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                                               $1,443,497           $1,068,137
=========================================================================================================================

See notes to consolidated financial statements.                                1

POKER.COM, INC.
Consolidated Statements of Income
(U.S. Dollars)
(Unaudited)

=====================================================================================================================
                                           Three Months Ended September 30,          Nine Months Ended September 30,
                                             2001                   2000                2001                 2000
---------------------------------------------------------------------------------------------------------------------

Revenue
  Marketing and
    Sublicensing                            $486,147              $166,477            $1,286,954            $744,322
Cost of Goods Sold                            27,488                17,141                99,061             111,464
---------------------------------------------------------------------------------------------------------------------
Gross Margin                                 458,659               149,336             1,187,893             632,858
---------------------------------------------------------------------------------------------------------------------

Expenses
  Wages                                       66,485                     0               174,162                   0
  Website marketing                           57,756                (2,777)              224,732             337,325
  Management and
    consulting fees                           24,308                22,072                76,204              63,073
  Royalties                                   19,035                 8,079                69,219              73,702
  Office supplies
    and services                              15,931                33,445                45,929             116,775
  Corporation promotion                       10,172                36,628                76,984             149,060
  Professional fees                            6,607                14,246                18,301              36,259
  Rent                                         4,915                  (949)               14,072              13,577
  Bad debts                                        0                     0                11,000                   0
  Depreciation
    and amortization                          30,203                53,070                87,639             119,894
---------------------------------------------------------------------------------------------------------------------
Total Expenses                               235,412               163,814               798,242             909,665
---------------------------------------------------------------------------------------------------------------------
Income (Loss) Before
  Income Taxes                               223,247               (14,478)              389,651            (276,807)
Income Taxes                                 100,461                     0               173,584                   0
  Less:  Application of
    loss carryforwards                      (100,461)                    0              (173,584)                  0
---------------------------------------------------------------------------------------------------------------------

Net Income (Loss)
  for Period                                $223,247             $ (14,478)             $389,651           $(276,807)
=====================================================================================================================

Weighted Average
  Number of Common
  Shares Outstanding                      16,950,000            15,860,217            16,940,934          15,655,548
Dilutive Effect of Options                 1,621,000             1,410,000             1,621,000           1,410,000
---------------------------------------------------------------------------------------------------------------------

Weighted Average
  Number of
  Common Shares
  Outstanding
  Assuming Full Dilution                  18,571,000            17,270,217            18,561,934          17,065,548
=====================================================================================================================

Earnings (Loss) Per share                     $ 0.01                $ 0.00                $ 0.02             $ (0.02)
=====================================================================================================================

Fully Diluted Earnings
  (Loss) Per Share                            $ 0.01                $ 0.00                $ 0.02             $ (0.02)
=====================================================================================================================

See notes to consolidated financial statements.                                2

POKER.COM, INC.
Consolidated Statements of Stockholders' Equity
Three Month Period Ended September 30, 2001 and Year Ended December 31, 2000 (U.S. Dollars)
(Unaudited)

===================================================================================================================
                                                                                     2001                  2000
-------------------------------------------------------------------------------------------------------------------

Shares of Common Stock Issued
  Balance, beginning of period                                                     16,935,000           14,100,000
  Issued for
    Settlement of debt                                                                      0              225,000
    Cash                                                                               15,000            1,080,000
    Subscriptions receivable                                                                0               30,000
    Subscriptions previously received                                                       0            1,500,000
-------------------------------------------------------------------------------------------------------------------
  Balance, end of period                                                           16,950,000           16,935,000
===================================================================================================================

Common Stock and Paid-in Capital
in Excess of Par
  Balance, beginning of period                                                     $1,469,235             $510,000
  Issued for
    Settlement of debt                                                                      0              175,000
    Cash                                                                                2,250              260,000
    Subscriptions previously received                                                       0              500,000
    Subscriptions receivable                                                                0               10,000
    Stock option benefit                                                               11,333               14,235
-------------------------------------------------------------------------------------------------------------------
    Balance, end of period                                                         $1,482,818           $1,469,235
===================================================================================================================

Treasury Stock
  Balance, beginning of period                                                             $0                   $0
  Purchase                                                                             (6,881)                   0
-------------------------------------------------------------------------------------------------------------------
  Balance, end of period                                                              $(6,881)                  $0
===================================================================================================================

Subscriptions Received
  Balance, beginning of period                                                        $22,480             $500,000
  Issued for subscriptions received                                                         0             (500,000)
  Subscriptions received                                                               10,000               32,480
  Subscriptions receivable                                                                  0              (10,000)
-------------------------------------------------------------------------------------------------------------------
  Balance, end of period                                                              $32,480              $22,480
===================================================================================================================

Other Comprehensive Income (Loss)
  Balance, beginning of period                                                         $4,755            $ (14,130)
  Foreign currency translation gain                                                    13,712               18,885
-------------------------------------------------------------------------------------------------------------------
  Balance, end of period                                                              $18,467               $4,755
===================================================================================================================

Deficit
  Balance, beginning of period                                                      $(997,731)           $(670,518)
  Net income for period                                                               389,651             (327,213)
-------------------------------------------------------------------------------------------------------------------
  Balance, end of period                                                            $(608,080)           $(997,731)
===================================================================================================================

Total Stockholders' Equity                                                           $918,804             $498,739
===================================================================================================================

See notes to consolidated financial statements.                                3

POKER.COM, INC.
Consolidated Statements of Cash Flows
Nine Month Period Ended September 30
(U.S. Dollars)
(Unaudited)

====================================================================================================================
                                                                                      2001                  2000
--------------------------------------------------------------------------------------------------------------------

Operating Activities
  Net income (loss)                                                                  $389,651             $(276,807)
  Adjustments to reconcile net income to
  net cash used by operating activities
    Stock option compensation expense                                                  11,333                     0
    Depreciation and amortization                                                      87,639               119,894
  Changes in non-cash working capital                                                (399,981)              (49,357)
--------------------------------------------------------------------------------------------------------------------

Net Cash Provided by (Used in) Operating Activities                                    88,642              (206,270)
--------------------------------------------------------------------------------------------------------------------

Investing Activity
  Purchase of property, equipment
    and intangible assets                                                             (53,297)              (35,643)
--------------------------------------------------------------------------------------------------------------------

Financing Activities
  Proceeds from exercise of options                                                     2,250                     0
  Purchase of treasury stock                                                           (6,881)                    0
  Subscriptions received                                                               10,000               260,000
--------------------------------------------------------------------------------------------------------------------

Cash Provided by Financing Activities                                                   5,369               260,000
--------------------------------------------------------------------------------------------------------------------

Effect of Foreign Currency Translation                                                 13,712                20,007
--------------------------------------------------------------------------------------------------------------------

Inflow of Cash                                                                         54,426                38,094
Cash, Beginning of Period                                                              41,775                41,132
--------------------------------------------------------------------------------------------------------------------

Cash, End of Period                                                                   $96,201               $79,226
====================================================================================================================

Supplemental Disclosure of Non-Cash Transactions
  Reduction of subscriptions previously received
    by issuance of shares                                                                  $0              $360,000
  Issue of common shares for settlement of debt                                            $0              $175,000
====================================================================================================================

                                                                               4

POKER.COM, INC.
Notes to Consolidated Financial Statements
Nine Month Period Ended September 30, 2001
(U.S. Dollars)
(Unaudited)

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

         In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at September 30, 2001 and December 31, 2000 and the consolidated results of operations and the consolidated statement of cash flows for the nine months then ended. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.       STOCK OPTIONS

         (a) Pursuant to a directors' resolution dated March 21, 2001, 300,000 options with an exercise price of $0.15 were awarded to one of the officers of the Company. All of these options have vested and expire on March 21, 2003. On the date of the grant, the market price of the stock was less than the exercise price. Therefore, no compensation expense was recognized.

         (b) Pursuant to a directors' resolution dated June 27, 2001, 100,000 options with an exercise price of $0.15 were awarded to employees of the Company. All of the options will vest by December 31, 2001 and expire on June 27, 2003. The Company applies APB opinion No. 25 and related interpretations in accounting for its stock options granted to employees, and accordingly, compensation expense of $11,333 was recognized as salaries expense.

                  Had compensation expense been determined as provided in SFAS 123 using the Black-Scholes option-pricing model, the pro-forma effect on the Company's net income and per share amounts, would have been as follows:

                  ==============================================================
                                                                          2001
                  --------------------------------------------------------------

                  Net income, as reported                               $389,651
                  Net income, pro-forma                                 $378,984
                  Net income per share, as reported                       $ 0.02
                  Net income per share, pro-forma                         $ 0.02
                  --------------------------------------------------------------

                  As of September 30, 2001, none of the above options had been exercised.

         (c) On June 14, 2001, 15,000 options were exercised, resulting in cash receipts of $2,250.

POKER.COM, INC.
Notes to Consolidated Financial Statements
Nine Month Period Ended September 30, 2001
(U.S. Dollars)
(Unaudited)

================================================================================

3.       FUTURE INCOME TAXES

         It is the Company's estimate that the tax assets will not be realized in the immediate future. Therefore, a tax asset arising from the Company's loss carryforwards has been reduced by a valuation allowance to zero.

4.       LICENSE AGREEMENTS

         Trimon Systems Inc.

         Pursuant to a Definitive Master License Agreement ("Agreement") dated July 31, 2001, the Company purchased:

         (i) non-exclusive, non-transferable license to use the software only in connection with the business and to transmit the client software directly or assign the rights to use the software to Antico Holdings SA (a Poker.com Inc. sub-licensee) only in object code form to end users by means of Electronic Distribution;

         (ii) a non-exclusive, non-transferable license to sell to third parties sub-license and/or a Master License;

         (iii) a non-exclusive, non-transferable license to use and to grant to end users the right to use the client software in object code form, only while connected to a server on which the server component of the software is installed.

         In return for the following:

         (a)      $10,000 upon signing of the agreement.

         (b) A further sum of $10,000 upon Licensor and Master Licensee entering into an escrow agreement and Licensor lodging a copy of the source code in escrow.

         (c) A final sum of $10,000 within 15 days of Masters Licensee (or its assignee) taking money wagering bets from players using the casino software. Licensor shall make Poker software and mobile casino available for betting players within a time reasonable to both parties, but no later than six months.

         The Company shall also pay royalty fees, calculated as 10% of net house winnings generated by Master Licensee and 50% of the royalties earned from its sub-licensees for the entire term of the Agreement. These will be expensed as incurred.

5.       TREASURY SHARES

         During the quarter ended September 30, 2001, the Company purchased 27,000 of its own shares for a cost of $6,881.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

November 6, 2001

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

Casino Marketing, SA (a wholly owned subsidiary of Poker.com Inc) sells Casino and Poker card room sub-licenses and derives its revenue from the sub-licensing fees and royalty payments. Casino Marketing currently has the master license agreement with Starnet Systems International and Trimon Systems Inc. to sell their on-line gaming software, and with Transnet International Inc. to sell their Poker card room software.

Poker.com's mission is to become the World's preferred site for Poker. Poker.com is committed to provide a secure place to play, information you can trust, and an opportunity to learn.

RESULTS OF CONTINUING OPERATIONS

The following table sets forth for the periods indicated selected information from Poker.com's consolidated statement of operations:

                                              Three Months     Three Months
                                             Ended Sept 30,   Ended Sept 30,
                                                  2001             2000
                                             -------------------------------
(IN THOUSANDS)

Net Sales                                         486               166
Gross Margin                                      459               149
Operating Expenses                                235               164
Income (loss) from continuing operations          223               (14)
Net (loss) Income                                 223               (14)

Information shown is for the three months ended Sept 30, 2001 and Sept 30, 2000 respectively.

THREE-MONTH PERIOD ENDED SEPT 30, 2001

NET SALES. Net sales for the three months ended Sept 30, 2001 was $486 compared to $166 for the three months ended Sept 30, 2000 as the company was still in the developmental stage. Sub-license revenues were $156, banner advertising revenues were $142 and royalty fees were $188 for the three months ended September 30, 2001 respectively. Sub-license fees for the quarter ended September 30, 2000 was $7, banner advertising revenues were $90 and royalty fees were $69 for the three months ended September 30, 2000 respectively.

Management expects to increase the revenues derived from the sale of Casino and Poker cardrooms. Management also believes that royalty revenue derived from the sale of casino and Poker cardrooms will continue to improve as new sub-licencees revenues increase and the number of cardrooms also increases. These are forward-looking statements, particularly as related to the business plans of the company, within the meaning of Section 27A of the Securities Act of 1933 and Sections 21E of the Securities Exchange Act of 1934 and are subject to the safe harbor created by these sections. Actual results may differ materially from the company's expectations and estimates.

GROSS MARGIN. Gross margin was 94.4% of net sales for the three months ended September 30, 2001 compared to 89.7% in 2000. Management believes the margin is consistent with licensing and marketing of turnkey Internet gaming systems. Poker.com's gross margin may be affected by several factors including (i) the mix of revenue streams, (ii) the price of products sold and (iii) other components of cost of sales.

OPERATING EXPENSES. Operating expenses for the three month ended September 30, 2001 was $235 compared to $164 September 30, 2000. The major expense items were for website marketing to direct traffic to the Poker.com's portal and to develop the Company's name brand.

PROVISION FOR INCOME TAXES. No tax provision was made for the three months ended September 30, 2001. At December 31, 2000 the Company had an available net operating loss carry forward of approximately $405 that may be used to offset future taxable income.

FINANCIAL CONDITION AND LIQUIDITY

LIQUIDITY AND CAPITAL RESOURCES. At September 30, 2001 the Company had cash and cash equivalents totaling $96 compared to $42 at December 31, 2000.

Approximately $590 of the $811 accounts receivable (net of $21 allowance for bad debts) and long term receivable was due from Antico Holdings for the purchase of a Poker sub-license and Royalty fees. The amount due from Antico Holdings for their License fee was re-negotiated with the terms of $6 per month commencing March 2001. Antico Holdings has assigned to Poker.com Inc the 15% credit card hold back that is being released each month on a rolling month-to-month basis.

Net cash provided by operating activities for the nine months ended September 30, 2001 was $89. The increase in cash was mainly due to the operating activities of the company.

Net cash (used) for investing activities for the nine months ended September 30, 2001 was ($53). The cash was used for the purchase of additional intangible assets and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2001 was $5. The cash was provided through the issuance of stock options.

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

                                               Poker.com Inc
                                           ----------------------------
                                               (Registrant)

      Date 13 November 2001                      /s/ C. Taylor
           ------------------------       -----------------------------
                                               (Signature)* Secretary

      Date
           ------------------------       -----------------------------
                                               (Signature)*
--------------------------------------------------------------------------------

* Print the name and title of each signing officer under his signatures.

                                   Form 10-QSB