Form 10KSB
period 2001-12-31
POKER COM INC
filed 2002-03-28
CIK 1102432

Washington, D.C. 20549

                                   FORM 10-KSB

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001


                                 POKER.COM INC.
           (Name of small business issuer as specified in its charter)


            Florida                                              98-0199508
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)



                           #210 - 1166 Alberni Street
                  Vancouver, British Columbia, Canada, V6E 3Z3
  (Address, including postal code, of registrant's principal executive offices)


                                 (604) 689-5998
                     (Telephone number including area code)


    Securities to be registered under Section 12(b) of the Exchange Act: None

    Securities to be registered under Section 12(g) of the Exchange Act: None

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------
            To jump to a section, double-click on the section name.

                                      10KSB

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

ITEM 1 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

ITEM 2 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

ITEM 3 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

ITEM 4 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

ITEM 5 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

ITEM 6 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

ITEM 7 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

ITEM 8 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

ITEM 9 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

ITEM 10. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

ITEM 11. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

ITEM 12. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

ITEM 13. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

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


ITEM 1.   DESCRIPTION OF BUSINESS

A.   BUSINESS DEVELOPMENT.

POKER.COM INC.:

Poker.com is a licensing and marketing company that licenses turnkey Poker Card Room and Casino software solutions. The URL www.poker.com is one of the most powerful domain names in the online gaming industry. It is a name brand that is immediately recognizable worldwide, bridging the gap created by language barriers. With this strong online brand identity, experienced management team, and a consistent and focused strategic marketing plan, Poker.com, Inc. has the ability to become one of the leading on-line gaming software suppliers.

Poker.com, Inc. began trading as a publicly listed company on the NASD OTC Bulletin Board exchange under the symbol 'PKER' in August of 1999. The Poker.com domain name was acquired from UniNet Technology Inc., which was purchased from the registered owner of the URL, Alacorp. Poker.com, Inc. obtained the exclusive worldwide right to market the www.poker.com URL until the year 2098.

Poker.com, Inc. does not own nor operate any Internet gaming operation and acts exclusively as a sub licensor and marketing agent. The Company derives its revenue from selling Poker card rooms, casino licenses, royalty fees, and banner advertising.

POKER.COM INC. CORPORATE HISTORY:

The Company's Auditors, Pannell Kerr Forster, in conducting their Audit of the financial Statements of the Company for the period ending December 31, 1999, reported to the Directors and Shareholders on March 14th, 2000 that the Company had minimal capital resources available and had incurred substantial losses of $511,587 to December 31, 1999 and had an accumulated deficit of $670,518. They also stated "the Company must obtain additional financing to meet its cash flow requirements" and continued that "these matters raise substantial doubt about the Company's ability to continue as a going concern."

In June 1999, the Company started negotiating to purchase the URL www.poker.com from Ala Corp, the owners of the www.poker.com URL to develop the Company into
                                 -------------
an on-line Internet gaming marketing company. On July 9th, 1999, UniNet Technology Inc. entered into an Agreement to acquire the URL from Ala Corp based on reselling the rights to the Company.

Subsequent to purchasing the URL from UniNet, Management started to research the acquisition of a Casino and/or Poker software license for re-selling. In July, management was introduced to ASF Software Inc. ("ASF") of Belize, who had developed a multi-player Poker software program and who were interested in selling a software license to the Company with the rights to re-sell the license. The Company purchased a License from ASF for $135,000 on the 10th August 1999. As the Company's business model was to develop the Company as a Marketing and re-seller of gaming licenses and not as a Casino and/or Poker card room operator, the Company negotiated to sell Antico Holdings S.A. ("Antico") a Costa Rican company, a Poker software program sub-license for $200,000. To capitalize on the marketing potential of the URL www.poker.com, the Company sold
                                                 -------------
the exclusive worldwide rights to use www.poker.com only for operating a Casino and/or Card room to Antico. The Company retains all other rights to the URL for developing the web site as a portal, for advertising, marketing the Antico card-room, marketing Casinos, marketing card rooms and other gaming software. Poker.com, Inc. has the exclusive worldwide rights to market the www.poker.com URL until the year 2098.

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

In January 2000, the Company purchased a new generation Poker card room master license from TransNet International SA of Costa Rica to sell Poker card rooms. The software was delivered to the Company in August of 2000 and the Company has since that time sold eight master card room licenses.

On January 10th, 2000, the Company sold an independent Casino Sub-license to Antico with the understanding that Antico would assist the Company in providing technical and administrative services from Costa Rica to the Company's Casino sublicenses.

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

The Company does not propose to sell any gaming licenses to any USA or Canadian based companies but will only sell sub-licenses to foreign-based corporations in such jurisdictions that according to management allow Internet gaming such as Antigua, Dominican Republic, Belize, St Kits and Costa Rica.

By December 2000, the Company had launched two Starnet Casino websites.

In July 2001, Poker.com launched the Poker affiliate software program, which sub licensees to offer webmasters the ability to earn fees by directing traffic to a poker.com poker room. Features of the affiliate program are: no investment and no risk to the webmasters, real-time statistics, accumulated Bad Beat Jackpot, 24/7 technical and customer support.

A new vendor of Casino software was offered to Poker.com's clientele on July 31, 2001 when Poker.com entered into a strategic relationship with Trimon Systems Inc. Trimon Software Systems offers: Baccarat, Black Jack, Craps, Caribbean Poker, Let-It-Ride Poker, Pai-Gow Poker, American Roulette, Slot machine and Video Poker. The Trimon software enables Poker.com's Casino owner/operators to extend their Poker and Casino games into the wireless and closed circuit areas through WAP (Wireless Application Protocol), Casino-on-T.V. and Casino kiosk.

In September 2001 Poker.com entered into a strategic relationship with Microgaming Systems Ltd. to market online multi-player poker software sublicenses. Microgaming's intention is to provide all their casino licensees with a poker card room sublicense. Poker.com will earn a licensing fee along with a monthly royalty fee for each sublicense sold.

Also, in September 2001, Christa Taylor signed on as President of Poker.com and Michael Jackson, CEO resigned as CEO to pursue consulting and business interests. Furthermore, Keith Andrews joins Poker.com as a Director for the company.

In November 2001, Poker.com enters into an agreement with Focusnet Capital Inc and Pyramid Casino to provide a master poker card room.

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

As a result, the Company is now engaged on the Internet in the business of selling on-line poker cardrooms, casino sub-licenses and marketing www.poker.com as a poker card room and gaming portal.

B.  BUSINESS OF ISSUER:

I.  ORGANIZATIONAL STRUCTURE

Poker.com is the parent company of two wholly owned subsidiaries, Casino Marketing S.A. and 564448 BC Ltd. Casino Marketing handles the licensing of the Casino and Poker card room software while 564448 BC Ltd employs the Company's human resources.

The key milestones in the development and evolution of the Company are:

II.  DEVELOPMENT MILESTONES

1999
     - Thermal Ablation Technology changed its name to operate as Poker.com, Inc.
     -    Poker.com files 10SB with the Securities and Exchange Commission
          (SEC).
     -    Launch of Poker.com gaming portal
     - Casino Marketing S.A. created to sell license turnkey, customized, Internet gaming systems to independent operators including a percentage of the licensee's revenues.
     -    Poker.com purchases multi-player poker software from ASF Software Inc.
     -    Poker.com signs first internet gaming licensee, Antico Holdings
     - Private placements completed with individual investors for gross proceeds of $860,000.
     -    Signs master sub-licensing agreement with Chartwell Technologies

2000
     -    Redesign of www.poker.com gaming portal site
     -    Poker.com ranked 1215th busiest site on the Internet by PCDataOnline
     - Poker.com enters into a strategic Poker card room agreement with Transnet
     -    Stock split 3:1
     -    Poker.com launches new 2nd generation poker software
     - Poker.com enters into strategic Casino Licensing agreement with Starnet
     -    Announces Christa Taylor as new CFO, Charlo Barbosa resigns as
          President

2001
     -    Poker offers one of the first Poker affiliate programs
     - Poker.com purchases Trimon Systems Inc. Casino software including WAP versions of casino
     -    Redesign of url www.poker.com
     -    Signs a Master license agreement with Microgaming
     - Announces Christa Taylor as the new President, Michael Jackson resigns as CEO
     -    Signs a Master license agreement with Focusnet Capital Inc.
     -    Begins beta testing of the new Poker sublicense
     - Deals over two million hands in 2001 using Poker's exclusive poker software.
     -    Poker.com adds over 20 new licensees for the year


III.  OVERVIEW

Poker.com is currently one of the leading providers of Internet poker card room and online casino software programs. The Company's innovative card rooms and casinos licenses have been designed to: (i) offer customers a user-friendly interface, superior interactive experience and a wide selection of gaming options; (ii) provide licensees with financially attractive returns, easy site maintenance and limited administration

(iii) protect customers and licensees through its proprietary fully integrated technology.

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

September 2000 Poker.com acquired a license from Starnet Systems International to re-sell Casino software sub licences.

Poker.com is one of the most powerful domain names in the online gaming industry. It is a name brand that is immediately recognizable worldwide, bridging the gap created by language barriers. With this strong online brand identity, experienced and capable management, and a consistent and focused strategic marketing plan, Poker.com, Inc. has the ability to catapult the www.poker.com site to become the leading on line gaming software provider.


IV.  PRODUCTS AND SERVICES

The Company provides on line gaming software products to independent licensees.

To its Trimon licensees, the Companies software enables operators and/or service providers:

     - Complete graphical user interface with sophisticated visual and sound effects to create a total gaming experience
     -    Real-time wagering
     -    Complete, secure electronic funds transfer
     - Retention and analysis of all gaming data, including win/loss, game preferences and monitoring of player activities
     -    Administration and complete 24 hour, 7 days a week customer support
     -    Continuing customization of website
     -    Monitoring of the flow of funds
     -    Hosting of website front pages and server software
     -    Market consulting
     -    Affiliate Program

     The software currently offered by the Company includes the following games:

     -    Baccarat          -    Slot Machine       -    Caribbean Poker
     -    Blackjack         -    Craps              -    Video Poker
     -    American          -    Let-It-Ride        -    Pai-Gow Poker
          Roulette               Poker

With the Companies ability to sell Casino Licenses at highly competitive prices and its ability to identify and contract with web masters who have substantial traffic flow, Poker.com Inc is in a position to become the leader in gaming licensing sales.


NEW POKER SOFTWARE

In December 1999, it became apparently obvious that the poker card room software the Company had purchased from ASF Software Inc was old and dated.

In January 2000, the Company was introduced to TransNet International S.A. ("TransNet") who was offering a new Poker software program that would enable the Companies sublicenses to aggressively compete directly with Paradise Poker and other on-line Poker card rooms.

On February 15th, 2000, the Company entered into a Master License Agreement with TransNet that enabled the Company to re-sell the new poker software program.

The difference between the ASF software and the new software program is the number of features the program developers have incorporated into the software program, which will:

     - provide a lobby feature that will allow a player to check out the other Poker tables without losing his place at his table.
     - allow a player to check out the amount of money in the pot on the table without using the mouse.
     -    the ability to turn off the chat dialogue
     -    provide for a Bad beat jackpot.
     -    provide for an affiliation program to drive traffic to the poker site.

SUBLICENSES

The Company sells both Casino and Poker card rooms, which enable licensees to acquire the following:

     -    Initial Internet gaming license
     -    Registration of a URL
     -    A virtual gaming "theme"
     - Sophisticated visual and sound effects to create a total gaming experience
     -    Real-time wagering
     -    Secure encrypted merchant accounts and electronic fund transfers
     - Analysis of all gaming data, including win/loss and monitoring of players' activities
     -    Administration and complete 24hr, 7 days per week support services
     -    Monitoring of all fund flows
     -    Hosting of web pages and server software

V.  SALE OF LICENSES


Overview

Poker.com casino and poker software is licensed through its subsidiary, Casino Marketing S.A. Casino Marketing S.A. licenses a fully integrated systems to a growing list of licensees. A one-time license fee provides an installed fully integrated system. The licensee's site is generally operational within 90 - 120 days of signing a Poker card room license agreement and 10 - 60 days for a Casino website. Casino Marketing S.A. receives a continuing licensing fee for
use of the software program.   Casino Marketing S.A. assists the new licensee's
to design a site to fit its target market.

CASINO

During the fiscal 2000 year, Casino Marketing was sub-licensing Chartwell gaming systems.

A sample list of licensees using this software included:

www.visualcasino.com, www.highstakescasino.com, www.noblehousecasino.com,
--------------------  ------------------------  ------------------------
www.thundergaming.com, www.4knightscasino.com
---------------------  ----------------------

In September 2000, Casino Marketing S.A. signed a new licensing agreement with Starnet Systems International. Any licensees that were using the Chartwell systems were switched over to the new Starnet system. These licensees were later upgraded to the Trimon Systems International software in late 2001 and early 2002.

POKER

Up until October 2000, Poker.com's licensee, Antico Holdings, was using the ASF Poker software. However, with the development of the Transnet software both the Company and Antico changed over to the Transnet software. All future licensees will be using the Transnet software.


VI.  GROWTH STRATEGY

The Company intends to achieve it's growth strategy by:  (i)  marketing it's URL
(ii) continuing to upgrade and improve it's proprietary Poker card room software (iii) market it's casino licenses and (iv) build it's relationship with it's sub licensees.

The Company intends to maximize it's marketing potential by continuously upgrading it's site to ensure visitors return on a consistent basis. This will result in increased advertising revenues, the number of Poker card rooms and Casino licensees, and royalties.

Strategic relationships with its proprietary software developers ensure that the Company and its sub licensees have the ability to customize and develop new software allowing the Company to maintain its competitive advantage.

Establishing and maintaining the relationships between the Company and it's sublicencees helps ensure their sublicencees success and in turn, the Company's. With links from the Company's URL, the Company helps their sublicensees increase their traffic and revenues that will reflect in the Company's royalty revenues.

VII.  RISK

Government Regulation and Risk

Poker.com and its owner/operators are subject to applicable laws in the jurisdictions in which they operate. While some jurisdictions have introduced regulations to attempt to restrict or prohibit Internet Gaming, other jurisdictions, such as several Caribbean countries, have taken the position Internet Gaming is legal and/or have adopted or are in the process of reviewing legislation to regulate Internet gaming in such jurisdictions which include certain states in the U.S. As companies and consumers involved in Internet Gaming are located around the globe, including the end-users of the Company's owner/operators, there is uncertainty regarding exactly which government has jurisdiction or authority to regulate or legislate with respect to various aspects of the industry. Furthermore, it may be difficult to identify or differentiate gaming-related transactions from other Internet activities and link those transmissions to specific users, in turn making enforcement of legislation aimed at restricting Internet Gaming activities difficult. The uncertainty surrounding the regulation of Internet Gaming could have a material adverse effect on the Company's business, revenues, operating results and financial condition.

Legislation

Legislation designated to restrict or prohibit Internet Gaming may be adopted in the future in the United States or other jurisdictions. After previous similar proposals failed to pass in 1998, Senator Jon Kyl of the United States Senate introduced in March of 1999 a revised proposal intended to prohibit and criminalize Internet gaming, which he later withdrew in 2000. As well, existing legislation, including United States and federal statutes, could be construed to prohibit or restrict gaming through the use of the Internet and there is a risk governmental authorities may view the Company's owner/operators or the Company as having violated such statutes. There is a risk that criminal and civil proceedings could be initiated in such jurisdictions against the Company's owner/operators or the Company and such proceedings could involve substantial litigation expense, penalties, fines, diversion of the attention of key executives, injunctions or other prohibitions being invoked against the Company's owner/operators or the Company. Such proceedings could have a material adverse effect on the Company's business, revenues, operating results and financial condition.

In recent months, Nevada Legislature approved a law to allow licensed operators to offer Internet gaming as soon as state regulators can offer "reasonable assurance" that minors and players in jurisdictions where such games are illegal can be excluded. This Bill would make Nevada the first state to authorize online betting. Nevada regulators have on their side a recent U.S. District Court ruling that concluded that the Wire Communications Act, a 1960s law that bans the use of telephones to accept wagers on sporting events, doesn't apply to casino-style games played on the Internet.

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

ONLINE SECURITY RISKS

As with any online transactions taking place, there is always a possibility of hackers intruding. Albeit remote, the advances in computer capabilities, new discoveries in the field of cryptography, internal incidents, or other events or developments may compromise or breach the technology used by Poker.com Inc. and its sub licensees. If such a breach of security were to occur, interruptions in services, loss of data, or cessation may damage Poker.com Inc.'s reputation and expose the Company to a risk of loss or litigation and possible liability.

END-USER/PLAYER SCREENING

Poker.com Inc.'s licensees use a secure network both to preserve the integrity of the thousands of financial transactions executed over their network daily and to screen out potential website customers who may be residents of the jurisdictions blocked from using the systems. Licensees can successfully block customers in restricted jurisdictions by matching the credit card number with the customer's country, address, and postal/zip code.

As an additional security feature, the Licensees provide players with a Personal Identification Number (PIN), which is required before any funds can be withdrawn.


ITEM 2. DESCRIPTION OF PROPERTY

Poker.com, Inc. occupies 2,500 square feet of commercial space at #210-1166 Alberni Street, Vancouver, British Columbia. This facility houses all of Poker.com, Inc.'s operations including technical, marketing and administration for all of the Company's subsidiaries.

The annual cost of the space at the Alberni Street location is approximately $19,648 USD. The lease expires in April 30, 2003.

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

Quarter Ended           High    Low

December 31, 1999 (1)   $1.91  $0.59

March 31, 2000 (1)      $4.46  $0.94
June 30, 2000 (1)       $2.00  $0.69
September 30, 2000 (1)  $1.87  $0.89
December 31, 2000 (2)   $0.37  $0.06

March 31, 2001 (2)      $0.25  $0.08
June 30, 2001 (2)       $0.50  $0.08
September 30, 2001 (2)  $0.33  $0.19
December 31, 2001 (2)   $0.32  $0.19

(1) Pre spilt pricing - 3:1 stock split
(2) Post split pricing - 3:1 stock split


B.  DIVIDENDS

No dividends have been declared or paid on the Company's common stock.

ITEM 6.   MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SELECTED STATEMENT OF OPERATIONS INFORMATION

                                            FOR THE YEAR ENDED
                                       DEC 31, 2001      DEC 31, 2000
                                     -----------------  --------------
Net Sales                            $      1,833,397   $   1,184,290
Gross Margin                                1,579,710         869,825
Operating Expenses                          1,146,275       1,102,594
Income (Loss) From Operations                 433,435        (232,769)
Net Income (Loss)                             380,941        (327,213)


SELECTED BALANCE SHEET INFORMATION

                                     At Dec 31, 2001    At Dec 31, 2000
                                     -----------------  ---------------
Working Capital (Deficiency)         $        561,207   $      (21,362)
Total Assets                                1,518,370        1,068,137
Retained Earnings (Deficit)                  (616,790)        (997,731)
Total Shareholders Equity                   1,017,598          498,739


SELECTED FINANCIAL RATIOS

                                       Dec 31, 2001      Dec 31, 2000
                                     -----------------  --------------
Net Profit Margin                                 .21            (.28)
Gross Profit Margin                               .86             .73
Current ratio                                    2.12             .96
A/R Turnover                                     2.09            2.60
Equity to Assets                                  .67             .47

The Company's revenues increased significantly to $1,833,397 in 2001 from $1,184,290 for the year ended December 31, 2000 compared to $50,388 for the year ended Dec 31, 1999. The growth is primarily due to additional revenues generated from licensing, royalties, and advertising. Advertising accounts for 26.9%, Licensing revenue accounts for 37.2%, and Royalty revenues accounts for 35.9% of total revenues for the year ended Dec 31, 2001. The Company believes its royalty revenues from Casino's and the new Poker card room software will increase as both existing licensees grow and additional licenses are sold.

Further to the growth in sales, gross margin increased to $1,579,710 in 2001 from $869,825 for the year ended December 31, 2000 compared to $22,595 for the year ended December 31, 1999. Gross Margin increased to 86% up from 73.8% for the year ended December 31, 2000 over December 31, 1999's Gross Margin of 44.94%. This increase is in line with management's expectations on the development of the Company and will continue to increase as the level or royalties increase.

Operating expenses in 2001 increased to $1,146,275 from $1,102,594 for the year ended December 31, 2000 from $599,182 for the year ended December 31, 1999.

Profit from operations for the year ended December 31, 2001 was $433,435 compared to a loss of $232,769 and $576,587 for the year ended December 31, 2000 and December 31, 1999 respectively. The increase was due to the increased level of operations, advertising revenues and royalties. The Company expects revenues to increase as more Casino and Poker room licenses are sold and revenue from licensees' increases.

2001 includes a non-cash provision of $101,920 for employees, officers, directors and agents of the Company for options that have an exercise value less than market value at December 31, 2001. This provision should have been recognized in the previous quarters of 2001, namely Q2 and Q3. Unfortunately, this was only brought to the companies attention during the audit process for the year ending December 31, 2001. This item will continually increase and decrease over subsequent quarters depending on the market value of the stock at the end of the designated period.

Provision for Income Taxes. No tax provision was made for the 12 months ended December 31, 2001. The Company also has available net operating loss carry forward of approximately $223,059 that may be used to offset future taxable income.

FINANCIAL CONDITION AND LIQUIDITY

At December 31, 2001, the Company had cash and cash equivalents totaling $169,527 compared to $41,775 at December 31, 2000. The increase in cash and cash equivalents balance is mainly due to operating profits.

Working capital at December 31, 2001 increased to a deficit of $561,207 from the previous years deficit of $21,362 at December 31, 2000. Accounts receivable for the year ended December 31, 2001 was $875,390 compared to $456,032 for the year ended December 31, 2000. Approximately $627,275 of the $875,390 accounts receivable and long term receivable was due from Antico Holdings for the purchase of a Poker sub-license and Royalty fees. The amount due from Antico Holdings for their License fee was re-negotiated with the terms of $6,000 per month commencing March 2001. Antico Holdings has assigned to Poker.com Inc the 15% credit card hold back which will be released each month on a rolling month-to-month basis. Prepaid expenses and deposits decreased to $17,062 for the year ended December 31, 2001 compared to $50,229 for the year ended December 31, 2000. This is due to the prepayment to the Antiguan government for a one-year Casino license in 2000.

Net cash provided from operations for the year ended December 31, 2001 was $170,584 compared to net cash used in operations in 2000 of $142,502.

Net cash used for investing activities for the year ended December 31, 2001 was $61,830 compared to $135,740 for the year ended December 31, 2000. The decrease was mainly due to the decrease in the long-term receivable from Antico Holdings SA.

Net cash provided by financing activities for the year ended December 31, 2001 was $5,369 compared to $260,000 for the year ended December 31, 2000. The decrease is primarily due to the decrease in the issuance of common stock.


RESULTS OF OPERATIONS
---------------------

GENERAL


ITEM 7. FINANCIAL STATEMENTS

PART III.
---------

PERSONNEL

At the end of the year, the number of employees was 10.  The average age was
31.6

A further two people have been employed since the end of 2001.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in, or disagreements with accountants on accounting and financial disclosures.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

DIRECTORS AND EXECUTIVE OFFICERS

Christa Taylor, CMA, BA Tech.
President & CFO, Corporate Secretary

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

Keith Andrews.
Director

Mr. Keith Andrews brings a wealth of experience to the company. He currently serves as Vice President of Strategic Alliances for VERB Exchange; a Vancouver based unified communications company. Mr. Andrews ran his own successful consulting firm for 10 years providing services, strategies and contract negotiating skills to major corporations. He has worked with AT&T, Spectra Group, IMG, and Keg restaurants. Mr. Andrews has been responsible for major sponsorship and alliance negotiations involving firms such as Molson Breweries, Labatt's, Nike, Coca Cola, Pepsi, JBL, BOSE, and major sports affinity associations. Mr. Andrews provides leadership and vision in identifying marketing synergies and execution plans that bring value and new opportunities to the Company's business model.

Cecil Morris
Director

Cecil Morris is a freelance Internet business consultant based in Cape Town, South Africa with expertise in software programming.



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


ITEM 10. EXECUTIVE COMPENSATION.

The following table summarizes the total compensation of the Chief Executive Officer and the other most highly compensated executive officers (collectively, the "Named Executive Officers") of the Company for the year ended December 31, 2001, as well as the total compensation paid to each such individual for the Company's three previous fiscal years:

SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------
NAME AND       YEAR   SALARY   BONUS  OTHER ANNUAL   RESTRICTED   OPTIONS  PAY     ALL OTHER
POSITION                PER           COMPENSATION  STOCK AWARDS   /SARS   OUTS  COMPENSATION
                       ANNUM
---------------------------------------------------------------------------------------------
MICHAEL       FISCAL      -0-    -0-           -0-           -0-      -0-   -0-  $      91,671
JACKSON, CEO   2001
---------------------------------------------------------------------------------------------
CHRISTA       FISCAL  $45,331    -0-           -0-           -0-      -0-   -0-            -0-
TAYLOR,        2001
PRESIDENT &
CFO
---------------------------------------------------------------------------------------------
MICHAEL       FISCAL      -0-    -0-           -0-           -0-      -0-   -0-  $      37,500
JACKSON, CEO   2000
---------------------------------------------------------------------------------------------
CHRISTA       FISCAL  $35,000    -0-           -0-           -0-      -0-   -0-            -0-
TAYLOR, CFO    2000
---------------------------------------------------------------------------------------------
MICHAEL       FISCAL      -0-    -0-           -0-           -0-  300,000   -0-  $      19,500
JACKSON, CEO   1999
---------------------------------------------------------------------------------------------
CHRISTA       FISCAL      -0-    -0-           -0-           -0-      -0-   -0-            -0-
TAYLOR, CFO    1999
---------------------------------------------------------------------------------------------
MICHAEL       FISCAL      -0-    -0-           -0-           -0-      -0-   -0-            -0-
JACKSON, CEO   1998
---------------------------------------------------------------------------------------------
CHRISTA       FISCAL      -0-    -0-           -0-           -0-      -0-   -0-            -0-
TAYLOR, CFO    1998
---------------------------------------------------------------------------------------------

STOCK OPTION GRANTS AND AGGREGATED STOCK OPTION/SAR EXERCISES

The following table sets forth the aggregated Common Stock Options exercised by the named Executive Officers in the last fiscal year and the year-end value of unexercised options:


     Aggregated Option/SAR Exercises in Fiscal Year Ended December 31, 2001
                         And Fiscal Year-End Option Values

----------------------------------------------------------------------------------------
NAME        SHARES       VALUE      NUMBER OF UNEXERCISED      VALUE OF UNEXERCISED IN-
         ACQUIRED ON   REALIZED     OPTIONS/SARS AT FISCAL      THE-MONEY OPTIONS/SARS
         EXERCISE (#)     ($)            YEAR-END (#)           AT FISCAL YEAR-END ($)
                                  EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
----------------------------------------------------------------------------------------
MICHAEL           -0-        -0-                    300,000/                         -0-
JACKSON                                                  -0-
----------------------------------------------------------------------------------------
CHRISTA           -0-        -0-                    300,000/                         -0-
TAYLOR                                                   -0-
----------------------------------------------------------------------------------------

LONG-TERM  INCENTIVE  PLANS - AWARDS  IN  LAST  FISCAL  YEAR

The Company initiated a yearly incentive plan that encompasses different facets of the company including sales initiatives, group goals, personal growth and job performance.


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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth information, as of December 31, 2001, with respect to beneficial ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than 5% of its outstanding Common Stock, by each director of the Company, by each Named Executive Officer and by all officers and directors of the Company as a group. Unless otherwise noted, each shareholder has sole investment and voting power over the shares owned.

Class of                 Name and Address of  Amount and Nature of   Percent of
Shares                   Beneficial Owner     Beneficial Ownership   Class of
                                                                     Shares

Common                   CEDE & Co.                     11,819,385           70%
                         PO Box 222
                         Bowling Green Station
                         New York NY 10274

Common                   Michael Jackson                   592,500         3.50%
Common                   Christa Taylor                          0            0%
--------------------------------------------------------------------------------

Total Common Shares                                     16,950,000          100%
Outstanding

Common                   All Directors and Executives      592,500         3.50%
                         as a Group

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Nothing reportable.


ITEM 13. INDEX TO EXHIBITS

FINANCIAL  STATEMENTS  (INCLUDED  IN  PART  II  OF  THIS  REPORT):

Report  of  Independent  Chartered  Accountants

Consolidated  Balance  Sheet - December 31, 2001

Consolidated Statements of Income (Loss) and Retained Earnings (Deficit) - December 31, 2001

Consolidated Statements of Shareholders' Equity (Deficiency) - December 31, 2001

Consolidated Statements of Cash Flows - December 31, 2001

Notes to Consolidated Financial Statements - December 31, 2001

Consent of Independent Chartered Accountants

POKER.COM, INC.

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
(U.S. DOLLARS)




INDEX                                                                       PAGE
-----                                                                       ----

REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS                                  1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets                                                  2

Consolidated Statements of Operations                                        3

Consolidated Statements of Stockholders' Equity                              4

Consolidated Statements of Cash Flows                                        5

Notes to Consolidated Financial Statements                                  6-15

                  REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS

TO THE DIRECTORS AND SHAREHOLDERS OF POKER.COM, INC.

We have audited the accompanying consolidated balance sheets of Poker.com, Inc. as at December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the two years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.




"Pannell  Kerr  Forster"

Chartered  Accountants

Vancouver,  Canada
February  14,  2002

POKER.COM, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
(U.S. DOLLARS)

====================================================================================
                                                               2001         2000
------------------------------------------------------------------------------------
ASSETS

CURRENT
  Cash                                                      $  169,527   $   41,775
  Accounts receivable, net of $18,750 allowance
    for bad debts (notes 3, 10(b) and 14)                      875,390      456,032
  Prepaid expenses and deposits                                 17,062       50,229
------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                         1,061,979      548,036
LONG-TERM RECEIVABLE (note 3)                                   68,000      140,000
PROPERTY AND EQUIPMENT (note 4)                                167,576      161,755
INTANGIBLE ASSETS (notes 5 and 6(a))                           220,815      218,346
------------------------------------------------------------------------------------

TOTAL ASSETS                                                $1,518,370   $1,068,137
====================================================================================

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities (notes 6 and 7)  $  500,772   $  569,398
------------------------------------------------------------------------------------

TOTAL LIABILITIES                                              500,772      569,398
------------------------------------------------------------------------------------

CONTINGENCIES AND COMMITMENTS (notes 10 and 12)

STOCKHOLDERS' EQUITY (note 8)

PREFERRED STOCK, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding

COMMON STOCK AND PAID-IN CAPITAL IN EXCESS OF $0.01 PAR
VALUE
  100,000,000  Shares authorized
    16,950,000  (2000 - 16,935,000) shares issued and        1,590,405    1,469,235
             outstanding
TREASURY STOCK, at cost, 27,000 shares                          (6,881)           0
SUBSCRIPTIONS RECEIVED                                          32,480       22,480
OTHER COMPREHENSIVE INCOME                                      18,384        4,755
DEFICIT                                                       (616,790)    (997,731)
------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                   1,017,598      498,739
------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $1,518,370   $1,068,137
====================================================================================

See notes to consolidated financial statements.

POKER.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001 AND 2000
(U.S. DOLLARS)

=========================================================================
                                                   2001          2000
-------------------------------------------------------------------------
REVENUES
  Marketing and sub-licensing                  $ 1,833,397   $ 1,178,290
  Miscellaneous                                          0         6,000
-------------------------------------------------------------------------

TOTAL REVENUES                                   1,833,397     1,184,290
COST OF GOODS SOLD                                 253,687       314,465
-------------------------------------------------------------------------

GROSS MARGIN                                     1,579,710       869,825
-------------------------------------------------------------------------

EXPENSES
  Wages                                            326,939        93,926
  Website marketing                                261,273       434,838
  Office supplies and services                     129,104        93,309
  Management fees (note 9(b))                      124,175        76,865
  Corporation promotion                             92,234       172,041
  General corporate expenses                        70,843        70,449
  Professional fees                                 28,106        48,217
  Rent                                              19,648        16,156
  Bad debt expense (note 15)                        13,500        55,250
  Insurance                                          7,407             0
  Stock option benefit (note 8(b))                       0        14,235
  Depreciation and amortization                     73,046        27,308
-------------------------------------------------------------------------

TOTAL EXPENSES                                   1,146,275     1,102,594
-------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                      433,435      (232,769)
WRITE-DOWN OF INTANGIBLE ASSETS                    (52,494)      (94,444)
-------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAX                    380,941      (327,213)
INCOME TAX                                         133,329             0
REDUCTION OF INCOME TAX ON LOSS CARRYFORWARD
  APPLICATION                                     (133,329)            0
-------------------------------------------------------------------------

NET INCOME (LOSS) FOR YEAR                     $   380,941   $  (327,213)
=========================================================================

NET INCOME (LOSS) PER SHARE                    $      0.02   $     (0.02)
=========================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                            16,943,219    15,984,330
=========================================================================

See notes to consolidated financial statements.

POKER.COM, INC.
CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY
YEARS  ENDED  DECEMBER  31,  2001  AND  2000
(U.S.  DOLLARS)

=======================================================================================
                                                                 2001          2000
---------------------------------------------------------------------------------------
SHARES OF COMMON STOCK ISSUED
  Balance, beginning of year                                  16,935,000    14,100,000
  Issued for
    Settlement of debt                                                 0       225,000
    Cash                                                          15,000     1,080,000
    Subscriptions receivable                                           0        30,000
    Subscriptions previously received                                  0     1,500,000
---------------------------------------------------------------------------------------
  Balance, end of year                                        16,950,000    16,935,000
=======================================================================================

COMMON STOCK AND PAID-IN CAPITAL
  IN EXCESS OF $0.01 PAR VALUE
  Balance, beginning of year                                 $ 1,469,235   $   510,000
  Issued for
    Settlement of debt                                                 0       175,000
    Cash                                                           2,250       260,000
    Subscriptions previously received                                  0       500,000
    Subscriptions receivable                                           0        10,000
    Stock option benefit                                         118,920        14,235
---------------------------------------------------------------------------------------
  Balance, end of year                                         1,590,405     1,469,235
=======================================================================================

TREASURY STOCK
  Purchase                                                        (6,881)            0
=======================================================================================

SUBSCRIPTIONS RECEIVED
  Balance, beginning of year                                      22,480       500,000
  Issued for subscriptions received                                    0      (500,000)
  Subscriptions received                                          10,000        32,480
  Subscriptions receivable                                             0       (10,000)
---------------------------------------------------------------------------------------
  Balance, end of year                                            32,480        22,480
=======================================================================================

OTHER COMPREHENSIVE INCOME (LOSS)
  Balance, beginning of year                                       4,755       (14,130)
  Foreign currency translation gain                               13,629        18,885
---------------------------------------------------------------------------------------
  Balance, end of year                                            18,384         4,755
=======================================================================================

DEFICIT
  Deficit accumulated during the development stage (note 1)     (997,731)     (670,518)
  Net income (loss) for year                                     380,941      (327,213)
---------------------------------------------------------------------------------------

  Balance, end of year                                          (616,790)     (997,731)
---------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                   $ 1,017,598   $   498,739
=======================================================================================

See notes to consolidated financial statements.

POKER.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001 AND 2000
(U.S. DOLLARS)

============================================================================
                                                         2001        2000
----------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income (loss)                                   $ 380,941   $(327,213)
  Adjustments to reconcile net income (loss( to
  net cash provided (used) by operating activities
    Loss on disposal of asset                                 0      94,444
    Write-down of intangible asset                       52,494           0
    Depreciation and amortization                        73,046      27,308
    Stock option benefit                                118,920      14,235
  Changes in non-cash working capital
    Accounts receivable                                (419,358)   (356,627)
    Prepaid expenses and deposits                        33,167     (47,594)
    Accounts payable and accrued liabilities            (68,626)    452,945
----------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     170,584    (142,502)
----------------------------------------------------------------------------

INVESTING ACTIVITIES
  Purchase of property and equipment                    (52,337)          0
  Purchase of intangible assets                         (81,493)   (145,740)
  Long-term receivable                                   72,000      10,000
----------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                   (61,830)   (135,740)
----------------------------------------------------------------------------

FINANCING ACTIVITIES
  Subscriptions                                          10,000           0
  Proceeds from issuance of common stock                  2,250     260,000
  Purchase of treasury stock                             (6,881)          0
----------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                 5,369     260,000
----------------------------------------------------------------------------

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH           13,629      18,885
----------------------------------------------------------------------------

INFLOW OF CASH                                          127,752         643
CASH, BEGINNING OF PERIOD                                41,775      41,132
----------------------------------------------------------------------------

CASH, END OF PERIOD                                   $ 169,527   $  41,775
============================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
  Reduction of subscriptions received by
    issuance of shares                                $       0   $(400,000)
  Assets received for share subscriptions             $       0   $  32,480
  Issue of common stock for
    payment of debt                                   $       0   $ 175,000
============================================================================

See notes to consolidated financial statements.

POKER.COM,  INC.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31
(U.S.  DOLLARS)

================================================================================

1.   INCORPORATION  AND  NATURE  OF  OPERATIONS

     Poker.com, Inc. was incorporated in the State of Florida on May 3, 1989 and remained inactive until June 27, 1998. The name was changed from Thermal Ablation Technologies Corporation to Poker.com, Inc. on August 10, 1999. Prior to January 1, 2001, the Company was in the development stage as defined in Statement No. 7 of the Financial Accounting Standards Board and had accumulated a deficit of $997,731 to that date.

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

     (b)  Depreciation  and  amortization

          Depreciation and amortization are provided using the straight-line method based on the following estimated useful lives:

                  Furniture                             -    2  years
                  Computer  hardware  and  software     -    3  years
                  Intangible  assets                    -   40  years

          The Company reviews long-term assets to determine if the carrying amount is recoverable based on the estimate of future cash flow expected to result from the use of the asset and its eventual disposition. If in this determination there is an apparent shortfall, the loss will be recognized as a current charge to operations.

     (c)  Net  income  (loss)  per  share

          Net income (loss) per share computations are based on the weighted average number of common shares outstanding during the year.

POKER.COM,  INC.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31
(U.S.  DOLLARS)

================================================================================

2.   SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     (d)  Revenue  recognition

          The Company recognizes revenues from licensees and customers on an accrual basis based on agreed terms of licenses and contracts as the services are rendered. Allowances for non-collection of revenues are made when collectibility becomes uncertain.

          In May 1997 a Statement of Position "Software Revenue Recognition (SOP 97-2)" was issued effective for transactions entered into in fiscal years beginning after December 16, 1997. SOP 97-2 as amended by SOP 98-9 provides revised and expanded guidance on software revenue recognition and applies to all entities that earn revenue from licensing, selling or otherwise marketing computer software. The application of SOP 97-2 and SOP 98-9 has not had a material impact on the Company's results of operations.

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

          Gains and losses arising from this translation of foreign currency are excluded from net income (loss) for the period and accumulated as a separate component of stockholders' equity.

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

POKER.COM,  INC.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31
(U.S.  DOLLARS)

================================================================================

2.   SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     (g)  Financial  instruments

          The Company's financial instruments include cash, accounts receivable, accounts payable and accrued liabilities. It is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments and that currency risks are nominal. The carrying value of these financial instruments approximate their fair values because of their short maturities.

     (h)  Stock  based  compensation

          The Company applies APB Opinion No. 25 and related interpretations in accounting for its employee stock option plans. Compensation expense is recorded when options are granted to management at discounts to market.

3.   ACCOUNTS  RECEIVABLE

     Accounts receivable at December 31, 2001 includes $627,275 receivable from a corporation which also collects royalties, commissions and fees from various licensees and customers of the Company.

     Receivables also include an amount receivable from the same company at $6,000 per month commencing in 2001 over a 2 year period. It is non-interest bearing. In the opinion of management, the discounted present value of the long-term receivable approximates its book value at December 31, 2001 due to its short maturity.

4.   PROPERTY  AND  EQUIPMENT

================================================================
                                          Accumulated
                                 Cost    Depreciation     Net
----------------------------------------------------------------

Computer hardware              $ 20,074  $       6,367  $ 13,707
Computer software (note 6(c))   162,106         14,058   148,048
----------------------------------------------------------------

Balance, December 31, 2000     $182,180  $      20,425  $161,755
================================================================

Furniture                      $  1,537  $         769  $    768
Computer hardware                54,194         17,479    36,715
Computer software (note 6(b))   205,316         75,223   130,093
----------------------------------------------------------------

Balance, December 31, 2001     $261,047  $      93,471  $167,576
================================================================

POKER.COM,  INC.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31
(U.S.  DOLLARS)

================================================================================

5.   INTANGIBLE  ASSETS

     Pursuant to an agreement dated July 16, 1999, the Company acquired for $225,000 the exclusive marketing and licensing rights to the Poker.com domain (note 6(a)). The license will revert to ALA Corp. ("ALA"), the owner of the domain, if the Company:

     (a)  fails  to  perform  or  defaults  on  the  agreement;
     (b)  causes  the  owner  of  the  domain  to be in violation of any law; or
     (c)  becomes  insolvent.

     Amortization of $9,251 was charged in previous years against the original cost of $225,000 resulting in a net book value of $215,749 at December 31, 2001.

6.   LICENSE  AGREEMENTS

     (a)  Uninet  Technologies

          Pursuant to an agreement dated July 16, 1999, the Company obtained the exclusive marketing and licensing rights to the Poker.com domain, from Uninet Technologies ("Uninet"), which obtained the rights from ALA in exchange for 750,000 common shares and $100,000. As part of the transaction, an additional 750,000 shares valued at $125,000 were issued to the officers of the Company as compensation expense. The previous CEO of the Company is also a director of Uninet. The Company is obligated to pay a 4% royalty of any gross revenue including marketing revenue from the Casino site to ALA. Title will transfer to the Company once total cumulative royalties exceed $1,000,000. Accounts payable at December 31, 2001 includes $3,875 payable to ALA.

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

POKER.COM,  INC.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31
(U.S.  DOLLARS)

================================================================================

6.   LICENSE  AGREEMENTS  (Continued)

          The Company is also obligated to spend, on a monthly basis, a minimum of 15% of the previous month's net revenue on the marketing and the promoting of its site.

          The Agreement is automatically renewed for one year period unless the Company gives written notice at least 45 days prior to the end of any one year period. SSII can terminate this Agreement by giving written notice at least 6 months prior to the end of any one year term provided, including the first year of the Agreement.

     (c)  Gamingtech

          Pursuant to an agreement dated November 29, 1999, Casino purchased the following for $100,000:

          (a) the non-exclusive and non-transferable right to sub-license Gamingtech's gaming software; and

          (b) the right of Casino's sub-licensees to grant the use of the software to end users.

          This amount has been capitalized as computer software. Casino is obligated to pay Gamingtech a set-up fee for each new sub-licensee and a percentage of gross revenue of every sub-licensee. At December 31, 2001, $103,014 is included in accounts payable. In the year ended December 31, 2000, management determined the software was obsolete and recorded a loss on disposal of $94,444.

     (d)  Transnet  International  S.A.

          Pursuant to an agreement dated February 15, 2000, the Company purchased the unlimited right to use, distribute or sublicense Transnet International S.A.'s ("Transnet") poker software. The Company must:

          (i)   pay  $30,000  (paid);
          (ii) issue 240,000 (80,000 pre-split) shares of Poker.com Inc. (unissued). These shares were deemed to be issued at $0.406 each, the last traded price on February 15, 2000; and
          (iii) payment of continuing license fees as agreed of sub-licensees' monthly rate from the tables.

          The Company must also pay Transnet for additional sub-licenses at an agreed upon amount.

POKER.COM,  INC.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31
(U.S.  DOLLARS)

================================================================================

6.   LICENSE  AGREEMENTS  (Continued)

     (e)  Trimon  Systems  Inc.

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

          (ii) a non-exclusive, non-transferable license to sell to third parties sub-license and/or a Master license; and

          (iii) a non-exclusive, non-transferable license to use and to grant to end users the right to use the client software in object code form, only while connected to a server on which the server component of the software is installed.

          Consideration was cash upon signing of the agreement and royalty fees, based on net house winnings generated by Master Licensee of the royalties earned from its sub-licensees for the entire term of the Agreement. These will be expensed as incurred.

7.   ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES

          ======================================================================
                                                                2001      2000
          ----------------------------------------------------------------------

          Trade payables                                      $316,093  $391,108
          Payable to Gamingtech (note 6(c))                    103,014   103,014
          Management fees payable to officers and directors     77,365    44,240
          Royalties payable (note 6(a))                          3,875    24,208
          Advances from related parties (note 9(c))                425     6,828
          ----------------------------------------------------------------------
                                                    $500,772  $569,398
          ======================================================================

POKER.COM,  INC.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31
(U.S.  DOLLARS)

================================================================================

8.   STOCKHOLDERS'  EQUITY

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

          The following table summarizes the Company's stock option activity for the years ended December 31, 2001 and 2000:

          ===============================================================
                                                                Weighted
                                                    Exercise     Average
                                        Number        Price     Exercise
                                      of Options   Per Option     Price
          ---------------------------------------------------------------

          Balance, December 31, 1999   1,410,000   $      0.33  $    0.33
          Granted during year
            ended December 31, 2000      172,500   $      0.33  $    0.33
          Cancelled                     (138,000)  $      0.33  $    0.33
          ---------------------------------------------------------------

          Balance, December 31, 2000   1,444,500   $      0.33  $    0.33
          Granted during year            415,000   $      0.15  $    0.15
            Exercised                    (15,000)  $      0.15  $    0.15
            Cancelled                   (313,500)  $      0.15  $    0.15
          ---------------------------------------------------------------

          Balance, December 31, 2001   1,531,000   $      0.15  $    0.15
          ===============================================================

          Effective March 1, 2001 all options outstanding were repriced from $0.33 to $0.15.

          As a result of this change, these options became variable and an additional compensation expense of $101,920 was charged to wages.

POKER.COM,  INC.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31
(U.S.  DOLLARS)

================================================================================

8.   STOCKHOLDERS'  EQUITY  (Continued)

          The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options granted to employees, and accordingly, compensation expense of $17,000 (2000 - $7,875) was recognized as salaries expense. Had compensation expense been determined as provided in SFAS 123 using the Black-Scholes option - pricing model, the pro-forma effect on the Company's net income (loss) and per share amounts would have been as follows:

          ==============================================================
                                                      2001       2000
          --------------------------------------------------------------

          Net income (loss), as reported            $380,941  $(327,213)
          Net income (loss), pro-forma               373,041   (332,126)
          Net income (loss) per share, as reported      0.03      (0.02)
          Net income (loss) per share, pro-forma        0.03      (0.02)
          ==============================================================

          The fair value of each option grant is calculated using the following weighted average assumptions:

          ==============================================================
                                                      2001       2000
          --------------------------------------------------------------

          Expected life (years)                            2         2
          Interest rate                                  5.0%      6.0%
          Volatility                                  129.66%    19.19
          Dividend yield                                 0.0%      0.0%
          ==============================================================

          During the prior year the Company granted 20,000 stock options to non-employees. These options have been recognized applying SFAS 123 using the Black-Scholes option-pricing model which resulted in additional legal and consulting fees of $6,360 in the accounts in the year 2000.

9.   RELATED  PARTY  TRANSACTIONS

     (a) The Company paid the following amounts to companies that employ an ex-executive officer of the Company:

          ==============================================================
                                                      2001       2000
          --------------------------------------------------------------
          Rent and office services                  $      0  $   21,892
          Management and consulting fees                   0      10,909
                                                    $      0  $   32,801
          ==============================================================

POKER.COM,  INC.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31
(U.S.  DOLLARS)

================================================================================

9.   RELATED  PARTY  TRANSACTIONS  (Continued)

     (b) During the year ended December 31, 2001, the Company paid management fees of $91,670 (2000 - $60,000) to an ex-officer.

     (c) Advances from related parties are from companies controlled by a shareholder and director. The amounts are non-interest bearing and have no terms of repayment.

10.  CONTINGENCIES

     (a) At present, the sale of Internet gaming software/licenses is unregulated. As the Internet grows in popularity and use, it is possible that certain laws and regulations will be adopted which may materially affect the Company's ongoing operations.

     (b) A significant portion of the Company's accounts receivable is due from its master licensee. The inability of the master licensee to meet its obligations could materially impact future operating results.

11.  INCOME  TAXES

     A deferred tax asset stemming from the Company's net operating loss carry forward, has been reduced by a valuation account to zero due to uncertainties regarding the utilization of the deferred assets.

     ================================================================================
                                                                       2001     2000
     --------------------------------------------------------------------------------
     Income tax (provision) benefit at the federal statutory rate
      of 35%                                                        $ 133,329   $   0
     Valuation allowance changes affecting the provision for
     income taxes                                                    (133,329)      0
     --------------------------------------------------------------------------------
                                                                    $       0   $   0
     ================================================================================

     The Company's income tax provision was computed based on the federal statutory rate.

     At December 31, 2001, the Company has available a net operating loss carry forward of approximately $223,000 which it may use to offset future United States federal taxable income. The net operating loss carry forward if not utilized, will begin to expire in 2018.

12.  COMMITMENTS

     (a) The Company is obligated to compensate one of its ex-officers for management fees calculated as the greater of 5% of gross revenues or $5,000 per month.

     (b) The Company occupies leased premises at an annual rental of $19,648 under terms of a lease expiring in April 2003.

POKER.COM,  INC.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31
(U.S.  DOLLARS)

================================================================================

13.  COMPREHENSIVE  INCOME  (LOSS)

     =================================================
                                    2001       2000
     -------------------------------------------------

     Net income (loss)            $380,941  $(327,213)
     Other comprehensive
       Income                       13,629     18,885
     -------------------------------------------------
     Comprehensive income (loss)  $394,570  $(308,328)
     =================================================

14.  BAD  DEBT  EXPENSE

     During the year ended December 31, 2001, the Company recorded an allowance for bad debts of $18,750 of which $13,500 was deemed uncollectible by management. As at December 31, 2001, management estimates that an allowance for bad debts of $18,750 would be appropriate.