Form 10QSB
period 2002-03-31
POKER COM INC
filed 2002-05-09
CIK 1102432

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED MAR 31, 2002
                                           ------------
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

SUITE 210 1166 ALBERNI ST. VANCOUVER                      V6E 3Z3
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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 17,175,000 COMMON SHARES AS AT MAR 31, 2002.

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

     Consolidated Statements of Operations

     Consolidated Statements of Stockholders' Equity

     Consolidated Statements of Cash Flows

     Notes to Consolidated Financial Statements

POKER.COM, INC.

CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(U.S. DOLLARS)
(UNAUDITED)




INDEX                                             PAGE
------------------------------------------------  ----
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets                          1

Consolidated Statements of Income                    2

Consolidated Statements of Stockholders' Equity      3

Consolidated Statements of Cash Flows                4

Notes to Consolidated Financial Statements           5

POKER.COM, INC.
CONSOLIDATED BALANCE SHEETS
(U.S. DOLLARS)
(UNAUDITED)

============================================================================================================================
                                                                                                  MARCH 31,    DECEMBER 31,
                                                                                                    2002           2001
----------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
  Cash                                                                                           $  197,958   $     169,527
  Accounts receivable, net of
    allowance for bad debts                                                                       1,261,620         875,390
  Prepaid expenses                                                                                        0          17,062
----------------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                              1,459,578       1,061,979
LONG-TERM RECEIVABLE                                                                                      0          68,000
PROPERTY AND EQUIPMENT                                                                              169,035         167,576
INTANGIBLE ASSETS                                                                                   221,496         220,815
----------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                                     $1,850,109   $   1,518,370
============================================================================================================================

LIABILITIES

CURRENT
----------------------------------------------------------------------------------------------------------------------------
  Accounts payable and accrued liabilities                                                       $  665,718   $     500,772
----------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                                   665,718         500,772
----------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

PREFERRED STOCK, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding
COMMON STOCK AND PAID-IN CAPITAL IN EXCESS OF $0.01 PAR VALUE
  100,000,000  Shares authorized
   17,175,000  (December 31, 2001 - 16,950,000) shares(dECEMBER 31,
                issued and outstanding                                                            1,666,785       1,590,405
TREASURY STOCK, AT COST, 27,000 SHARES                                                               (6,881)         (6,881)
SUBSCRIPTIONS RECEIVED                                                                               32,480          32,480
OTHER COMPREHENSIVE INCOME                                                                           31,539          18,384
DEFICIT                                                                                            (539,532)       (616,790)
----------------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                                        1,184,391       1,017,598
----------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $1,850,109   $   1,518,370
============================================================================================================================


See notes to consolidated financial statements.                      1

POKER.COM, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTH PERIOD ENDED MARCH 31
(U.S. DOLLARS)
(UNAUDITED)

=========================================================================
                                                   2002          2001
-------------------------------------------------------------------------
REVENUE
  Marketing and sublicensing                   $   710,242   $   451,694
COST OF GOODS SOLD                                 273,686        56,046
-------------------------------------------------------------------------

GROSS MARGIN                                       436,556       395,648
---------------------------------------------  ------------  ------------

EXPENSES
  Wages                                            128,954        51,639
  Management and consulting fees                    54,844        22,585
  Website marketing                                 39,424        92,558
  Office supplies and services                      38,746        13,952
  Royalties                                         28,410        30,737
  Corporation promotion                             23,751        18,193
  Rent                                              13,090         4,633
  Insurance                                          5,904             0
  Professional fees                                  2,195         2,220
  Depreciation and amortization                     23,980        28,896
-------------------------------------------------------------------------

TOTAL EXPENSES                                     359,298       265,413
-------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                          77,258       130,235
INCOME TAXES                                        34,766        58,606
  Less:  Application of loss carryforwards         (34,766)      (58,606)
-------------------------------------------------------------------------

NET INCOME FOR PERIOD                          $    77,258   $   130,235
=========================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                     17,252,239    16,935,000
DILUTIVE EFFECT OF OPTIONS                       1,306,000     1,607,081
-------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
  ASSUMING FULL DILUTION                        18,558,239    18,542,081
=========================================================================

EARNINGS PER SHARE                             $      0.00   $      0.01
=========================================================================

FULLY DILUTED EARNINGS PER SHARE               $      0.00   $      0.01
=========================================================================


See notes to consolidated financial statements.                                2

POKER.COM, INC.
CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY
THREE  MONTH  PERIOD  ENDED  MARCH  31,  2002  AND  YEAR  ENDED  DECEMBER  31,  2001
(U.S.  DOLLARS)
(UNAUDITED)

===========================================================================================
                                                                MARCH 31,     DECEMBER 31,
                                                                   2002           2001
-------------------------------------------------------------------------------------------
SHARES OF COMMON STOCK ISSUED
  Balance, beginning of period                                  16,950,000      16,935,000
  Issued for
    Cash on exercise of options                                    225,000          15,000
-------------------------------------------------------------------------------------------

  Balance, end of period                                        17,175,000      16,950,000
===========================================================================================

COMMON STOCK AND PAID-IN CAPITAL IN EXCESS OF $0.01 PAR VALUE
   Balance, beginning of period                                $ 1,590,405   $   1,469,235
   Issued for
     Cash on exercise of options                                    33,750           2,250
     Stock option benefit                                                0         118,920
     Stock based compensation                                       42,630               0
-------------------------------------------------------------------------------------------

   Balance, end of period                                      $ 1,666,785   $   1,590,405
===========================================================================================

TREASURY STOCK
  Balance, beginning of period                                 $    (6,881)  $           0
  Purchase                                                               0          (6,881)
-------------------------------------------------------------------------------------------

  Balance, end of period                                       $    (6,881)  $      (6,881)
===========================================================================================

SUBSCRIPTIONS RECEIVED
  Balance, beginning of period                                 $    32,480   $      22,480
  Subscriptions receivable                                               0          10,000
-------------------------------------------------------------------------------------------

  Balance, end of period                                       $    32,480   $      32,480
===========================================================================================

OTHER COMPREHENSIVE INCOME
  Balance, beginning of period                                 $    18,384   $       4,755
  Foreign currency translation gain                                 13,155          13,629
-------------------------------------------------------------------------------------------

  Balance, end of period                                       $    31,539   $      18,384
===========================================================================================

DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE
    Balance, beginning of period                               $  (616,790)  $    (997,731)
    Net income for period                                           77,258         380,941
-------------------------------------------------------------  ------------  --------------

    Balance, end of period                                     $  (539,532)  $    (616,790)
===========================================================================================

TOTAL STOCKHOLDERS' EQUITY                                     $ 1,184,391   $   1,017,598
===========================================================================================


See notes to consolidated financial statements.                                3

POKER.COM, INC.
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
THREE  MONTH  PERIOD  ENDED  MARCH  31
(U.S.  DOLLARS)
(UNAUDITED)

===============================================================
                                            2002        2001
---------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                             $  77,258   $ 130,235
  Adjustments to reconcile net loss to
  net cash used by operating activities
    Depreciation and amortization           23,980      28,896
  Stock based compensation                  42,630           0
  Changes in non-cash working capital     (135,087)   (204,571)
---------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES        8,781     (45,440)

INVESTING ACTIVITY
  Purchase of property, equipment
    and intangible assets                  (27,254)     (4,125)

FINANCING ACTIVITY
  Cash received on exercise of options      33,750           0

EFFECT OF FOREIGN CURRENCY TRANSLATION      13,154       8,934
---------------------------------------------------------------

INFLOW (OUTFLOW) OF CASH                    28,431     (40,631)
CASH, BEGINNING OF PERIOD                  169,527      41,775
---------------------------------------------------------------

CASH, END OF PERIOD                      $ 197,958   $   1,144
===============================================================


See notes to consolidated financial statements.                                4

POKER.COM,  INC.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
THREE  MONTH  PERIOD  ENDED  MARCH  31,  2002
(U.S.  DOLLARS)
(UNAUDITED)
================================================================================

1.   BASIS OF PRESENTATION

     These unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's December 31, 2001 Form 10KSB.

     In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at March 31, 2002 and December 31, 2001 and the consolidated results of operations and the consolidated statement of cash flows for the three months then ended. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.   STOCK OPTIONS

     Pursuant to a directors' resolution dated March 21, 2001, 300,000 options with an exercise price of $0.15 was awarded to one of the officers of the Company. The options vested September 1, 2001 and expire on March 21, 2003. On the date of the grant, the market price of the stock was less than the exercise price. Therefore, no compensation expense was recognized.

     Effective March 1, 2001 all options outstanding were repriced which resulted in the options becoming variable options which resulted in additional compensation expense of $42,630 recognized for the period ended March 31, 2002.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                                  May 6, 2002

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

RESULTS OF CONTINUING OPERATIONS

The following table sets forth for the periods indicated selected information from Poker.com's consolidated statement of operations:

                                           Three Months   Three Months
                                           Ended Mar 31,  Ended Mar 31,
                                               2002           2001
                                           -------------  -------------
                                                (IN THOtUSANDS)
Net Sales                                            710            452
Gross Margin                                         437            396
Operating Expenses                                   359            265
Income (loss) from continuing operations              77            130
Net (loss) Income                                     77            130

Information shown is for the three months ended Mar 31, 2002 and Mar 31, 2001 respectively.

THREE-MONTH PERIOD ENDED MARCH 31, 2002

NET SALES. Net sales for the three months ended Mar 31, 2002 was $710 compared to $452 for the three months ended Mar 31, 2001 as the company was just beginning full operations. Licensing revenues were $447, banner advertising revenues were $23 and royalty fees were $241 for the three months ended March 31, 2002 respectively. Licensing fees for the quarter ended March 31, 2001 was $165, banner advertising revenues were $155 and royalty fees were $131 for the three months ended March 31, 2001 respectively.

Management expects to continually increase the revenues derived from the sale of Casino and Poker cardrooms. Management also believes that royalty revenue derived from the sale of casino and Poker cardrooms will continue to improve as new sub-licensees revenues increase and the number of cardrooms also increases. These are forward-looking statements, particularly as related to the business plans of the company, within the meaning of Section 27A of the Securities Act of 1933 and Sections 21E of the Securities Exchange Act of 1934 and are subject to the safe harbor created by these sections. Actual results may differ materially from the company's expectations and estimates.

GROSS MARGIN. Gross margin was 61.5% of net sales for the three months ended March 31, 2002 compared to 87.6% in 2001. The gross margin percentage has been negatively affected by the decrease in banner advertising revenues for the period ending March 31, 2002. The banner advertising market has been pressured downwards by external market conditions and thus, management decided to halt advertising on the poker portal and instead, promote it's licensees which will result in higher royalty revenues in the long-term. Gross margin on the sale of licenses is consistent with managements expectations and with other licensing and marketing companies that provide turnkey Internet gaming systems. Poker.com's gross margin may be affected by several factors including (i) the mix of revenue streams, (ii) the price of products sold and (iii) other components of cost of sales.

OPERATING EXPENSES. Operating expenses for the three month ended March 31, 2002 was $359 compared to $265 at March 31, 2001. The major expense items were for wages, management fees, and office supplies and services. The financials at March 31, 2002 also include a non-cash provision of $43 for employees, officers, directors and agents of the Company for options that have an exercise value less than market value at March 31, 2002. This item will continually increase and decrease over subsequent quarters depending on the market value of the stock at the end of the designated period.

PROVISION FOR INCOME TAXES. No tax provision was made for the three months ended March 31, 2002. At December 31, 2001 the Company had an available net operating loss carry forward of approximately $223 that may be used to offset future taxable income.

FINANCIAL CONDITION AND LIQUIDITY

LIQUIDITY AND CAPITAL RESOURCES. At March 31, 2002 the Company had cash and cash equivalents totaling $198 compared to $1 at March 31, 2001.

Approximately $622 of the $1262 accounts receivable (net of $21 allowance for bad debts) and long term receivable was due from Antico Holdings for the purchase of a Poker sub-license and Royalty fees. The amount due from Antico Holdings for their License fee was re-negotiated with the terms of $6 per month commencing March 2001. Antico Holdings has assigned to Poker.com Inc the 15% credit card hold back that is being released each month on a rolling month-to-month basis.

Net cash used by operating activities for the three months ended March 31, 2002 was $9. The increase in cash was mainly due to the operating activities of the company.

Net cash (used) for investing activities for the three months ended March 31, 2002 was ($27). The cash was used for the purchase of additional computer hardware.

Net cash provided by financing activities for the three months ended March 31, 2002 was $34. The increase in cash was due to the issuance of stock options.

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

      Date 8 May 2002                     /s/ C. Taylor
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