Form 10QSB
period 2002-06-30
POKER COM INC
filed 2002-07-31
CIK 1102432

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE TRANSITION PERIOD FROM                   TO
                                           -----------------    ---------------

Commission file number 0-29 219
                       --------

                                POKER.COM INC
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

              FLORIDA                                   98-0199508
----------------------------------------       ---------------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)

SUITE 210 1166 ALBERNI ST. VANCOUVER                      V6E 3Z3
----------------------------------------       ---------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes     No  X
                                                                 ---    ---

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   Yes      No
                                                    ----    ----
Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 17,175,000 COMMON SHARES AS AT JUNE 30, 2002.

Transitional Small Business Disclosure Format
(Check one):
Yes      No  X
    ---     ---

                         PART 1 - FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS

POKER.COM,  INC.

CONSOLIDATED  FINANCIAL  STATEMENTS
JUNE  30,  2002
(U.S.  DOLLARS)
(UNAUDITED)



INDEX                                              PAGE
-----                                              ----
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets                         1

Consolidated Statements of Income                   2

Consolidated Statements of Stockholders' Equity     3

Consolidated Statements of Cash Flows               4

Notes to Consolidated Financial Statements          5

POKER.COM, INC.
CONSOLIDATED BALANCE SHEETS
(U.S. DOLLARS)
(UNAUDITED)

==============================================================================================
                                                                    JUNE 30,     DECEMBER 31,
                                                                      2002           2001
----------------------------------------------------------------------------------------------

ASSETS

CURRENT
  Cash                                                             $  355,777   $     169,527
  Accounts receivable                                               1,190,920         875,390
  Prepaid expenses                                                          0          17,062
----------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                1,546,697       1,061,979
LONG-TERM RECEIVABLE                                                        0          68,000
PROPERTY AND EQUIPMENT                                                 65,337         167,576
INTANGIBLE ASSETS                                                     271,496         220,815
----------------------------------------------------------------------------------------------

TOTAL ASSETS                                                       $1,883,530   $   1,518,370
==============================================================================================

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                         $  590,551   $     500,772
----------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                     590,551         500,772
----------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

PREFERRED STOCK, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding

COMMON STOCK AND PAID-IN CAPITAL IN EXCESS OF $0.01 PAR VALUE
    100,000,000 Shares authorized
    17,175,000  (December 31, 2001 - 16,950,000) shares
                issued and outstanding                              1,654,325       1,590,405
TREASURY STOCK, at cost - 27,000 shares                                (6,881)         (6,881)
SUBSCRIPTIONS RECEIVED                                                 32,480          32,480
OTHER COMPREHENSIVE INCOME                                             54,112          18,384
DEFICIT                                                              (441,057)       (616,790)
----------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                          1,292,979       1,017,598
----------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $1,883,530   $   1,518,370
==============================================================================================


See notes to consolidated financial statements.  2

POKER.COM, INC.
CONSOLIDATED  STATEMENTS  OF  INCOME
(U.S.  DOLLARS)
(Unaudited)


============================================================================================
                               THREE MONTHS ENDED JUNE30,        SIX MONTHS ENDED JUNE 30,
                                 2002            2001             2002             2001
--------------------------------------------------------------------------------------------

REVENUE
  Marketing and
    sublicensing            $     871,168   $      349,113   $    1,581,410   $     800,807
COST OF GOODS SOLD                208,364           15,527          482,050          71,573
--------------------------------------------------------------------------------------------
GROSS MARGIN                      662,804          333,586        1,099,360         729,234
--------------------------------------------------------------------------------------------
EXPENSES
  Management and
    consulting fees               223,842           29,311          278,686          51,896
  Wages                            91,264           56,038          220,218         107,677
  Bad debts                        84,166           11,000           84,166          11,000
  Corporation promotion            48,228           48,619           71,979          66,812
  Royalties                        34,847           19,447           63,257          50,184
  Office supplies
    and services                   32,405           16,046           71,151          29,998
  Website marketing                21,480           74,418           60,904         166,976
  Rent                              7,719            4,524           20,809           9,157
  Professional fees                 7,184            9,474            9,379          11,694
  Insurance                         5,569                0           11,473               0
  Depreciation
    and amortization                7,625           28,540           31,605          57,436
--------------------------------------------------------------------------------------------
TOTAL EXPENSES                    564,329          297,417          923,627         562,830
--------------------------------------------------------------------------------------------
INCOME BEFORE INCOME
  TAXES                            98,475           36,169          175,733         166,404
INCOME TAXES                      (44,314)         (16,276)         (79,080)        (74,882)
  Less:  Application of
    loss carryforwards             44,314           16,276           79,080          74,882
--------------------------------------------------------------------------------------------

NET INCOME FOR
  PERIOD                    $      98,475   $       36,169   $      175,733   $     166,404
============================================================================================

WEIGHTED AVERAGE
  NUMBER OF COMMON
  SHARES OUTSTANDING           17,175,000       16,937,637       17,033,287      16,936,657
DILUTIVE EFFECT OF OPTIONS      1,306,000        1,621,000        1,306,000       1,621,000
--------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING
  ASSUMING FULL DILUTION       18,481,000       18,558,637       18,339,287      18,557,657
============================================================================================

EARNINGS PER SHARE          $        0.01   $         0.00   $         0.01   $        0.01
============================================================================================
FULLY DILUTED EARNINGS
  PER SHARE                 $        0.01   $         0.00   $         0.01   $        0.01
============================================================================================


See notes to consolidated financial statements.  3

POKER.COM, INC.
CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY
SIX MONTH PERIOD ENDED JUNE 30, 2002 AND YEAR ENDED DECEMBER 31, 2001
(U.S. DOLLARS)
(UNAUDITED)

==========================================================================
                                                JUNE 30,     DECEMBER 31,
                                                  2002           2001
--------------------------------------------------------------------------

SHARES OF COMMON STOCK ISSUED
  Balance, beginning of period                 16,950,000      16,935,000
  Issued for
    Cash on exercise of options                   225,000          15,000
--------------------------------------------------------------------------
  Balance, end of period                       17,175,000      16,950,000
==========================================================================

COMMON STOCK AND PAID-IN CAPITAL IN
  EXCESS OF $0.01 PAR VALUE
    Balance, beginning of period              $ 1,590,405   $   1,469,235
    Issued for
      Cash on exercise of options                  33,750           2,250
      Stock option benefit                              0         118,920
      Stock based compensation                     30,170               0
--------------------------------------------------------------------------
    Balance, end of period                    $ 1,654,325   $   1,590,405
==========================================================================

TREASURY STOCK
  Balance, beginning of period                $    (6,881)  $           0
  Purchase                                              0          (6,881)
--------------------------------------------------------------------------
                                              $    (6,881)  $      (6,881)
==========================================================================

SUBSCRIPTIONS RECEIVED
  Balance, beginning of period                $    32,480   $      22,480
  Subscriptions received                                0          10,000
--------------------------------------------------------------------------
  Balance, end of period                      $    32,480   $      32,480
==========================================================================

OTHER COMPREHENSIVE INCOME
  Balance, beginning of period                $    18,384   $       4,755
  Foreign currency translation gain                35,728          13,629
--------------------------------------------------------------------------
  Balance, end of period                      $    54,112   $      18,384
==========================================================================

DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE
  Balance, beginning of period                $  (616,790)  $    (997,731)
  Net income for period                           175,733         380,941
--------------------------------------------------------------------------
  Balance, end of period                      $  (441,057)  $    (616,790)
==========================================================================

TOTAL STOCKHOLDERS' EQUITY                    $ 1,292,979   $   1,017,598
==========================================================================


See notes to consolidated financial statements.  4

POKER.COM, INC.
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
SIX  MONTH  PERIOD  ENDED  JUNE  30
(U.S.  DOLLARS)
(UNAUDITED)

================================================================
                                             2002        2001
----------------------------------------------------------------

OPERATING ACTIVITIES
  Net income                              $ 175,733   $ 166,404
  Adjustments to reconcile net income to
  net cash used by operating activities
    Depreciation and amortization            31,605      57,436
    Stock based compensation                 30,170      11,333
  Changes in non-cash working capital      (120,736)   (118,109)
----------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES       116,772     117,064
----------------------------------------------------------------

INVESTING ACTIVITY
  Purchase of property, equipment
    and intangible assets                         0     (13,008)
----------------------------------------------------------------

FINANCING ACTIVITIES
  Cash received on exercise of options       33,750       2,250
  Subscriptions received                          0      10,000
----------------------------------------------------------------

CASH PROVIDED BY FINANCING ACTIVITIES        33,750      12,250
----------------------------------------------------------------

EFFECT OF FOREIGN CURRENCY TRANSLATION       35,728       6,112
----------------------------------------------------------------

INFLOW OF CASH                              186,250     122,418
CASH, BEGINNING OF PERIOD                   169,527      41,775
----------------------------------------------------------------

CASH, END OF PERIOD                       $ 355,777   $ 164,193
================================================================

POKER.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTH PERIOD ENDED JUNE 30, 2002
(U.S. DOLLARS)
(UNAUDITED)

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

     In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at June 30, 2002 and December 31, 2001 and the consolidated results of operations and the consolidated statement of cash flows for the six months then ended. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.   STOCK  OPTIONS

     Pursuant to a directors' resolution dated March 21, 2001, 300,000 options with an exercise price of $0.15 were awarded to one of the officers of the Company. The options vested September 1, 2001 and expire on March 21, 2003. On the date of the grant, the market price of the stock was less than the exercise price. Therefore, no compensation expense was recognized.

     Effective March 1, 2001 all options outstanding were repriced which resulted in the options becoming variable options which resulted in a reduction in compensation expense of $12,460 being recognized for the period ended June 30, 2002.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                                  June 30, 2002

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

RESULTS OF CONTINUING OPERATIONS

The following table sets forth for the periods indicated selected information from Poker.com's consolidated statement of operations:

                                            Three Months   Three Months
                                           Ended  Jun 30,  Ended Jun 30,
                                                2002           2001
                                           -----------------------------
(IN THOUSANDS)

Net Sales                                             871            349
Gross Margin                                          663            334
Operating Expenses                                    564            297
Income (loss) from continuing operations               98             36
Net (loss) Income                                      98             36

Information shown is for the three months ended June 30, 2002 and June 30, 2001 respectively.

THREE-MONTH PERIOD ENDED JUNE 30, 2002

NET SALES. Net sales for the three months ended June 30, 2002 was $871 compared to $349 for the three months ended June 30, 2001. Licensing revenues were $535, banner advertising revenues were $16 and royalty fees were $320 for the three months ended June 30, 2002 respectively. Licensing fees for the quarter ended June 30, 2001 was $15, banner advertising revenues were $172 and royalty fees were $159 for the three months ended June 30, 2001 respectively.

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

GROSS MARGIN. Gross margin was 76.1% of net sales for the three months ended June 30, 2002 compared to 95.7% in 2001. The gross margin percentage has been negatively affected by the decrease in banner advertising revenues for the period ending June 30, 2002. The banner advertising market has been pressured downwards by external market conditions and thus, management decided to halt advertising on the poker portal and instead, promote it's licensees which will result in higher royalty revenues in the long-term. Furthermore, the mix of Poker and Casino licenses affects the gross margin due to the different profit margins. Gross margin on the sale of licenses is consistent with managements expectations and with other licensing and marketing companies that provide turnkey Internet gaming systems. Poker.com's gross margin may be affected by several factors including (i) the mix of revenue streams, (ii) the price of products sold and (iii) other components of cost of sales.

OPERATING EXPENSES. Operating expenses for the three month ended June 30, 2002 was $564 compared to $297 at June 30, 2001. The major expense items were for wages, management and consulting fees, and bad debt expense.

PROVISION FOR INCOME TAXES. No tax provision was made for the three months ended June 30, 2002. At December 31, 2001 the Company had an available net operating loss carry forward of approximately $223 that may be used to offset future taxable income.


FINANCIAL CONDITION AND LIQUIDITY

LIQUIDITY AND CAPITAL RESOURCES. At June 30, 2002 the Company had cash and cash equivalents totaling $356 compared to $164 at June 30, 2001.

Approximately $579 of the $1191 accounts receivable (net of $21 allowance for bad debts) and long term receivable was due from Antico Holdings for the purchase of a Poker sub-license and Royalty fees. The amount due from Antico Holdings for their License fee was re-negotiated with the terms of $6 per month commencing March 2001. Antico Holdings has assigned to Poker.com Inc the 15% credit card hold back that is being released each month on a rolling month-to-month basis.

Net cash used by operating activities for the six months ended June 30, 2002 was $117. The increase in cash was mainly due to the operating activities of the company.

Net cash (used) for investing activities for the six months ended June 30, 2002 was nil.

Net cash provided by financing activities for the six months ended June 30, 2002 was $34. The increase in cash was due to the exercise of stock options.

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

                                               Poker.com Inc
                                           ----------------------------
                                               (Registrant)

Date    31 June 2002                           /s/ C. Taylor
     ------------------------             -----------------------------
                                            (Signature)* Secretary

Date
     ------------------------             -----------------------------
                                                (Signature)*


* Print the name and title of each signing officer under his signatures.

                                  Form 10-QSB