Form 10QSB
period 2002-09-30
POKER COM INC
filed 2002-11-14
CIK 1102432

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  Form 10-QSB

(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
                                            ------------------

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _______________

                        Commission file number 0-29 219
                                               --------

                                  POKER.COM INC
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              FLORIDA                                       98-0199508
------------------------------------                  ----------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)

SUITE  210  1166  ALBERNI  ST.  VANCOUVER                     V6E  3Z3
-------------------------------------------            ---------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject  to  such  filing  requirements  for  the past 90 days.  Yes     No X
                                                                    ---    ---

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.   Yes    No
                                                          ---   ---

Applicable  only  to  corporate  issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 17,175,000 COMMON SHARES AS AT SEPTEMBER 30, 2002.

Transitional  Small  Business  Disclosure  Format
(Check  one):
Yes    No X
   ---   ---


--------------------------------------------------------------------------------

                         PART 1 - FINANCIAL INFORMATION

ITEM  1:  FINANCIAL  STATEMENTS

POKER.COM,  INC.


     INDEX
     -----

     Consolidated  Financial  Statements

     Consolidated  Balance  Sheets

     Consolidated  Statements  of  Operations

     Consolidated  Statements  of  Stockholders'  Equity

     Consolidated  Statements  of  Cash  Flows

     Notes  to  Consolidated  Financial  Statements


--------------------------------------------------------------------------------

POKER.COM,  INC.

CONSOLIDATED  FINANCIAL  STATEMENTS
SEPTEMBER  30,  2002
(U.S.  DOLLARS)
(UNAUDITED)




INDEX                                                                   PAGE
-----                                                                   ----

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

Consolidated  Statements  of  Stockholders'  Equity                      3

Consolidated  Statements  of  Cash  Flows                                4

Notes  to  Consolidated  Financial  Statements                           5

POKER.COM,  INC.
CONSOLIDATED  BALANCE  SHEETS
(U.S.  DOLLARS)
(UNAUDITED)

==================================================================================================
                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                        2002             2001
--------------------------------------------------------------------------------------------------

ASSETS

CURRENT
  Cash                                                             $      341,879   $     169,527
  Accounts receivable                                                   1,139,413         875,390
  Prepaid expenses                                                              0          17,062
--------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                    1,481,292       1,061,979
LONG-TERM RECEIVABLE                                                            0          68,000
PROPERTY AND EQUIPMENT                                                     57,791         167,576
INTANGIBLE ASSETS                                                         271,496         220,815
--------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                       $    1,810,579   $   1,518,370
==================================================================================================

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                         $      605,597   $     500,772
--------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                         605,597         500,772
--------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

PREFERRED STOCK, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding

COMMON STOCK AND PAID-IN CAPITAL IN EXCESS OF $0.01 PAR VALUE
   100,000,000  Shares authorized
    17,175,000  (December 31, 2001 - 16,950,000) shares
                 issued and outstanding                                 1,627,325       1,590,405
TREASURY STOCK, at cost - 27,000 shares                                    (6,881)         (6,881)
SUBSCRIPTIONS RECEIVED                                                     32,480          32,480
OTHER COMPREHENSIVE INCOME                                                 85,138          18,384
DEFICIT                                                                  (533,080)       (616,790)
--------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                              1,204,982       1,017,598
--------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $    1,810,579   $   1,518,370
==================================================================================================


See notes to consolidated financial statements. 1

POKER.COM,  INC.
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(U.S.  DOLLARS)
(UNAUDITED)

========================================================================================================
                              THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                   2002                2001               2002                2001
---------------------------------------------------------------------------------------------------------
REVENUE
  Marketing and
    sublicensing            $         464,022   $         486,147   $      2,045,432   $       1,286,954
COST OF GOODS SOLD                     53,291              27,488            535,341              99,061
---------------------------------------------------------------------------------------------------------
GROSS MARGIN                          410,731             458,659          1,510,091           1,187,893
---------------------------------------------------------------------------------------------------------


EXPENSES
  Bad debts                           250,000                   0            334,166              11,000
  Wages                                67,937              66,485            288,155             174,162
  Management and
    consulting fees                    59,804              24,308            338,490              76,204
  Office supplies
    and services                       41,405              15,931            112,556              45,929
  Corporation promotion                26,747              10,172             98,726              76,984
  Royalties                            23,609              19,035             86,866              69,219
  Rent                                  9,102               4,915             29,911              14,072
  Website marketing                     6,192              57,756             67,096             224,732
  Insurance                             5,811                   0             17,284                   0
  Professional fees                     4,660               6,607             14,039              18,301
  Depreciation
    and amortization                    7,487              30,203             39,092              87,639
---------------------------------------------------------------------------------------------------------
TOTAL EXPENSES                        502,754             235,412          1,426,381             798,242
---------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE
   INCOME TAXES                       (92,023)            223,247             83,710             389,651
INCOME TAXES                                0             100,461             37,670             173,584
  Less:  Application of
    loss carryforwards                      0            (100,461)           (37,670)           (173,584)
---------------------------------------------------------------------------------------------------------

NET INCOME FOR PERIOD       $         (92,023)  $         223,247   $         83,710   $         389,651
=========================================================================================================

WEIGHTED AVERAGE
  NUMBER OF COMMON
  SHARES OUTSTANDING               17,175,000          16,950,000         17,119,780          16,940,934
DILUTIVE EFFECT OF OPTIONS            945,000           1,621,000          1,000,220           1,621,000
---------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING
  ASSUMING FULL DILUTION           18,120,000          18,571,000         18,120,000          18,561,934
=========================================================================================================
EARNINGS (LOSS) PER SHARE   $           (0.01)  $            0.01   $           0.00   $            0.02
=========================================================================================================
FULLY DILUTED EARNINGS
  LOSS PER SHARE            $           (0.01)  $            0.01   $           0.00   $            0.02
=========================================================================================================


See notes to consolidated financial statements. 2

POKER.COM,  INC.
CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY
NINE  MONTH  PERIOD  ENDED  SEPTEMBER  30, 2002 AND YEAR ENDED DECEMBER 31, 2001
(U.S.  DOLLARS)
(UNAUDITED)

====================================================================
                                      SEPTEMBER 30,    DECEMBER 31,
                                          2002             2001
--------------------------------------------------------------------

SHARES OF COMMON STOCK ISSUED
  Balance, beginning of period           16,950,000      16,935,000
  Issued for
    Cash on exercise of options             225,000          15,000
--------------------------------------------------------------------

  Balance, end of period                 17,175,000      16,950,000
====================================================================

COMMON STOCK AND PAID-IN CAPITAL IN
  EXCESS OF $0.01 PAR VALUE
    Balance, beginning of period     $    1,590,405   $   1,469,235
    Issued for
      Cash on exercise of options            33,750           2,250
      Stock option benefit                        0         118,920
      Stock based compensation                3,170               0
--------------------------------------------------------------------

    Balance, end of period           $    1,627,325   $   1,590,405
====================================================================

TREASURY STOCK
  Balance, beginning of period       $       (6,881)  $           0
  Purchase                                        0          (6,881)
--------------------------------------------------------------------
  Balance, end of period             $       (6,881)  $      (6,881)
====================================================================

SUBSCRIPTIONS RECEIVED
  Balance, beginning of period       $       32,480   $      22,480
  Subscriptions received                          0          10,000
--------------------------------------------------------------------

  Balance, end of period             $       32,480   $      32,480
====================================================================

OTHER COMPREHENSIVE INCOME
  Balance, beginning of period       $       18,384   $       4,755
  Foreign currency translation gain          66,754          13,629
--------------------------------------------------------------------

  Balance, end of period             $       85,138   $      18,384
====================================================================

ACCUMULATED DEFICIT
  Balance, beginning of period       $     (616,790)  $    (997,731)
  Net income (loss) for period               83,710         380,941
--------------------------------------------------------------------

  Balance, end of period             $     (533,080)  $    (616,790)
====================================================================

TOTAL STOCKHOLDERS' EQUITY           $    1,204,982   $   1,017,598
====================================================================


See notes to consolidated financial statements. 3

POKER.COM,  INC.
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
NINE  MONTH  PERIOD  ENDED  SEPTEMBER  30
(U.S.  DOLLARS)
(UNAUDITED)

===============================================================
                                            2002        2001
---------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                              $ 83,710   $ 389,651
  Adjustments to reconcile net income to
  net cash used by operating activities
    Depreciation and amortization           39,092      87,639
    Stock based compensation                 3,170      11,333
  Changes in non-cash working capital      (55,779)   (399,981)
---------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES       70,193      88,642
---------------------------------------------------------------

INVESTING ACTIVITY
  Sale (purchase) of property, equipment
    and intangible assets                    1,655     (53,297)
---------------------------------------------------------------

FINANCING ACTIVITIES
  Cash received on exercise of options      33,750       2,250
  Purchase of treasury stock                     0      (6,881)
  Subscriptions received                         0      10,000
---------------------------------------------------------------

CASH PROVIDED BY FINANCING ACTIVITIES       33,750       5,369
---------------------------------------------------------------

EFFECT OF FOREIGN CURRENCY TRANSLATION      66,754      13,712
---------------------------------------------------------------

INFLOW OF CASH                             172,352      54,426
CASH, BEGINNING OF PERIOD                  169,527      41,775
---------------------------------------------------------------

CASH, END OF PERIOD                       $341,879   $  96,201
===============================================================


See notes to consolidated financial statements. 4

POKER.COM,  INC.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
NINE  MONTH  PERIOD  ENDED  SEPTEMBER  30,  2002
(U.S.  DOLLARS)
(UNAUDITED)

================================================================================

1.   BASIS  OF  PRESENTATION

     These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's December 31, 2001 Form 10KSB.

     In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at September 30, 2002 and December 31, 2001 and the consolidated results of operations and the consolidated statement of cash flows for the nine months then ended. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.   STOCK  OPTIONS

     During the period, 40,000 options expired and 596,000 options were cancelled. There are 945,000 options outstanding at the end of the period. All of these options have an exercise price of $0.15 and expiry dates ranging from October 27, 2002 to June 3, 2004.


See notes to consolidated financial statements. 5

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                               September  30, 2002

                             POKER.COM INC (PKER.OB)

                       Quarterly Report (SEC form 10-QSB)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  (All figures are in thousands of US dollars)

OVERVIEW

Poker.com Inc is a licensing and marketing company that licenses turnkey Internet gaming systems and has the exclusive worldwide rights to market the poker.com domain name. The Company's main sources of revenue are derived from sub-licensing fees and ongoing royalty fees.

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

RESULTS OF CONTINUING OPERATIONS

The following table sets forth for the periods indicated selected information from Poker.com's consolidated statement of operations:

                     Three Months    Three Months   Nine Months   Nine Months
                     Ended Sep 30,   Ended Sep 30,  Ended Sep 30  Ended Sep 30
                     2002            2001           2002          2001
(IN THOUSANDS)

Net Sales                      464             486          2045          1287
Gross Margin                   411             459          1510          1188
Operating Expenses             503             235          1426           798
Income (loss) from
continuing
operations                     (92)            223            84           390
Net (loss) Income              (92)            223            84           390


--------------------------------------------------------------------------------

THREE-MONTH  PERIOD  ENDED  SEPTEMBER  30,  2002

NET SALES. Net sales for the three months ended September 30, 2002 was $464 compared to $486 for the three months ended September 30, 2001. Net sales for the nine months ended September 30, 2002 was $2,045 compared to $1,286 for the nine months ended September 30, 2001.

Licensing revenues were $117 for the three months ended September 30, 2002 vs. $156 for the three months ended September 30, 2001. Sales decreased, for the three months ended September 30, 2002, due to unexpected difficulties with the companies' third-party casino software provider. These difficulties may impact the collections of current casino licenses and thus, an allowance for doubtful accounts of $250 were accrued for.

Royalty fees were $347 and $188 for the three months ended September 30, 2002 and September 30, 2001 respectively. Royalty fees increased due to increased revenues by the companies' licensees. Management believes that royalty revenue derived from the sale of casino and Poker cardrooms will continue to improve as new sub-licensees revenues increase and the number of cardrooms also increases. Management has also implemented a licensee qualification process to ensure the success of future licensees.

Banner advertising revenues were nil and $142 for the three months ended September 30, 2002 and September 30, 2001 respectively. The banner advertising market has been pressured downwards by external market conditions and thus, management decided to halt advertising on the poker portal and instead, promote it's licensees which will result in higher royalty revenues in the long-term.

COST OF GOODS SOLD. Cost of Goods Sold were $53k and $27k for the three months ended September 30, 2002 and September 30, 2001 respectively. Cost of goods sold for the nine-months ended September 30, 2002 and September 30, 2001 were $535 and $99k respectively. The variance in the cost of goods sold as a percentage of sales is due to the differences in the cost, mix and type of the casino and poker licenses that were sold in the given periods.

These are forward-looking statements, particularly as related to the business plans of the company, within the meaning of Section 27A of the Securities Act of 1933 and Sections 21E of the Securities Exchange Act of 1934 and are subject to the safe harbor created by these sections. Actual results may differ materially from the company's expectations and estimates.

GROSS MARGIN. Gross margin was 88.5% of net sales for the three months ended September 30, 2002 compared to 94.3% in 2001. Gross margin for the nine months ended September 30, 2002 and 2001 was 73.8% and 92.3% respectively. The gross margin percentage has been negatively affected by the decrease in banner advertising revenues for the three-month period ending September 30, 2002. Poker.com's gross margin may be affected by several factors including (i) the mix of revenue streams, (ii) the price of products sold and (iii) other components of cost of sales.

OPERATING EXPENSES. Operating expenses for the three month ended September 30, 2002 was $503 compared to $235 at September 30, 2001. The major change in expense items was the allowance for doubtful accounts for $250k due to unexpected difficulties with the company's casino software provider. The software problems have been solved but will affect the companies' ability to collect the accounts receivable and thus, an allowance for doubtful accounts of $250 was accrued for.

Management and Consulting fees for the three months ended September 30, 2002 was $60 compared to $16 at September 30, 2001. This increase is due to increased outsourcing.

PROVISION FOR INCOME TAXES. No tax provision was made for the three months ended September 30, 2002. At December 31, 2001 the Company had an available net operating loss carry forward of approximately $223 that may be used to offset future taxable income.

FINANCIAL  CONDITION  AND  LIQUIDITY

LIQUIDITY AND CAPITAL RESOURCES. At September 30, 2002 the Company had cash and cash equivalents totaling $342 compared to $170 at September 30, 2001.

Approximately $613 of the $1139 accounts receivable (net of $271 allowance for bad debts) and long term receivable was due from Antico Holdings for the purchase of a Poker sub-license and Royalty fees. The amount due from Antico Holdings for their License fee was re-negotiated with the terms of $6 per month commencing March 2001. Antico Holdings has assigned to Poker.com Inc the 15% credit card hold back that is being released each month on a rolling month-to-month basis.


Net cash provided by operating activities for the nine months ended September 30, 2002 was $70. The increase in cash was mainly due to the operating activities of the company.

Net cash provided by investing activities for the nine months ended September 30, 2002 was $2.

Net cash provided by financing activities for the nine months ended September 30, 2002 was $34. The increase in cash was due to the exercise of stock options.


--------------------------------------------------------------------------------

I,  Christa  Taylor  certify  that:

1.   I have reviewed this quarterly report on Form 10-QSB of Poker.com Inc

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there was significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  14,  2002
/s/Christa  Taylor

President  &  CFO

                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Poker.com Inc. on form 10-Q for the period ended Sept 30th, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christa Taylor, President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Christa  Taylor
Christa  Taylor
President,  CFO,  Nov  14,  2002


--------------------------------------------------------------------------------

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

                                  Poker.com Inc
                          ----------------------------
                                  (Registrant)

      Date  14 November 2002                     /s/  C.  Taylor
           -----------------              -----------------------------
                                               (Signature)*  Secretary

      Date
           ------------------------       -----------------------------
                                               (Signature)*
--------------------------------------------------------------------------------

*    Print the name and title of each signing officer under his signatures.

                                  Form  10-QSB


--------------------------------------------------------------------------------