Form 10KSB
period 2002-12-31
POKER COM INC
filed 2003-04-16
CIK 1102432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from________________ to ________________

     Commission File No. 000-50068

                                 POKER.COM, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            FLORIDA                                       98-0199508
(State or other jurisdiction of                  (Employer Identification No.)
 incorporation or organization)

                          630-1188 West Georgia Street
                  Vancouver, British Columbia, Canada  V6E 4A2
           ------------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 689-5998
           ------------------------------------------------------------
                          Registrant's telephone number

          (Former Name or Former Address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:        None

Securities registered pursuant to Section 12(g) of the Act:        Common Stock

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [ x ]     NO  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.  [   ]

State issuer's revenues for its most recent fiscal year.  $2,402,564

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

April 11, 2003 - $0.01. There are approximately 14,771,600 shares of voting common stock of the Company held by non-affiliates.

    REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

                                 Not applicable.


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

     April 13, 2003  -  20,175,000 Common Shares

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Registrant Format   Yes [ X ]  No [   ]

NOTE REGARDING FORWARD LOOKING STATEMENTS

This annual report on Form 10-KSB ("Report") contains statements that may contain forward-looking statements, concerning the Registrant's future operations and planned future acquisitions and other matters and the Registrant intends that such forward-looking statements be subject to the safe harbors for such statements. Any statements that involve discussions with respect to predictions, expectations, belief, plans, projections, objectives, assumptions or future events or performance (often, but not always, using phrases such as "expects", or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends", or stating that certain actions, events or results "may", "could", "might", or "will" be taken to occur or be achieved) are not statements of historical fact and may be "forward looking statements". These forward-looking statements, include statements relating to, among other things, the ability of the Registrant to continue to successfully compete in its markets.

The Registrant cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward-looking statements are based on the beliefs and estimates of the Registrant's management as well as on assumptions made by and information currently available to the Registrant at the time such statements were made. Forward looking statements are subject to a variety of risks and uncertainties which could cause actual events or results to differ from those reflected in the forward looking statements, including, without limitation, the failure to obtain adequate financing on a timely basis and other risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements, either as a result of the matters set forth or incorporated in this Report generally and certain economic and business factors, some of which may be beyond the control of the Registrant.

These factors include, among others, the risk factors discussed in the section entitled "risk factors." The Registrant disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

BUSINESS  DEVELOPMENT

The company was incorporated in Florida on May 3, 1989 as Sparta Ventures Corp. In 1998 we entered into an agreement with Thermal Ablation Technologies Canada Inc., which had developed a thermal balloon ablation system to eliminate dysfunctional uterine bleeding. Our obligation was to raise $3 million to pursue the development of a prototype unit. As a result of this agreement, we changed our name to Thermal Ablation Technology Corporation on October 8, 1998. We raised $150,000 on a private placement basis which was invested into the development of the prototype but we were unable to raise any further capital and as a result, the deal collapsed. After several months of unsuccessful operations Thermal was abandoned and we were reclassified as a development stage enterprise in 1998. We retained a 6% interest in Thermal Ablation Technologies Canada Inc. with no further obligation.

In June, 1999, our directors undertook to restructure the company by agreeing in principal to sublicense the URL www.poker.com from UniNet Technology Inc., and
                                  -------------
undertook the development of an on-line internet gaming marketing company. UniNet was in the process of negotiating a license of the URL from Ala Corp. on the basis that the rights to the URL would be sub-licensed to us immediately. We appointed one of UniNet's directors to our board and on July 9, 1999, we entered into a sub-license with UniNet and began our research in to the acquisition of a casino and/or poker software license.

The terms of our agreement with UniNet included paying to Ala Corp. $100,000 and issuing it 750,000 shares of our common stock as an initial fee plus pay an on-going royalty of 4 % of our gross revenue to Ala Corp. Half of the 750,000 shares referred to above were issued to two of our directors, one of whom was, at the time, also a director of UniNet. Pursuant to our sub-license agreement with UniNet, we have the exclusive worldwide rights to market the www.poker.com URL until the year 2098. In addition, the title to the URL transfers to us free and clear of all encumbrances when the cumulative on-going royalties paid to Ala Corp. exceed $1 million.

In August 1999, we entered into a one-year non-exclusive license agreement with ASF Software Inc. of Belize. ASF agreed to license to us certain multi-player poker software with the specific provision that we would then sub-license the software to third parties. The terms of the license with ASF included payment of $135,000 plus an on-going royalty of 20% of the rake. The agreement is automatically renewed for one-year periods and either party may terminate the agreement with 90 days notice to the other party. In addition, ASF's associated company would provide credit card processing for a fee of 5.75%.

On August 10, 1999, we changed our name to Poker.com, Inc. and on August 19, 1999, our common stock became quoted on the NASD OTC Bulletin Board under the symbol 'PKER' .

As our business was to market and resell gaming licenses (as opposed to operating casinos or card rooms), in August 1999, we entered into an agreement with Antico Holdings S.A. ("Antico") a Costa Rican company whereby we granted Antico exclusive worldwide rights to use the URL wwe.poker.com for operating casino and/or card rooms, in consideration of $200,000. We retained all other rights to the URL for developing the web site as a portal, for advertising, marketing the Antico card-room, marketing casinos, marketing card rooms and other gaming software.

Pursuant to our agreement with Antico, we earn a marketing fee of 20% of all deposits made to Antico's poker card room by players who log in to play poker and use their credit cards or send wire transfers to deposit funds to play poker.

In September 1999, we raised $500,000 on a private placement basis to fund the development of our business model, namely creating www.poker.com as a gaming
                                                       -------------
portal, selling software program sub-licenses and casino links for online gaming, marketing and selling banner advertising on our portal.

On November 29, 1999, our subsidiary, Casino Marketing S.A., purchased a Master Sub-license Agreement from Gamingtech Corporation (a subsidiary of Chartwell Technologies Inc. which developed a suit of 18 casino games). We paid Gamingtech $100,000 for the non-exclusive worldwide rights to sell Gamingtech's casino software program licenses. Our agreement with Gamingtech enables us to:

          a) sell independent casino software program sub-licenses for up to $75,000 plus a gross royalty fee of up to 35% of monthly net operating profit. This independent sub-license will enable the purchaser to use the licensor's proprietary software; and,

          b) sell dependant sub-license casino 'links' for up to $35,000 plus a gross royalty fee of between 35% and up to 65% of the sub-licensees net monthly revenue. In this situation the dependant sub-licensee is linked into an independent sub-licensees proprietary software and does not have its own proprietary software

In December 1999, we raised a further $360,000 on a private placement basis for general working capital.

On January 10, 2000, we sold one of Gamingtech's independent casino sub-licenses to Antico for $50,000 with the understanding that Antico would assist us in providing technical and administrative services from Costa Rica to our casino sub-licensees. Antico will pay us 35% of the net profits generated from their casino, known as Visual Casino. Antico will earn from web masters who purchase links to Visual Casino from us, a 3% administration fee. Visual Casino will provide the webmaster virtual time statistics on who is playing, how much has been deposited and how much has been won by the players.

We realized by late December 1999 that the ASF software was outdated and ASF was refusing to update the software. We decided to find a new provider and in February 2000, we entered into a contract with TransNet International S.A. with a view to provide us with a new generation poker software license for a term of 50 years. We paid $30,000 to TransNet and agreed to an on-going royalty payment of 20% of the Rake from the use of the software plus a fee of $50,000 for every master license we sold. The software was delivered to us in August of 2000 and we have since that time sold master card room licenses and sub-licenses. Antico agreed to accept the new software program in place of the ASF software despite the problems in change over.

After notice was given to ASF of cancellation of the master license agreement, ASF instructed Credit Card Processing of Belize to hold back payments which resulted in Antico not being paid the 15% hold backs and its inability to pay us royalty payments. Antico agreed to assign the withholding payments to ensure that we receive the outstanding royalty fees due.

By mid 2000, we realized that the Gamingtech software was badly constructed and Gamingtech was unable to upgrade its system. As a result, on September 14, 2000, the Company purchased a casino software license from Starnet Systems International Inc. in return for $100,000 in advertising and monthly fees based on a percentage of net monthly revenue. We then cancelled our agreement with Gamingtech.

By  December  2000,  we  had  launched  two  Starnet  Casino  websites.

In July 2001, we launched a poker affiliate software program, which enabled sub licensees to offer webmasters the ability to earn fees by directing traffic to a poker.com poker room. Features of the affiliate program included no investment and no risk to the webmasters, real-time statistics, accumulated bad beat jackpot, and 24/7 technical and customer support.

We offered alternative casino software to our customers in July 2001 when we entered into a strategic relationship with Trimon Software Systems Inc. Trimon offers: baccarat, black jack, craps, Caribbean poker, let-it-ride poker, pai-gow poker, American roulette, slot machine and video poker. The Trimon software enables our casino owner/operators to extend their poker and casino games into the wireless and closed circuit areas through wap (wireless application protocol), casino-on-tv. and casino kiosk.

In September 2001 we sold a master license to Microgaming Systems Ltd. (a South African/UK Company and one of the largest casino licensors on the internet) to market online multi-player poker software sublicenses. Microgaming's intention was to provide all their casino licensees with a poker card room sublicense. We would earn a licensing fee for each sublicense sold plus a monthly royalty fee. We would be responsible to pay TransNet a corresponding license fee and royalty.

In November 2001, we entered into an agreement with Focusnet Capital Inc. and Pyramid Casino to provide a master poker card room.

On November 30, 2001, our subsidiary, Casino Marketing, amended its original agreement with TransNet whereby the fee payable to TransNet was reduced down as follows: (i) a $50,000 license fee was payable provided Casino Marketing sold a master license for $100,000 or more; (ii) if sold for under $100,000 the fee would be reduced to 40%. TransNet also agreed to provide Casino Marketing with a new software program to enable Casino Marketing to sell sub-licenses for not less than $50,000. TransNet was to receive a fee of $20,000 for each sub-license sold. It was further agreed that the royalty fee payable to TransNet would be reduced to 50% of the royalties that Casino Marketing received from sub-licensees rather than 20% of the rake.


SUBSEQUENT  EVENT

In January 2003, we acquired the rights to a provisional patent for the method of determining skill in a tournament setting which would enable us to initiate the development of an on-line game of skill poker. We also entered into an agreement with Pokersoft Corporation A.V.V. for the development of software using the skill based system of our patent pending technology.

As such, our strategy is to enter into the on-line skill based gaming business through our subsidiary corporation Skill Poker.com, Inc. and to operate skill based tournaments in the United States and in Canada. There can however, be no assurances that we will be successful in developing such software or that we will be able to develop an on-line skill based poker cardroom.

On December, 6th 2002, the owner of the URL, Ala Corp, re-directed the URL. www.poker.com to another website which effectively terminated our use of the URL
-------------
and our ability to earn revenue from the URL. We are currently in litigation to recover the use of the URL.

DESCRIPTION  OF  BUSINESS  DURING  2002

Our strategy in 2002 was to continue to acquire master licenses from software developers to resell their software programs to earn licensing fees and royalty fees as opposed to developing our own proprietary software which requires substantial capital and human resources. Our experience determined that some software developers lack the marketing expertise to take advantage of the market potential for selling sub-licenses. The software developers themselves also recognized the fact that the more licenses they sell, directly or indirectly,
the  greater  their  royalty  revenue.   We  were  able  to  acquire  master
sub-licensing contracts from software developers and offered software development Trimon Software System Inc.; Starnet Systems International Inc. and TransNet International Gaming S.A.

During 2002 we continued marketing casino and poker licenses. In or about mid-2002, we recognized some major shortcomings of our marketing efforts. Our costs of sales were extraordinarily high and did not justify the overhead expenses. A second fundamental issue was that sales were being made to unqualified buyers which resulted in buyer dissatisfaction and eventual cancellation which impacted our credibility and financial performance. Because our licensees who acquired the software from us were unqualified to operate on-line games, we would receive a licensing fee but the operator was destined to fail. As a result, we restructured our selling activities and reduced the number of our employees.

We have not and do not propose to sell any gaming licenses to any United States or Canadian based companies but will only sell sub-licenses to foreign-based corporations in such jurisdictions that according to management allow internet gaming such as England, South Africa, Antigua, Dominican Republic Belize, Australia, St Kits, Costa Rica.

Also during 2002, legislation was introduced to the United States Congress to prohibit on-line gaming. We felt it would be prudent to focus the resources of our business on developing an on-line skill based poker system. In early 2003, we were able to acquire the rights to a provisional patent for the method of determining skill in a tournament setting and undertook to realize the technology in an on-line environment.

The company's strategy remains in the on-line poker industry but is now focused into legal, skill based gaming and intends to own and operate a skill poker card room in the United States and Canada.


COMPETITION

The online gaming market is rapidly evolving and intensely competitive and we expect that competition will further intensify in the future. Barriers to entry are minimal, and current and new competitors can launch new sites at a relatively low cost.

We believe that the principal competitive factors in its online market are brand recognition, selection, variety of value-added services, ease-of-use, site content, quality of service, and technical expertise. Many of our potential competitors have longer operating histories, larger customer bases, greater brand recognition and greater financial, marketing and other resources than us. We are aware that certain of our competitors have and may continue to adopt aggressive policies and devote substantially more resources to website and systems development than us. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise.

There can be no assurance that we will be able to compete successfully against current and future competitors. New technologies and the expansion of existing technologies may increase the competitive pressures on us.

However, to compete with the existing software developers and direct traffic to our web site, we have established www.poker.com as a gaming portal to encourage potential subscribers to visit the site by offering them general gaming information, free games, free e-mail, an entry point to visit a sub-licensees gaming site, a chat line and forum, a retail e-commerce facility. Based on the web site being developed as a portal we expect to generate substantial traffic to our site.

INTERNET  GAMING  COMPANIES

Our research shows that there are a number of public and private companies competing for market share in the internet gaming world. Although we offer licenses at a lesser price than most of our competitors many of our competitors (Cryptologic, World Gaming and Boss Media) have download platforms that are graphically far superior to ours. We, however, are able to provide links whereas some of our competitors may not do so. Following is a description of companies which we currently compete with in the on-line gaming business:

     (1)  CryptoLogic Inc. (Toronto Stock Exchange: CRY)

          Cryptologic is a well-known licensor in the software/technology side of the industry. It charges licensees an up-front $250,000 licensing fee for use of its 19 casino games, as well as charging 50% of each licensee's net revenue. CRY has two primary technologies. "E-cash" software is an efficient and secure application that utilizes proprietary real-time cryptographic technology to enable secure Internet commerce and information transmission. Internet casino software was first released in 1996 and licensed through the wholly-owned subsidiary Internet Overseas Licensing Limited (IOLL). IOLL's 12 licensees comprise one of the largest segments of the online casino market. CRY's expertise consists of: Internet software development; Internet communications; client/server applications; data security and random number generation; international banking; mathematics; 3D graphics; and animation.

     (2)  World Gaming (NASD OTC BB: WGMGY)

          World Gaming is primarily a developer, licensor, and provider of online gaming technology and websites. World Gaming currently offers online gaming services through its own subsidiary that only serves clientele outside of North America, and through another subsidiary licenses turnkey online gaming packages to independent licensees. As at the end of June 1999, World Gaming (Formally Starnet) had launched websites for 42 licensees. Virtual casino offerings include more than 22 different games such as blackjack, pai gow poker, roulette, and craps. A live sports book is also operational.

          World Gaming typically charges its licensees a US $100,000 up-front fee, consulting fees, and a percentage of each licensee's net revenues (based on a graduated calculation from 40% of the first US $100,000 down to 15% of any net revenues over US $5,000,000).

     (3)  Chartwell Technology Inc. (Toronto Stock Exchange, Venture CWH)

          Chartwell is a developer of gaming applications and entertainment content for the Internet and wireless platforms using Java and Flash based software products.

     (4)  Online Gaming Systems Ltd. (NASD OTC BB: OGAM)

          Online Gaming develops and markets interactive products and services focused on two major sectors of the gaming industry - interactive gaming & wagering and information technology products and services. Online Gaming develops and markets worldwide private network and interactive gaming and wagering products including its proprietary flagship products, Internet Casino Extension, also known as ICE. Online Gaming licenses its products to licensed casino operators and sports wagering businesses for a fee of $250,000 to $350,000, depending on the types of products licensed. Online Gaming has entered into several license agreements for the ICE product. The company licenses the "webSports" sportsbook software system to casino operators and sports book businesses.

          Online Gaming has entered into several license agreements for the "webSports" product.

     (5)  You Bet International, Inc. (NASDAQ: UBET)

          UBET is a technology company that specializes in live online event wagering. UBET is an innovator in the areas of content development, network deployment, and management services. UBET currently provides an interactive race and sports environment. UBET's Chairman is also the founder and largest shareholder of Silicon Gaming, Inc. (SGIC).

          Youbet.com, Inc., which recently changed from YouBet International, Inc. to reflect its interest in developing an e-commerce business, is a development stage company engaged in developing PC-based propriety communications software technology to be utilized by consumers for online entertainment purposes. The Company has developed proprietary technology in both the computer and horse racing industries.

          YouBet is a "closed-loop" Intranet system operating in selected states.

          Thus, the potential market that YouBet can target is narrow. To place a wager on YouBet's system, a customer must open an account with YouBet, open a separate account with Ladbrokes Call-A-Bet, wait for the CD to arrive in the mail, and install it.

          We do not compete directly with U-Bet who are primarily in the Sportsbetting business but may do so at such time as we offer a Sportsbook license.

     (6)  Boss Media AB (Sweden - www.bossmedia.com)

          Boss Media AB, develops turnkey solutions for online casinos. It grants licenses for products needed to create and maintain an online gaming business. Boss Media provides download software, a game server payment system, website design, a marketing platform and services for a fee of $250,000. The product line includes "Seven Card Stud" and "Roulette". Its two subsidiaries are located in Antigua. Boss Casinos Ltd. focuses on the daily technical maintenance and operation processing of financial transactions.

     (7)  MicroGaming - (South Africa)

          A private company based in South Africa, MicroGaming develops and sells turnkey Internet casino systems to casino operators and entrepreneurs for a licensing fee of $100,000 (five casino-based games). MicroGaming also assists in the areas banking services, and general consulting/marketing services.

          MicroGaming has marketing offices in Europe and it is managements understanding that they have sold the most gaming licenses on the Internet.


     (8) Global InterActive is located in Antigua and we are to an extent, in direct competition to them. The difference between the software that Global uses and ours is the fact that Global offers a download version of its Casino games while we offer Java based Casino Games. Management believes that Global sells their Casino links at an asking price of $39,900. Global's Casino links are connected to a "Master Casino" which uses World Gaming's software program.

REGULATION

Government  Regulation  of  the  Internet

We may be subject, both directly and indirectly, to various laws and regulations relating to our business, although there are few laws or regulations directly applicable to selling on-line gaming software on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to gaming on the Internet. Such laws and regulations may cover issues such as user privacy, pricing, content, copyrights, distribution and characteristics and quality of products and services.

Furthermore, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The enactment of any additional laws or regulations may impede the growth of gaming on the Internet which could, in turn, decrease the demand for our products and services and increase our cost of doing business, or otherwise have an adverse effect on us.

In July 1998, the US Senate voted to largely prohibit gambling on the Internet. Under the legislation, operators of illegal Internet gambling sites based in the USA could be sentenced to up to four years in jail and fined up to $20,000. Some Internet-based "fantasy" or "rotisserie" sports league activities would be exempt from the ban. However, in August 1998 the US House of Representatives overwhelmingly voted down the legislation. On March 23, 1999, Senator Kyl (R-Arz.) submitted Bill S.692 to the Senate for consideration. The Bill was passed in November 1999 but is still required to be passed by Congress.

In the event the Kyl bill is passed by Congress, the effect on revenue from marketing Antico's card room and Casino could be negatively affected. However, senator Kyl has indicated that if the Bill is passed, the intention is not to charge any American wagering on Internet gaming, but to charge the operator. All the companies sub-licensees operate in off-shore jurisdictions and would not be subject to any US Law.

To counteract any loss of revenue we will increase our marketing programs to Europe, South America and Asia.

We do not propose to sell any gaming licenses to any USA or Canadian based company but will only sell sub-licenses to foreign based corporations in such jurisdiction that allows Internet gaming.

There are currently no requirements set out by Government Regulations for approval of Development and/or sale of gaming software or sale of gaming licenses.

We do not operate a gaming site and are therefore not subject to the regulations proposed under the 'Kyl' bill.

The move on the part of the federal government to ban Internet gambling is a departure from gambling policy. The federal government has typically left the issue up to the authority of the state governments, resulting in wide range of attitudes towards gambling. However, as Internet gambling employs interstate telecommunication systems, there is potential for federal regulations to be promulgated. Most states allow some type of gambling, whether it be full casinos, card rooms, pari-mutuel tracks or state-operated lotteries. Only two states, Hawaii and Utah, prohibit all forms of gaming.

THE  INTERNET  GAMBLING  FUNDING  PROHIBITION  ACT

The proposed Internet Gambling Funding Prohibition Act (the "Bill") was introduced to the U.S. House of Representatives on May 10th, 2000. The object of the Bill is to prevent the use of certain bank instruments for Internet Gambling, and for other purposes. Section 3 of the Bill would make it illegal to use bank instruments to pay entry fees, place bets, collect betting winnings or conduct other gambling activities through the Internet. Covered bank instruments include credit cards, debit cards, electronic fund transfers through money transmitting businesses, checks, bank drafts or similar instruments drawn by or on behalf of a person payable through a financial institution. Section 4 of the Bill is proposed to encourage enactment and enforcement of laws in those countries affected with money laundering, corruption and crime issues in order to prevent Internet gambling and use of financial payment and transfer systems to facilitate Internet Gambling.

If this Act is approved by Congress and brought into law, our revenues from sales of sub-licenses and royalty fees earned from our sub-licensees, will be severally affected. The effect of the proposed act would slow down the sale of sub-licenses. Reduced revenue from sale of licenses and royalty fees could have a serious negative effect on our financial status and could result in us being unable to continue in business.

THE COMBATING ILLEGAL GAMBLING REFORM AND MODERNIZATION ACT

The bill is the third attempt by US Rep. Bob Goodlatte (R-Va.) to prohibit Internet gambling. The bill would amend the Interstate Wire Act, making it unlawful for gambling businesses to accepts bets using any communications facility, including the Internet. The original Interstate Wire Act of 1961 applied only to sports betting using a wire communications facility. Besides this, the bill also contains a provision barring the acceptance of credit or other financial instruments in connection with an interstate bet or wager. On June 18, 2002, the bill was approved by the House Judiciary Committee, but only after several exemptions for state lotteries and the Nevada gaming industry were dropped from the bill. The resulting bill now tends toward a total ban on all forms of Internet gambling.

UNLAWFUL INTERNET GAMBLING FUNDING PROHIBITION ACT

This bill is designed to make it illegal for financial institutions to process and accept payments for any Internet gaming business. This includes credit cards, wire transfers, checks and electronic fund transfers. Protection from liability is provided to certain financial intermediaries should their businesses be used unknowingly for Internet gambling transactions. On October 1, 2002, the Leach-LaFalce Bill (HR 556) was passed by the House of Representatives. However the bill never made it through the senate.

UNLAWFUL  INTERNET  GAMBLING  FUNDING  PROHIBITION  ACT

This bill is essentially a reconcilation of the previous HR 556 and HR 3215 and serves the same purposes. It also also calls for U.S. officials to work with foreign governments to determine whether offshore Internet gambling sites are being used for money laundering or other crimes. On March 13, 2003 it was approved by the House Financial Services Committee, and now faces a full House vote.

STATE  ROLE  IN  PROHIBITION  OF  INTERNET  GAMBLING

Residents in states prohibiting gambling may circumvent anti-gaming laws by logging into the Internet. Several states have taken the initiative to curtail Internet gambling within their borders by taking legal action against the website operators. However, as we do not own or operate a casino or cardroom in the United States of America or in any other jurisdiction nor do we sell casino sub-licenses, links or card-rooms to U.S based companies, there does not appear to be any legal liability that could be incurred by us as a result of an off-shore sub- licensee accepting wagering from North American customers.

OTHER  INFORMATION

Neither the Company nor any of its subsidiaries engaged in any research and develop activities during 2002. We do not manufacture any products or engage in any activity that require compliance with environmental laws.

EMPLOYEES

As of December 31, 2002, we had four employees, all of whom were based in Vancouver, British Columbia, Canada.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should read the following risk factors carefully before purchasing our common stock. The risks and uncertainties described below are not the only ones we face. Other risks and uncertainties, including those that we do not currently consider material, may impair our business. If any of the risks discussed below actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected. This could cause the trading price of our common stock to decline. The terms "we", "our" and "us" refer to the Company.

Government Regulation of the Internet

We may be subject, both directly and indirectly, to various laws and regulations relating to its business, although there are few laws or regulations directly applicable to selling on-line gaming software on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to gaming on the Internet. Such laws and regulations may cover issues such as user privacy, pricing, content, copyrights, distribution and characteristics and quality of products and services.

Furthermore, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The enactment of any additional laws or regulations may impede the growth of gaming on the Internet which could, in turn, decrease the demand for our products and services and increase our cost of doing business, or otherwise have an adverse effect on us.

State  Role  in  Prohibition  of  Internet  Gambling

Residents in states prohibiting gambling may circumvent anti-gaming laws by logging into the Internet. Several states have taken the initiative to curtail Internet gambling within their borders by taking legal action against the website operators. However, as we do not own or operate a casino or cardroom in the United States of America or in any other jurisdiction nor do we sell casino sub-licenses, links or card-rooms to U.S based companies, there does not appear to be any legal liability that could be incurred by us as a result of an off-shore sub- licensee accepting wagering from North American customers.

Limited  Operating  History

We have a short operating history on which to base an evaluation of its business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as online commerce. Such risks include, but are not limited to, possible inability to respond promptly to changes in a rapidly evolving and unpredictable business environment and the risk of inability to manage growth. To address these risks, we must, among other things, develop and expand our customer base, successfully implement our business and marketing strategies, continue to develop and upgrade website and transaction- processing systems, provide superior customer service, respond to competitive developments, and attract and retain qualified personnel. If we are not successful in addressing such risks, we may be materially adversely affected.

Dependence  on  Continued  Growth  of  Online  Commerce

Our long-term viability is substantially dependent upon the widespread consumer acceptance and use of the Internet as a medium of commerce. Use of the Internet as a means of effecting monetary transactions is at an early stage of development, and demand and market acceptance for recently introduced services and products over the Internet remains uncertain. We cannot predict the extent to which consumers will be willing to shift their gaming habits to online casinos.

The Internet may not become a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure, delayed development of enabling technologies and inadequate performance improvements. In addition, the Internet's viability as a commercial marketplace could be adversely affected by delays in the development of services or by increased government regulation. Changes in or insufficient availability of telecommunications services to support the Internet also could result in slower response times and adversely affect usage of the Internet generally and us in particular. Moreover, adverse publicity and consumer concern about the security of transactions conducted on the Internet and the privacy of users may also inhibit the growth of commerce on the Internet. If the use of the Internet does not continue to grow or grows more slowly than expected, or if the infrastructure for the Internet does not effectively support growth that may occur, we would be materially adversely affected.

Need  for  Additional  Funds

Our capital requirements depend on several factors, including the rate of market acceptance, the ability to develop and expand our customer base, the level of expenditures for sales and marketing, the cost of website development and upgrades, and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. Regardless of when needed, there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If equity securities are issued in connection with a financing, dilution to our shareholders may result, and if additional funds are raised through the incurrence of debt, we may become subject to restrictions on its operations and finances.

Rapid  Technological  Change

To become and remain competitive, we intend to develop, enhance and improve the responsiveness, functionality and features of proposed sites and develop new features to meet customer needs. The Internet is characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions and the emergence of new industry standards and practices that could render our proposed websites, technology and systems obsolete. Our success will depend, in part, on its ability to license leading technologies useful in its business, enhance its proposed services, develop new services and technology that address the needs of its proposed customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. If we are unable to use new technologies effectively or develop and adapt its websites, proprietary technology and transaction-processing systems to customer requirements or emerging industry standards, it would be materially adversely affected.

System  Damage  or  Failure

Our sub-licensees' systems are vulnerable to damage from earthquake, fire, floods, power loss, telecommunications failures, break-ins and other unforeseen events. Our business is dependent upon its sub-licensees' communications hardware and computer hardware being operational. A substantial interruption in these systems would adversely affect our business.

Dependence on the Communications Infrastructure of the Internet for Transmitting Information

We, and our sub-licensees, utilize electronic communications and the Internet infrastructure to send and receive information. Our future success will depend, in significant part, upon the maintenance and growth of this infrastructure and any failure or interruption may have a material adverse effect on our business. To the extent that this infrastructure continues to experience an increased numbers of users, increased frequency of use and increased bandwidth requirements of users, we cannot be certain that this infrastructure will be able to support the demands placed on it or that the performance or reliability of this infrastructure will not be adversely affected. Outages and delays in sending or receiving data as a result of damage to portions of this infrastructure could also affect our ability to transmit information.

Online  Security  Risks

If our sub-licensees' systems and controls are unable to handle online security risks, its business will be adversely affected. These systems use packet filters, fire-walls, and proxy servers which are all designed to control and filter the data. However, advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may make it easier for someone to compromise or breach the technology used by us and our sub-licensees to protect subscribers' transaction data. If such a breach of security were to occur, we could cause interruptions in services and loss of data or cessation in service. This may also allow someone to introduce a "virus", or other harmful component causing an interruption or malfunction.

To the extent that our activities involve the storage and transmission of information such as credit card numbers, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability.

We have a limited operating history

Our company has limited operations. After completion of our year ended December 31, 2002, our board of directors assessed the viability of our business in light of our current legislative condition and determined that our prospects of future profitable operations may be delayed or never realized. As a result, we entered into an agreement to acquire a provisional patent for the method of determining skill in a tournament setting with the intention of discontinuing existing licensing arrangements and developing a business foundation on skill and poker and gaming on the Internet. We intend to explore new business opportunities; however, we cannot assure you that we will successfully enter into a new business or that such business opportunity will be commercially successful.

We do not plan to pay dividends

For the foreseeable future, we do not intend to pay any dividends on its common stock. Any future decision with respect to dividends will depend upon our future earnings, future capital needs and operating and financial condition, among other factors.

Broker-dealers may be discouraged from effecting transactions in our shares because they are considered penny stocks and are subject to the penny stock rules.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on NASD broker-dealers who make a market in "a penny stock". A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. Our shares are quoted on the OTCBB, and the price of our shares ranged from $0.03(low) to $0.03(high) during the year ended December 31, 2002. The closing price of our shares on April 14 was $0.018. Purchases and sales of our shares are generally facilitated by NASD broker-dealers who act as market makers for our shares. The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt.

In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

ITEM 2.     DESCRIPTION OF PROPERTY

In 2002, we occupied 2,500 square feet of commercial space at #210-1166 Alberni Street in Vancouver, British Columbia, Canada. This facility housed all of our operations including technical, marketing and administration for all of our subsidiaries. The annual cost of the space at the Alberni Street location was approximately $19,648 USD.

With the Alberni Street lease expiring on April 30, 2003, we moved to occupy 1,145 square feet of commercial space at #630-1188 West Georgia Street, Vancouver, British Columbia. The annual cost of the space at the West Georgia Street location is approximately $7,716 USD. The lease on the West Georgia
Street  location  expires  in  May  30,  2006.

ITEM  3.     LEGAL  PROCEEDINGS

On  December  6,  2002,  the  domain  www.poker.com  was re-directed without our
                                      -------------
consent or knowledge by Ala Corp., a company registered under the laws of Antigua and whose principal is Liz Bryce of Vancouver, British Columbia, Canada. The domain was originally licensed from Ala Corp. to UniNet Technologies Inc. in
1999.   UniNet  immediately  sub-licensed  the  domain  to  us.  In  turn,  we sub-licensed the domain to Antico Holdings S.A. of Costa Rica for the operating casino and/or card rooms. We retained all other rights to the domain name including developing the web site as a portal, marketing casinos and card rooms and other gaming software.

Liz Bryce, through Ala Corp., owns 1,297,900 shares of our common stock or 6.4% of our issued and outstanding common stock. In addition, Ms. Bryce's parents collectively own 1,105,500 shares or 5.5% of our common stock. Ms. Bryce, together with her parents, owns directly and indirectly, a total of 2,403,400 shares or 12% of our common stock.

Although contemplated in the agreements between Ala Corp. and Uninet and between Uninet and us, Ala Corp. failed to provide Uninet or us with any notice that it was redirecting the domain. As such, we were unaware of any allegations of contractual breach and management is of the opinion that all obligations as set forth by the terms and conditions of the agreements have been fulfilled and we are not aware of any reason for this dispute.

We have agreed with Uninet to jointly pursue all legal avenues available to retain the exclusive right to use the www.poker.com and to enforce the
                                             -------------
provisions  of  the  agreement  between  Ala  Corp.  and  Uninet.

After the domain was redirected, Ala Corp. transferred the registered owner of the domain to Communications Services Inc., a company registered in Western
Samoa and the registrar was changed from California based Verisign Inc. to Australia based Fabulous.com.

Together with Uninet, we applied to The Internet Corporation for Assigned Names and Numbers (ICANN), a governing body which oversees domain registration and use issues, for the purpose of obtaining a decision on the basis of the wrongful redirection of www.poker.com. ICANN, however, ruled on January 21, 2003 that
                 -------------
since the domain is now registered in the name of Communication Services Inc., it could only decide on a dispute between Ala Corp., the previous registered owner of the domain and Communications Services Inc. Together with Uninet, we did not have any standing to apply for relief with ICANN since neither of us were ever the registered owner of the domain name.

On February 28, 2003, together with Uninet, we sued Communication Services Inc. in the Supreme Court of British Columbia, Canada for a declaration that as a successor and assignee of Ala Corp., Communications is a trustee of the domain name for the benefit of Uninet and us; an accounting for profits earned by Communication through the wrongful use of the domain name; a declaration that Ala and Communication are bound by the License Agreement between Ala and Uninet; a declaration that Uninet and us are entitle to the exclusive use of the domain name.

In addition, together with Uninet, we are presently proceeding to arbitration (in accordance with the terms and conditions of the agreement) with ALA Corp. in Vancouver, British Columbia, Canada to assert Uninet and our rights under the agreements. We are in the process with Ala Corp. at selecting a mutually acceptable arbitrator.

In the meantime, together with Uninet, we requested and the current registrar, Fabulous.com to impose a lock on the domain pending outcome of the Supreme Court action and the arbitration which means the domain cannot be transferred to either another owner or to another registrar.

As mentioned above, we sub-licensed the domain name to Antico Holdings SA of Costa Rica to use the domain for operating casinos and/or card rooms. Antico has notified us that it has ceased all payments of royalties payable to us pending resolution to the dispute over the right to use the domain. It is anticipated that Antico will allege that we are responsible for damages incurred by Antico as a result of the dispute. We intend to defend any claims and will appropriately claim similarly against Uninet Technologies Inc., ALA Corp. and Communications Services Inc.

To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceedings against us. Other than as described above, no director, executive officer or affiliate thereof or owner of record or beneficially of more than five percent of our common stock is a party adverse to or has a material interest adverse to us in any proceeding.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

MARKET INFORMATION

There is no "established trading market" for shares of our common stock. As of April 14, 2003, our common stock was quoted on the over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "PKER". No assurance can be given that any "established trading market" for our common stock will develop or be maintained.

The range of high and low closing bid quotations for our common stock during each quarter of the calendar years ended December 31, 2002, and 2001 is shown below, as quoted by Bloomberg, Inc. Prices are inter-dealer quotations, without retail mark-up, markdown or commissions and may not represent actual transactions.

                                STOCK QUOTATIONS

Quarter ended       High Bid   Low Bid
------------------  ---------  --------
March 31, 2001      $    0.25  $   0.08
June 30, 2001       $    0.50  $   0.08
September 30, 2001  $    0.33  $   0.19
December 31, 2001   $    0.32  $   0.19
March 31, 2002      $    0.27  $   0.23
June 30, 2002       $    0.26  $   0.22
September 30, 2002  $    0.10  $   0.08
December 31, 2002   $    0.03  $   0.03

The future sale of our presently outstanding "unregistered" and "restricted" common stock by present members of management and persons who own more than five percent of our outstanding voting securities may have an adverse effect on any "established trading market" that may develop in the shares of our common stock.

HOLDERS

As at April 14, 2003, we had 35 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. We do not know the beneficial owners of such shares.

DIVIDENDS

We have not declared any cash dividends with respect to its common stock and do not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends in its common stock.

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is information related to the securities we sold during the last three fiscal years ended December 31, 2002, without registration under the Securities Act of 1933, as amended.

Name     Date Acquired     Number of Shares     Aggregate Consideration
-------  ----------------  -------------------  -----------------------
Nil
-------  ----------------  -------------------  -----------------------

-------  ----------------  -------------------  -----------------------

-------  ----------------  -------------------  -----------------------

     (1)  These shares were issued

     (2)  These shares were issued.

     (3)  These shares were issued

     (4) All of these shares were issued in reliance upon exemptions from registration available under Sections 4(2) and 4(6) of the Securities Act of 1934 as amended, and Rule 506 of Regulation D or Regulation S of the Securities and Exchange Commission and from various similar state exemptions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

You should read the following discussion and analysis in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-KSB.

OVERVIEW

The audited consolidated financial statements at December 31, 2002 have been prepared assuming we will continue as a going concern. These factors together raise substantial doubts about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Subsequent to December 31, 2002, we entered into an agreement to acquire the rights to a provisional patent for the method of determining skill in a tournament setting. We have refocused our resources to the development of on-line skill based gaming in view of the direction regulatory bodies are leading in respect of the legality of online gaming. We plan on operating an on-line skill based gaming site, the only one of its kind operating legally on North American soil. There can be no assurance, however, that we will be able to develop, or have developed for us, software that will permit us to operate such a gaming site.

RESULTS  OF  OPERATIONS

TWELVE  MONTHS ENDED DECEMBER 31, 2002 AND TWELVE MONTHS ENDED DECEMBER 31, 2001

Revenue. We had revenue of $2,402,564 for the twelve months ended December 31, 2002 and $1,833,397 for the months ended December 31, 2001.

During the year ended December 31, 2002, we continued our business strategy of marketing and licensing on-line gaming software. During the fourth quarter, we began to refocus its resources on developing its business in the skill based gaming arena.

Gross Profit and Gross Margin. Our gross profit was $2,041,054 during the year ended December 31, 2002, compared to gross profit of $1,579,710 during the year ended December 31, 2001. The Gross Margin as a percentage of sales during the fiscal year ended December 31, 2002 was 84.95% of sales.

General and Administrative Operating Expenses. Our total general and administrative operating expenses of $1,894,490 in fiscal 2002, compared to $1,204,089 in fiscal 2001, an increase of $690,401 The increase in General
Administrative Operating expenses during 2002 was primarily due to the accounting for $734,144 of bad debt relating to unrecoverable receivables previously accounted for as revenue. Other increases in General Administrative Operating expenses relate to the increase in overall revenue and the corresponding increase in costs such as royalty fees which are calculated on the basis of a percentage of revenues generated.

The following general and administrative expenses increased significantly in 2002 compared to 2001:

                    2002    Compare to    2001    Compare to
                               Total                 Total
                             Expenses              Expenses
  Bad debt         734,144          39%   13,500           1%
  Management fees  370,706          20%  124,175          10%


During the fourth quarter of 2002, the Company was in the process of attempting to develop cost controls and streamline its operations in response to declining working capital.

Net income for the Year. Net income for fiscal 2002 was $146,564 compared to net income of $375,621 in fiscal 2001. We had basic diluted net income of $0.01per share in 2002, compared to income of $0.02 per share in 2001.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, we had working capital of $835,452, including cash and equivalents of $458,650. At December 31, 2001, we had a working capital of $561,207, including cash and cash equivalents of $169,527.

During the year ended December 31, 2002, the Company used cash in operating activities of $241,316 and cash in investing activities of $ 30,730.

We had no long-term debt obligations at December 31, 2002.We have entered into no derivative financial instrument arrangements to December 31, 2002.

CRITICAL ACCOUNTING POLICIES

Our discussions and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments, particularly those related to the determination of the impairment of its intangible assets. Actual results could differ from the estimates. We believe the following are the critical accounting policies used in the preparation of the consolidated financial statements.

The consolidated financial statements have been prepared on the going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. If we were not to continue as a going concern, we would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. We had working capital of $835,452 as at December 31, 2002, and had an operating income of $146,564 for the twelve-month period ended December 31, 2002

In January 2002, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and indefinite life intangible assets are no longer amortized. Separate intangible assets that are not deemed to have indefinite life will continue to be amortized over their useful lives. SFAS No. 142 also establishes a new method of testing goodwill and other intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of that goodwill or other intangible asset below its carrying value. The non-amortization provision of SFAS No. 142 applying to goodwill and other tangible assets acquired has been adopted at January 1, 2002.

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     POKER.COM, INC.

     CONSOLIDATED FINANCIAL STATEMENTS
     DECEMBER 31, 2002 AND 2001
     (U.S. DOLLARS)




     INDEX                                                                  PAGE
     -----                                                                  ----

     REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS                             1

     CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets                                             2

     Consolidated Statements of Operations                                   3

     Consolidated Statements of Stockholders' Equity                         4

     Consolidated Statements of Cash Flows                                   5

     Notes to Consolidated Financial Statements                             6-19

                   REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS

TO THE DIRECTORS AND SHAREHOLDERS OF POKER.COM, INC.

We have audited the accompanying consolidated balance sheets of Poker.com, Inc. as at December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.




"Pannell Kerr Forster"

Chartered Accountants

Vancouver, Canada
March 19, 2003

POKER.COM, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31
(U.S. DOLLARS)

============================================================================================
                                                                       2002         2001
--------------------------------------------------------------------------------------------
                                                                                  (note 3)
ASSETS

CURRENT
  Cash                                                              $  458,650   $  169,527
  Accounts receivable, net of $671,250
    (2001 - $18,750) allowance for
    bad debts (notes 5 and 12(b))                                      894,635      875,390
  Prepaid expenses and deposits                                              0       17,062
--------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                 1,353,285    1,061,979
LONG-TERM RECEIVABLE, net of $11,850 discounting                        22,361       56,150
PROPERTY AND EQUIPMENT (note 6)                                         55,598      167,576
INTANGIBLE ASSETS (note 7)                                             266,176      215,495
--------------------------------------------------------------------------------------------

TOTAL ASSETS                                                        $1,697,420   $1,501,200
============================================================================================

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities (note 8)                 $  517,833   $  500,772
--------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                      517,833      500,772
--------------------------------------------------------------------------------------------

CONTINGENCIES AND COMMITMENTS (notes 12 and 14)

STOCKHOLDERS' EQUITY (note 10)

PREFERRED STOCK, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding

COMMON STOCK AND PAID-IN CAPITAL IN EXCESS OF $0.01 PAR
VALUE
  100,000,000  Shares authorized
  17,175,000  (2001 - 16,950,000) shares issued and outstanding      1,624,155    1,590,405
TREASURY STOCK, at cost, 27,000 shares                                  (6,881)      (6,881)
SUBSCRIPTIONS RECEIVED                                                  32,480       32,480
ACCUMULATED OTHER COMPREHENSIVE INCOME                                  17,229       18,384
ACCUMULATED DEFICIT                                                   (487,396)    (633,960)
--------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                           1,179,587    1,000,428
--------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $1,697,420   $1,501,200
============================================================================================


See notes to consolidated financial statements.    2

POKER.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31
(U.S. DOLLARS)

=========================================================================================
                                                     2002          2001          2000
-----------------------------------------------------------------------------------------
                                                                   (note 3)      (note 3)
REVENUES
  Marketing and sub-licensing                    $ 2,402,564   $ 1,833,397   $ 1,184,290
COST OF GOODS SOLD (not including depreciation
  and amortization)                                   61,510       253,687       314,465
-----------------------------------------------------------------------------------------

GROSS MARGIN                                       2,041,054     1,579,710       869,825
-----------------------------------------------------------------------------------------

EXPENSES
  Bad debt (note 15)                                 734,144        13,500        55,250
  Management fees (note 11(a))                       370,706       124,175        76,865
  Wages                                              254,297       326,939        93,926
  Office supplies and services                       146,618       129,104       107,544
  Corporation promotion                              106,544        92,234       172,041
  Royalties                                           81,818        70,843        70,449
  Website marketing                                   74,568       261,273       434,838
  Rent                                                37,929        19,648        16,156
  Professional fees                                   33,516        28,106        48,217
  Insurance                                           21,989         7,407             0
  Write-down of intangible assets (note 8(c))              0        52,494        94,444
  Write-down of long-term receivable                       0             0        11,850
  Depreciation and amortization                       32,361        78,366        27,308
-----------------------------------------------------------------------------------------

TOTAL EXPENSES                                     1,894,490     1,204,089     1,208,888
-----------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAX                      146,564       375,621      (339,063)
INCOME TAX                                            51,297       131,467             0
REDUCTION OF INCOME TAX ON
  LOSS CARRYFORWARD APPLICATION                      (51,297)     (131,467)            0
-----------------------------------------------------------------------------------------

NET INCOME (LOSS) FOR YEAR                       $   146,564   $   375,621   $  (339,063)
=========================================================================================

BASIC NET INCOME (LOSS) PER SHARE                $      0.01   $      0.02   $     (0.02)
DILUTED NET INCOME (LOSS) PER SHARE              $      0.01   $      0.02           N/A
=========================================================================================

SHARES USED IN
  Basic per share computation                     17,142,945    16,943,219    15,984,330
  Diluted per share computation                   17,685,000    18,481,000           N/A
=========================================================================================


See notes to consolidated financial statements.    3

POKER.COM, INC.
CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY
YEARS  ENDED  DECEMBER  31
(U.S.  DOLLARS)

=============================================================================================================================
                                                                              ACCUMULATED
                                                                                  OTHER
                                                                              COMPREHENSIVE                       TOTAL
                                 COMMON STOCK      TREASURY   SUBSCRIPTIONS       INCOME        ACCUMULATED    STOCKHOLDERS'
                             SHARES      AMOUNT     STOCK       RECEIVED          (LOSS)          DEFICIT         EQUITY
-----------------------------------------------------------------------------------------------------------------------------
Balance, at
  December 31, 1999        14,100,000  $  510,000  $     0   $      500,000   $      (14,130)  $   (670,518)  $      325,352
-----------------------------------------------------------------------------------------------------------------------------
Net loss                            0           0        0                0                0       (339,063)        (339,063)
Foreign currency
  translation adjustment            0           0        0                0           18,885              0           18,885
                                                                                                              ---------------
Total comprehensive
  loss                                                                                                              (320,178)
Shares issued for cash      1,080,000     260,000        0                0                0              0          260,000
Shares issued for
  settlement of debt          225,000     175,000        0                0                0              0          175,000
Subscription
  receivable                   30,000      10,000        0          (10,000)               0              0                0
Subscription received       1,500,000     500,000        0         (467,520)               0              0           32,480
Stock option benefit                0      14,235        0                0                0              0           14,235
-----------------------------------------------------------------------------------------------------------------------------
Balances, at
  December 31, 2000
  (note 3)                 16,935,000   1,469,235        0           22,480            4,755     (1,009,581)         486,889
-----------------------------------------------------------------------------------------------------------------------------
Net income                          0           0        0                0                0        375,621          375,621
Foreign currency
  translation adjustment            0           0        0                0           13,629              0           13,629
                                                                                                              ---------------
Total comprehensive
  Income                                                                                                             389,250
Shares issued for cash         15,000       2,250        0                0                0              0            2,250
Subscriptions received              0           0        0           10,000                0              0           10,000
Stock option benefit                0     118,920        0                0                0              0          118,920
Repurchase of
  common stock for
  treasury                          0           0   (6,881)               0                0              0           (6,881)
-----------------------------------------------------------------------------------------------------------------------------
Balance, at
  December 31, 2001
  (note 3)                 16,950,000   1,590,405   (6,881)          32,480           18,384       (633,960)       1,000,428
-----------------------------------------------------------------------------------------------------------------------------
Net income                          0           0        0                0                0        146,564          146,564
Foreign currency
  translation adjustment            0           0        0                0           (1,155)             0           (1,155)
                                                                                                              ---------------
Total comprehensive
  Income                                                                                                             145,409
Shares issued for cash
  on exercise of options      225,000      33,750        0                0                0              0           33,750
-----------------------------------------------------------------------------------------------------------------------------

Balance, at
  December 31, 2002        17,175,000  $1,624,155  $(6,881)  $       32,480   $       17,229   $   (487,396)  $    1,179,587
=============================================================================================================================


See notes to consolidated financial statements.    4

POKER.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31
(U.S. DOLLARS)

========================================================================================
                                                         2002        2001        2000
----------------------------------------------------------------------------------------
                                                                   (note 3)    (note 3)
OPERATING ACTIVITIES
  Net income (loss)                                   $ 146,564   $ 375,621   $(339,063)
  Adjustments to reconcile net
  income (loss) to net cash provided
  (used in) operating activities
    Write-down of intangible assets                           0      52,494      94,444
    Write-down of long-term receivable                        0           0      11,850
    Depreciation and amortization                        32,361      78,366      27,308
    Stock option benefit                                      0     118,920      14,235
    Bad debt expense                                    734,144      13,500      55,250
 Changes in non-cash working capital
    Accounts receivable                                (705,876)   (398,842)   (401,877)
    Prepaid expenses and deposits                        17,062      33,167     (47,594)
    Accounts payable and accrued liabilities             17,061     (35,378)    464,500
----------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                  241,316     237,848    (120,947)
----------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Purchase of intangible assets                               0     (52,337)          0
  Purchase of property and equipment                    (29,270)    (81,493)   (145,740)
  Collections of long-term receivable                    60,000      37,984           0
----------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      30,730     (95,846)   (145,740)
----------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Subscriptions received                                      0      10,000           0
  Proceeds from issuance of common stock                 33,750       2,250     260,000
  Purchase of treasury stock                                  0      (6,881)          0
----------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                33,750       5,369     260,000
----------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                 (16,673)    (19,619)      7,330
----------------------------------------------------------------------------------------

INFLOW OF CASH                                          289,123     127,752         643
CASH, BEGINNING OF YEAR                                 169,527      41,775      41,132
----------------------------------------------------------------------------------------

CASH, END OF YEAR                                     $ 458,650   $ 169,527   $  41,775
========================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
  Reduction of subscriptions received by
    issuance of shares                                $       0   $       0   $(400,000)
  Assets received for share subscriptions             $       0   $       0   $  32,480
  Issue of common stock for
    payment of debt                                   $       0   $       0   $ 175,000
========================================================================================


See notes to consolidated financial statements.    5

POKER.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(U.S. DOLLARS)

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

     (c)  Other comprehensive income (loss)

          The Company has other comprehensive income (loss) arising from foreign currency translation. Accordingly, other comprehensive income is shown as a separate component of stockholders' equity.

POKER.COM,  INC.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2002,  2001  AND  2000
(U.S.  DOLLARS)

================================================================================

2.   SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     (d)  Net income (loss) per share

          Net income (loss) per share calculations are based on the weighted average number of common shares outstanding during the year. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the year. The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented:

          =====================================================================
                                                      Weighted
                                            Net       Average         Net
                                           Income      Number    Income (Loss)
                                           (Loss)    Of Shares     Per Share
          ---------------------------------------------------------------------
          Year ended December
            31, 2000                     $(339,063)  15,984,330  $       (0.02)
          =====================================================================

          Year ended December
            31, 2001                       375,621   16,943,219  $        0.02
          Effect of dilutive securities
            Stock options outstanding            0    1,537,781           0.00
          ---------------------------------------------------------------------

          Dilutive net income            $ 375,621   18,481,000  $        0.02
          =====================================================================

          Year ended December
            31, 2002                     $ 146,564   17,142,945  $        0.01
          Effect of dilutive securities
            Stock options outstanding            0      542,055           0.00
          ---------------------------------------------------------------------

          Dilutive net income            $ 146,564   17,685,000  $        0.01
          =====================================================================

     (e)  Revenue recognition

          The Company recognizes revenues from licensees and customers on an accrual basis according to the terms and conditions of each individual license agreement. Allowances for non-collection of revenues are made when collectibility becomes uncertain.

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

POKER.COM,  INC.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2002,  2001  AND  2000
(U.S.  DOLLARS)

================================================================================

2.   SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     (f)  Foreign currency translation

          The Company's operations and activities are conducted principally in Canada, hence the Canadian dollar is the functional currency, which is translated into U.S. dollars for reporting purposes as follows:

          (i) Assets and liabilities at the rate of exchange in effect as at the balance sheet date; and

          (ii) Revenues and expenditures at the average rate of exchange for the year.

          Gains and losses arising from this translation of foreign currency are accounted for as other comprehensive income (loss).

     (g)  Use of estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to the determination of the impairment of assets and useful lives for depreciation. Financial results as determined by actual events could differ from those estimates.

     (h)  Stock-based compensation

          The Company applies the intrinsic value method of accounting as prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations, in accounting for options granted to employees. As such, compensation expense is recorded on the date of the grant when the market price of the underlying stock exceeds the exercise price. SFAS 123 "Accounting for Stock-based Compensation" establishes accounting and disclosure requirements using the fair value-based method of accounting for stock-based compensation plans. As allowed by SFAS 123, the Company elected to continue to apply the intrinsic value-based method of accounting described above and have adopted the disclosure requirements of SFAS 123.

POKER.COM,  INC.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2002,  2001  AND  2000
(U.S.  DOLLARS)

================================================================================

2.   SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     (h)  Stock based compensation (Continued)

          The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option granted to employees, and accordingly, compensation expense of $Nil (2001 - $17,000; 2000 - $7,875) was recognized as salaries expense. Had compensation expense been determined as provided in SFAS 123 using the Black-Scholes option-pricing model, the pro-forma effect on the Company's net income
          (loss)  and  per  share  amounts  would  have  been  as  follows:

          ======================================================================
                                                 2002        2001        2000
          -----------------------------------  ---------  ----------  ----------
          Net income (loss), as reported       $146,564   $ 375,621   $(339,063)
          Add:  Stock-based employee
          compensation expense under
          intrinsic value method, included in         0      17,000       7,875
          reporting net income (loss), net of
          related tax effects
          Deduct:  Total stock-based
          compensation expense determined
          under fair value based method for           0    (249,000)    (12,788)
          all awards, net of related tax
          effects
          -----------------------------------  ---------  ----------  ----------
          Net income (loss), pro-forma         $146,564   $ 143,621   $(343,976)
          ======================================================================

          ======================================================================
                                                   2002        2001        2000
          -----------------------------------  ---------  ----------  ----------
          Net income (loss) per share, as
          reported                             $   0.01   $    0.02   $   (0.02)
          Add:  Stock-based employee
          compensation expense per share
          under intrinsic value method,            0.00        0.00        0.00
          included in reporting net income
          (loss), net of related tax effects
          Deduct:  Total stock- based
          compensation expense per share
          expense determined under fair           (0.00)      (0.01)      (0.00)
          value based method for all awards,
          net of related tax effects
          -----------------------------------  ---------  ----------  ----------
          Net income (loss) per share,
            pro-forma                          $   0.01   $    0.01   $   (0.02)
          ======================================================================

POKER.COM,  INC.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2002,  2001  AND  2000
(U.S.  DOLLARS)

================================================================================

2.   SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     (h)  Stock based compensation (Continued)

          The fair value of each option grant is calculated using the following weighted average assumptions:

          ==========================================
                                     2002     2001
          ------------------------  -------  -------
          Expected life (years)          1        2
          Risk free interest rate      5.0%     5.0%
          Expected volatility       129.66%  129.66%
          Expected dividend yield     0.00%    0.00%
          ==========================================

     (i)  Recent accounting pronouncements

          (a) In July 2001, FASB issued Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. This statement includes requirements to test good will and indefinite lived intangible assets for impairment rather than amortization. This statement is effective for years beginning December 15, 2001. The Company adopted this effective January 1, 2002. The effect was to decrease amortization expense for 2002 by $5,400.

          (b) In October 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", and develops a single accounting model, based on the framework established in SFAS No. 121 for Long-Lived Assets to be disposed of by sales, whether such assets are or are not deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. The standard was adopted on January 1, 2002, and does not have a material effect on these consolidated financial statements.

POKER.COM,  INC.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2002,  2001AND  2000
(U.S.  DOLLARS)

================================================================================

2.   SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     (i)  Recent accounting pronouncements (Continued)

          (c)  In  December  2002,  FASB  issued  SFAS  148,  "Accounting  for
               Stock-based Compensation - Transition and Disclosure, an amendment to SFAS 123". SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock-based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendment to SFAS 123, which provides for additional methods, are effective for the periods beginning after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company intends to adopt these requirements effective January 1, 2003.

          (d) In November 2001, the FASB issued EITF Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out of Pocket' Expenses Incurred". This guidance requires companies to recognize the recovery of reimbursable expenses such as travel costs on service contracts as revenue. These costs are not netted as a reduction of cost. This guidance was implemented on January 1, 2002, and does not have a material effect on these consolidated financial statements.

3.   COMPARATIVE  FIGURES

     Certain of the comparative figures have been reclassified to conform with the current year's presentation.

4.   FINANCIAL  INSTRUMENTS

     (i)  Fair  values

          The carrying value of cash, accounts receivable and accounts payable and accrued liabilities approximate their fair value because of the short maturity of these financial instruments. The long-term receivable has been discounted to reflect the maturity date.

     (ii) Interest rate risk

          The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary current assets and current liabilities.

POKER.COM,  INC.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2002,  2001  AND  2000
(U.S.  DOLLARS)

================================================================================

4.   FINANCIAL  INSTRUMENTS  (Continued)

     (iii) Credit risk

          The Company is exposed to credit risk to its accounts receivable. The Company follows a program of credit evaluations of customers and limits the amount of credit extended when deemed necessary. The Company maintains provisions for potential credit losses and any such losses to date have been within management's expectations.

          A significant portion of the Company's accounts receivable is due from its master licensee. The liability of the master licensee to meet its obligations could materially impact future operating results.

     (iv) Foreign exchange risk

          The Company translates the results of foreign operations into US currency using rates approximating the average exchange rate for the year. The exchange rate may vary from time to time. This risk is minimized to the extent foreign capital expansions are financed in foreign dollars.

5.   ACCOUNTS  RECEIVABLE

     Accounts receivable at December 31, 2002 includes $591,048 (2001 - $627,275) receivable from a corporation which also collects royalties, commissions and fees from various licensees and customers of the Company. This amount is comprised of $496,687 (2001 - $461,064) receivable for royalties and $94,361 (2001 - $166,211) receivable for a master license. The revenue related to the licence receivable was recognized when the site went live. The revenue related to royalties receivable is recognized on a monthly basis to match the obligation of the licensee to pay 15% of their net monthly deposits received.

     The master license receivable was due at $6,000 per month, without interest, commencing in 2001 over a 2 year period. Ten payments totalling $60,000 were received during the year ended December 31, 2002. The payments have been halted by the master licensee until the Domain name dispute has been settled (note 12)(b)). The receivable has been discounted to reflect the maturity date.

POKER.COM,  INC.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2002,  2001  AND  2000
(U.S.  DOLLARS)

================================================================================

6.   PROPERTY  AND  EQUIPMENT

          ================================================================
                                                    Accumulated
                                           Cost    Depreciation     Net
          ----------------------------------------------------------------

          Furniture                      $  1,537  $         769  $    768
          Computer hardware                54,194         17,479    36,715
          Computer software (note 8(b))   205,316         75,223   130,093
          ----------------------------------------------------------------

          Balance, December 31, 2001     $261,047  $      93,471  $167,576
          ================================================================

          Furniture                      $  2,541  $       2,039  $    502
          Computer hardware                69,646         28,440    41,206
          Computer software (note 8(b))   109,244         95,354    13,890
          ----------------------------------------------------------------

          Balance, December 31, 2002     $181,431  $     125,833  $ 55,598
          ================================================================

7.   INTANGIBLE  ASSETS

     Pursuant to an agreement dated July 16, 1999, the Company acquired for $225,000 the exclusive marketing and licensing rights to the Poker.com domain (note 8(a)). The license will revert to ALA Corp. ("ALA"), the owner of the domain, if the Company:

     (a)  fails to perform or defaults on the agreement;
     (b)  causes the owner of the domain to be in violation of any law; or
     (c)  becomes insolvent.

     Amortization of $14,571 was charged in previous years against the original cost of $225,000 resulting in a net book value of $210,429 at December 31, 2002.

     Pursuant to an agreement dated October 27, 2002, Casino acquired for $50,000 the exclusive marketing and licensing rights to the Poker.cc domain (note 8(f)). No amortization has been charged against this cost.

     Domain  names acquired at a cost of $5,748 are included in the intangibles.

POKER.COM,  INC.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2002,  2001  AND  2000
(U.S.  DOLLARS)

================================================================================

8.   LICENSE  AGREEMENTS

     (a)  Uninet Technologies

     Pursuant to an agreement dated July 16, 1999, the Company obtained the exclusive marketing and licensing rights to the Poker.com domain, from Uninet Technologies ("Uninet"), which obtained the rights from ALA in exchange for 750,000 common shares and $100,000. As part of the transaction, an additional 750,000 shares valued at $125,000 were issued to the officers of the Company as compensation expense. The previous CEO of the Company is also a director of Uninet. The Company is obligated to pay a 4% royalty of any gross revenue including marketing revenue from the casino site to ALA.Title will transfer to the Company once total cumulative royalties exceed $1,000,000.

     (b)  Starnet Systems International Inc.

          Pursuant to an Agreement ("Agreement") dated September 14, 2001, the Company purchased a non-transferable license and a single sublicense of Starnet System International Inc.'s ("SSII") Internet Casino software in return for the following:

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

          The Agreement is automatically renewed for a one year period unless the Company gives written notice at least 45 days prior to the end of any one year period. SSII can terminate this Agreement by giving written notice at least 6 months prior to the end of any one year term provided, including the first year of the Agreement.

     (c)  Gamingtech

          Pursuant to an agreement dated November 29, 1999, Casino purchased the following for $100,000:

          (i) the non-exclusive and non-transferable right to sub-license Gamingtech's gaming software; and

POKER.COM,  INC.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2002,  2001  AND  2000
(U.S.  DOLLARS)

================================================================================

8.   LICENSE  AGREEMENTS  (Continued)

     (c)  Gamingtech (Continued)

          (ii) the right of Casino's sub-licensees to grant the use of the software to end users.

          This amount has been capitalized as computer software. Casino is obligated to pay Gamingtech a set-up fee for each new sub-licensee and a percentage of gross revenue of every sub-licensee. At December 31, 2001, $103,014 was included in accounts payable. In the year ended December 31, 2000, management determined the software was obsolete and recorded a loss on disposal of $94,444.

     On May 5, 2002, Chartwell Games Corp. ("Chartwell") (formerly known as Gaming Tech Corporation) signed a Mutual Release and Termination Agreement that relieved Casino of all liability for the payment of $103,014 owed to Chartwell for the software that was disposed of by Casino in the year ended December 31, 2000. At December 31, 2002 there is no amount included in accounts payable.

     (d)  Transnet International S.A.

          Pursuant to an agreement dated February 15, 2001, the Company purchased the unlimited right to use, distribute or sublicense Transnet International S.A.'s ("Transnet") poker software. The Company must:

          (i)  pay  $30,000  (paid);
          (ii) issue 240,000 (80,000 pre-split) shares of Poker.com Inc. (unissued). These shares were deemed to be issued at $0.406 each, the last traded price on February 15, 2001; and
         (iii) payment of continuing license fees, as agreed, of the sub-licensees' monthly rake from the online poker tables.

          The Company must also pay Transnet for additional sub-licenses at an agreed upon amount.

     (e)  Trimon Systems Inc.

          Pursuant to a Definitive Master License Agreement ("Agreement") dated July 31, 2002, the Company purchased:

          (i) a non-exclusive, non-transferable license to use the software only in connection with the business and to transmit the client software directly or assign the rights to use the software to Antico Holdings SA (a Poker.com Inc. sub-licensee) only in object code form to end users by means of Electronic Distribution;

          (ii) a non-exclusive, non-transferable license to sell to third parties sub-license and/or a Master license; and

POKER.COM,  INC.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2002,  2001  AND  2000
(U.S.  DOLLARS)

================================================================================

8.   LICENSE  AGREEMENTS  (Continued)

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

     (f)  Syzygy  Enterprises  Inc.

          Pursuant to an agreement dated October 27, 2001, Casino obtained the exclusive marketing and licensing rights to the Poker.cc domain for $50,000, from Syzygy Enterprises Inc. ("Syzygy") and John Bottomley. As part of the agreement Casino has agreed to sell Syzygy an exclusive worldwide sub-license to use the URL Poker.cc for the sole purposes of operating a poker card room and marketing the Poker.cc cardroom. The price of the sub-license is $50,000 and all parties agreed to exchange the rights to the poker.cc domain as consideration for the sub-license. This amount has been capitalized to intangible assets (note 6). The term of the license expires October 1, 2051. Under the terms of the sub-license, Syzygy must pay Casino a royalty fee of 60% of the rake earned from the Poker.cc cardroom.

9.     ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES

          ======================================================================
                                                                2002      2001
          ----------------------------------------------------------------------

          Trade payables                                      $517,408  $316,093
          Payable to Gamingtech (note 8(c))                          0   103,014
          Management fees payable to officers and directors          0    77,365
          Royalties payable (note 8(a))                              0     3,875
          Advances from related parties (note 11(b))               425       425
          ----------------------------------------------------------------------

                                                              $517,833  $500,772
          ======================================================================

POKER.COM,  INC.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2002,  2001  AND  2000
(U.S.  DOLLARS)

================================================================================

10.  STOCKHOLDERS'  EQUITY

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

          The following table summarizes the Company's stock option activity for the years ended December 31, 2002 and 2001:

          ======================================================================
                                                                        Weighted
                                                           Exercise     Average
                                               Number        Price     Exercise
                                             of Options   Per Option     Price
          ----------------------------------------------------------------------

          Balance, December 31, 2000          1,444,500   $      0.33  $    0.33
          Granted during year                   415,000   $      0.15  $    0.15
          Exercised                             (15,000)  $      0.15  $    0.15
          Cancelled                            (313,500)  $      0.15  $    0.15
          ----------------------------------------------------------------------

          Balance, December 31, 2001          1,531,000   $      0.15  $    0.15
            Exercised                          (225,000)  $      0.15  $    0.15
            Cancelled                          (796,000)  $      0.15  $    0.15
          ----------------------------------------------------------------------

          Balance, December 31, 2002            510,000   $      0.15  $    0.15
          ======================================================================

          Effective March 1, 2001 all options outstanding were repriced from $0.33 to $0.15.

          As a result of this change, these options became variable and an additional compensation expense of $101,920 was charged to wages in 2001.

POKER.COM,  INC.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2002,  2001  AND  2000
(U.S.  DOLLARS)

================================================================================

10.  STOCKHOLDERS'  EQUITY  (Continued)

          During the year ended December 31, 2000, the Company granted 20,000 stock options to non-employees. These options have been recognized applying SFAS 123 using the Black-Scholes option-pricing model which resulted in additional legal and consulting fees of $6,360 in the accounts in the year 2000. The fair value of each option grant is calculated using the assumptions described in note 2(h).

11.  RELATED  PARTY  TRANSACTIONS

     (a) During the year ended December 31, 2002, the Company paid management fees of $146,158 (2001 - $91,670; 2000 - $60,000) to an ex-officer.

     (b) Advances from related parties are from companies controlled by a shareholder and director. The amounts are non-interest bearing and have no terms of repayment (note 8).

12.  CONTINGENT  LIABILITIES

     (a) The Company cannot verify whether the customers are of a lawful age. However, it has taken precautions to ensure customers are not from Canada, because allowing Canadian residents to use the gaming software would be an illegal activity.

          At present, the sale of Internet gaming software/licenses is unregulated. As the Internet grows in popularity and use, it is possible that certain laws and regulations will be adopted which may materially affect the Company's ongoing operations.

     (b) The Company is a plaintiff in a lawsuit initiated by Uninet, the master licensee, against ALA, the owner of the Poker.com URL/Domain name. The master licensee sold a sublicense to the Company, granting it the exclusive use of the URL/Domain name for a period of 99 years. The owner of the URL/Domain name is accused of wrongfully breaching the license agreement by assigning the URL/Domain name to a different company.

13.  INCOME  TAXES

     A deferred tax asset stemming from the Company's net operating loss carry forward, has been reduced by a valuation account to zero due to uncertainties regarding the utilization of the deferred assets.

=======================================================================================
                                                                    2002        2001
---------------------------------------------------------------------------------------

Income tax (provision) benefit at the federal statutory rate of
35%                                                               $ 51,297   $ 131,467
Valuation allowance changes affecting the provision for
income taxes                                                      $(51,297)  $(131,467)
---------------------------------------------------------------------------------------
                                                                  $      0   $       0
=======================================================================================

POKER.COM,  INC.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2002,  2001  AND  2000
(U.S.  DOLLARS)

================================================================================

13.  INCOME  TAXES  (Continued)

     The Company's income tax provision was computed based on the Canadian federal statutory rate as the Company is deemed to be a resident of Canada for income tax purposes.

     At December 31, 2002, the Company has available a net operating loss carry forward of approximately $298,000 which it may use to offset future Canadian federal taxable income. The net operating loss carry forward if not utilized, will begin to expire in 2005.

14.  COMMITMENTS

     (a) The Company is obligated to compensate one of its ex-officers for management fees calculated as the greater of 5% of gross revenues or $5,000 per month.

     (b) In 2003 the Company leased premises at an annual rental of $7,716 under terms of a lease expiring in May 2006.

15.  BAD  DEBT  EXPENSE

     During the year ended December 31, 2002, the Company recorded an allowance for bad debts of $671,250. Of the total sales for the year, the Company recognized bad debt expenses of $734,144 as it was deemed uncollectible by management.

16.  SEGMENTED  INFORMATION

     The  Company's  revenues  are  derived  solely  from foreign countries. The
     Company's  computer  hardware  is  located  in  a  foreign  country.

     One customer contributes approximately 27% (2001 - 37%; 2000 - 27%) of the total revenues from foreign countries.

17.  SUBSEQUENT  EVENTS

     (a) The Company entered into an agreement to purchase all rights, title and interest in an invention that is related to a method of determining skill in a tournament setting as well as the patent application for this invention and five registered internet domain names related to the name of the invention. The agreement calls for the Company to pay cash of $50,000, issue 3,000,000 common shares of the Company to the vendor, and to pay the vendor the greater of $3,500 per month or 4% of the monthly gross revenue for a period of 96 years.

     (b) The Company issued 1,100,000 stock options at a price of $0.02 and repriced the outstanding options at year-end from $0.15 per share to $0.02 per share. These stock options have no vesting provision and will expire in one year from the date of issue. The compensation expense will be restated in 2003.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the last two fiscal years ended December 31, 2002 and 2001, included in this report have been audited by Pannell Kerr Forster, of Vancouver, British Columbia, Canada, as set forth in their report included herein.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

Name           Age    Title
-------------  ---  ----------
Keith Andrews   46  Director
-------------  ---  ----------
Cecil Morris    72  Director
-------------  ---  ----------
Mark Glusing    32  President
-------------  ---  ----------
Mark Glusing    32  Acting CFO
-------------  ---  ----------

BACKGROUND OF OFFICERS AND DIRECTORS

Keith Andrews

Mr. Keith Andrews brings a wealth of experience to the company. He currently serves as Vice President of Strategic Alliances for VERB Exchange; a Vancouver based unified communications company. Mr. Andrews ran his own successful consulting firm for 10 years providing services, strategies and contract negotiating skills to major corporations. He has worked with AT&T, Spectra Group, IMG, and Keg restaurants. Mr. Andrews has been responsible for major sponsorship and alliance negotiations involving firms such as Molson Breweries, Labatt's, Nike, Coca Cola, Pepsi, JBL, BOSE, and major sports affinity associations. Mr. Andrews provides leadership and vision in identifying marketing synergies and execution plans that bring value and new opportunities to the Company's business model. Mr. Andrews is also a director of the Company's wholly owned subsidiary Skill Poker.com Inc.

Cecil  Morris

Cecil Morris is a retired, freelance business consultant based in Cape Town, South Africa with expertise in software programming and electronics development. Mr. Morris assisted a number of technology companies based in South Africa and internationally during his career.

Mark  Glusing

Mr. Mark Glusing is the President and acting CFO of the company. Mr. Glusing has a strong background in international business management and finance and previously was a director and the Chief Operating Officer of Immune Network Ltd., a publicly traded biotech company, and is a former director of BC Research Inc., a technology incubator based in Vancouver. Mr. Glusing recently resigned as a director of publicly traded Pan Asia Communications Inc. and currently is a director of 649.com Inc. and is President and a director of the Company's wholly owned Skill Poker.com.

There are no family relationships among the directors or executive officers of the Company.

As the Company is currently in the process of restructuring its management, there is no one in the capacity as a financial expert and therefore the President of the company is acting in a dual role capacity.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To the best of the registrant's knowledge, during the past five years, no director, executive officer, promoter or control person of the Company:

     (1) has filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing;

     (2) were convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3) were the subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of the following activities:

          (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

          (ii) engaging  in  any  type  of  business  practice;

          (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws.

     (4) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

     (5) were found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in such civil finding or find by the Securities and Exchange Commission has not been subsequently reversed, suspended or vacated;

     (6) were found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

To the best of our knowledge all directors, officers and persons who beneficially owned more than ten percent of our common stock filed timely reports in compliance with Section 16(a), except as follows: (state any exceptions for late filings of forms)

ITEM 10.     EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by the Company to the Chief Executive Officer and the other highest paid executive officers (the "Named Executive Officer") during the three most recent fiscal years.

                                        SUMMARY COMPENSATION TABLE


--------------  --------  --------  ------  -------------  ----------  -----------  ---------  -----------
                                                           Long Term Compensation
                                                           ----------------------------------
                Annual Compensation                          Awards                  Payouts
--------------  --------  --------  ------  -------------  ----------  -----------  ---------  -----------
      (a)         (b)        (c)     (d)         (e)          (f)          (g)        (h)         (i)
--------------  --------  --------  ------  -------------  ----------  -----------  ---------  -----------
                                                                       Securities
Name and                                    Other Annual   Restricted  Underlying     LTIP      All Other
Principal                  Salary   Bonus      Compen-       Stock      Options/    Pay outs     Compen-
Position          Year      ($)      ($)     sation ($)      Awards     SARS (#)       ($)     sation ($)
--------------  --------  --------  ------  -------------  ----------  -----------  ---------  -----------

Charlo         12/31/00                                                                        $    33,409
Barbosa
Former
President,
COO and
Director (1)
--------------  --------  --------  ------  -------------  ----------  -----------  ---------  -----------
Michael         12/31/02                                                                       $   146,158
Jackson         12/31/01                                                                       $    91,671
Former          12/31/00                                                                       $    37,500
President,
CEO,
Secretary and
--------------  --------  --------  ------  -------------  ----------  -----------  ---------  -----------
Director (2)
--------------  --------  --------  ------  -------------  ----------  -----------  ---------  -----------


--------------  --------  --------  ------  -------------  ----------  -----------  ---------  -----------
Christa          12/31/02                                                                      $    45,265
Taylor           12/31/01                                                                      $    45,331
Former           12/31/00                                                                      $    35,000
President,
CFO,
Secretary and
Director (3)
--------------  --------  --------  ------  -------------  ----------  -----------  ---------  -----------
Mark Glusing     12/31/02                                                                      $     3,945
President (4)
--------------  --------  --------  ------  -------------  ----------  -----------  ---------  -----------

--------------  --------  --------  ------  -------------  ----------  -----------  ---------  -----------

--------------  --------  --------  ------  -------------  ----------  -----------  ---------  -----------


     (1) Mr. Barbosa resigned his offices and as a director on November 2, 2000.

     (2) Mr. Jackson was appointed CEO, Secretary and elected to the Board of Directors on July 16, 1999. He resigned as Secretary in November 2, 2000 and maintained the offices of President and CEO in addition to his position on the Board of Directors. In September 2001, Mr. Jackson resigned as CEO and as a director. On the resignation of Ms. Taylor in November 2002, Mr. Jackson was again appointed to the offices of President and CEO. He resigned on December 13, 2002 on the appointment of Mr. Glusing as President. All other compensation paid was to a company wholly owned by Mr. Jackson and was for management services.

     (3) Ms. Taylor was initially appointed as our CFO and Secretary in November 2000. She was appointed to the Board of Directors on the 2nd of November, 2000. In September 2001, Ms. Taylor resigned as CFO and director and was reappointed CFO and also as the President. In November 2002, Ms. Taylor resigned as President and CFO.

     4)   Mr.  Glusing  was  appointed  President  on  December  13,  2002.


OPTIONS/SAR  GRANTS

We  did  not  issue  any options or SARs during the year ended December 31, 2002

LONG-TERM  INCENTIVE  PLAN  AWARDS

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, stock price or any other measure.

COMPENSATION  OF  DIRECTORS

There are no standard arrangements pursuant to which our directors are compensated for services provided as director. No additional amounts are payable to our directors for committee participation or special assignments.

REPORT  ON  REPRICING  OF  OPTIONS/SAR

We  did not reprice any options or SARs during the year ended December 31, 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial shareholdings of those persons or entities who beneficially hold five percent or more of our common stock as of April 14, 2003 with the computation being based upon 20,175,000 shares of common stock being outstanding.

                  Number of Shares Beneficially  Percentage of
Name and Address              Owned                  Class
----------------  -----------------------------  --------------

CEDE & Co.                           12,529,645          62.10%
----------------  -----------------------------  --------------
Liz Bryce                             1,297,900            6.4%
----------------  -----------------------------  --------------
Total                                13,827,545          68.50%
----------------  -----------------------------  --------------

(1) Liz Bryce owns 1,297,900 shares through her company ALA Corp and collectively with her parents owns 2,403,400 shares or 12% of the issued shares of the Company.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth the shareholdings of our directors and executive officers as of April 14, 2003 based upon nil shares of common stock being outstanding:

                  Number of Shares Beneficially  Percentage of
Name and Address              Owned                  Class
----------------  -----------------------------  -------------

Keith Andrews     NIL                            N/A
----------------  -----------------------------  -------------
Cecil Morris      NIL                            N/A
----------------  -----------------------------  -------------
Mark Glusing      NIL                            N/A
----------------  -----------------------------  -------------
Total
----------------  -----------------------------  -------------

CHANGES IN CONTROL

To the knowledge of management, there are no present arrangements or pledges of the Company securities, which may result in a change of control of the Company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATORY PLANS

The following table includes information as of December 31, 2002 for all compensatory plans previously approved by our security holders and all compensatory plans not previously approved by our security holders.

                      EQUITY COMPENSATORY PLAN INFORMATION

1998 COMBINED INCENTIVE AND NON-QUALIFIED STOCK OPTION PLAN

The Directors adopted the 1998 Combined Incentive and Non-Qualifed Stock Option (the "1998 Plan"), approved by our shareholders on 21st of August in 1998, to be administered by the Board of Directors or a Committee of the Board of Directors, to provide stock options as means to attract and retain key employees and consultants. The shares to be offered under the 1998 Plan consist of previously unissued common shares, and are not to exceed 6,000,000 shares in total. The exercise price to be set on granting of the Incentive Stock Options shall not be less than 100% of fair market value on the date of granting and the options may not be for longer than 10 years (110% of fair market value and 5 years in the case of optionees holding more than 10% of the shares of the company). The exercise price to be set on granting of the Non-Qualified Stock Options may be more or less than or equal to the fair market value on the date of granting and the options may not be for longer than 10 years. For both Incentive and Non-Qualified Stock Options, the vesting and exercise schedule may be determined on an individual basis by the Plan Administrator.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

CERTAIN  BUSINESS  RELATIONSHIPS

In July 1999, we entered into an agreement with UniNet Technology Inc. for the sub-license of the URL www.poker.com. At that time, Michael Jackson was our
                           -------------
CEO, Secretary and Director and also a principal and director of UniNet. We paid directly to Michael Jackson 750,000 (1) shares of our common stock as a finder's fee in connection with entering into the sub-license agreement with UniNet of which half was paid to another director.

We were aware that UniNet entered into the initial license agreement with Ala Corp. on the basis that we would immediately enter into a sub-license agreement with UniNet. At the time the agreement between Ala Corp. and UniNet was entered into, Liz Bryce, Ala Corp's principal, owned indirectly 547,900 (1) shares, or 3%, of our common stock and together with her parents owned 1,653,400
(1)  shares  or 10.3% of our common stock.  Ala Corp. received a further 750,000
(1) shares on the transactions with UniNet and us to bring the total number of shares owned by Liz Bryce, through Ala Corp. to be 1,297,900 shares or, at that time, 6.4% of our issued and outstanding common stock. With her parents and through Ala Corp. Ms. Bryce owned 2,403,400 shares or 12% of our issued and outstanding common stock at the time of the initial license between Ala Corp. and UniNet and the sub-license to us

In addition to the share consideration paid to Mr. Jackson and to Ms. Bryce's company, we are obligated to pay a royalty to Ala Corp. in the amount of 4% of our gross revenue. In 2002, we paid Ala Corp. $89,140 (2001 - $96,328; 2000 -
$32,194;  1999  -  $8,000).

WEBLINK  MANAGEMENT  S.A.

In 2002, we paid to Weblink Management S.A., a company of which Michael Jackson is a Director, management fees of $143,325 (2001 - $nil; 2000 - $nil; 1999 - $nil)

UNINET  TECHNOLOGIES  INC.

In 2001 UniNet Technologies Inc. of which Mr Jackson is a Director, entered into a contract with Antico Holdings S.A. to provide Antico with Banking and marketing support. At this time Poker.com Inc. was also providing marketing support to Antico under terms of their License Agreement.

Other than as disclosed, there were no other material transactions, series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.


(1) All references to shares take into consideration a 3:1 stock split which occurred in July 1999.

INDEBTEDNESS OF MANAGEMENT

Other than as disclosed, there were no material transactions, series of similar transaction, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit Number  Description
--------------  -----------------------------------------------------------------

          2.1*  8K SKILL POKER
          2.2*  8K POKERSOFT
          2.3*  8K TRIMON SYSTEMS

          99.1  Sarbanes Oxley Section 902 Certificate of Chief Executive Officer

DOCUMENTS INCORPORATED BY REFERENCE

*  Previously  filed.

Subsequent to December 31, 2002, on February 20, April 9 and April 11 of 2003, the Company filed a current report on Form 8-K related to the transactions regarding the acquisition of the provisional patent for a method of determining skill in a tournament setting and for the development of software in connection with the same.

ITEM  14.     CONTROLS  AND  PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information we are required disclose in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2002.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POKER.COM, INC.
(Registrant)


/s/  Mark Glusing                              Date:  April 15, 2003
-----------------
Mark Glusing
President / Acting CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

/s/  Mark Glusing                              Date:  April 15, 2003
-----------------
Mark Glusing
President / Acting CFO

/s/  Kieth Andrews                              Date:  April 15, 2003
------------------
Keith Andrews
Director

/s/  Cecil Morris                              Date:  April 15, 2003
-----------------
Cecil Morris
Director

                            SECTION 302 CERTIFICATION

I, Mark Glusing, certify that:

     1.  I  have  reviewed this annual report on Form 10-KSB of POKER.COM, INC.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statement, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/  Mark Glusing                         Date:  April 15, 2003
-----------------
Mark Glusing
President / Acting CFO