Form 10QSB
period 2003-03-31
POKER COM INC
filed 2003-05-15
CIK 1102432

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  Form 10-QSB

                                   (Mark One)

[X]  QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
               OF 1934 FOR THE QUARTERLY PERIOD ENDED MAR 31, 2003
                                 --------------
 [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934 FOR THE TRANSITION PERIOD FROM                   TO
                                          -----------------    ---------------

                         Commission file number 0-29 219
                                   ----------
                                  POKER.COM INC
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              FLORIDA                                       98-0199508
--------------------------------------             -----------------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)

                       SUITE 630 1188 WEST GEOGRIA  STREET

              VANCOUVER                                       V6E 4A2
----------------------------------------           -----------------------------
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

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
   subject to such filing requirements for the past 90 days.  Yes     No  X
                                                                 ---     ---

     Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
        securities under a plan confirmed by a court.   Yes      No
                                                            ---     ---

                      Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  20,175,000 COMMON SHARES AS AT MAR
                                    31, 2003.

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

     Consolidated Financial Statements

     Consolidated Balance Sheets

     Consolidated Statements of Operations

     Consolidated Statements of Stockholders' Equity

     Consolidated Statements of Cash Flows

     Notes to Consolidated Financial Statements

POKER.COM,  INC.

CONSOLIDATED  FINANCIAL  STATEMENTS
MARCH  31,  2003
(U.S.  DOLLARS)
(UNAUDITED)


INDEX                                            PAGE
-----------------------------------------------  ----
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets                         1

Consolidated Statements of Income                   2

Consolidated Statements of Stockholders' Equity     3

Consolidated Statements of Cash Flows               4

Notes to Consolidated Financial Statements          5

POKER.COM,  INC.
CONSOLIDATED  BALANCE  SHEETS
(U.S.  DOLLARS)
(UNAUDITED)

===============================================================================================
                                                                     MARCH 31,    DECEMBER 31,
                                                                       2003           2002
-----------------------------------------------------------------------------------------------

ASSETS

CURRENT
  Cash                                                              $  582,441   $     458,650
  Accounts receivable, net of
    allowance for bad debts                                            823,346         894,635
  Prepaid expenses                                                      20,035               0
-----------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                 1,425,822       1,353,285
LONG-TERM RECEIVABLE                                                         0          22,361
PROPERTY AND EQUIPMENT                                                  41,383          55,598
INTANGIBLE ASSETS                                                      211,409          55,748
-----------------------------------------------------------------------------------------------

TOTAL ASSETS                                                        $1,678,614   $   1,486,992
===============================================================================================

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                          $  519,421   $     517,833
-----------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                      519,421         517,833
-----------------------------------------------------------------------------------------------


STOCKHOLDERS' EQUITY

PREFERRED STOCK, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding

COMMON STOCK AND PAID-IN CAPITAL IN EXCESS OF $0.01 PAR VALUE
  100,000,000     Shares authorized
    20,175,000    (December 31, 2002 - 17,750,000)
                   shares issued and outstanding                     1,729,155       1,624,155
TREASURY STOCK, AT COST, 27,000 SHARES                                  (6,881)         (6,881)
SUBSCRIPTIONS RECEIVED                                                  32,480          32,480
OTHER COMPREHENSIVE INCOME                                              30,666          17,229
DEFICIT                                                               (626,227)       (697,824)
-----------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                           1,159,193         969,159
-----------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $1,678,614   $   1,486,992
===============================================================================================


See notes to consolidated financial statements.

POKER.COM,  INC.
CONSOLIDATED  STATEMENTS  OF  INCOME
THREE  MONTH  PERIOD  ENDED  MARCH  31
(U.S.  DOLLARS)
(UNAUDITED)

=========================================================================
                                                   2003          2002
-------------------------------------------------------------------------

REVENUE
  Marketing and sublicensing                   $   665,853   $   710,242
COST OF GOODS SOLD                                 344,193       302,096
-------------------------------------------------------------------------

GROSS MARGIN                                       321,660       408,146
-------------------------------------------------------------------------

EXPENSES
  Management and consulting fees                    83,031        54,844
  Professional fees                                 56,563         2,195
  Wages                                             42,143       128,954
  Office supplies and services                      32,174        38,746
  Corporation promotion                              7,194        23,751
  Rent                                               5,770        13,090
  Insurance                                          4,770         5,904
  Website marketing                                  1,454        39,424
  Depreciation and amortization                     16,964        23,980
-------------------------------------------------------------------------

TOTAL EXPENSES                                     250,063       330,888
-------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                     $    71,597   $    77,258
INCOME TAXES                                        32,219        34,766
  Less:  Application of loss carryforwards         (32,219)      (34,766)
-------------------------------------------------------------------------

NET INCOME FOR PERIOD                          $    71,597   $    77,258
=========================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                     18,475,000    17,252,239
DILUTIVE EFFECT OF OPTIONS                       1,416,667     1,306,000
-------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
  ASSUMING FULL DILUTION                        19,891,667    18,558,239
=========================================================================

EARNINGS PER SHARE                             $      0.00   $      0.00
=========================================================================

FULLY DILUTED EARNINGS PER SHARE               $      0.00   $      0.00
=========================================================================


See notes to consolidated financial statements.

POKER.COM,  INC.
CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY
THREE MONTH PERIOD ENDED MARCH 31, 2003 AND YEAR ENDED DECEMBER 31, 2002
(U.S.  DOLLARS)
(UNAUDITED)

==========================================================================================
                                                                 MARCH 31     DECEMBER 31
                                                                   2003          2002
------------------------------------------------------------------------------------------

SHARES OF COMMON STOCK ISSUED
  Balance, beginning of period                                  17,175,000     16,935,000
  Issued for
    Acquistion of intangible assets                              3,000,000
    Cash on exercise of options                                          0        225,000
------------------------------------------------------------------------------------------

  Balance, end of period                                        20,175,000     17,175,000
==========================================================================================

COMMON STOCK AND PAID-IN CAPITAL IN EXCESS OF $0.01 PAR VALUE
   Balance, beginning of period                                $ 1,624,155   $  1,590,405
   Issued for
     Cash on exercise of options                                         0         33,750
     Acquisition of intangible assets                              105,000              0
------------------------------------------------------------------------------------------

   Balance, end of period                                      $ 1,729,155   $  1,624,155
==========================================================================================

TREASURY STOCK
  Balance, beginning of period                                 $    (6,881)  $     (6,881)
------------------------------------------------------------------------------------------

  Balance, end of period                                       $    (6,881)  $     (6,881)
==========================================================================================

SUBSCRIPTIONS RECEIVED
  Balance, beginning of period                                 $    32,480   $     32,480
------------------------------------------------------------------------------------------
  Balance, end of period                                       $    32,480   $     32,480
==========================================================================================

OTHER COMPREHENSIVE INCOME
  Balance, beginning of period                                 $    17,229   $     18,384
  Foreign currency translation gain                                 13,437         (1,155)
------------------------------------------------------------------------------------------
  Balance, end of period                                       $    30,666   $     17,229
==========================================================================================

DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE
    Balance, beginning of period                               $  (697,824)  $   (633,960)
    Net income (loss) for period                                    71,597        (63,864)
------------------------------------------------------------------------------------------
    Balance, end of period                                     $  (626,227)  $   (697,824)
==========================================================================================

TOTAL STOCKHOLDERS' EQUITY                                     $ 1,159,193   $    969,159
==========================================================================================


See notes to consolidated financial statements.

POKER.COM,  INC.
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
THREE  MONTH  PERIOD  ENDED  MARCH  31
(U.S.  DOLLARS)
(UNAUDITED)

=========================================================================
                                                      2003        2002
-------------------------------------------------------------------------

OPERATING ACTIVITIES
  Net income                                        $ 71,597   $  77,258
  Adjustments to reconcile net loss to
  net cash used by operating activities
    Depreciation and amortization                     16,964      23,980
  Stock based compensation                                 0      42,630
  Changes in non-cash working capital                 88,276    (135,087)
-------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                176,837       8,781

INVESTING ACTIVITY
  Purchase of property, equipment
    and intangible assets                            (53,409)    (27,254)

FINANCING ACTIVITY
  Cash received on exercise of options                     0      33,750

EFFECT OF FOREIGN CURRENCY TRANSLATION                   363      13,154
-------------------------------------------------------------------------

INFLOW (OUTFLOW) OF CASH                             123,791      28,431
CASH, BEGINNING OF PERIOD                            458,650     169,527
-------------------------------------------------------------------------

CASH, END OF PERIOD                                 $582,441   $ 197,958
=========================================================================

  SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
    Asset received for shares issued                $105,000   $       0
-------------------------------------------------------------------------


See notes to consolidated financial statements.

POKER.COM,  INC.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
THREE  MONTH  PERIOD  ENDED  MARCH  31,  2003
(U.S.  DOLLARS)
(UNAUDITED)

================================================================================

1.   BASIS  OF  PRESENTATION

     These unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's December 31, 2002 Form 10KSB.

     In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at March 31, 2003 and December 31, 2002 and the consolidated results of operations and the consolidated statement of cash flows for the three months then ended. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.   STOCK  OPTIONS

     Pursuant to a directors' resolution dated January 7,2003, 1,000,000 options with an exercise price of $0.02 were awarded to officers, employees and consultants of the Company. These stock options have no vesting provision and will expire in one year from the date of issue. On the date of the grant, the market price of the stock was equal to the exercise price. Therefore, no compensation expense was recognized.

     Effective January 7, 2003 all options outstanding were repriced to an exercise price of $0.02. These options were already variable options as they were repriced previously on March 1, 2002.

3.   SUBSEQUENT  EVENTS

     a) April 1st, 2003, the Company announced that it has entered into a master license agreement with Pokersoft Corporation A.V.V. of Curacao for the purpose of the exclusive development of the Skill Poker system based on the Company's patent pending technology. On April 17th, the Company paid Pokersoft an initial license fee of US$30,000 and issued 3,000,000 shares in its common stock to Pokersoft. Pokersoft will also receive a royalty payment of 15% of the gross revenue received by the Company from operating games using the patent pending technology. The development cost of the system will be paid in addition to the above.

     b) April 8th, 2003, the Company delivered notice of termination to Trimon Systems Inc. in relation to a software master license executed July 31, 2001. The software master license provided the Company with the ability to market casino style games to companies engaging in playing casino style games online. The termination does not relate in any way to the poker software licenses owned by Poker.com Inc. Management and the board of directors of Poker.com Inc. have determined that the Trimon Systems Inc. software was not providing the expected return on the investment and that the Company should concentrate its resources on its patent pending Skill Poker system, a legal method of playing poker online for money.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                                  May 15, 2002

                             POKER.COM INC (PKER.OB)

                       Quarterly Report (SEC form 10-QSB)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  (All figures are in thousands of US dollars)

OVERVIEW

Poker.com Inc is a licensing and marketing company which licenses turnkey Internet gaming systems and has the exclusive worldwide rights to market the poker.com domain name. The Company's main sources of revenue are derived from sub-licensing fees and ongoing royalty fees.

The Company operates three wholly owned subsidiaries; 564448 BC Ltd., a British Columbia registered company which performs administrative management services to the parent, Casino Marketing S.A., a Costa Rican registered company which performs technical management for the Company's licensees, and Skill Poker.com Inc., a Washington state registered company incorporated in January 29, 2003, through which the patent pending Skill Poker system is being developed and through which the Skill Poker system will be operated.

Poker.com Inc. acquired the patent pending technology in relation to the game of Skill Poker and will engage in the licensing and operating of Skill Poker card rooms in North America. The Company is currently in the process of finalizing the development of the Skill Poker software system through an agreement with Pokersoft AVV, a poker software development company. The Company will begin to focus its resources on the development and marketing of the Skill Poker system and has provided notice to Trimon International Inc. of its decision to terminate the license agreement in relation to the Trimon casino software.

Poker.com Inc.'s poker licensees continue to generate revenues for the company with the exception of the agreement with Antico Holdings S.A. The agreement with Antico Holdings S.A. included the exclusive use of the domain name www.poker.com
                                                                   -------------
to which the Company had the commercial rights under agreement. The domain name was re-directed without the prior knowledge or consent of the Company by the registrant, ALA Corp. The re-direction of the domain prevented the continued commercial use by Antico Holdings S.A. which therefore has halted any revenues generated by the use of www.poker.com.
                        -------------


RESULTS OF CONTINUING OPERATIONS


--------------------------------------------------------------------------------

The following table sets forth for the periods indicated selected information from Poker.com's consolidated statement of operations:

                                                    Three Months       Three Months
                                                  Ended of March 31  Ended of March 31
                                                       2003               2002
       --------------------------------------------------------------------------------

       (IN THOUSANDS)

       Net Sales                                                666                710
       Gross Margin                                             321                408
       Operating Expenses                                       250                331
       Income (loss) from continuing operations                  71                 77
       Net (loss) Income                                         71                 77

Information shown is for the three months ended Mar 31, 2003 and Mar 31, 2002 respectively.


THREE-MONTH PERIOD ENDED MARCH 31, 2003

NET SALES. Net sales for the three months ended Mar 31, 2002 was $666 compared to $710 for the three months ended Mar 31, 2002 as the company was just
beginning full operations.   Licensing revenues were $20, and royalty fees were
$646 for the three months ended March 31, 2003 respectively. Licensing fees for the quarter ended March 31, 2002 were $447, banner-advertising revenues were $23 and royalty fees were $241 for the three months ended March 31, 2002 respectively.

Management recently recognized the relative minimal activity in relation to its casino operations and has thus terminated the agreement with the software provider for the casino systems. Management expects to enhance the Company's revenue through the launch of its Skill Poker system through its wholly owned subsidiary, Skill Poker.com Inc. The Company should begin to achieve revenues from the Skill Poker system during the 3rd quarter of 2003. These are forward-looking statements, particularly as related to the business plans of the company, within the meaning of Section 27A of the Securities Act of 1933 and Sections 21E of the Securities Exchange Act of 1934 and are subject to the safe harbor created by these sections. Actual results may differ materially from the company's expectations and estimates.

GROSS MARGIN. Gross margin was 48% of net sales for the three months ended March 31, 2003 compared to 57% in 2002. The difference in Gross Margin reflects the impact of the royalties payable to Transnet and the fact that the revenues generated during the period did not include any up front license fees. Gross margin on the sale of licenses and operations is consistent with management's expectations and with other licensing and marketing companies that provide turnkey Internet gaming systems. Poker.com's gross margin may be affected by several factors including (i) the mix of revenue streams, (ii) the price of products sold and (iii) other components of cost of sales.

OPERATING EXPENSES. Operating expenses for the three months ended March 31, 2003 were $250 compared to $331 at March 31, 2002. The major expense items were for wages, management fees, legal and accounting, office supplies and services. The reduction of operating expenses is result from the company restructuring and intensive cash control in this quarter. The Company has further reduced its operational expenses through the cancellation of a management contract with Weblink S.A.

PROVISION FOR INCOME TAXES. No tax provision was made for the three months ended March 31, 2003. At December 31, 2002 the Company had an available net operating loss carry forward of approximately $476 that may be used to offset future taxable income.


FINANCIAL CONDITION AND LIQUIDITY

LIQUIDITY AND CAPITAL RESOURCES. At March 31, 2003 the Company had cash and cash equivalents totaling $582 compared to $198 at March 31, 2002. The current ratio for this quarter is 2.75 compared with the current ratio norm of 2.00:1 for small business issuers. The apparent excess of capital resources can be explained by a strategy to accumulate the necessary capital required for the successful launching of the Company's Skill Poker.com Inc. subsidiary and its related operating business.

Approximately $589 of the $823 accounts receivable (net of $489 allowance for bad debts) and long term receivable was due from Antico Holdings for the purchase of a Poker sub-license and Royalty fees. The amount due from Antico Holdings for their License fee was re-negotiated with the terms of $6 per month commencing March 2001. Antico Holdings has assigned to Poker.com Inc the 15% credit card hold back which was being released each month on a rolling


--------------------------------------------------------------------------------
month-to-month basis. Given the current dispute in relation to the domain name www.poker.com , Antico Holdings has given notice that it will no longer regularly pay any on going royalties in view of the dispute involving the use of the domain name www.poker.com. Antico and Poker.com Inc. have agreed to
                -------------
maintain the status of the outstanding receivable owing to Poker.com Inc. until such time that the domain name dispute has been concluded.

Net cash provided by operating activities for the three months ended March 31, 2003 was $177. The increase in cash was mainly due to cash received from royalty revenue.

Net cash (used) for investing activities for the three months ended March 31, 2003 was ($54). The cash was used for the purchase of additional computer hardware and software in relation to the development of the Skill Poker system.

There are no cash activities from financing activities for the three months ended March 31, 2002.


PART II--OTHER INFORMATION

Item 1. Legal Proceedings

The Company remains committed to taking the legal action required to re-instate its right to use the domain www.poker.com. Proceedings have been instituted by
                            -------------
Poker.com Inc. and Uninet Technologies Inc. against Communication Services Inc. in the Supreme Court of British Columbia. Among other things, a claim has been made for a declaration that the domain name www/poker.com was improperly transferred by Ala Corp. to Communication Services Inc. in breach of the exclusive world-wide license granted by Ala Corp. to Uninet Technologies Inc. with subsequent transfer of rights to Poker.com Inc. Communication Services Inc. has brought a motion challenging the jurisdiction of the Supreme Court of British Columbia to entertain the suit and the motion is to be heard during the month of May. Further to these proceedings, Poker.com Inc. and Uninet Technologies have given notice to Ala Corp. to arbitrate the above referenced transfer and breach of contract.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

None.

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

                                  Poker.com Inc
                          ----------------------------
                                  (Registrant)


--------------------------------------------------------------------------------

      Date May 15 2003                         /s/  M. Glusing
           ------------------------       -----------------------------
                                             (Signature)* President

      Date
           ------------------------       -----------------------------
                                             (Signature)*
--------------------------------------------------------------------------------

* Print the name and title of each signing officer under his signatures.

                                  Form 10-QSB


--------------------------------------------------------------------------------