Form 10KSB/A
period 2002-12-31
POKER COM INC
filed 2003-05-19
CIK 1102432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-KSB/A

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
                                 ---------------
             (Exact name of registrant as specified in its charter)


              FLORIDA                                      98-0199508
(State or other jurisdiction of                 (Employer  Identification  No.)
incorporation  or  organization)

                          630-1188 West Georgia Street
                  Vancouver, British Columbia, Canada  V6E 4A2
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (604) 689-5998
                                 --------------
                          Registrant's telephone number

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

YES  [ x ]     NO  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State  issuer's  revenues  for  its  most  recent  fiscal  year.  $2,768,961

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

In June, 1999, our directors undertook to restructure the company by agreeing in principal to sublicense the URL www.poker.com from UniNet Technology
                                     -------------
Inc.("UniNet"), and undertook the development of an on-line internet gaming marketing company. UniNet was in the process of negotiating a license of the URL from Ala Corp. on the basis that the rights to the URL would be sub-licensed to us immediately. We appointed one of UniNet's directors to our board and on July 9, 1999, we entered into a sub-license with UniNet and began our research in to the acquisition of a casino and/or poker software license.

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

As our business was to market and resell gaming licenses (as opposed to operating casinos or card rooms), in August 1999, we entered into an agreement with Antico Holdings S.A. ("Antico") a Costa Rican company whereby we granted Antico exclusive worldwide rights to use the URL www.poker.com for operating casino and/or card rooms, in consideration of $200,000. We retained all other rights to the URL for developing the web site as a portal, for advertising, marketing the Antico card-room, marketing casinos, marketing card rooms and other gaming software.

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

We offered alternative casino software to our customers in July 2001 when we entered into a strategic relationship with Trimon Software Systems Inc. Trimon offers: baccarat, black jack, craps, Caribbean poker, let-it-ride poker, pai-gow poker, American roulette, slot machine and video poker. The Trimon software enables our casino owner/operators to extend their poker and casino games into the wireless and closed circuit areas through wap (wireless application protocol), casino-on-tv and casino kiosk.

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

On December, 6th 2002, the owner of the URL, Ala Corp, re-directed the URL. www.poker.com to another website which effectively terminated our use of the URL
    ---------
and our ability to earn revenue from the URL. We are currently in litigation to recover the use of the URL.

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

We have not and do not propose to sell any gaming licenses to any United States or Canadian based companies but will only sell sub-licenses to foreign-based corporations in such jurisdictions that according to management allow internet gaming such as England, South Africa, Antigua, Dominican Republic, Belize, Australia, St. Kits, Costa Rica.

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

INTERNET  GAMING  COMPANIES

Our research shows that there are a number of public and private companies competing for market share in the internet gaming world. Although we offer licenses at a lesser price than most of our competitors many of our competitors (Cryptologic, World Gaming and Boss Media) have download platforms that are graphically far superior to ours. We, however, are able to provide links whereas some of our competitors may not do so. Following is a description of companies which we currently compete with in the on-line gaming business:

     (1)  CryptoLogic  Inc.  (Toronto  Stock  Exchange:  CRY)

          Cryptologic is a well-known licensor in the software/technology side of the industry. It charges licensees an up-front $US250,000 licensing fee for use of its 19 casino games, as well as charging 50% of each licensee's net revenue. CRY has two primary technologies. "E-cash" software is an efficient and secure application that utilizes proprietary real-time cryptographic technology to enable secure Internet commerce and information transmission. Internet casino software was first released in 1996 and licensed through the wholly-owned subsidiary Internet Overseas Licensing Limited (IOLL). IOLL's 12 licensees comprise one of the largest segments of the online casino market. CRY's expertise consists of: Internet software development; Internet communications; client/server applications; data security and random number generation; international banking; mathematics; 3D graphics; and animation.

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

     (4)  Online  Gaming  Systems  Ltd.  (NASD  OTC  BB:  OGAM)

          Online Gaming develops and markets interactive products and services focused on two major sectors of the gaming industry - interactive gaming & wagering and information technology products and services. Online Gaming develops and markets worldwide private network and interactive gaming and wagering products including its proprietary flagship products, Internet Casino Extension, also known as ICE. Online Gaming licenses its products to licensed casino operators and sports wagering businesses for a fee of $US250,000 to $350,000, depending on the types of products licensed. Online Gaming has entered into several license agreements for the ICE product. The company licenses the "webSports" sportsbook software system to casino operators and sports book businesses.

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

     (8)  Global  InterActive  -  (Antigua)

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

THE  COMBATING  ILLEGAL  GAMBLING  REFORM  AND  MODERNIZATION  ACT

The bill is the third attempt by US Rep. Bob Goodlatte (R-Va.) to prohibit Internet gambling. The bill would amend the Interstate Wire Act, making it unlawful for gambling businesses to accept bets using any communications facility, including the Internet. The original Interstate Wire Act of 1961 applied only to sports betting using a wire communications facility. Besides this, the bill also contains a provision barring the acceptance of credit or other financial instruments in connection with an interstate bet or wager. On June 18, 2002, the bill was approved by the House Judiciary Committee, but only after several exemptions for state lotteries and the Nevada gaming industry were dropped from the bill. The resulting bill now tends toward a total ban on all forms of Internet gambling.

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

ITEM  3.     LEGAL  PROCEEDINGS

On  December  6,  2002,  the  domain  www.poker.com  was re-directed without our
                                      -------------
consent or knowledge by Ala Corp., a company registered under the laws of Antigua and whose principal is Liz Bryce. The domain was originally licensed from Ala Corp. to UniNet Technologies Inc. in 1999. UniNet immediately sub-licensed the domain to Poker.com IncIn turn, we sub-licensed the domain to Antico Holdings S.A. of Costa Rica for the operating casino and/or card rooms. We retained all other rights to the domain name including developing the web site as a portal, marketing casinos and card rooms and other gaming software.

Liz Bryce, through Ala Corp., owns 1,297,900 shares of our common stock or 6.4% of our issued and outstanding common stock. In addition, Ms. Bryce's parents collectively own 1,105,500 shares or 5.5% of our common stock. Ms. Bryce, together with her parents, owns directly and indirectly, a total of 2,403,400 shares or 12% of our common stock.

Although contemplated in the agreements between Ala Corp. and Uninet and between Uninet and Poker.com Inc., Ala Corp. failed to provide Uninet or us with any notice that it was redirecting the domain. As such, we were unaware of any allegations of contractual breach and management is of the opinion that all obligations as set forth by the terms and conditions of the agreements have been fulfilled and we are not in default.

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

                               STOCK QUOTATIONS

Quarter ended       High Bid   Low Bid
------------------  ---------  --------

March 31, 2001      $    0.25  $   0.08
------------------  ---------  --------
June 30, 2001       $    0.50  $   0.08
------------------  ---------  --------
September 30, 2001  $    0.33  $   0.19
------------------  ---------  --------
December 31, 2001   $    0.32  $   0.19
------------------  ---------  --------
March 31, 2002      $    0.27  $   0.23
------------------  ---------  --------
June 30, 2002       $    0.26  $   0.22
------------------  ---------  --------
September 30, 2002  $    0.10  $   0.08
------------------  ---------  --------
December 31, 2002   $    0.03  $   0.03
------------------  ---------  --------

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

----     --------------     ------------------     ------------------------
Name     Date  Acquired     Number  of  Shares     Aggregate  Consideration
----     --------------     ------------------     ------------------------
Nil
----     --------------     ------------------     ------------------------

----     --------------     ------------------     ------------------------

----     --------------     ------------------     ------------------------

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

On  December  6,  2002,  the  domain  www.poker.com  was re-directed without our
                                      -------------
consent or knowledge by Ala Corp., a company registered under the laws of Antigua and whose principal is Liz Bryce. The domain was originally licensed from Ala Corp. to UniNet Technologies Inc. in 1999. UniNet immediately sub-licensed the domain to Poker.com IncIn turn, we sub-licensed the domain to Antico Holdings S.A. of Costa Rica for the operating casino and/or card rooms. We retained all other rights to the domain name including developing the web site as a portal, marketing casinos and card rooms and other gaming software.

Although contemplated in the agreements between Ala Corp. and Uninet and between Uninet and Poker.com Inc., Ala Corp. failed to provide Uninet or us with any notice that it was redirecting the domain. As such, we were unaware of any allegations of contractual breach and management is of the opinion that all obligations as set forth by the terms and conditions of the agreements have been fulfilled and we are not in default.

We have agreed with Uninet to jointly pursue all legal avenues available to retain the exclusive right to use the www.poker.com and to enforce the
                                             -------------
provisions  of  the  agreement  between  Ala  Corp.  and  Uninet.

After the domain was redirected, Ala Corp. transferred the ownership of the domain to Communications Services Inc., a company registered in Western Samoa and the registrar was changed from California based Verisign Inc. to Australia based Fabulous.com.

Together with Uninet, Poker.com Inc. applied to The Internet Corporation for Assigned Names and Numbers (ICANN), a governing body which oversees domain registration and use issues, for the purpose of obtaining a decision on the basis of the wrongful redirection of www.poker.com. ICANN, however, ruled on
                                       -------------
January 21, 2003 that since the domain is now registered in the name of Communication Services Inc., it could only decide on a dispute between Ala Corp., the previous registered owner of the domain and Communications Services Inc. Together with Uninet, we did not have any standing to apply for relief with ICANN since neither of us were ever the registered owner of the domain name.

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

In the meantime, together with Uninet, we requested the current registrar, Fabulous.com to impose a lock on the domain pending outcome of the Supreme Court action and the arbitration which means the domain cannot be transferred to either another owner or to another registrar.

As mentioned above, we sub-licensed the domain name to Antico Holdings SA of Costa Rica to use the domain for operating casinos and/or card rooms. Antico has notified us that it has ceased all payments of royalties payable to us pending resolution of the dispute over the right to use the domain. It is anticipated that Antico will allege that we are responsible for damages incurred by Antico as a result of the dispute. We intend to defend any claims and will appropriately claim similarly against Uninet Technologies Inc., ALA Corp. and Communications Services Inc.

The domain dispute may have a negative impact on the Company's ability to market itself based on the domain www.poker.com and may not be able to achieve the
                                -------------
corresponding revenues from the license agreement with Antico for the use of the domain. Additionally, the Company may be subject to damages in relation to the domain dispute which may impact the ability of the Company to collect Antico's outstanding receivable.

Despite the domain dispute, the Company maintains its revenue streams from the licensing and sub licensing of a poker software system developed by Transnet International S.A.

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

RESULTS  OF  OPERATIONS

TWELVE  MONTHS ENDED DECEMBER 31, 2002 AND TWELVE MONTHS ENDED DECEMBER 31, 2001

Revenue. We had revenue of $2,768,961 for the twelve months ended December 31, 2002 and $1,833,397 for the months ended December 31, 2001.

During the year ended December 31, 2002, we continued our business strategy of marketing and licensing on-line gaming software. During the fourth quarter, we began to refocus its resources on developing its business in the skill based gaming arena.

Gross Profit and Gross Margin. Our gross profit was $1,959,236 during the year ended December 31, 2002, compared to gross profit of $1,508,867 during the year ended December 31, 2001. The Gross Margin as a percentage of sales during the fiscal year ended December 31, 2002 was 70.76% of sales.

General and Administrative Operating Expenses. Our total general and administrative operating expenses of $2,023,100 in fiscal 2002, compared to $1,133,246 in fiscal 2001, an increase of $889,854 The increase in General
Administrative Operating expenses during 2002 was primarily due to the accounting for $734,144 of bad debt relating to unrecoverable receivables previously accounted for as revenue. Other increases in General Administrative Operating expenses relate to the increase in overall revenue and the corresponding increase in costs such as royalty fees and management fees which are calculated on the basis of a percentage of revenues generated.

The following general and administrative expenses increased significantly in 2002 compared to 2001:


                                      2002    Compare to    2001    Compare to
                                                 Total                 Total
                                               Expenses              Expenses

Bad debt (1)                         734,144      36%       13,500       1%
Management fees                      370,706      18%      124,175      10%

Write-Down of Intangible Assets (2)  210,428      10%       52,494       4%

1.   Bad  debt  Expenses
     -------------------

     In relation to specific reasons as to why a significant increase was recorded as debt expenses, please note the following:

     a) After detailed review of some of the previously recorded accounts receivable, it was determined by current management that the ability to collect same was negligible and therefore could not justify the accounting for these as valid accounts receivable. These accounts receivable related to smaller licensees and licensees of the Company's casino software.

     b) The domain dispute may impact the ability for the Company to collect the Antico outstanding receivable due to the uncertainty of the pending outcome of the domain name dispute involving the URL www.poker.com. The Company
                                                      -------------
     therefore has allocated bad debt expenses accordingly in anticipation of any potential negative result involving the domain name dispute

2.   Write-Down  of  Intangible  Assets
     ----------------------------------

     In relation to the accounting of the intangible assets of the Company, please note that in accordance with the uncertainty involving the litigation around the domain name www.poker.com, management has determined
                                        -------------
     that  the  intangible  asset  value  of  the  URL  should be reduced to $1.


During the fourth quarter of 2002, the Company was in the process of attempting to develop cost controls and streamline its operations in response to declining working capital.

Net income for the Year. Net loss for fiscal 2002 was $63,864 compared to net income of $375,621 in fiscal 2001. We had basic diluted net loss of $0.00 per share in 2002, compared to income of $0.02 per share in 2001.

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

The consolidated financial statements have been prepared on the going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. If we were not to continue as a going concern, we would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. We had working capital of $835,452 as at December 31, 2002, and had an operating loss of $63,864 for the twelve-month period ended December 31, 2002

In January 2002, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and indefinite life intangible assets are no longer amortized. Separate intangible assets that are not deemed to have indefinite life will continue to be amortized over their useful lives. SFAS No. 142 also establishes a new method of testing goodwill and other intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of that goodwill or other intangible asset below its carrying value. The non-amortization provision of SFAS No. 142 applying to goodwill and other tangible assets acquired has been adopted at January 1, 2002.

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

     CONSOLIDATED  FINANCIAL  STATEMENTS

     Consolidated  Balance  Sheets                               2

     Consolidated  Statements  of  Operations                    3

Consolidated  Statements  of  Stockholders'  Equity              4

     Consolidated  Statements  of  Cash  Flows                   5

     Notes  to  Consolidated  Financial  Statements           6-20

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




"Pannell  Kerr  Forster"

Chartered  Accountants

Vancouver,  Canada
March 19, 2003, except as to notes 2(e), 3(b), 3(c), 7 and 12(b) which are as of May 12, 2003


POKER.COM,  INC.
CONSOLIDATED  BALANCE  SHEETS
DECEMBER  31
(U.S.  DOLLARS)

==============================================================================================
                                                                         2002         2001
----------------------------------------------------------------------------------------------
ASSETS

CURRENT
  Cash                                                                $  458,650   $  169,527
  Accounts receivable, net of $671,250
    (2001 - $18,750) allowance for
    bad debts (notes 5 and 15)                                           894,635      875,390
  Prepaid expenses and deposits                                                0       17,062
----------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                   1,353,285    1,061,979
LONG-TERM RECEIVABLE                                                      22,361       56,150
PROPERTY AND EQUIPMENT (note 6)                                           55,598      167,576
INTANGIBLE ASSETS (note 7)                                                55,748      215,495
----------------------------------------------------------------------------------------------

TOTAL ASSETS                                                          $1,486,992   $1,501,200
==============================================================================================

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities (note 9)                   $  517,833   $  500,772
----------------------------------------------------------------------------------------------


TOTAL LIABILITIES                                                        517,833      500,772
----------------------------------------------------------------------------------------------


CONTINGENCIES AND COMMITMENTS (notes 12 and 14)


STOCKHOLDERS' EQUITY (note 10)


PREFERRED STOCK, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding
COMMON STOCK AND PAID-IN CAPITAL IN EXCESS OF $0.01 PAR VALUE
  100,000,000     Shares authorized
   17,175,000     (2001 - 16,950,000) shares issued and outstanding    1,624,155    1,590,405
TREASURY STOCK, at cost, 27,000 shares                                    (6,881)      (6,881)
SUBSCRIPTIONS RECEIVED                                                    32,480       32,480
OTHER COMPREHENSIVE INCOME                                                17,229       18,384
DEFICIT                                                                 (697,824)    (633,960)
----------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                               969,159    1,000,428
----------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $1,486,992   $1,501,200
==============================================================================================

POKER.COM,  INC.
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
YEARS  ENDED  DECEMBER  31
(U.S.  DOLLARS)

=========================================================================================
                                                     2002          2001          2000
-----------------------------------------------------------------------------------------
                                                                (note 3(a))   (note 3(a))
REVENUES
  Marketing and sub-licensing [note 3(c)]        $ 2,768,961   $ 1,833,397   $ 1,184,290
COST OF GOODS SOLD (not including depreciation
  and amortization) [note 3(c)]                      809,725       324,530       384,914
-----------------------------------------------------------------------------------------

GROSS MARGIN                                       1,959,236     1,508,867       799,376
-----------------------------------------------------------------------------------------

EXPENSES
  Bad debt (note 15)                                 734,144        13,500        55,250
  Management fees (note 11(a))                       370,706       124,175        76,865
  Wages                                              254,297       326,939        93,926
  Office supplies and services                       146,618       129,104       107,544
  Corporation promotion                              106,544        92,234       172,041
  Website marketing                                   74,568       261,273       434,838
  Rent                                                37,929        19,648        16,156
  Professional fees                                   33,516        28,106        48,217
  Insurance                                           21,989         7,407             0
  Write-down of intangible assets (note 7)           210,428        52,494        94,444
  Write-down of long-term receivable                       0             0        11,850
  Depreciation and amortization                       32,361        78,366        27,308
-----------------------------------------------------------------------------------------

TOTAL EXPENSES                                     2,023,100     1,133,246     1,138,439
-----------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAX                      (63,864)      375,621      (339,063)
INCOME TAX                                                 0       131,467             0
REDUCTION OF INCOME TAX ON
  LOSS CARRYFORWARD APPLICATION                            0      (131,467)            0
-----------------------------------------------------------------------------------------

NET INCOME (LOSS) FOR YEAR                       $   (63,864)  $   375,621   $  (339,063)
=========================================================================================

BASIC NET INCOME (LOSS) PER SHARE                $     (0.00)  $      0.02   $     (0.02)
DILUTED NET INCOME (LOSS) PER SHARE                      N/A   $      0.02           N/A
=========================================================================================

SHARES USED IN
  Basic per share computation                     17,142,945    16,943,219    15,984,330
  Diluted per share computation                          N/A    18,481,000           N/A
=========================================================================================


POKER.COM,  INC.
CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY
YEARS  ENDED  DECEMBER  31
(U.S.  DOLLARS)


===============================================================================================================================
                                                                                    ACCUMULATED
                                                                                       OTHER
                                                                                   COMPREHENSIVE                       TOTAL
                           COMMON STOCK   TREASURY    SUBSCRIPTIONS     INCOME      ACCUMULATED     STOCKHOLDERS'
                              SHARES       AMOUNT         STOCK        RECEIVED       (LOSS)           DEFICIT        EQUITY
-------------------------------------------------------------------------------------------------------------------------------


Balance, at
  December 31, 1999          14,100,000  $  510,000  $            0   $ 500,000   $      (14,130)  $     (670,518)  $  325,352
-------------------------------------------------------------------------------------------------------------------------------
Net loss                              0           0               0           0                0         (339,063)    (339,063)
Foreign currency
  translation adjustment              0           0               0           0           18,885                0       18,885
Total comprehensive
  loss                                                                                                                (320,178)
Shares issued for cash        1,080,000     260,000               0           0                0                0      260,000
Share issued for
  settlement of debt            225,000     175,000               0           0                0                0      175,000
Subscription
  receivable                     30,000      10,000               0     (10,000)               0                0            0
Subscription received         1,500,000     500,000               0    (467,520)               0                0       32,480
Stock option benefit                  0      14,235               0           0                0                0       14,235
-------------------------------------------------------------------------------------------------------------------------------
Balances, at
  December 31, 2000          16,935,000   1,469,235               0      22,480            4,755       (1,009,581)     486,889
-------------------------------------------------------------------------------------------------------------------------------

Net income                            0           0               0           0                0          375,621      375,621
Foreign currency
  translation adjustment              0           0               0           0           13,629                0       13,629
                                                                                                                    -----------
Total comprehensive
  income                                                                                                               389,250
Shares issued for cash           15,000       2,250               0           0                0                0        2,250
Subscriptions received                0           0               0      10,000                0                0       10,000
Stock option benefit                  0     118,920               0           0                0                0      118,920
Repurchase of
  common stock for
  treasury                            0           0          (6,881)          0                0                0       (6,881)
-------------------------------------------------------------------------------------------------------------------------------
Balance, at
  December 31, 2001          16,950,000   1,590,405          (6,881)     32,480           18,384         (633,960)   1,000,428
-------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                     0           0               0           0                0          (63,864)     (63,864)
Foreign currency
  translation adjustment              0           0               0           0           (1,155)               0       (1,155)
                                                                                                                    -----------
Total comprehensive
  income (loss)                                                                                                        (65,019)
Shares issued for cash
  on exercise of options        225,000      33,750               0           0                0                0       33,750
-------------------------------------------------------------------------------------------------------------------------------
Balance, at
  December 31, 2002          17,175,000  $1,624,155  $       (6,881)  $  32,480   $       17,229   $     (697,824)  $  969,159
===============================================================================================================================

POKER.COM,  INC.
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
YEARS  ENDED  DECEMBER  31
(U.S.  DOLLARS)

====================================================================================
                                                     2002        2001        2000
------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income (loss)                                $(63,864)  $ 375,621   $(339,063)
  Adjustments to reconcile net
  income (loss) to net cash provided
  (used in) operating activities
    Write-down of intangible assets                 210,428      52,494      94,444
    Write-down of long-term receivable                    0           0      11,850
    Depreciation and amortization                    32,361      78,366      27,308
    Stock option benefit                                  0     118,920      14,235
  Changes in non-cash working capital
    Accounts receivable                             (19,245)   (419,358)   (356,627)
    Prepaid expenses and deposits                    17,062      33,167     (47,594)
    Accounts payable and accrued liabilities         64,574     (35,378)    464,500
------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                              241,316     203,832    (130,947)
------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Purchase of intangible assets                           0     (52,337)          0
  Purchase of property equipment                    (29,270)    (81,493)   (145,740)
  Collections of long-term receivable                60,000      72,000      10,000
------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                30,730     (61,830)   (135,740)
------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Subscriptions received                                  0      10,000           0
  Proceeds from issuance of common stock             33,750       2,250     260,000
  Purchase of treasury stock                              0      (6,881)          0
------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES            33,750       5,369     260,000
------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH             (16,673)    (19,619)      7,330
------------------------------------------------------------------------------------

INFLOW OF CASH                                      289,123     127,752         643
CASH, BEGINNING OF YEAR                             169,527      41,775      41,132
------------------------------------------------------------------------------------

CASH, END OF YEAR                                  $458,650   $ 169,527   $  41,775
====================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
  Reduction of subscriptions received by
    issuance of shares                             $      0   $       0   $(400,000)
  Assets received for share subscriptions          $      0   $       0   $  32,480
  Issue of common stock for
    payment of debt                                $      0   $       0   $ 175,000
====================================================================================

POKER.COM,  INC.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2002,  2001  AND  2000
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

2.   SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     (d)  Net  income  (loss)  per  share

          Net income (loss) per share calculations are based on the weighted average number of common shares outstanding during the year. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the year. The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented:

=====================================================================
                                            Weighted
                                  Net       Average         Net
                                 Income      Number    Income (Loss)
                                 (Loss)    Of Shares     Per Share
---------------------------------------------------------------------

Year ended December
  31, 2000                     $(339,063)  15,984,330  $       (0.02)
=====================================================================

Year ended December
  31, 2001                       375,621   16,943,219  $        0.02
Effect of dilutive securities
  Stock options outstanding            0    1,537,781           0.00
---------------------------------------------------------------------

Dilutive net income            $ 375,621   18,481,000  $        0.02
=====================================================================

Year ended December
  31, 2002                     $ (63,864)  17,142,945  $       (0.00)
=====================================================================

     (e)  Revenue  recognition

          The Company recognizes revenues from licensees and customers on an accrual basis according to the terms and conditions of each individual license agreement. Allowances for non-collection of revenues are made when collectibility becomes uncertain.

          Each  license  agreement  generates  two  different  types of revenue:

          i) Sub-license fees for the right to use the poker or casino software.
          ii) Royalty revenue for the service of managing and marketing the website.

POKER.COM,  INC.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2002,  2001  AND  2000
(U.S.  DOLLARS)

================================================================================

2.   SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     Recognition  of  revenue  for  each  type  of  revenue  is  as  follows:

          i)   Sub-license  fees

               The sub-license fee is a one-time, non-refundable fee for the right to use the poker/casino software. The Company negotiates different terms of payment for each individual license agreement sold. Typically the revenue on each sub-license is recognized when the website goes live.

          ii)  Royalties

               Under the terms of each sub-license agreement the licensee is required to pay royalties to the Company for the amount of game traffic at their site over a specified period of time. The royalties are calculated based on the percentage of game traffic (house win or rake) in a given month according to the specific terms set out in each specified license agreement. The Company records the revenue for these royalties on a monthly basis when the amounts become known.

          Other  revenue

          The revenue from banner advertising is recognized when the ads are placed on the Company's website.

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
(U.S.  DOLLARS)

================================================================================

2.   SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     (g)  Use  of  estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to the determination of the impairment of assets, useful lives for depreciation and amortization. Financial results as determined by actual events could differ from those estimates.

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

================================================================================

2.   SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     (h)  Stock  based  compensation  (Continued)

          The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option granted to employees, and accordingly, compensation expense of $Nil (2001 - $17,000; 2000 - $7,875) was recognized as salaries expense. Had compensation expense been determined as provided in SFAS 123 using the Black-Scholes option-pricing model, the pro-forma effect on the Company's net income
          (loss)  and  per  share  amounts  would  have  been  as  follows:

====================================================================
                                     2002        2001        2000
--------------------------------------------------------------------


Net income (loss), as reported     $(63,864)  $ 375,621   $(339,063)
Add:  Stock-based employee
ompensation expense under
intrinsic value method, included
in reporting net income, net of
related tax effects                       0      17,000       7,875

Deduct:  Total stock-based
compensation expense
determined under fair value
based method for all awards,
net of related tax effects                0    (249,000)    (12,788)
--------------------------------------------------------------------
Net income (loss), pro-forma       $(63,864)  $ 143,621   $(343,976)
====================================================================

====================================================================
                                       2002        2001        2000
--------------------------------------------------------------------

Net income (loss) per share, as
reported                           $   0.00   $    0.02   $   (0.02)

Add:  Stock-based employee
compensation expense per share
under intrinsic value method,
included in reporting net income,
net of related tax effects             0.00        0.00        0.00

Deduct:  Total stock- based
compensation per share expense
determined under fair value
based method for all awards,
net of related tax effects            (0.00)      (0.00)      (0.00)
--------------------------------------------------------------------
Net income (loss) per share,
  pro-forma                        $   0.00   $    0.02   $   (0.02)
====================================================================

POKER.COM,  INC.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2002,  2001  AND  2000
(U.S.  DOLLARS)

================================================================================

2.   SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     (h)  Stock  based  compensation  (Continued)

          The fair value of each option grant is calculated using the following weighted average assumptions:

=========================================================
                               2002        2001     2002
---------------------------------------------------------
Expected life (years)     Not applicable       2       2
Risk free interest rate   Not applicable     5.0%    6.0%
Expected volatility       Not applicable  129.66%  19.19%
Expected dividend yield   Not applicable     0.0%    0.0%
=========================================================

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
(U.S.  DOLLARS)

================================================================================

2.   SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     (i)  Recent  accounting  pronouncements

          (a) In July 2001, FASB issued Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. This statement includes requirements to test good will and indefinite lived intangible assets for impairment rather than amortization. This statement is effective for years beginning December 15, 2001. The Company adopted this effective January 1, 2002. The effect was to decrease amortization expense for 2002 by $5,400 and charge expenses $210,428 for impairment (note 7).

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

3.   COMPARATIVE  FIGURES

     (a) Certain of the comparative figures have been reclassified to conform with the current year's presentation.

     (b) Revenues previously reported at $2,402,564 have been increased by $366,397 and are now reported at $2,768,961.

     (c)  Cost  of  goods  sold  have  been  restated  as  follows:

===================================================================
                                         2002      2001      2002
-------------------------------------------------------------------
Previously reported                    $361,510  $253,687  $314,465

Adjustments
i) Royalties included in expenses        81,818    70,843    70,449
ii) Royalties netted against revenues   366,397         0         0
-------------------------------------------------------------------

Restated                               $809,725  $324,530  $384,914
===================================================================

POKER.COM,  INC.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2002,  2001  AND  2000
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

     (iv) Foreign  exchange  risk

          The Company translates the results of foreign operations into US currency using rates approximating the weighted average exchange rate for the year. The exchange rate may vary from time to time. This risk is minimized to the extent foreign capital expansions are financed in foreign dollars.

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

     The master license receivable was due at $6,000 per month, without interest, commencing in 2001 over a 2 year period. Ten payments totalling $60,000 were received during the year ended December 31, 2002. The payments have been halted by the master licensee until the Domain name dispute has been settled (note 11)(b)). The long-term receivable has been discounted to reflect the maturity date.

POKER.COM,  INC.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2002,  2001  AND  2000
(U.S.  DOLLARS)

================================================================================

6.   PROPERTY  AND  EQUIPMENT

================================================================
                                          Accumulated
                                 Cost    Depreciation     Net
----------------------------------------------------------------
Furniture                      $  1,537  $         769  $    768
Computer hardware                54,194         17,479    36,715
Computer software (note 7(b))   205,316         75,223   130,093
----------------------------------------------------------------

Balance, December 31, 2001     $261,047         93,471  $167,576
================================================================

Furniture                      $  2,541  $       2,039  $    502
Computer hardware                69,646         28,440    41,206
Computer software (note 7(b))   109,244         95,354    13,890
----------------------------------------------------------------

Balance, December 31, 2002     $181,431  $     125,833  $ 55,598
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

     Due to the uncertainty surrounding the dispute over the Poker.com URL/Domain name (note 12(b)), management decided to write-down the carrying value of these rights to a nominal amount of $1 in the year ended December 31, 2002.

     Pursuant to an agreement dated October 27, 2002, Casino acquired for $50,000 the exclusive marketing and licensing rights to the Poker.cc domain (note 8(f)). No amortization has been charged against this cost. Domain names acquired at a cost of $5,748 are included in the intangibles.

8.   LICENSE  AGREEMENTS

     (a)  Uninet  Technologies

          Pursuant to an agreement dated July 16, 1999, the Company obtained the exclusive marketing and licensing rights to the Poker.com domain, from Uninet Technologies ("Uninet"), which obtained the rights from ALA in exchange for 750,000 common shares and $100,000. As part of the transaction, an additional 750,000 shares valued at $125,000 were issued to the officers of the Company as compensation expense. The previous CEO of the Company is also a director of Uninet. The Company is obligated to pay a 4% royalty of any gross revenue including marketing revenues from the casino site to ALA. Title will transfer to the Company once total cumulative royalties exceed $1,000,000.

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

9.   ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES

======================================================================
                                                     2002      2001
----------------------------------------------------------------------

Trade payables                                      $517,408  $316,093
Payable to Gamingtech (note 8(c))                          0   103,014
Management fees payable to officers and directors          0    77,365
Royalties payable                                          0     3,875

Advances from related parties (note 11(b))               425       425
----------------------------------------------------------------------

                                                    $517,833  $500,772
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
(U.S.  DOLLARS)

================================================================================

10.  STOCKHOLDERS'  EQUITY  (Continued)

          The following table summarizes the Company's stock option activity for the years ended December 31, 2002 and 2001:

===============================================================
                                                      Weighted
                                          Exercise     Average
                              Number        Price     Exercise
                            of Options   Per Option     Price
---------------------------------------------------------------
Balance, December 31, 2000   1,444,500   $      0.33  $    0.33
Granted during year            415,000   $      0.15  $    0.15
Exercised                      (15,000)  $      0.15  $    0.15
Cancelled                     (313,500)  $      0.15  $    0.15
---------------------------------------------------------------

Balance, December 31, 2001   1,531,000   $      0.15  $    0.15
  Exercised                   (225,000)  $      0.15  $    0.15
  Cancelled                   (796,000)  $      0.15  $    0.15
---------------------------------------------------------------

Balance, December 31, 2002     510,000   $      0.15  $    0.15
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

11.  RELATED  PARTY  TRANSACTIONS

     (a) During the year ended December 31, 2002, the Company paid management fees of $150,102 (2001 - $91,670; 2000 - $60,000) to an ex-officer.

     (b) Advances from related parties are from companies controlled by a shareholder and director. The amounts are non-interest bearing and have no terms of repayment (note 9).

POKER.COM,  INC.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2002,  2001  AND  2000
(U.S.  DOLLARS)

================================================================================

12.  CONTINGENT  LIABILITIES

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

          The domain dispute may have a negative impact on the Company's ability to market itself based on the domain www.poker.com and may not be able
                                               -------------
          to achieve the corresponding revenues from the license agreement with Antico for the use of the domain. Additionally, the Company may be subject to damages in relation to the domain dispute which may impact the ability of the Company to collect the outstanding Antico receivable.

          In an effort to fully protect the Company's rights in relation to the domain name dispute, the Company expects to spend approximately $70,000 in legal fees and expenses in the following year. Additionally, as mentioned above, the Company may be responsible for damages in relation to the dispute in respect of the license agreement with Antico Holdings S.A. and may not be able to fully collect the outstanding receivable of $589,000.

13.  INCOME  TAXES

     A deferred tax asset stemming from the Company's net operating loss carry forward, has been reduced by a valuation account to zero due to uncertainties regarding the utilization of the deferred assets.

===========================================================================
                                                          2002      2001
---------------------------------------------------------------------------
Income tax (provision) benefit at the federal statutory
rate of 35%                                               $   0  $ 131,467

Valuation allowance changes affecting the provision for
income taxes                                                  0   (131,467)
---------------------------------------------------------------------------

                                                          $   0  $       0
===========================================================================

     The Company's income tax provision was computed based on the Canadian federal statutory rate as the Company is deemed to be a resident of Canada for income tax purposes.

     At December 31, 2002, the Company has available a net operating loss carry forward of approximately $508,000 which it may use to offset future Canadian federal taxable income. The net operating loss carry forward if not utilized, will begin to expire in 2005.

POKER.COM,  INC.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2002  AND  2001
(U.S.  DOLLARS)

================================================================================

14.  COMMITMENTS

     (a) The Company is obligated to compensate one of its ex-officers for management fees calculated as the greater of 5% of gross revenues or $5,000 per month.

     (b) The Company occupies leased premises at an annual rental of $19,648 under terms of a lease expiring in April 2003.

15.  BAD  DEBT  EXPENSE

     During the year ended December 31, 2002, the Company recorded an allowance for bad debts of $671,250. Of the total sales for the year, the Company recognized bad debt expenses of $734,144 deemed uncollectible by management.

16.  SEGMENTED  INFORMATION

     The  Company's  revenues  are  derived  solely  from foreign countries. The
     Company's  computer  hardware  is  located  in  a  foreign  country.

     One customer contributes approximately 27% (2001 - 37%; 2000 - 27%) of the total revenues from foreign countries.

17.  SUBSEQUENT  EVENTS

     (a) Subsequent to year-end, the Company entered into an agreement to purchase all rights, title and interest in an invention that is related to a method of determining skill in a tournament setting as well as the patent application for this invention and five registered internet domain names related to the name of the invention. The agreement calls for the Company to pay cash of $50,000, issue 3,000,000 common shares of the Company to the vendor, and to pay the vendor the greater of $3,500 per month or 4% of the monthly gross revenue for a period of 96 years.

     (b) Subsequent to year-end, the Company issued 1,000,000 stock options at a price of $0.02 and repriced the outstanding options at year-end from $0.15 per share to $0.02 per share. These stock options have no vesting provision and will expire in one year from the date of issue.

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

                                        SUMMARY COMPENSATION TABLE

                                                            Long Term Compensation
                                                            ----------------------------------
                  Annual Compensation                       Awards                    Payouts
                 -----------------------------------------  -----------------------  ---------
      (a)           (b)       (c)     (d)         (e)          (f)         (g)         (h)          (i)
---------------  --------  --------  ------  -------------  ----------  -----------  ---------  -----------
                                                                        Securities
Name and                                     Other Annual   Restricted  Underlying     LTIP      All Other
Principal                   Salary   Bonus      Compen-       Stock      Options/    Pay outs     Compen-
Position           Year      ($)      ($)     sation ($)      Awards     SARS (#)       ($)     sation ($)
---------------  --------  --------  ------  -------------  ----------  -----------  ---------  -----------

Charlo          12/31/00                                                                        $    33,409
Barbosa
Former
President ,
COO and
Director (1)
---------------  --------  --------  ------  -------------  ----------  -----------  ---------  -----------
Michael         12/31/02                                                                        $   146,158
Jackson         12/31/01                                                                        $    91,671
Former          12/31/00                                                                        $    37,500
President,
CEO,
Secretary and
Director (2)
---------------  --------  --------  ------  -------------  ----------  -----------  ---------  -----------
Christa Taylor   12/31/02  $ 45,265
Former           12/31/01  $ 45,331
President,       12/31/00  $ 35,000
CFO,
Secretary and
Director (3)
---------------  --------  --------  ------  -------------  ----------  -----------  ---------  -----------
Mark Glusing     12/31/02  $  3,945
President (4)
---------------  --------  --------  ------  -------------  ----------  -----------  ---------  -----------

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

                  Number of Shares Beneficially
Name and Address              Owned              Percentage of Class
----------------  -----------------------------  --------------------

CEDE & Co.                           12,529,645                62.10%
----------------  -----------------------------  --------------------
Liz Bryce                             1,297,900                  6.4%
----------------  -----------------------------  --------------------
Total                                13,827,545                68.50%
----------------  -----------------------------  --------------------

(1) Liz Bryce owns 1,297,900 shares through her company ALA Corp and collectively with her parents owns 2,403,400 shares or 12% of the issued shares of the Company.

SECURITY  OWNERSHIP  OF  MANAGEMENT

The following table sets forth the shareholdings of our directors and executive officers as of April 14, 2003 based upon nil shares of common stock being outstanding:

                  Number of Shares Beneficially
Name and Address              Owned              Percentage of Class
----------------  -----------------------------  -------------------

Keith Andrews     NIL                            N/A
----------------  -----------------------------  -------------------
Cecil Morris      NIL                            N/A
----------------  -----------------------------  -------------------
Mark Glusing      NIL                            N/A
----------------  -----------------------------  -------------------
Total
----------------  -----------------------------  -------------------

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

We were aware that UniNet entered into the initial license agreement with Ala Corp. on the basis that we would immediately enter into a sub-license agreement with UniNet. At the time the agreement between Ala Corp. and UniNet was entered into, Liz Bryce, Ala Corp's principal, owned indirectly 547,900 (1) shares, or 3%, of our common stock and together with her parents owned 1,653,400
(1)  shares  or 10.3% of our common stock.  Ala Corp. received a further 750,000
(1) shares on the transactions with UniNet and us to bring the total number of shares owned by Liz Bryce, through Ala Corp. to be 1,297,900 shares or, at that time, 8.1% of our issued and outstanding common stock. With her parents and through Ala Corp. Ms.Bryce owned 2,403,400 shares or 15% of our issued and outstanding common stock at the time of the initial license between Ala Corp. and UniNet and the sub-license to us

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

POKER.COM,  INC.
(Registrant)


/s/  Mark  Glusing                              Date:  May  16,  2003
------------------
Mark  Glusing
President  /  Acting  CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

/s/  Mark  Glusing                              Date:  May  16,  2003
------------------
Mark  Glusing
President  /  Acting  CFO

/s/  Kieth  Andrews                              Date:  May  16,  2003
-------------------
Keith  Andrews
Director

/s/  Cecil  Morris                              Date:  May  16,  2003
------------------
Cecil  Morris
Director

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



/s/  Mark  Glusing                         Date:  May  16,  2003
------------------
Mark  Glusing
President  /  Acting  CFO