Form 10QSB/A
period 2003-03-31
POKER COM INC
filed 2003-06-06
CIK 1102432

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  Form 10-QSB
                               Amendment Number 1

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

                                  Form 10-QSB


--------------------------------------------------------------------------------

                            SECTION 302 CERTIFICATION


I,  Mark Glusing certify  that:

1.   I have reviewed this quarterly report on Form 10-QSB of Poker.com Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: June 6, 2002
/s/Mark Glusing

President  &  Acting CFO

                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Poker.com Inc. on form 10-Q for the period ended March 31st, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark Glusing, President and Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted  pursuant  to  section  906  of  the  Sarbanes-Oxley  Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Mark Glusing
Mark Glusing
President, Acting CFO, June 6, 2002