Form 10QSB
period 2003-06-30
POKER COM INC
filed 2003-08-08
CIK 1102432

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   Form 10-QSB

                                   (Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
              OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                                 --------------
  [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ______________

                         Commission file number 0-29 219
                                   ----------
                                  POKER.COM INC
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              FLORIDA                                   98-0199508
  ------------------------------------       ---------------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification No.)

                       SUITE 630 1188 WEST GEOGRIA  STREET

                  VANCOUVER                              V6E 4A2
  ---------------------------------------       --------------------------------
  (Address of principal executive offices)              (Zip Code)

                                 (604) 689-5998
        ----------------------------------------------------------------
                           (Issuer's telephone number)

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

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
  been subject to such filing requirements for the past 90 days.  Yes     No X
                                                                     ---    ---

     Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
        securities under a plan confirmed by a court.      Yes     No
                                                               ---    ---

                      Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  25,425,000 COMMON SHARES AS AT JUNE
                                    30, 2003.

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

     Consolidated Financial Statements

     Consolidated Balance Sheets

     Consolidated Statements of Operations

     Consolidated Statements of Stockholders' Equity

     Consolidated Statements of Cash Flows

     Notes to Consolidated Financial Statements

POKER.COM,  INC.

CONSOLIDATED  FINANCIAL  STATEMENTS
JUNE  30,  2003
(U.S.  DOLLARS)
(UNAUDITED)




INDEX                                                                       PAGE
-----                                                                       ----

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

Consolidated  Statements  of  Income                                           2

Consolidated  Statements  of  Stockholders'  Equity                            3

Consolidated  Statements  of  Cash  Flows                                      4

Notes  to  Consolidated  Financial  Statements                                 5

POKER.COM, INC.
CONSOLIDATED  BALANCE  SHEETS
SIX  MONTH  ENDED  JUNE  30,  2003
(U.S. DOLLARS)
(UNAUDITED)

===========================================================================================
                                                                 JUNE 30,     DECEMBER 31,
                                                                   2003           2002
                                                                     $             $
===========================================================================================
ASSETS

CURRENT
  Cash                                                             638,188         458,650
  Accounts receivable                                              617,753         894,635
  Prepaid expenses                                                  10,407               -
===========================================================================================
TOTAL CURRENT ASSETS                                             1,266,348       1,353,285

Long-Term Receivable                                                     -          22,361
Property and Equipment                                             129,163          55,598
Intangible Assets                                                  211,409          55,748
-------------------------------------------------------------------------------------------

TOTAL ASSETS                                                     1,606,920       1,486,992
===========================================================================================

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                         210,837         517,832
-------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                  210,837         517,832
-------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

PREFERRED STOCK, $0.01 PAR VALUE, 5,000,000
SHARES AUTHORIZED, NO SHARES ISSUED AND OUTSTANDING
COMMON STOCK AND PAID-IN CAPITAL IN EXCESS OF $0.01 PAR VALUE
100,000,000 Shares authorized
25,425,000 (December 31, 2002 - 17,750,000) shares
Issued and outstanding                                           1,834,580       1,624,155
Treasury Stock, at cost - 27,000 shares                             (6,881)         (6,881)
Subscriptions Received                                              32,480          32,480
Other Comprehensive Income                                          35,483          17,229
Retain Deficit                                                    (697,824)       (633,960)
Deficit                                                            198,245         (63,864)
===========================================================================================

TOTAL STOCKHOLDERS' EQUITY                                       1,396,083         969,159
-------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       1,606,920       1,486,991
===========================================================================================

See notes to consolidated financial statements.    1

POKER.COM, INC.
CONSOLIDATED  STATEMENTS  OF  INCOME
(U.S.  DOLLARS)
(UNAUDITED)

============================================================================================
                                      THREE MONTHS ENDED JUNE 30   SIX MONTHS ENDED JUNE 30
                                          2003          2002          2003          2002
                                           $             $             $             $
============================================================================================

REVENUES
    Marketing and sub-licensing           469,598       871,168     1,135,450     1,581,410
COST OF GOODS SOLD                        248,860       243,211       593,053       545,307

GROSS MARGIN                              220,738       627,957       542,397     1,036,103
--------------------------------------------------------------------------------------------

EXPENSES
   Bad debt expense                             -        84,166             -        84,166
   Corporation promotion                   11,456        48,228        18,650        71,979
   Depreciation and amortization           15,319         7,625        32,283        31,605
   Insurance                                7,396         5,569        12,166        11,473
   Management fees                         93,068       223,842       176,099       278,686
   Office supplies and services             3,664        32,405        20,837        71,151
   Professional fees                       59,476         7,184       116,040         9,379
   Rent                                     3,520         7,719         9,290        20,809
   Wages                                   42,103        91,264        84,247       220,218
   Website marketing                        1,926        21,480        18,380        60,904
   Written off Accrued Liabilities &
   Account payable                       (143,840)            -      (143,840)            -
--------------------------------------------------------------------------------------------
TOTAL EXPENSES                             94,088       529,482       344,152       860,370
============================================================================================

INCOME (LOSS) FROM OPERATIONS             126,650        98,475       198,245       175,733

INCOME (LOSS) BEFORE INCOME TAX           126,650        98,475       198,245       175,733
INCOME TAX                                 59,993        44,314        89,210        79,080
   REDUCTION OF INCOME TAX ON
   LOSS CARRYFORWARD  APPLICATION         (59,993)      (44,314)      (89,210)      (79,080)

NET INCOME (LOSS) FOR YEAR                126,650        98,475       198,245       175,733
============================================================================================

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING          23,191,484    17,175,000    20,846.271    17,033,287
DILLUTIVE EFFECT OF OPTIONS             1,458,571     1,306,000     1,437,735     1,306,000
--------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING ASSUMING FULL DILUTION     24,650,055    18,481,000    22,284,006    18,339,287
============================================================================================

Earnings Per Shares                          0.01          0.01          0.01          0.01
--------------------------------------------------------------------------------------------

Fully Diluted Earnings Per Shares            0.01          0.01          0.01          0.01
--------------------------------------------------------------------------------------------

See notes to consolidated financial statements.    2

POKER.COM, INC.
CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY
SIX MONTH PERIOD ENDED JUNE 30, 2003 AND YEAR ENDED DECEMBER 31, 2002
(U.S.  DOLLARS)
(UNAUDITED)

==========================================================================
                                                JUNE 30,     DECEMBER 31,
                                                  2003           2002
==========================================================================

SHARES OF COMMON STOCK ISSUED
  Balance, beginning of period                 17,175,000      16,950,000
  Issued for
      Acquisition of assets                     6,000,000               -
      Consulting & Management Services          2,250,000               -
      Cash on exercise of options                       -         225,000
--------------------------------------------------------------------------
  Balance, end of period                       25,425,000      17,175,000

COMMON STOCK AND PAID-IN CAPITAL IN
  EXCESS OF $0.01 PAR VALUE
  Balance, beginning of period                $ 1,624,155   $   1,590,405
  Issued for
    Acquisition of assets                         159,000               -
    Consulting & Management Services               50,125               -
    Stock option benefit                            1,300               -
  Cash on exercise of options                           -          33,750
--------------------------------------------------------------------------
    Balance, end of period                    $ 1,834,580   $   1,624,155
==========================================================================

TREASURY STOCK
  Balance, beginning of period                $    (6,881)  $      (6,881)
  Purchase                                              -               -
--------------------------------------------------------------------------
                                              $    (6,881)  $      (6,881)
==========================================================================

SUBSCRIPTIONS RECEIVED
  Balance, beginning of period                $    32,480   $      32,480
  Subscriptions received                                -               -
--------------------------------------------------------------------------
  Balance, end of period                      $    32,480   $      32,480
==========================================================================

OTHER COMPREHENSIVE INCOME
  Balance, beginning of period                $    17,229   $      18,384
  Foreign currency translation gain                18,254          (1,155)
--------------------------------------------------------------------------
  Balance, end of period                      $    35,483   $      17,229
==========================================================================

DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE
  Balance, beginning of period                $  (697,824)  $    (633,960)
  Net income for period                           198,245         (63,864)
--------------------------------------------------------------------------
  Balance, end of period                      $  (499,579)  $    (697,824)
==========================================================================

TOTAL STOCKHOLDERS' EQUITY                    $ 1,396,083   $     969,159
==========================================================================


See notes to consolidated financial statements.    3

POKER.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX  MONTH  ENDED  JUNE  30,  2003
(U.S.  DOLLARS)
(UNAUDITED)

=============================================================================
                                                          2003        2002
                                                           $           $
=============================================================================
OPERATING ACTIVITIES
  Net income (loss)                                      198,245     175,733
      Adjustments to reconcile net                             -
      income (loss) to net cash provided                       -
      (used in) operating activities                           -
      Depreciation and amortization                       32,283      31,605
      Stock based compensation                             1,300      30,170
      Changes in non-cash working capital                 (3.729)   (120,736)
-----------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                228,099     116,772
=============================================================================

INVESTING ACTIVITIES
  Purchase of intangible assets                          (50,660)          -
  Purchase of property and equipment                     (51,849)          -
-----------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                   (102,509)          -
=============================================================================

FINANCING ACTIVITIES
      Service received from issuance of common stock      50,125
      Proceeds from issuance of common stock                   -      33,750
-----------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 50,125      33,750
=============================================================================

EFFECT OF EXCHANGE RATE CHANGES ON CASH                    3,822      35,728
=============================================================================

INFLOW OF CASH                                           179,538     186,250
CASH, BEGINNING OF YEAR                                  458,650     169,527
=============================================================================

CASH, END OF YEAR                                        638,188     355,777
=============================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
  Reduction of subscriptions received by
    issuance of shares                                         -           -
  Assets received for share issued                       159,000           -

POKER.COM,  INC.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
THREE  MONTH  PERIOD  ENDED  JUNE  30,  2003
(U.S.  DOLLARS)
(UNAUDITED)

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

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at June 30, 2003 and December 31, 2002 and the consolidated results of operations and the consolidated statement of cash flows for the three months then ended. The results of operations for the three months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.   STOCKHOLERS' EQUITY

a) During the six month period ended June 30, 2003, the Company granted a total of 1,130,000 options to directors and employees of the Company of which 1,000,000 stock options expire on January 7, 2004 and 130,000 stock options expire on May 28, 2004. These stock options have no vesting provision and will expire within one year from the date of issue at an exercise price of $0.02 per share. On the date of January 7, 2003, the market price of the stock options was equal to the exercise price. Therefore, no compensation expense was recognized. On the date of May 28, 2003, the exercise price was $0.01 below the market price, therefore, $1,300 compensation expenses were recorded under statement of income.

b) The following table summarizes the Company's stock option activity for the period:

     ===============================================================================
                                  Number of   Exercise Price Per   Weighted Average
                                    Shares           Share          Exercise Price
     -------------------------------------------------------------------------------

     Balance, December 31, 2002     510,000   $              0.02  $            0.02
     Granted during the period    1,130,000   $              0.02  $            0.02
     Cancelled during the period   (100,000)  $              0.02  $            0.02
     -------------------------------------------------------------------------------

     Balance, June 30, 2003       1,540,000   $              0.02  $            0.02
     -------------------------------------------------------------------------------

c) Of the 1,130,000 options, 130,000 were reprised. As a result of this change, these options became variable and additional compensation expense of $1,300 was charged to operations.

POKER.COM,  INC.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
THREE  MONTH  PERIOD  ENDED  JUNE  30,  2003
(U.S.  DOLLARS)
(UNAUDITED)

================================================================================


d) The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options granted to employees, and accordingly, compensation expense of $Nil was recognized as wages expense. Had compensation expense been determined as provided in SFAS 123 using the Black-Scholes option pricing model, the pro-forma effect on the Company's net income and per share amounts would have been as follows:

     ===========================================================================
     ---------------------------------------------------------------------------
     Net income,as reported                                          $198,245.00
     Net income, pro-forma                                           $188,543.00
     Net earnings per share, as reported                             $      0.01
     Net earnings per share, pro-forma                               $      0.01
     ---------------------------------------------------------------------------

     The fair value of each option grant is calculated using the following weighted average assumption:

     ===========================================================================
     ---------------------------------------------------------------------------
     Expected life (years)                                                    1
     Interest rate                                                         2.67%
     Volatility                                                           97.49%
     Dividend Yield                                                        0.00%
     ---------------------------------------------------------------------------

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


OVERVIEW

During the second quarter of 2003, we continued our operations of licensing and marketing turnkey Internet gaming systems In addition, we initiated our development of an on line skill based gaming system through our subsidiary Skill Poker.com Inc. Our main source of revenue in the second quarter was from sub-licensing fees and ongoing royalty fees.

We also continued to operate our business through our three subsidiary companies: Casino Marketing S.A., a Costa Rican registered company which performs technical management for our licensees; 564448 BC Ltd., a British Columbia registered company which performs administrative management services to Casino Marketing; and Skill Poker.com Inc., a Washington state registered company incorporated in January 29, 2003, through which the patent pending Skill Poker system is being developed and through which the Skill Poker system will be operated.

In the second quarter, we focused our resources on our patent pending technology in relation to the game of Skill Poker. Our plan is to engage in the licensing and operating of Skill Poker card rooms in North America. We launched the play for fun version of the software which will be used to incorporate the Skill Poker system and continued our development. We expect full launch during the third quarter at www.skillpoker.com. and continue to focus our resources on the
                 ------------------
development and marketing of the Skill Poker system. There can be no assurances that we will be successful in launching the skillpoker.com site or that we will generate any revenue from the launch.

During the second quarter, we received notice from each of our customers, Antico Holdings S.A., Focusnet Capital Inc. and Microgaming Systems Ltd, that they would be discontinuing their software gaming licenses with us. As such, we do not expect any revenue from software gaming licensing in the third quarter. We further do not expect and there can be no assurances that we will be able to generate any revenue since the discontinuation of these licenses.

The agreements with Antico Holdings S.A., Focusnet Capital Inc. and Microgaming Systems Ltd. which formed the basis of our revenue have changed as follows: i) The agreement with Antico Holdings S.A. included the exclusive use of the domain name www.poker.com to which we had the commercial rights under agreement. The
     -------------
domain name was re-directed without our prior knowledge or consent by the registrant, ALA Corp. The re-direction of the domain prevented the continued commercial use by Antico Holdings S.A. which therefore has halted any revenues generated by the use of www.poker.com. ii )The agreement with Focusnet Capital
                        -------------
Inc. included a non-exclusive license which commenced in 2001 and was paid in full. Focusnet advised us in June that it has changed software providers with respect to its online cardroom services and has decided to no longer use the software under license from us. The decision by FocusNet to change software providers will result in us no longer collecting royalties under the terms and conditions of the FocusNet license. (iii) The agreement with Microgaming Systems Ltd. included a non-exclusive license which commenced in 2001 and was paid in full. Microgaming advised the Company in June that it has also changed software providers with respect to its online cardroom services and has decided to no longer use the software under license from us. The decision by Microgaming to change software providers will result in us no longer collecting royalties as per the terms and conditions of the Microgaming license.

Given the nature of the legislative climate in the United States with respect to the regulation or prohibition of online game through such potential laws as the Kyl Bill and the Bacchus Bill, management is of the opinion that the discontinuation of the previous licensees mirrors our current mandate to become a major participant in online entertainment whilst fully compliant with gaming related legislation. Our plan is to focus resources on our Skill Poker subsidiary and its related operations.

Our future revenues are dependant on the successful launch and consumer acceptance of the Skill Poker system and as such we will dedicate certain financial resources regard. There is no expectation of any further capital expenditures and resources will be focused on the further development and marketing of the Skill Poker System. There can be no assurances that we will be successful in launching our Skill Poker system or that we will be able to generate any revenue in connection with the system.

Our mandate for the foreseeable future is to develop and market the Skill Poker system with a view to achieving consumer acceptance and significant revenue generation. We will require additional personnel once the Skill Poker system has been launched by way of customer service and marketing staff to a maximum of 4 people.

Based on current cash reserves, we are in a position to operate for the next 9 months without any further revenue generation or acquisition of working capital from other sources including debt, equity or a combination thereof.

A significant portion of our resources may be used for the continued litigation with respect to the dispute involving the domain poker.com

RESULTS OF CONTINUING OPERATIONS

The following table sets forth for the periods indicated selected information from Poker.com's consolidated statement of operations:

                                            Three Months      Three Months       Six Months        Six Months
                                          Ended of June 30  Ended of June 30  Ended of June 30  Ended of June 30
                                                2003              2002              2003              2002
----------------------------------------------------------------------------------------------------------------

Net Sales                                          469,598           871,168         1,135,450         1,581,410
Gross Margin                                       220,738           627,957           592,397         1,036,103
Operating Expenses                                  94,088           529,482           344,152           860,370
Income (loss) from continuing operations           126,650            98,475           198,245           175,733
Net (loss) Income                                  126,650            98,475           198,245           175,733

Information shown is for the six months ended June 30, 2003 and June 30, 2002 respectively.


THREE-MONTH PERIOD ENDED JUNE 30, 2003

NET SALES. Net sales for the three months ended June 30, 2003 was $469,598 compared to $871,168 for the three months ended June 30, 2002. The revenue is solely from royalty fees in the three months ended June 30, 2003. Licensing revenues were $535,481 banner advertising revenues were $15,667 and royalty fees were $320,038 for the three months ended June 30, 2002 respectively. We do not expect any continued revenue from these sources after the second quarter.

We expect to enhance our revenue through the launch of our Skill Poker system through our wholly owned subsidiary, Skill Poker.com Inc. We should begin to achieve revenues from the Skill Poker system during the 3rd quarter of 2003. These are forward-looking statements, particularly as related to our business plans of the company, within the meaning of Section 27A of the Securities Act of 1933 and Sections 21E of the Securities Exchange Act of 1934 and are subject to the safe harbor created by these sections. Actual results may differ materially from our expectations and estimates.

GROSS MARGIN. Gross margin was 47.02% of net sales for the three months ended June 30, 2003 compared to 71.99% in 2002. The gross margin percentage has been negatively affected by the dispute in relation to the domain name www.poker.com which resulted in the period's loss of revenue from the use of the domain and the increase in legal expenses relating directly to the dispute.

OPERATING EXPENSES. Operating expenses for the three months ended June 30, 2003 were $94,088 compared to $529,482 at June 30, 2002. The major expense items were for wages, management and consulting fees. The operating expenses were reduced through write off from carryfoward accounts payable and which were overstated in year 2002.

PROVISION FOR INCOME TAXES. No tax provision was made for the three months ended June 30, 2003. At December 31, 2002, we had an available net operating loss carry forward of approximately $476,000 that may be used to offset future taxable income.

FINANCIAL CONDITION AND LIQUIDITY

On June 30, 2003, our net working capital was $1,055,511compared to a net
working capital of $956,146 at June 30, 2002.   At June 30, 2003 the Company had
cash and cash equivalents totaling $638,000 compared to $356,000 at June 30, 2002.

Approximately $589,000 of the $617,753 accounts receivable (net of $300,753 allowance for bad debts) and long term receivable was due from Antico Holdings for the purchase of a poker sub-license and royalty fees. The amount due from Antico Holdings for its license fee was re-negotiated with the terms of $6,000 per month commencing March 2001. Antico Holdings has assigned to us its 15% credit card hold back that is being released each month on a rolling month-to-month basis.

Net cash provided by operating activities for the six months ended June 30, 2003 was $228,099. The increase in cash was mainly due to the royalty fees and the efficient cash control strategy from management.

Net cash used for investing activities for the six months ended June 30, 2003 was $102,509 for the acquisition of the server and other equipment for the skill poker software including the purchase of the pending patent for $50,000

Net cash provided by financing activities for the six months ended June 30, 2003 was $50,125. The increase was resulted from issuance common stock to consultants and our President.

Item 3. Controls and Procedures.

Within the 181 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our President concluded that disclosure controls and procedures are effective in timely alerting the management to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.


PART II--OTHER INFORMATION

Item 1. Legal Proceedings

On December 6, 2002, the domain www.poker.com was re-directed without our consent or knowledge by Ala Corp., a company registered under the laws of Antigua and whose principal is Liz Bryce of Vancouver, British Columbia, Canada. The domain was originally licensed from Ala Corp. to UniNet Technologies Inc. in
1999.   UniNet  immediately sub-licensed the domain to us.  In turn, we sub-licensed the domain to Antico Holdings S.A. of Costa Rica for the operating casino and/or card rooms. We retained all other rights to the domain name including developing the web site as a portal, marketing casinos and card rooms and other gaming software.

Liz Bryce, through Ala Corp., owns 1,297,900 shares of our common stock or 5.10% of our issued and outstanding common stock. In addition, Ms. Bryce's parents collectively own 1,105,500 shares or 4.35% of our common stock. Ms. Bryce, together with her parents, owns directly and indirectly, a total of 2,403,400 shares or 9.45% of our common stock.

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

We have agreed with Uninet to jointly pursue all legal avenues available to retain the exclusive right to use the www.poker.com and to enforce the provisions of the agreement between Ala Corp. and Uninet.

After the domain was redirected, Ala Corp. transferred the registered owner of the domain to Communications Services Inc., a company registered in Western Samoa and the registrar was changed from California based Verisign Inc. to Australia based Fabulous.com. Together with Uninet, we applied to The Internet Corporation for Assigned Names and Numbers (ICANN), a governing body which oversees domain registration and use issues, for the purpose of obtaining a decision on the basis of the wrongful redirection of www.poker.com. ICANN, however, ruled on January 21, 2003 that since the domain is now registered in the name of Communication Services Inc., it could only decide on a dispute between Ala Corp., the previous registered owner of the domain and Communications Services Inc. Together with Uninet, we did not have any standing to apply for relief with ICANN since neither of us were ever the registered owner of the domain name.

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

To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceedings against us. Other than a described above, no director, executive officer or affiliate thereof or owner of record or beneficially of more than five percent of our common stock is a party adverse to or has a material interest adverse to us in any proceeding.

Item 2. Changes in Securities and Use of Proceeds

As of June 30, 2003, we had authorized 100,000,000 shares of common stock and had 25,425,000 shares issued and outstanding.

On February 21, 2003, we issued 3,000,000 shares of common stock to Blue Diamond International Inc. for the acquisition of a provisional patent application on a system of playing poker online known as Skill Poker (based on the closing market price of $0.035 on the date of issued for a total cost of $105,000).

On April 14 , 2003, we issued 3,000,000 shares of common stock to Pokersoft Software A.V.V. for the acquisition of a software master license which will incorporate the patent pending Skill Poker system (based on the closing market price of $0.018 on the date of issued for a total cost of $54,000).

On June 13, 2003, we issued 2,250,000 shares of common stock for services, which were valued at $50,125 (based on the closing market price on the date of agreement signed). We have recorded such amounts in the accompanying statement of operations.

Name of grantee    Number of shares  Relationship with the company  Amount

Randy Peterson              500,000            Consultant           12,500
Ashley V. Redmond           875,000            Consultant           21,875
Mark Glusing                875,000             Officer             15,750
-----------------  ----------------  -----------------------------  ------
Total                     2,250,000                                 50,125


During the period ended June 30, 2003, we issued 1,300,000 options under the terms of the 1998 Combined Incentive and Nonqualified stock option plan to employees, officers and directors. These stock options have no vesting provision, with the exercise price at $0.02 and will expire in one year from the date of issue. On the date of the grant, the market price of the stock was equal to the exercise price.


Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information.

On July 18, 2003, we announced that an internal beta testing of the real money Skill Poker System to commence on August 1, 2003 following which we are planning a full scale launch.

In addition, on notice from Microgaming Systems Ltd. that it would be discontinuing its use of our licensed software, we no longer expect any revenue from the licensing and marketing of existing gaming software other than that from skill poker. There can be no assurances that we will be able to complete the development of the skill poker system or that we will be able to be successful in generating any revenue from the licensing of such system.

Item 6. Exhibits and Reports on Form 8-K

Exhibit                          Description
10.1 Acquisition of Patent Pending Technology from Blue Diamond International Inc. dated February 13th, 2003
10.2 Master Software Licensing Agreement with Pokersoft Software A.V.V. dated March 31st , 2003
10.3      Consulting Agreement with Randy Peterson dated April 10th , 2003
10.4      Consulting Agreement with Ashley V.Redmond dated April 10th , 2003
99.1*     Form S8 dated June 13, 2003
99.2 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002 for Marking Glusing, President and Acting Chief Financial Officer of the Company
99.3*     Form 8K filed April 9, 2003
99.4*     Form 8K filed April 11, 2003
99.5*     Form 8K filed June 12, 2003
99.6*     Form 8K filed June 17, 2003
* Previously filed with the SEC.

-------------------------------------
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Poker.com Inc
                                           ----------------------------
                                                   (Registrant)

      Date   August 7, 2003                    /s/ M. Glusing
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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 181 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: August 7, 2003
/s/Mark Glusing

President & Acting CFO