Form 10QSB
period 2003-09-30
POKER COM INC
filed 2003-11-12
CIK 1102432

 U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

--------------

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _______________

Commission file number 0-29 219

----------

LEGALPLAY ENTERTAINMENT INC.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  26,025,000 COMMON SHARES AS NOVEMBER 07, 2003.

Transitional Small Business Disclosure Format

(Check one):

Yes ____ No  X

            ---

                        PART 1 - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

LegalPlay Entertainment Inc..

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

    Consolidated Statements of Stockholders' Equity

    Consolidated Statements of Cash Flows

    Notes to Consolidated Financial Statements

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

During the third quarter of 2003,  we initiated our development of an on line skill based gaming system through our subsidiary Skill Poker.com Inc.

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

In the past nine months, we focused our resources on our patent pending technology in relation to the game of Skill Poker.  Our plan is to engage in the licensing and operating of Skill Poker card rooms in North America.  We launched the play for fun version of the software which will be used to incorporate the Skill Poker system and continued our development.  We expect full launch during the fourth quarter at www.skillpoker.com. and continue to focus our resources on the development and marketing of the Skill Poker system.  There can be no assurances that we will be successful in launching the Skillpoker.com site or that we will generate any revenue from the launch.

During the second quarter, we received notice from each of our customers, Antico Holdings S.A., Focusnet Capital Inc. and Microgaming Systems Ltd, that they would be discontinuing their software gaming licenses with us.  As such, we do not expect any further revenue from software gaming licensing  in relation to these respective customers .   Management is of the opinion that the discontinuation of the previous licensees reflects the revised strategy to operate only within the confines of U.S. gaming laws. Given the current mandate of the Company to operate legal online gaming sites and in view of the potential passing of new legislation in the US Senate and Congress, we discontinued the software gaming license operations and have presented these results on the financial statements as discontinued operations.

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

We recently purchased the source code, customer data and the domain www.DailyHorse.com in relation to a horse handicapping software which will form the basis of an online horse racing portal using a subscription based model for the use of the software.

Our future revenues are dependent on the successful launch and consumer acceptance of the Skill Poker system and as such we will dedicate certain financial resources in this regard. There is no expectation of any further capital expenditures and resources will be focused on the further development and marketing of the Skill Poker System.  There can be no assurances that we will be successful in launching our Skill Poker system or that we will be able to generate any revenue in connection with the system.

Our mandate for the foreseeable future is to launch and market the Skill Poker system with a view to achieving consumer acceptance and significant revenue generation. The Skill Poker system was recently launched and is in the final stages of beta testing providing cash prizes to players. Since the start of the beta testing period, approximately 2,000 players have registered and peak hour usage of the system totals more than one hundred players at times.  In an effort to increase the level of customer service, effectively market the system and to enlarge the player base we hired a sales consultant recently.

Based on current cash reserves, we are in a position to operate for the next 6 months without any further revenue generation or acquisition of working capital from other sources including debt, equity or a combination thereof.

A significant portion of our resources may be used for the continued litigation with respect to the dispute involving the domain poker.com

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2003

RESULTS OF CONTINUING OPERATIONS

The following table sets forth for the periods indicated selected information from LegalPlay Entertainment Inc's consolidated financial statements of operations:

	Three Months	Three Months	Nine Months	Nine Months
	Ended September 30	Ended September 30	Ended September 30	Ended September 30
	2003	2002	2003	2002

Interest income	$ 6 26	$ -	$ 8 43	$ -
Operation expenses	202,142	224,585	685,092	869,894
Income (Loss) before discontinued operations	(201,516)	(224,585)	(684,248)	(869,894)
Income (Loss) from discontinued operations	(470,110)	132,565	209,442	953,603

Net (loss) Income during the period	$ 671,626	$ 92,020	$ (474,807)	$ 83,710

Information shown is for the nine months ended September 30, 2003 and September 30, 2002 respectively.

RESULTS OF DISCONTINUED OPERATIONS

The results of the casino and poker room sub-license termination have been shown as discontinued operations.  Previously reported financial statements have thus been reclassified.

Revenue from discontinued operations and loss relating to discontinued operations are as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	30-Sep	30-Sep	30-Sep	30-Sep
	2003	2002	2003	2002
Revenue
	$ -	$ 464,022	$ 1,135,233	$ 1,510,091
Less:
General Operation expenses	4,085	81,457	603,606	222,322
Bad Debt expenses and Written off	466,025	250,000	322,185	334,166

Income & (Loss) from discontinued operations	$ (470,110)	$ 132,565	$ 209,442	$ 953,603

NET SALES. Net sales for the three months ended September 30, 2003 was $0 compared to $464,022 for the three months ended September 30, 2002.  This is a result from casino and poker room sub-license termination for 2003.  Licensing revenues were $117,100,  royalty fees were $346,922 for the three months ended September 30, 2002 respectively. We do not expect any continued revenue from these sources after the second quarter.

We expect to enhance our revenue through the launch of our Skill Poker system through our wholly owned subsidiary, Skill Poker.com Inc. We should begin to achieve revenues from the Skill Poker system during the 4th quarter of 2003. These are forward-looking statements, particularly as related to our business plans of the company, within the meaning of Section 27A of the Securities Act of 1933 and Sections 21E of the Securities Exchange Act of 1934 and are subject to the safe harbor created by these sections. Actual results may differ materially from our expectations and estimates.

OPERATING EXPENSES.  Operating expenses for the three months ended September 30, 2003 were $202,142 compared to $224,585 at September 30, 2002.  The major expense items were for wages, management and consulting fees. Loss from discontinued operations for the three months ended September 30,  2003 was $470,110 compared to the income from discontinued operations for the three months ended September 30, 2002 of $132,565.

PROVISION FOR INCOME TAXES. No tax provision was made for the three months ended September 30, 2003. At December 31, 2002, we had an available net operating loss carry forward of approximately $476,000 that may be used to offset future taxable income.

FINANCIAL CONDITION AND LIQUIDITY

On September 30, 2003, our net working capital was $388,986 compared to a net working capital of $875,695 at September 30, 2002. The current ratio at September 30, 2003 was 5.78 compared to the current ratio at September 30, 2002 of 2.45, the Company currently is in a highly liquid and healthy financial position.  At September 30, 2003 the Company had cash and cash equivalents totaling $348,680 compared to $341,879 at September 30, 2002.

The amount due from Antico Holdings for its license fee and note receivable has been recorded in the amount of $591,268 of which $89,207 represents accounts receivable (net of $578,031 allowance of bad debts which is included into discontinued operation).

Net cash used for operating activities for the nine months ended September 30, 2003 was $7,628.  The decrease in cash was mainly due to developing and marketing the Skill Poker system, legal fees relating to the URL dispute and general office operations.

Net cash used for investing activities for the nine months ended September 30, 2003 was $111,342 for the acquisition of the server and other equipment for the skill poker software including the purchase of the pending patent for $50,000

Net cash provided by financing activities for the nine months ended September 30, 2003 was $9,000.  The increase resulted from stock options exercised.

Item 3. Controls and Procedures.

Within the 273 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our President concluded that disclosure controls and procedures are effective in timely alerting the management to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

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

Liz Bryce, through Ala Corp., owns 1,297,900 shares of our common stock or 5.02% of our issued and outstanding common stock.  In addition, Ms. Bryce's parents collectively own 1,105,500 shares or 4.27% of our common stock.  Ms. Bryce, together with her parents, owns directly and indirectly, a total of 2,403,400 shares or 9.29% of our common stock.

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

On February 28, 2003, together with Uninet, we sued Communication Services Inc. in the Supreme Court of British Columbia, Canada for a declaration that as a successor and assignee of Ala Corp., Communications is a trustee of the domain name for the benefit of Uninet and us; an accounting for profits earned by Communication through the wrongful use of the domain name; a declaration that Ala and Communication are bound by the License Agreement between Ala and Uninet; a declaration that Uninet and us are entitled to the exclusive use of the domain name.

We recently received notice from the Supreme Court of British Columbia that it has succeeded in having Communication Services Inc. Court Motion heard May, 14, 15 and 16, 2003 dismissed with costs whereby the judgment against Communication Services Inc. determined that LegalPlay Entertainment Inc. established a substantial connection between the claims it is making and the jurisdiction. LegalPlay Entertainment Inc. can therefore pursue its case against Communication Services Inc. in the Supreme Court of British Columbia. Parallel arbitration proceedings against Ala Corp. remain under way

To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceedings against us.  Other than a described above, no director, executive officer or affiliate thereof or owner of record or beneficially of more than five percent of our common stock is a party adverse to or has a material interest adverse to us in any proceeding.

Item 2. Changes in Securities and Use of Proceeds

i).

As of September 30, 2003, we had authorized 100,000,000 shares of common stock and had 25,875,000 shares issued and outstanding.

ii).

On February 21, 2003, we issued  3,000,000 shares of common stock to Blue Diamond International Inc. for the  acquisition of a provisional patent application on a system of playing poker online known as Skill Poker (based on the closing market price of  $0.035 on the date of issued for a total cost of $105,000).

iii).

On April 14 , 2003, we issued  3,000,000 shares of common stock to Pokersoft Software A.V.V. for the acquisition of a software master license which will incorporate the patent pending Skill Poker system (based on the closing market price of $0.018 on the date of issued for a total cost of $54,000).

iv).

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
Total

i).

During the period ended September 30, 2003, we issued 1,130,000 options under the terms of the 1998 Combined Incentive and Nonqualified stock option plan to employees, officers and directors.  These stock options have no vesting provision, with the exercise price at $0.02 and will expire in one year from the date of issue. On the date of the grant, the market price of the stock was equal to the exercise price.

The following table summarizes the Company's stock option activity for the period:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price

Balance, December 31, 2002	510,000	$ 0.02	$ 0.02
Granted during the period	1,130,000	$ 0.02	$ 0.02
Stock option exercised	(450,000)	$ 0.02	$ 0.02
Cancelled during the period	(130,000)	$ 0.02	$ 0.02
Balance, September 30, 2003	1,060,000	$ 0.02	$ 0.02

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information.

Item 6. Exhibits and Reports on Form 8-K

Exhibit	Description
5.2*	Form S8 POS filed August 18th, 2003: Opinion of Roger L. Fidler as to the legality of the Company's Common Stock being registered
10.1	Acquisition of Patent Pending Technology from Blue Diamond International Inc. dated February 13th, 2003
10.2	Master Software Licensing Agreement with Pokersoft Software A.V.V. dated March 31st , 2003
10.3	Consulting Agreement with Randy Peterson dated April 10th , 2003
10.4	Consulting Agreement with Ashley V.Redmond dated April 10th , 2003
23*	Form S8 POS filed August 18, 2003: Consent of Pannell Kerr Forster
99.1*	Form S8 dated June 13, 2003
99.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002 for Mark Glusing, President and Acting Chief Financial Officer of the Company
99.3*	Form 8K filed September 12th, 2003
99.4*	Form 8K filed September 19th, 2003

* Previously filed with the SEC.

--------------------------------------------------------------------------------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LegalPlay Entertainment Inc.

                                           ----------------------------

                                               (Registrant)

      Date  November 10, 2003                     /s/ M. Glusing

           ------------------------       -----------------------------

                                               (Signature)* President

      Date __________       _____________________________

                                               (Signature)*

--------------------------------------------------------------------------------

* Print the name and title of each signing officer under his signatures.

                                  Form 10-QSB

SECTION 302 CERTIFICATION

I,  Mark Glusing certify  that:

1.   I have reviewed this quarterly report on Form 10-QSB of LegalPlay Entertainment Inc;

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

4.   The registrant's and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules

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

5.   The registrant's and I have disclosed, based on our most recent evaluation,

to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.   The registrant's and I have indicated in this quarterly report whether there was significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 10, 2003

/s/Mark Glusing

President & Acting CFO

LEGALPLAY ENTERTAINMENT INC.

(Formerly POKER.COM, INC.)

Consolidated Financial Statements

September 30, 2003

(U.S. Dollars)

(Unaudited)

INDEX

Page

Consolidated Financial Statements

Consolidated Balance Sheets

1

Consolidated Statements of Income

2

Consolidated Statements of Stockholders' Equity

3

Consolidated Statements of Cash Flows

4

Notes to Consolidated Financial Statements

     5 - 7

LegalPlay Entertainment Inc.
(Formerly Poker.com, Inc.)
Consolidated Balance Sheets
Nine Months Ended September 30, 2003 and December 31, 2002
(U.S. Dollars)
(Unaudited)

	September 30,	December 31,
	2003	2002
	$	$
Assets

Current
Cash	348,680	458,650
Accounts receivable	89,207	894,635
Prepaid expenses	32,532	-
Total Current Assets	470,419	1,353,285

Long-Term Receivable	-	22,361
Property and Equipment	120,882	55,598
Intangible Assets	205,661	55,748

Total Assets	796,962	1,486,992

Liabilities

Current
Accounts payable and accrued liabilities	81,433	517,833

Total Liabilities	81,433	517,833

Stockholders' Equity

Preferred Stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding
Common Stock and Paid-In Capital in Excess of $0.01 Par Value
100,000,000 Shares authorized
25,875,000 (December 31, 2002 - 17,750,000) shares
issued and outstanding	1,843,580	1,624,155
Treasury Stock, at cost - 27,000 shares	(6,881)	(6,881)
Subscriptions Received	32,480	32,480
Other Comprehensive Income	18,981	17,229
Deficit accumulated during development stage	(1,172,631)	(697,824)

Total Stockholders' Equity	715,529	969,159

Total Liabilities and Stockholders' Equity	796,962	1,486,992

LegalPlay Entertainment Inc.
(Formerly Poker.com, Inc.)
Consolidated Statements of Income
(U.S. Dollars)
(Unaudited)
	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
	$	$	$	$

Revenues

Interest income	626	-	843	-
Total Revenues	626	-	843	-

Expenses
Corporation promotion	4,143	26,747	22,793	98,726
Depreciation and amortization	20,810	7,487	41,256	22,737
Insurance	2,086	5,811	14,252	17,284
Management and Consultant fees	85,134	83,413	261,233	212,099
Office supplies and services	3,247	20,937	24,254	57,361
Professional fees	14,639	4,660	130,678	14,039
Rent	4,673	9,102	13,963	29,911
Wages	50,798	51,514	135,044	262,755
Website marketing	6,112	6,192	9,492	67,096
Technical support	10,500	8,722	32,127	87,886
Total Expenses		224,797		841,797

Income (Loss) before discontinued operations	(201,516)	(224,797)	(684,249)	(841,797)
Income (Loss) from discontinued operations (note 2)	(470,110)	132,565	209,442	953,603
Net Loss for the period	(671,626)	(92,020)	(474,807)	83,710

Income (Loss) Before Income Tax	(671,626)	(92,020)	(474,807)	83,710
Income Tax				37,669
Reduction of Income Tax on Loss
Carryforward Application	-	-	-	(37,669)

Net Income (Loss) for Period	(671,626)	(92,020)	(474,807)	83,710

Weighted Average Number of
Common Shares Outstanding	25,657,250	17,175,000	22,467,553	17,119,780

Earnings (Loss) Per Share
Continuing operations	(0.01)	(0.01)	(0.03)	(0.05)
Discontinued operations	(0.02)	0.01	0.01	0.05

LegalPlay Entertainment Inc.
(Formerly Poker. com, Inc.)
Consolidated Statements of Stockholders' Equity
Nine Month Period Ended September 30, 2003 and Year Ended December 31, 2002
(U.S. Dollars)
(Unaudited)

	September 30,	December 31,
	2003	2002

Shares of Common Stock Issued
Balance, beginning of period	17,175,000	16,950,000
Issued for
Acquisition of intangible assets	6,000,000	-
Consulting & Management Services	2,250,000	-
Cash on exercise of options	450,000	225,000
Balance, end of period	25,875,000	17,175,000

Common Stock and Paid-in Capital in
Excess of $0.01 Par Value
Balance, beginning of period	$ 1,624,155	$ 1,590,405
Issued for
Acquisition of intangible assets	159,000	-
Consulting & Management Services	50,125	-
Stock option benefit	1,300	-
Cash on exercise of options	9,000	33,750
Balance, end of period	$ 1,843,580	$ 1,624,155

Treasury Stock
Balance, beginning of period	$ (6,881)	$ (6,881)
Purchase	-	-
	$ (6,881)	$ (6,881)

Subscriptions Received
Balance, beginning of period	$ 32,480	$ 32,480
Subscriptions received	-	-
Balance, end of period	$ 32,480	$ 32,480

Other Comprehensive Income
Balance, beginning of period	$ 17,229	$ 18,384
Foreign currency translation gain	1,752	(1,155)
Balance, end of period	$ 18,981	$ 17,229

Deficit Accumulated During Development Stage
Balance, beginning of period	$ (697,824)	$ (633,960)
Net loss for period	(474,807)	(63,864)
Balance, end of period	$ (1,172,631)	$ (697,824)

Total Stockholders' Equity	$ 715,529	$ 969,159

LegalPlay Entertainment Inc.
(Formerly Poker. Com, Inc.)
Consolidated Statements of Cash Flows
Nine Month Ended September 30, 2003
(U.S. Dollars)
(Unaudited)

	2003	2002
	$	$
Operating Activities
Net income (loss)	(474,807)	83,710
Adjustments to reconcile net income (loss) to net cash
Provided (used in) operating activities
Items not involved cash:
Change in comprehensive income	1,752
Written off property	13,889
Non cash payment for consulting services	50,125
Depreciation and amortization	41,256	39,092
Stock based compensation	1,300	3,170
Changes in non-cash working capital	358,856	(55,779)
Net Cash Provided by (Used in) Operating Activities	(7,628)	70,193

Investing Activities
Purchase of intangible assets	(50,660)	-
Purchase of property and equipment	(60,682)	1,655
Net Cash Provided by (Used in) Investing Activities	(111,342)	1,655

Financing Activities
Cash Proceeds from issuance of common stock	9,000	33,750
Net Cash Provided by Financing Activities	9,000	33,750

Effect of Exchange Rate Changes on Cash	-	66,754

Inflow of Cash	(109,970)	172,352
Cash, Beginning of Period	458,650	169,527

Cash, End of Period	348,680	341,879

Supplemental Disclosure of Non-Cash Transactions
Assets received for share issued	159,000	-

LEGALPLAY ENTERTAINMENT INC.

(Formerly Poker.Com, Inc.)

Notes to Consolidated Financial Statements

Nine Month Period Ended September 30, 2003

(U.S. Dollars)

(Unaudited)

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

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position as at September 30, 2003 and December 31, 2002 and the consolidated results of operations and the consolidated statement of cash flows for the nine months then ended.  The results of operations for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

2. DISCONTINUED OPERATIONS

During the second quarter, we received notice from each of our customers, Antico Holdings S.A., Focusnet Capital Inc. and Microgaming Systems Ltd, that they would be discontinuing their software gaming licenses with us.  As such, we do not expect any further revenue from software gaming licensing in relation to these respective customers.   Management is of the opinion that the discontinuation of the previous licensees reflects the revised strategy to operate only within the confines of U.S. gaming laws. Given the current mandate of the Company to operate legal online gaming sites and in view of the potential passing of new legislation in the US Senate and Congress, we discontinued the software gaming license operations and have presented these results on the financial statements as discontinued operations.  The previously reported financial statements have thus been reclassified.

Revenue from discontinued operations and loss relating to discontinued operations are as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	30-Sep	30-Sep	30-Sep	30-Sep
	2003	2002	2003	2002
Revenue
	$ -	$ 464,022	$ 1,135,233	$ 1,510,091
Less:
General Operation expenses	4,085	81,457	603,606	222,322
Bad Debt expenses and Written off	466,025	250,000	322,185	334,166

Income & (Loss) from discontinued operations	$ (470,110)	$ 132,565	$ 209,442	$ 953,603

3.

STOCKHOLERS' EQUITY

a)

During the nine month period ended September 30, 2003, the Company granted a total of 1,130,000 options to directors and employees of the Company of which 1,000,000 stock options expire on January 7, 2004 and 130,000 stock options expire on May 28, 2004. These stock options have no vesting provision and will expire within one year from the date of issue at an exercise price of $0.02 per share. On January 7, 2003, the market price of the stock options was equal to the exercise price. Therefore, no compensation expense was recognized. On May 28, 2003, the exercise price was $0.01 below the market price, therefore, compensation of $1,300 was recorded.

LEGALPLAY ENTERTAINMENT INC.

(Formerly Poker.Com, Inc.)

Notes to Consolidated Financial Statements

Nine Month Period Ended September 30, 2003

(U.S. Dollars)

(Unaudited)

b)

The following table summarizes the Company's stock option activity for the period:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price

Balance, December 31, 2002	510,000	$ 0.02	$ 0.02
Granted during the period	1,130,000	$ 0.02	$ 0.02
Stock option exercised	(450,000)	$ 0.02	$ 0.02
Cancelled during the period	(130,000)	$ 0.02	$ 0.02

Balance, September 30, 2003	1,060,000	$ 0.02	$ 0.02

c)

Of the 1,130,000 options, 130,000 were repriced. As a result of this change, these options became variable and additional compensation expense of $1,300 was charged to operations.

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

Net loss, as reported	$ (474,807)
Net income (loss), pro-forma	$ (478,761)
Net earnings (loss) per share, as reported	$ (0.03)
Net earnings (loss) per share, pro-forma	$ (0.01)

The fair value of each option grant is calculated using the following weighted average assumption:

Expected life (years)	1
Interest rate	2.67%
Volatility	97.49%
Dividend Yield	0.00%

LEGALPLAY ENTERTAINMENT INC.

(Formerly Poker.Com, Inc.)

Notes to Consolidated Financial Statements

Nine Month Period Ended September 30, 2003

(U.S. Dollars)

(Unaudited)

4.

SUBSEQUENT EVENT

1.    On October 25, 2003, the Company entered into an agreement with Richmedia Technology Inc. to acquire the source code, software application, databases and all other assets in relation to a system of horse handicapping, result prediction and race data management.

In consideration for the acquired assets, the Company paid Richmedia Technology US$20,000 in total. The Company is the sole owner of the proprietary technology and will not be required to pay any ongoing royalties to any parties.

2.    On November 3, 2003, the company announced that it received notice from the Supreme Court of British Columbia that it has succeeded in having

Communication Services Inc. Court Motion heard May, 14, 15 and 16, 2003 dismissed with costs whereby the judgment against Communication Services Inc. determined that LegalPlay Entertainment Inc. established a substantial connection between the claims it is making and the jurisdiction. LegalPlay Entertainment Inc. can therefore pursue its case against Communication Services Inc. in the Supreme Court of British Columbia. Parallel arbitration proceedings against Ala Corp. remain under way.