Form 10QSB/A
period 2003-09-30
POKER COM INC
filed 2003-11-12
CIK 1102432

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

A significant portion of our resources may be used for the continued litigation with respect to the dispute involving the domain poker.com

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2003

RESULTS OF CONTINUING OPERATIONS

The following table sets forth for the periods indicated selected information from LegalPlay Entertainment Inc's consolidated financial statements of operations:

	Three Months	Three Months	Nine Months	Nine Months
	Ended September 30	Ended September 30	Ended September 30	Ended September 30
	2003	2002	2003	2002

Interest income	$ 626	$ -	$ 843	$ -
Operation expenses	202,142	224,585	685,092	869,894
Income (Loss) before discontinued operations	(201,516)	(224,585)	(684,248)	(869,894)
Income (Loss) from discontinued operations	(470,110)	132,565	209,442	953,603

Net (loss) Income during the period	$ (671,626)	$ (92,020)	$ (474,807)	$ 83,710

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

Name of grantee	Number of shares	Relationship with the company	Amount
Randy Peterson	500,000	Consultant	12,500
Ashley V. Redmond	875,000	Consultant	21,875
Mark Glusing	875,000	Officer	15,750
Total	2,250,000		50,125

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

LegalPlay Entertainment Inc.
(Formerly Poker.com, Inc.)
Consolidated Statements of Income
(U.S. Dollars)
(Unaudited)
	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
	$	$	$	$

Revenues

Interest income	626	-	843	-
Total Revenues	626	-	843	-

Expenses
Corporation promotion	4,143	26,747	22,793	98,726
Depreciation and amortization	20,810	7,487	41,256	22,737
Insurance	2,086	5,811	14,252	17,284
Management and Consultant fees	85,134	83,413	261,233	212,099
Office supplies and services	3,247	20,937	24,254	57,361
Professional fees	14,639	4,660	130,678	14,039
Rent	4,673	9,102	13,963	29,911
Wages	50,798	51,514	135,044	262,755
Website marketing	6,112	6,192	9,492	67,096
Technical support	10,500	8,722	32,127	87,886
Total Expenses	202,142	224,797	685,092	841,797

Income (Loss) before discontinued operations	(201,516)	(224,797)	(684,249)	(841,797)
Income (Loss) from discontinued operations (note 2)	(470,110)	132,565	209,442	953,603
Net Loss for the period	(671,626)	(92,020)	(474,807)	83,710

Income (Loss) Before Income Tax	(671,626)	(92,020)	(474,807)	83,710
Income Tax				37,669
Reduction of Income Tax on Loss
Carryforward Application	-	-	-	(37,669)

Net Income (Loss) for Period	(671,626)	(92,020)	(474,807)	83,710

Weighted Average Number of
Common Shares Outstanding	25,657,250	17,175,000	22,467,553	17,119,780

Earnings (Loss) Per Share
Continuing operations	(0.01)	(0.01)	(0.03)	(0.05)
Discontinued operations	(0.02)	0.01	0.01	0.05

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