Form 10KSB
period 2003-12-31
POKER COM INC
filed 2004-04-14
CIK 1102432

----------------------------
                                                           OMB APPROVAL
                                                    ----------------------------

                                                      OMB Number: 3235-0420
                                                      Expires:  April 30, 2006
                                                      Estimated average burden
                                                      hours per response 1646

                                                    ----------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-KSB

(Mark  One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from________________ to ________________

     Commission File No. 000-29219


                          LEGALPLAY ENTERTAINMENT INC.
     ----------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                 FLORIDA                                 98-0199508
                 -------                                 ----------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)


                          630-1188 West Georgia Street
                  Vancouver, British Columbia, Canada V6E 4A2
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 689-5998
               --------------------------------------------------
                            Issuer's telephone number


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

YES [x]   NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the year ended December 31, 2003 were $nil.

The aggregate value of the issuer's common stock held by non-affiliates (assuming that the issuer's only affiliates are, its directors, officers and 10% or greater stockholders) of the issuer as of April 12, 2004 was approximately $1,197,322 based upon the closing bid price of $0.07 per share of commons stock on that dates as reported by the NASD Over the Counter Bulletin Board.


    REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

                                 Not applicable.


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

March 31, 2004 - 26,075,000 Common Shares

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Disclosure Format  Yes [X]  No [ ]

NOTE REGARDING FORWARD LOOKING STATEMENTS

This annual report on Form 10-KSB ("Report") contains statements that may contain forward-looking statements, concerning our future operations and planned future acquisitions and other matters and we intend that such forward-looking statements be subject to the safe harbors for such statements. Any statements that involve discussions with respect to predictions, expectations, belief, plans, projections, objectives, assumptions or future events or performance (often, but not always, using phrases such as "expects", or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends", or stating that certain actions, events or results "may", "could", "might", or "will" be taken to occur or be achieved) are not statements of historical fact and may be "forward looking statements". These forward-looking statements, include statements relating to, among other things, our ability of our to continue to successfully compete in our markets.

We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward-looking statements are based on our beliefs and estimates of management as well as on assumptions made by and information currently available to the registrant at the time such statements were made. Forward looking statements are subject to a variety of risks and uncertainties which could cause actual events or results to differ from those reflected in the forward looking statements, including, without limitation, the failure to obtain adequate financing on a timely basis and other risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements, either as a result of the matters set forth or incorporated in this Report generally and certain economic and business factors, some of which may be beyond our control.

These factors include, among others, the risk factors discussed in the section entitled "risk factors."
We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

BUSINESS  DEVELOPMENT

We were incorporated in Florida on May 3, 1989 as Sparta Ventures Corp. In 1998 we entered into an agreement with Thermal Ablation Technologies Canada Inc., which had developed a thermal balloon ablation system to eliminate dysfunctional uterine bleeding. Our obligation was to raise $3 million to pursue the development of a prototype unit. As a result of this agreement, we changed our name to Thermal Ablation Technology Corporation on October 8, 1998. We raised $150,000 on a private placement basis which was invested into the development of the prototype but we were unable to raise any further capital and as a result, the deal collapsed. After several months of unsuccessful operations Thermal was abandoned and we were reclassified as a development stage enterprise in 1998. We retained a 6% interest in Thermal Ablation Technologies Canada Inc. with no further obligation.

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

On February 12, 2003 we acquired the rights, title and interest in a skill based method of playing poker online known as Skill Poker. Skill Poker was invented by Randy Peterson, a retired Vancouver police detective who sold it to Blue Diamond International Capital. The provisional patent application covering the method of playing Skill Poker was acquired by us from Blue Diamond International Capital for $50,000 in cash and through the issuance of 3,000,000 common shares issued in accordance with Regulation S of the Securities Act of 1933. On going consideration payable to Blue Diamond International Capital includes a monthly minimum of $3,500 or 4% of the gross revenue earned through the operation of Skill Poker, whichever is the greater. The provisional patent application, the related trademarks and the operations of Skill Poker are conducted through a wholly owned Washington State subsidiary, Skill Poker.com Inc., which was incorporated in February of 2003.

Skill Poker is a skill based method of playing poker online which removes the elements of chance. The legality as a skill based game was opined upon by I. Nelson Rose, a professor of law at Whittier University in California. Dr. Rose has represented the U.S and Canadian governments in addition to state and provincial governments and many commercial gaming operators. Skill Poker.com Inc. earns its revenue through the operation of skill based poker tournaments online whereby players enter tournaments paying a buy in and a tournament fee. Skill Poker.com Inc. earns only the tournament fee and does not participate in the buy in. The legality or illegality of the Skill Poker system with respect to U.S or Canadian gaming regulations can not be determined considering the fact that the system has not been challenged in a court of law. It is, however, widely considered that games of skill are different from games of chance and therefore are not considered gambling by regulatory bodies.

In order to create the system online, we required a poker software and acquired a license to the source code of a proprietary software owned by Pokersoft A.V.V. The license included the development of the Skill Poker system incorporating the claims as set forth in the provisional patent application. The system which has been developed is proprietary to Skill Poker and cannot be used by any third parties without prior consent or license from Skill Poker.com Inc. which includes both the software operating Skill Poker and the provisional patent application. Consideration payable to Pokersoft included $30,000 in cash and the issuance of 3,000,000 shares issued in accordance with Regulation S of the Securities Act of 1933. Ongoing consideration payable to Pokersoft includes a monthly minimum of $3,000 or 15% of the gross tournament fees earned by Skill Poker, whichever the greater.

Skill Poker was developed during 2003 and was launched for real money play in November of 2003.

On September 15 2003, we changed our name to LegalPlay Entertainment, Inc. On September 17, 2003, our common stock symbol changed to 'LPLE' on the NASD OTC Bulletin Board.

In an effort to diversify our revenue streams, we purchased the rights, title and interest to a horse racing prediction software. We purchased the software and related customer data from Rich Media Technology Inc. in October 25, 2003 for $20,000. We own the software system and data outright and therefore there is no further consideration payable.

The software will be operated from a horse racing portal known as DailyHorse.com and will be offered on a monthly recurring subscription basis to consumers. We will also offer the technology on a license basis to gaming related companies such as horse tracks.

Our business strategy remains in the on-line poker industry but is now focused into legal, skill based gaming and intends to own and operate a skill poker card room in the United States and Canada.


SUBSEQUENT  EVENT

1. On January 6, 2004, we issued 605,000 options under the terms of the 1998 Combined Incentive and Nonqualified stock option plan to employees, officers and directors. These stock options have no vesting provision, with the exercise price at $0.11 and will expire in two years from the date of issue. On the date of the grant, the market price of the stock was equal to the exercise price.

2. On January 23, 2004, we entered into a letter of intent with GamblingVision Group Inc. whereby GamblingVision will, subject to the conditions of closing, merge with a subsidiary corporation of LegalPlay.

     Following our due diligence period, we announced on March 31, 2004 that we would not be completing the transaction to acquire GamblingVision Group Inc. due to our findings that the technology was too premature and was not an immediate fit with our core business of gaming relating products which do not contravene gaming regulations.

DESCRIPTION  OF  BUSINESS  DURING  2003

On February 12, 2003, we entered into an Asset Purchase & Assignment Agreement with Blue Diamond International Capital Inc. of Switzerland for the acquisition of all certain inventions in connection with a patent application for a method of determining skill in a tournament setting and several Internet domain names in connection with the same.

In consideration for the exchange of the assets acquired pursuant to the Assignment Agreement, we have paid Blue Diamond US$50,000 and issued 3,000,000 common shares in the capital stock of the Company (based on the closing market price of $0.035 on the date of issue for a total cost of $105,000).

In addition, Blue Diamond will receive the greater of US$3,500 per month or 4% of the gross revenue we receive from operating games using the technology of the provisional patent. In the event that we further licensed the technology to a third party, Blue Diamond will also receive 20% of any initial license fee and 4% of the gross revenue of any such licensee.

On March 31, 2003, we entered into a Master License Agreement with Pokersoft Corporation A.V.V. ("Pokersoft") for the purpose of the exclusive development of the Skill Poker system based on our patent pending technology.

We paid Pokersoft an initial license fee of US$30,000 and issued 3,000,000 shares in its common stock to Pokersoft (based on the closing market price of $0.018 on the date of issue for a total cost of $54,000). Pokersoft will receive the greater of US$3,000 per month or a royalty payment of 15% of the gross revenue we receive from operating games using the patent pending technology. The development cost of the system will be paid in addition to the above.

On April 8, 2003, we announced that we had delivered notice of termination to Trimon Systems Inc. ("Trimon") in relation to a Software Master License Agreement executed on July 31, 2001. We determined that the Trimon software was not providing the expected return on investment.

In accordance with the terms and conditions of the license, there was no expense relating to the termination. We will no longer be required to pay monthly maintenance fees and will curtail the operations of the existing casinos in the near future.

On September 15, 2003 we also changed our name from Poker.com, Inc to LegalPlay Entertainment Inc. in accordance with shareholder approval received at the annual general meeting held September 9, 2003.

On September 17, 2003, our wholly owned subsidiary, SkillPoker.com, Inc. officially launched a beta for SkillPoker tournaments on www.SkillPoker.com, the first skill based poker site in North America.

On October 25, 2003, we entered into an agreement with Richmedia Technology Inc. to acquire the source code, software application, databases and all other assets in relation to a system of horse handicapping, result prediction and race data management. We paid Richmedia Technology US$20,000 in total will not be required to pay any ongoing royalties to any parties.

On November 3, 2003, we received notice from the Supreme Court of British Columbia that we were successful in establishing a substantial connection between the claims Communication Services Inc. was making and the jurisdiction in British Columbia. LegalPlay Entertainment Inc. can therefore pursue its case against Communication Services Inc. in British Columbia in connection with the litigation regarding the URL www.Poker.com. Parallel arbitration proceedings against Ala Corp. remain under way. (See Item 3 Legal Proceedings)

On November 15, 2003, our wholly owned subsidiary, SkillPoker.com officially released the real money, pay-for-play version for SkillPoker tournaments on www.SkillPoker.com. In 2003, we generated marginal revenues from the patent
------------------
pending SkillPoker system considering its launch at the end of the calendar year.

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

     (2)  World  Gaming  PLC  (NASD  OTC  BB:  WGMGY)

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

     (4)  Euniverse  Inc.  (OTC:  EUNI.PK)

          Euniverse Inc. is one of the largest entertainment and media networks on the internet serving over 50 Million subscribers each month. Through a wholly owned subsidiary, Game Universe Inc., they operate two  skill  baswed  gaming  sites  at  www.SkillJam.com  and
                                                 ----------------
          www.CasesLadder.com.
          -------------------


     (5)  YouBet.com,  Inc.  (NASDAQ:  UBET)

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


We do not propose to sell any pure gaming licenses, as our products are either skill based or non wagering related software, we are not subject to the same level of regulation as pure online gaming companies.

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

THE  INTERNET  GAMBLING  FUNDING  PROHIBITION  ACT

The proposed Internet Gambling Funding Prohibition Act (the "Bill") was introduced to the U.S. House of Representatives on May 10, 2000. The object of the Bill is to prevent the use of certain bank instruments for Internet Gambling, and for other purposes. Section 3 of the Bill would make it illegal to use bank instruments to pay entry fees, place bets, collect betting winnings or conduct other gambling activities through the Internet. Covered bank instruments include credit cards, debit cards, electronic fund transfers through money transmitting businesses, checks, bank drafts or similar instruments drawn by or on behalf of a person payable through a financial institution. Section 4 of the Bill is proposed to encourage enactment and enforcement of laws in those countries affected with money laundering, corruption and crime issues in order to prevent Internet gambling and use of financial payment and transfer systems to facilitate Internet Gambling.

This  legislation  is  still  being  considered by the House of Representatives.

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

UNLAWFUL  INTERNET  GAMBLING  FUNDING  PROHIBITION  ACT

This bill is essentially a reconciliation of the previous HR 556 and HR 3215 and serves the same purposes. It also calls for U.S. officials to work with foreign governments to determine whether offshore Internet gambling sites are being used for money laundering or other crimes. On March 13, 2003 it was approved by the House Financial Services Committee, and now faces a full House vote.

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

OTHER  INFORMATION

Neither the Company nor any of its subsidiaries engaged in any research and develop activities during 2003. We do not manufacture any products or engage in any activity that requires compliance with environmental laws.

EMPLOYEES

As of December 31, 2003, we had five employees, all of whom were based in Vancouver, British Columbia, Canada.

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

System  Damage  or  Failure

Our skillpoker system software is vulnerable to damage from earthquake, fire, floods, power loss, telecommunications failures, break-ins and other unforeseen events. Our business is dependent upon its sub-licensees' communications hardware and computer hardware being operational. A substantial interruption in these systems would adversely affect our business.

Dependence on the Communications Infrastructure of the Internet for Transmitting Information

We, and skillpoker system software, utilize electronic communications and the Internet infrastructure to send and receive information. Our future success will depend, in significant part, upon the maintenance and growth of this infrastructure and any failure or interruption may have a material adverse effect on our business. To the extent that this infrastructure continues to experience an increased numbers of users, increased frequency of use and increased bandwidth requirements of users, we cannot be certain that this infrastructure will be able to support the demands placed on it or that the performance or reliability of this infrastructure will not be adversely affected. Outages and delays in sending or receiving data as a result of damage to portions of this infrastructure could also affect our ability to transmit information.

Online  Security  Risks

If our skillpoker system software and controls are unable to handle online security risks, its business will be adversely affected. These systems use packet filters, fire-walls, and proxy servers which are all designed to control and filter the data. However, advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may make it easier for someone to compromise or breach the technology used by us and our sub-licensees to protect subscribers' transaction data. If such a breach of security were to occur, we could cause interruptions in services and loss of data or cessation in service. This may also allow someone to introduce a "virus", or other harmful component causing an interruption or malfunction.

To the extent that our activities involve the storage and transmission of information such as credit card numbers, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability.

New  business  strategy

After completion of our year ended December 31, 2002, we assessed the viability of our business in light of our current legislative condition and determined that our prospects of future profitable operations may be delayed or never realized. As a result, we entered into an agreement to acquire a provisional patent for the method of determining skill in a tournament setting with the intention of discontinuing existing licensing arrangements and developing a business foundation on skill and poker and gaming on the Internet. We intend to explore new business opportunities; however, we cannot assure you that we will successfully enter into a new business or that such business opportunity will be commercially successful.

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

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on NASD broker-dealers who make a market in "a penny stock". A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. Our shares are quoted on the OTCBB, and the price of our shares ranged from $0.02(low) to $0.26(high) during the year ended December 31, 2003. The closing price of our shares on March 24 was $0.05. Purchases and sales of our shares are generally facilitated by NASD broker-dealers who act as market makers for our shares. The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

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

ITEM  2.     DESCRIPTION  OF  PROPERTY

In 2003, we occupied 1,145 square feet of commercial space at #630-1188 West Georgia Street in Vancouver, British Columbia, Canada. This facility housed all of our operations including technical, marketing and administration for all of our subsidiaries. The annual cost of the space at the West Georgia location was approximately $18,700 USD.


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

Liz Bryce, through Ala Corp., owns 1,297,900 shares of our common stock or 4.98% of our issued and outstanding common stock. In addition, Ms. Bryce's parents collectively own 1,105,500 shares or 4.24% of our common stock. Ms. Bryce, together with her parents, owns directly and indirectly, a total of 2,403,400 shares or 9.23% of our common stock.

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

Our focus to return the rightful use of the domain Poker.com remains and we are continuing with the process to select a mutually acceptable arbitrator panel.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

                                     PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDERS  MATTERS

MARKET  INFORMATION

There is no "established trading market" for shares of our common stock. As of March 24, 2004 common stock was quoted on the over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "LPLE". No assurance can be given that any "established trading market" for our common stock will develop or be maintained.

The range of high and low closing bid quotations for our common stock during each quarter of the calendar years ended December 31, 2003, and 2002 is shown below, as quoted by Bloomberg, Inc. Prices are inter-dealer quotations, without retail mark-up, markdown or commissions and may not represent actual transactions.

                                 STOCK QUOTATIONS

              ----------------------------------------------------------
              Quarter ended                          High Bid   Low Bid
              -------------------------------------  ---------  --------
              -------------------------------------  ---------  --------
              March 31, 2002                         $    0.27  $   0.23
              -------------------------------------  ---------  --------
              June 30, 2002                          $    0.26  $   0.22
              -------------------------------------  ---------  --------
              September 30, 2002                     $    0.10  $   0.08
              -------------------------------------  ---------  --------
              December 31, 2002                      $    0.03  $   0.03
              -------------------------------------  ---------  --------
              March 31, 2003                         $    0.02  $   0.02
              -------------------------------------  ---------  --------
              June 30, 2003                          $    0.05  $   0.05
              -------------------------------------  ---------  --------
              September 30, 2003                     $    0.14  $   0.14
              -------------------------------------  ---------  --------
              December 31, 2003                      $    0.13  $   0.12
              ----------------------------------------------------------

The future sale of our presently outstanding "unregistered" and "restricted" common stock by present members of management and persons who own more than five percent of our outstanding voting securities may have an adverse effect on any "established trading market" that may develop in the shares of our common stock.

HOLDERS

As at March 3, 2004, we had 40 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. We do not know the beneficial owners of such shares.

DIVIDENDS

We have not declared any cash dividends with respect to our common stock and do not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

SECURITIES  AUTHORIZED  FOR  ISSUANCE  UNDER  EQUITY  COMPENSATION  PLANS.
The following table provides the information at the end of December 31, 2003 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the company is authorized for issuance:

==============================================================================================
                             EQUITY COMPENSATION PLAN INFORMATION
---------------------  ------------------  ------------------  -------------------------------
                           NUMBER OF
                        SECURITIES TO BE
                          ISSUED UPON       WEIGHTED-AVERAGE   NUMBER OF SECURITIES REMAINING
                          EXERCISE OF      EXERCISE PRICE OF    AVAILABLE FOR FUTURE ISSUANCE
                          OUTSTANDING         OUTSTANDING         UNDER EQUITY COMPENSATION
                       OPTIONS, WARRANTS   OPTIONS, WARRANTS     PLANS (EXCLUDING SECURITIES
                           AND RIGHTS          AND RIGHTS         REFLECTED IN COLUMN (a))
PLAN CATEGORY                 (a)                 (b)                        (c)
---------------------  ------------------  ------------------  -------------------------------
Equity compensation
plans approved by
security holders                  960,000                0.02                        4,200,000
---------------------  ------------------  ------------------  -------------------------------
Equity compensation
plans not approved by
security holders                      Nil                 N/A                              N/A
---------------------  ------------------  ------------------  -------------------------------
TOTAL                             960,000                0.02                        4,200,000
==============================================================================================


ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  PLAN  OF  OPERATIONS

You should read the following discussion and analysis in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-KSB.

OVERVIEW

We operate our business through the three subsidiary companies: Casino Marketing S.A., a Costa Rican registered company which performs technical management for our licensees; 564448 BC Ltd., a British Columbia registered company which performs administrative management services to LegalPlay Entertainment Inc.; and Skill Poker.com Inc., a Washington state registered company incorporated on January 29, 2003, through which the patent pending Skill Poker system is being developed and through which the Skill Poker system is operated.

In 2003, we initiated its development of an on line skill based gaming system through our subsidiary Skill Poker.com Inc. in addition to acquiring a horse handicapping software. Our strategy is to engage in the licensing and operating of Skill Poker card rooms in North America and provide a horse handicapping software which will be offered on a subscription basis online at www.DailyHorse.com.


RESULTS  OF  OPERATIONS

TWELVE  MONTHS ENDED DECEMBER 31, 2003 AND TWELVE MONTHS ENDED DECEMBER 31, 2002

General Description Management changed the operational mandate to skill based online gaming in a view of the potential passing of new legislation in the U.S. Senate and Congress. The Company abandoned its pervious casino and poker software gaming license operations and has presented these results on the financial statement as discontinued operations.

Revenue. We had continuing revenue of $nil and discontinued operations revenue of $1,136,970 for the twelve months ended December 31, 2003, the discontinued operations revenue of $2,768,961 for the twelve months ended December 31, 2002 has been reclassified and included in discontinued operations. (Please refer the financial statement note 2 and note 16.)

General and Administrative Operating Expenses. Our total general and administrative operating expenses were $816,956 in fiscal 2003, compared to $810,055 in fiscal 2002. The major increase in General administrative operating expense during 2003 was primarily due to legal fees associated with the domain name dispute. Legal fees are included in professional fees of $129,911.

The following general and administrative expenses increased significantly in 2003 compared to 2002:

                           2003    Compare to Total    2002    Compare to Total
                                       Expenses                    Expenses

  Professional fees      $129,911         16%        $33,516          4%


During the fourth quarter of 2003, the Company was in the process of attempting to develop cost controls and streamline its operations in response to declining working capital.

Net loss for the Year. Net loss for fiscal 2003 was $607,630 compared to net loss of $63,864 in fiscal 2002. We had basic net loss of $0.03 per share in 2003, compared to loss of $0.00 per share in 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

At December 31, 2003, we had net working capital of $154,841, including cash and equivalents of $209,517. At December 31, 2002, we had a net working capital of $835,452, including cash and cash equivalents of $458,650.

During the year ended December 31, 2003, the Company used cash in operating activities of $58,744, cash was used in investing activities of $ 202,389 and $12,000 cash has been provided from financing activities mainly due to stock option exercised from employees.

We had no long-term debt obligations at December 31, 2003. We have entered into no derivative financial instrument arrangements to December 31, 2003.

ITEM  7.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA



     LEGALPLAY ENTERTRAINMENT INC.
     (FORMERLY POKER.COM, INC.)
     CONSOLIDATED FINANCIAL STATEMENTS
     DECEMBER 31, 2003 AND 2002
     (U.S. DOLLARS)






     INDEX                                                               PAGE
     -----                                                               ----

     REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS                          24

     CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets                                          25

     Consolidated Statements of Operations                                26

     Consolidated Statements of Stockholders' Equity                      27

     Consolidated Statements of Cash Flows                                28

     Notes to Consolidated Financial Statements                           29-47

                   REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS
                   -------------------------------------------

TO THE DIRECTORS AND SHAREHOLDERS OF LEGALPLAY ENTERTAINMENT INC. (FORMERLY POKER.COM, INC.)

We have audited the accompanying consolidated balance sheets of LegalPlay Entertainment Inc. (formerly Poker.com, Inc.) as at December 31, 2003 and 2002 and the consolidated statements of operations, stockholders' equity and cash flows for each of the three years ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the three years ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.


"PANNELL  KERR  FORSTER"


Chartered  Accountants

Vancouver,  Canada
February  16,  2004

LEGALPLAY  ENTERTAINMENT  INC.
(FORMERLY  POKER.COM,  INC.)
CONSOLIDATED  BALANCE  SHEETS
DECEMBER  31
(U.S.  DOLLARS)
=======================================================================================
                                                                  2003         2002
---------------------------------------------------------------------------------------
                                                                             (note 2)

ASSETS

CURRENT
  Cash                                                        $   209,517   $  458,650
  Accounts receivable                                               2,965      894,635
  Prepaid expenses and deposits                                    25,741            0
---------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                              238,223    1,353,285
LONG-TERM RECEIVABLE (note 5)                                           0       22,361
EQUIPMENT AND SOFTWARE (note 6)                                   203,884       55,598
INTANGIBLE ASSETS (notes 7 and 8)                                 205,001       55,748
---------------------------------------------------------------------------------------

TOTAL ASSETS                                                  $   647,108   $1,486,992
=======================================================================================

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities (note 9)           $    83,382   $  517,833
---------------------------------------------------------------------------------------
TOTAL LIABILITIES                                             $    83,382      517,833
---------------------------------------------------------------------------------------


COMMITMENTS AND CONTINGENCIES (notes 8, 13 and 17)

STOCKHOLDERS' EQUITY (note 10)

PREFERRED STOCK, $0.01 par value, 5,000,000 shares
authorized, no shares issued and outstanding
COMMON STOCK AND PAID-IN CAPITAL
100,000,000 Authorized shares with a par value of $0.01 each
26,025,000  (2002 - 17,175,000) shares issued and
          outstanding                                           1,857,080    1,624,155
TREASURY STOCK, at cost, 27,000 shares                             (6,881)      (6,881)
SUBSCRIPTIONS RECEIVED                                                  0       32,480
OTHER COMPREHENSIVE INCOME                                         18,981       17,229
DEFICIT                                                        (1,305,454)    (697,824)
---------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                        563,726      969,159
---------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $   647,108   $1,486,992
=======================================================================================
See notes to consolidated financial statements.

LEGALPLAY  ENTERTAINMENT  INC.
(FORMERLY  POKER.COM,  INC.)
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
YEARS  ENDED  DECEMBER  31
(U.S.  DOLLARS)

==========================================================================================
                                                      2003          2002          2001
------------------------------------------------------------------------------------------
                                                                  (note 2)      (note 2)

EXPENSES
  Management and consultant fees (note 11)            231,033       220,706       124,175
  Wages                                               193,732       204,807       326,939
  Professional fees                                   129,911        33,516        28,106
  Royalties, software and advertising                  75,667             0             0
  Office supplies and services                         64,986        93,988        79,960
  Corporation promotion                                26,749       106,544        92,234
  Rent                                                 18,700        37,931        19,648
  Insurance                                            18,182        21,989         7,407
  Website marketing                                     4,176        74,568       261,273
  Bad debt                                              9,240             0        11,000
  Incidental revenues (note 3(g))                      (5,380)            0             0
  Amortization                                         49,960        16,006        13,492
------------------------------------------------------------------------------------------
TOTAL EXPENSES                                        816,956       810,055       964,234
------------------------------------------------------------------------------------------


LOSS FROM CONTINUING OPERATIONS                      (816,956)     (810,055)     (964,234)
DISCONTINUED OPERATIONS (NOTE 16):
  Income from Operations of Discontinued
    Segments                                           24,678       746,191     1,339,855
  Gain on Disposal of Discontinued
    Segment                                           184,648             0             0
------------------------------------------------------------------------------------------

NET INCOME (LOSS) FOR YEAR                        $  (607,630)  $   (63,864)  $   375,621
==========================================================================================


WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                      23,350,664    17,142,945    16,943,219
EARNINGS (LOSS) PER SHARE (note 3)
  Continuing operations                           $     (0.04)  $     (0.06)  $     (0.06)
  Discontinued operations                                0.01          0.06          0.08
==========================================================================================

EARNINGS (LOSS) PER SHARE                         $     (0.03)  $      0.00   $      0.02
==========================================================================================
DILUTED EARNINGS (LOSS) PER SHARE (note 3)
  Continuing operations                           $     (0.03)  $     (0.04)  $     (0.05)

  Discontinued operations                                0.01          0.04          0.07
==========================================================================================
DILUTED EARNINGS (LOSS) PER SHARE                 $     (0.02)  $      0.00   $      0.02
==========================================================================================
See notes to consolidated financial statements.

LEGALPLAY  ENTERTAINMENT  INC.
(FORMERLY  POKER.COM,  INC.)
CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY
YEARS  ENDED  DECEMBER  31
(U.S.  DOLLARS)


                                                                          ACCUMULATED
                                                                             OTHER
                                                                         COMPREHENSIVE               TOTAL
                                COMMON STOCK       TREASURY  SUBSCRIPTIONS  INCOME/  ACCUMULATED  STOCKHOLDERS'
                              SHARES      AMOUNT     STOCK     RECEIVED     (LOSS)     DEFICIT       EQUITY
--------------------------------------------------------------------------------------------------------------
Balance, at
  December 31, 2000         16,935,000  $1,469,235        0   $   22,480   $ 4,755   $(1,009,581)  $  486,889
--------------------------------------------------------------------------------------------------------------
Net income                           0           0        0            0         0       375,621      375,621
Foreign currency
  translation adjustment             0           0        0            0    13,629             0       13,629
--------------------------------------------------------------------------------------------------------------
Total comprehensive
  income                             0           0        0            0         0             0      389,250
Shares issued for cash          15,000       2,250        0            0         0             0        2,250
Subscription received                0           0        0       10,000         0             0       10,000
Stock option benefit                 0     118,920        0            0         0             0      118,920
Repurchase of
  common stock for
  treasury                           0           0   (6,881)           0         0             0       (6,881)
--------------------------------------------------------------------------------------------------------------
Balance, at
  December 31, 2001         16,950,000   1,590,405   (6,881)      32,480    18,384      (633,960)   1,000,428
--------------------------------------------------------------------------------------------------------------
Net loss                             0           0        0            0         0       (63,864)     (63,864)
Foreign currency
  translation adjustment             0           0        0            0    (1,155)            0       (1,155)
--------------------------------------------------------------------------------------------------------------
Total comprehensive
  income                             0           0        0            0         0             0      (65,019)
Shares issued for cash
  on exercise of options       225,000      33,750        0            0         0             0       33,750
--------------------------------------------------------------------------------------------------------------
Balance, at
  December 31, 2002         17,175,000   1,624,155   (6,881)      32,480    17,229      (697,824)     969,159
--------------------------------------------------------------------------------------------------------------
Net loss                             0           0        0            0         0      (607,630)    (607,630)
Foreign currency
  translation adjustment             0           0        0            0     1,752             0        1,752
--------------------------------------------------------------------------------------------------------------
Total comprehensive loss             0           0        0            0         0             0     (605,878)
Stock option benefit                 0      11,800        0            0         0             0       11,800
Cancellation of agreement            0           0        0      (32,480)        0             0      (32,480)
Shares issued for cash
  on exercise of options       600,000      12,000        0            0         0             0       12,000
Shares issued for
  consulting services        2,250,000      50,125        0            0         0             0       50,125
Shares issued for
  intangible assets          3,000,000     105,000        0            0         0             0      105,000
  (note 8(g))
Shares issued for
  software                   3,000,000      54,000        0            0         0             0       54,000
  (note 8(h))
--------------------------------------------------------------------------------------------------------------
Balance, at
  December 31, 2003         26,025,000  $1,857,080  $(6,881)  $        0   $18,981   $(1,305,454)  $  563,726
==============================================================================================================

See  notes  to  consolidated  financial  statements.

LEGALPLAY  ENTERTAINMENT  INC.
(FORMERLY  POKER.COM,  INC.)
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
YEARS  ENDED  DECEMBER  31
(U.S.  DOLLARS)
=======================================================================================
                                                         2003       2002        2001
---------------------------------------------------------------------------------------
                                                                  (note 2)    (note 2)

OPERATING ACTIVITIES
  Net income (loss)                                   $(607,630)  $(63,864)  $ 375,621

  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities
    Non-cash payment for services                        50,125          0           0
     Stock option benefit                                11,800          0     118,920
     Amortization                                        49,960     16,006      13,492
  Changes in non-cash working capital
    Accounts receivable                                 891,670    (19,245)   (419,358)
     Prepaid expenses and deposits                      (25,741)    17,062      33,167
    Accounts payable and accrued liabilities           (434,451)    17,061     (68,626)

  Related to discontinued operations                      5,523    300,507     150,616
---------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                  (58,744)   267,527     203,832
---------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Purchase of intangible assets                         (50,000)         0     (52,337)
  Purchase of equipment and software                   (152,389)   (29,270)    (81,493)
  Collections of long-term receivable                         0     33,789      72,000
---------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES                                           (202,389)     4,519     (61,830)
---------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Subscriptions received                                      0          0      10,000
  Purchase of treasury stock                                  0          0      (6,881)
  Cash proceeds from issuance of common stock            12,000     33,750       2,250
---------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                12,000     33,750       5,369
---------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                       0    (16,673)    (19,619)
---------------------------------------------------------------------------------------

INFLOW (OUTFLOW) OF CASH                               (249,133)   289,123     127,752
CASH, BEGINNING OF YEAR                                 458,650    169,527      41,775
---------------------------------------------------------------------------------------

CASH, END OF YEAR                                     $ 209,517   $458,650   $ 169,527
=======================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
  Assets received for shares issued                   $ 159,000   $      0   $       0
  Subscription received reversed                      $  32,480   $      0   $       0
=======================================================================================
See notes to consolidated financial statements.

LEGALPLAY  ENTERTAINMENT  INC.
(FORMERLY  POKER.COM,  INC.)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2003,  2002  AND  2001
(U.S.  DOLLARS)

--------------------------------------------------------------------------------

1.   INCORPORATION AND NATURE OF OPERATIONS

     The Company was incorporated under the laws of the State of Florida on May 3, 1989 as Sparta Ventures Corp. and remained inactive until June 27, 1998. The name was changed to Thermal Ablation Technologies Corporation on October 8, 1998 and then to Poker.com, Inc. on August 10, 1999.

     On September 15, 2003 the Company changed its name to LegalPlay Entertainment Inc.

     To June 2003, the Companys' revenues were from a variety of Internet sources such as sub-licensing of software, marketing and royalty fees (note
     16). Subsequently, revenue will be derived from the operation of online skill based poker card rooms and other gaming related software.

     In 2003, the Company initiated its development of an on line skill based gaming system through its subsidiary Skill Poker.com Inc. The Company's strategy is to engage in the licensing and operation of Skill Poker card rooms in North America as well as providing a horse handicapping software which will be offered on a subscription basis online.

2.   COMPARATIVE FIGURES

     The comparative figures for the years ended December 31, 2002 and 2001 have been reclassified to conform to current year's presentation.

3.   SIGNIFICANT ACCOUNTING POLICIES

     (a)  Principles of consolidation

          These financial statements include the accounts of LegalPlay Entertainment Inc. (formerly Poker.com, Inc.) and its wholly-owned subsidiaries, Casino Marketing S.A. ("Casino"), a Costa Rican company, 564448 B.C. Ltd., a Canadian company and Skill Poker.com Inc. ("Skill Poker"), a Washington State, U.S.A company. All significant intercompany balances and transactions have been eliminated.

     (b)  Amortization

          Amortization is calculated using the straight-line method based on the following estimated useful lives:

               Furniture                             -    2  years
               Computer  hardware  and  software     -    3  years

          The Company reviews intangible assets to determine if the carrying amount is recoverable based on the estimate of future cash flow expected to result from the use of the asset and its eventual disposition. If in this determination there is an apparent shortfall, the loss will be recognized as a current charge to operations.

LEGALPLAY  ENTERTAINMENT  INC.
(FORMERLY  POKER.COM,  INC.)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2003,  2002  AND  2001
(U.S.  DOLLARS)

--------------------------------------------------------------------------------

3.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (c)  Long-Term Assets

          The Company reviews long-term assets to determine if the carrying amount is recoverable based on the estimate of future cash flow expected to result from the use of the asset and its eventual disposition. If in this determination there is an apparent shortfall, the loss will be recognized as a current charge to operations

     (d)  Software Development

          The Company applies SFAS No.86 and related interpretations in accounting for its development of computer software. During the year ended December 31, 2003, the Company capitalized web site development costs that are included in "computer software" and will be amortized over the estimated life of three years according to the Company's policy.

     (e)  Other  comprehensive  income  (loss)

          The Company has other comprehensive income (loss) arising from foreign currency translation. Accordingly, other comprehensive income is shown as a separate component of stockholders' equity.

     (f)  Net  income  (loss)  per  share

          Net income (loss) per share calculations were based on the weighted average number of common shares outstanding during the year. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the year.

     (g)  Revenue recognition

          The Company will recognize revenues from licensees and customers on an accrual basis according to the terms and conditions of each individual license agreement. Allowances for non-collection of revenues are made when collectibility becomes uncertain.

          Each  license  agreement  generates  two  different  types of revenue:

          (i) Sub-license fees for the right to use the poker or casino software.
          (ii) Royalty revenue for the service of managing and marketing the website.

LEGALPLAY  ENTERTAINMENT  INC.
(FORMERLY  POKER.COM,  INC.)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2003,  2002  AND  2001
(U.S.  DOLLARS)

--------------------------------------------------------------------------------

3.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Recognition  of  revenue  for  each  type  of  revenue  is  as  follows:

          (i)  Sub-license fees

               The sub-license fee is a one-time, non-refundable fee for the right to use the poker/casino software. The Company negotiates different terms of payment for each individual license agreement sold. Typically the revenue on each sub-license is recognized when the website goes live.

          (ii) Royalties

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

          (iii) Tournament fees

               Tournament fees are charged to players who wish to enter a tournament. Depending on the type of tournament to be played, the Company will charge typically ten percent of the tournament buy in. The Company records the revenue for these tournaments on a monthly basis.

          (iv) Incidental revenue

               Incidental revenue consists of tournament fees derived from the first month since the launch of the Skill Poker card room as well as miscellaneous income.

          (v)  Other revenue

               The revenue from banner advertising is recognized when the ads are placed on the Company's website.

     (h)  Foreign currency translation

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

LEGALPLAY  ENTERTAINMENT  INC.
(FORMERLY  POKER.COM,  INC.)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2003,  2002  AND  2001
(U.S.  DOLLARS)

--------------------------------------------------------------------------------

3.   SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

          Gains and losses arising from this translation of foreign currency are accounted for as other comprehensive income (loss).

     (i)  Use of estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to the determination of the impairment of assets and useful lives for amortization. Actual results could differ from those estimates and would impact future results of operations and cash flows.

     (j)  Stock-based compensation

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

          The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options granted to employees, and accordingly, compensation expense of $1,300 (2002 - NIL; 2001 - $17,000) was recognized as wage expense. Had compensation expense been determined as provided in SFAS 123 using the Black-Scholes option-pricing model, the pro-forma effect on the Company's net income
          (loss)  and  per  share  amounts  would  have  been  as  follows:

LEGALPLAY  ENTERTAINMENT  INC.
(FORMERLY  POKER.COM,  INC.)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2003,  2002  AND  2001
(U.S.  DOLLARS)

--------------------------------------------------------------------------------

3.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

          ========================================================================
                                                    2003       2002        2001
          ------------------------------------------------------------------------

          Net income (loss), as reported         $(607,630)  $(63,864)  $ 375,621
          Add:  Stock-based employee                 1,300          0      17,000
          compensation expense under
          intrinsic value method, included
          in reporting net income, net of
          related tax effects
          Deduct:  Total stock-based               (14,227)         0    (249,000)
          compensation expense
          determined under fair value
          based method for all awards,
          net of related tax effects
          ------------------------------------------------------------------------

          Net income (loss), pro-forma           $(620,557)  $(63,864)  $ 143,621
          ========================================================================

          ========================================================================
                                                      2003       2002        2001
          ------------------------------------------------------------------------
          Net income (loss) per share, as        $   (0.03)  $   0.00   $    0.02
          reported
          Add:  Stock-based employee                  0.00       0.00        0.00
          compensation expense per
          share under intrinsic value
          method, included in reporting
          net income, net of related tax
          effects
          Deduct:  Total stock- based                (0.00)     (0.00)      (0.01)
          compensation per share
          expense determined under fair
          value based method for all
          awards, net of related tax
          effects
          ------------------------------------------------------------------------
          Net income (loss) per share,
            pro-forma                            $   (0.03)  $   0.00   $    0.01
          ========================================================================

LEGALPLAY  ENTERTAINMENT  INC.
(FORMERLY  POKER.COM,  INC.)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2003,  2002  AND  2001
(U.S.  DOLLARS)

--------------------------------------------------------------------------------

3.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (j)  Stock based compensation (Continued)

          The fair value of each option grant is calculated using the following weighted average assumptions:

          ==========================================================
                                     2003         2002        2001
          ----------------------------------------------------------

          Expected life (years)          1   Not applicable       2
          Risk free interest rate     4.00%  Not applicable     5.0%
          Expected volatility       143.77%  Not applicable  129.66%
          Expected dividend yield      0.0%  Not applicable     0.0%
          ==========================================================

     (k)  Recent accounting pronouncements

          (i) In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. Interpretation 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise both public and private that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The Company has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption did not have any impact on the Company's consolidated financial position, results of operations or cash flows.

          (ii) On April 30, 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, Statement 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of Statement 149 did not have any effect on its consolidated financial position, results of operations or cash flows.

          (iii) On May 15, 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. Statement 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. The effect of adopting this statement did not have any impact on its consolidated financial position, results of operations or cash flows.

LEGALPLAY  ENTERTAINMENT  INC.
(FORMERLY  POKER.COM,  INC.)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2003,  2002  AND  2001
(U.S.  DOLLARS)

--------------------------------------------------------------------------------

3.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

          (iv) In December 2002, the FASB issued SFAS 148, "Accounting for Stock-based Compensation - Transition and Disclosure, an amendment to SFAS 123". SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock-based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable fair value method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendment to SFAS 123, which provides for additional methods, are effective for the periods beginning after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company adopted these requirements effective January 1, 2003.

          (v) On April 2002, the FASB issued statement No. 145, Rescission of FASB No. 4 Reporting Gains and Losses from Extinguishment of Debt, and amendment of FASB No. 64 Extinguishment of Debt made to Satisfy Sinking-fund Requirements. This statement also rescinds FASB No. 44 Accounting for intangible Assets of Motor Carriers and also amends FASB No 13 Accounting for leases to eliminate an inconsistency in accounting for sale-leaseback. The adoption did not have a material effect on these consolidated financial statements.

4.   FINANCIAL INSTRUMENTS

     (i)  Fair values

          The carrying value of cash, accounts receivable and accounts payable and accrued liabilities approximate their fair value because of the short maturity of these financial instruments.

          The long term receivable has been written down to its estimated realizable value.

     (ii) Interest rate risk

          The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary current assets and current liabilities. However, with respect to the long-term receivable, the Company is exposed to interest rate risk. This is minimized to the extent that the long-term receivable has been discounted to reflect the maturity date.

LEGALPLAY  ENTERTAINMENT  INC.
(FORMERLY  POKER.COM,  INC.)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2003,  2002  AND  2001
(U.S.  DOLLARS)

--------------------------------------------------------------------------------

4.   FINANCIAL INSTRUMENTS (Continued)

     (iii) Credit risk

          The Company is exposed to credit risk with respect to its accounts receivable. The Company follows a program of credit evaluations of customers and licensees and limits the amount of credit extended when deemed necessary. The Company maintains provisions for potential credit losses and any such losses to date have been within management's expectations.

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


5.   ACCOUNTS RECEIVABLE

     Accounts receivable at December 31, 2003 includes $ 591,048 (2002 - $591,048) receivable from Antico Holdings S.A. ("Antico"), a corporation that also collects royalties, commissions and fees from various licensees and customers of the Company. This amount is comprised of $ 496,687 receivable for royalties and $94,361 receivable for a master license. The revenue related to the licence receivable was recognized when the site went live. The revenue related to royalties receivable is recognized on a monthly basis to match the obligation of the licensee to pay 15% of their net monthly deposits received.

     The master license receivable was due at $6,000 per month, without interest, commencing in 2001 over a 2 year period. Ten payments totalling $60,000 were received during the year ended December 31, 2002. The payments have been halted by the master licensee until the Domain name dispute has been settled (note 17(b)). The long-term receivable has been discounted to reflect the maturity date.

     As at December 31, 2003, as a result of the on-going dispute, the entire amount of both the royalty and long-term receivable have been included in bad debts as referred to in note 14.

LEGALPLAY  ENTERTAINMENT  INC.
(FORMERLY  POKER.COM,  INC.)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2003,  2002  AND  2001
(U.S.  DOLLARS)

--------------------------------------------------------------------------------

6.   EQUIPMENT AND SOFTWARE

     =============================================================
                                           Accumulated
                                   Cost    Amortization     Net
     -------------------------------------------------------------

     Furniture                   $  3,471  $       2,774  $    697
     Computer hardware            100,581         57,374    43,207
     Computer software            283,768        123,788   159,980
     -------------------------------------------------------------

     Balance, December 31, 2003  $387,820  $     183,936  $203,884
     =============================================================

     Furniture                      2,541          2,039       502
     Computer hardware             69,646         28,440    41,206
     Computer software            109,244         95,354    13,890
     -------------------------------------------------------------

     Balance, December 31, 2002  $181,431  $     125,833  $ 55,598
     =============================================================

7.   INTANGIBLE ASSETS

     (a) Pursuant to an agreement dated July 16, 1999, the Company acquired for $225,000 the exclusive marketing and licensing rights to the Poker.com domain (note 8(a)). The license will revert to ALA Corp. ("ALA"), the owner of the domain, if the Company:

          (i)  fails to perform or defaults on the agreement;
          (ii) causes the owner of the domain to be in violation of any law; or
          (iii) becomes insolvent.

          Due to the uncertainty surrounding the dispute over the Poker.com URL/Domain name (note 17(b)), management decided to write-down the carrying value of these rights to a nominal amount of $1 in the year ended December 31, 2002.

     (b) Pursuant to an agreement dated October 27, 2001, Casino acquired for $50,000 the exclusive marketing and licensing rights to the Poker.cc domain (note 8(f)).

     (c) Pursuant to an agreement signed February 12, 2003, the Company acquired all certain inventions in connection with a patent application from Blue Diamond International Capital Inc. ("Blue Diamond") of Switzerland (note 8(g)).

8.   LICENSE AGREEMENTS

     (a)  Uninet  Technologies

          Pursuant to an agreement dated July 16, 1999, the Company obtained the exclusive marketing and licensing rights to the Poker.com domain, from Uninet Technologies ("Uninet"), which obtained the rights from ALA in exchange for 750,000 common shares

LEGALPLAY  ENTERTAINMENT  INC.
(FORMERLY  POKER.COM,  INC.)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2003,  2002  AND  2001
(U.S.  DOLLARS)

--------------------------------------------------------------------------------

8.   LICENSE AGREEMENTS (Continued)

          and $100,000. As part of the transaction, an additional 750,000 shares valued at $125,000 were issued to the officers of the Company as compensation expense. The previous CEO of the Company is also a director of Uninet. The Company is obligated to pay a 4% royalty of any gross revenue including marketing revenues from the casino site to ALA. Title will transfer to the Company once total cumulative royalties exceed $1,000,000

          On December 6, 2002, the Poker.com domain was re-directed without the Companys' consent or knowledge by ALA. The Company has ceased all payments of royalties payable to Uninet pending resolution of the dispute over the right to use the domain.

     (b)  Starnet Systems International Inc.

          Pursuant to an agreement ("Agreement") dated September 14, 2001, the Company purchased a non-transferable license and a single sublicense of Starnet Systems International Inc.'s ("SSII") Internet Casino software in return for the following:

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

          The Agreement is automatically renewed for a one year period unless the Company gives written notice at least 45 days prior to the end of any one year period. SSII can terminate this Agreement by giving written notice at least 6 months prior to the end of any one year term including the first year of the Agreement.

          During the year ended December 31, 2002, SSII ceased to carry on business thereby terminating any business relationship with the Company.

LEGALPLAY  ENTERTAINMENT  INC.
(FORMERLY  POKER.COM,  INC.)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2003,  2002  AND  2001
(U.S.  DOLLARS)

--------------------------------------------------------------------------------

8.   LICENSE AGREEMENTS (Continued)

     (c)  Chartwell Games Corp. (formerly Gaming Tech Corporation)

          Pursuant to an agreement dated November 29, 1999, Casino purchased the following for $100,000:

          (i) the non-exclusive and non-transferable right to sub-license Chartwell Games Corp.'s ("Chartwell") gaming software; and

          (ii) the right of Casino's sub-licensees to grant the use of the software to end users.

          This amount has been capitalized as computer software. Casino is obligated to pay Chartwell a set-up fee for each new sub-licensee and a percentage of gross revenue of every sub-licensee. At December 31, 2002, $103,014 was included in accounts payable. In the year ended December 31, 2001, management determined the software was obsolete and recorded a loss on disposal of $94,444.

          On May 5, 2002, Chartwell signed a Mutual Release and Termination Agreement that relieved Casino of all liability for the payment of $103,014 owed to Chartwell for the software that was disposed of by Casino in the year ended December 31, 2002. At December 31, 2003 there is no amount included in accounts payable.

     (d)  Transnet International S.A.

          Pursuant to an agreement dated February 15, 2002, the Company purchased the unlimited right to use, distribute or sublicense Transnet International S.A.'s ("Transnet") poker software. The Company must:

          (i)  pay  $30,000  (paid);
          (ii) issue 240,000 (80,000 pre-split) shares of the Company (unissued). These shares were deemed to be issued at $0.135 ($0.406 pre-split) each, the last traded price on February 15, 2001; and
          (iii) payment of continuing license fees as agreed of sub-licensees' monthly rate from the tables.

          The Company must also pay Transnet for additional sub-licenses at an agreed upon amount.

          On July 29, 2003, Transnet sent an account settlement letter that all business between Casino and Transnet has been finalized except for the royalty payment of $8,169, which is included in accounts payable and accrued liabilities at December 31, 2003.

LEGALPLAY  ENTERTAINMENT  INC.
(FORMERLY  POKER.COM,  INC.)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2003,  2002  AND  2001
(U.S.  DOLLARS)

--------------------------------------------------------------------------------

8.   LICENSE AGREEMENTS (Continued)

     (e)  Trimon Systems Inc.

          Pursuant to a Definitive Master License Agreement ("Agreement") dated July 31, 2001, the Company purchased:

          (i) a non-exclusive, non-transferable license to use the software only in connection with the business and to transmit the client software directly or assign the rights to use the software to Antico Holdings SA (a sub-licensee of the Company) only in object code form to end users by means of Electronic Distribution;

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

          On April 8, 2003, the Company had delivered notice of termination to Trimon Systems Inc. in relation to a Software Master License Agreement executed on July 31, 2001. In accordance with the terms and conditions of the license, there was no expense relating to the termination. The Company will no longer be required to pay monthly maintenance fees and therefore, discontinued the casino software operations in June 2003.

LEGALPLAY  ENTERTAINMENT  INC.
(FORMERLY  POKER.COM,  INC.)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2003,  2002  AND  2001
(U.S.  DOLLARS)

--------------------------------------------------------------------------------

8.   LICENSE AGREEMENTS (Continued)

     (f)  Genius Goods Inc. (formerly Syzygy Enterprises Inc.)

          Pursuant to an agreement dated October 27, 2001, Casino obtained the exclusive marketing and licensing rights to the Poker.cc domain for $50,000, from Genius Goods Inc. ("Genius") and John Bottomley. As part of the agreement Casino has agreed to sell Genius an exclusive worldwide sub-license to use the URL Poker.cc for the sole purposes of operating a poker card room and marketing the Poker.cc cardroom. The price of the sub-license is $50,000 and all parties agreed to exchange the rights to the poker.cc domain as consideration for the sub-license. This amount has been capitalized to intangible assets (note 7). The term of the license expires October 1, 2051. Under the terms of the sub-license, Genius must pay Casino a royalty fee of 60% of the rake earned from the Poker.cc cardroom.

          In November 2003, as a result of the Company's primary focus on the operation of the patent pending Skill Poker system, the agreement was amended such that in consideration for the domain name Poker.cc, Genius Goods would accept a Skill Poker sub license. Poker.cc must pay 30% of its gross tournament fees to the Company as a royalty.

     (g)  Blue Diamond International Inc.

          On February 12, 2003, the Company entered into an Asset Purchase & Assignment Agreement between the Company, its wholly owned subsidiary, Skill Poker.com Inc. and Blue Diamond of Switzerland for the acquisition of all certain inventions in connection with a patent application for a method of determining skill in a tournament setting and several Internet domain names in connection with the same.

          The Company, in consideration for the exchange of the assets acquired pursuant to the Assignment Agreement, has paid Blue Diamond $50,000 cash and issued 3,000,000 common shares in the capital stock of the Company (based on the closing market price of $0.035 on the date of issue) for a total cost of $105,000.

          In addition, Blue Diamond will receive the greater of $3,500 per month or 4% of the gross revenue received by the Company from operating games using the technology of the provisional patent. In the event that the technology is further licensed by the Company to a third party, Blue Diamond will also receive 20% of any initial license fee and 4% of the gross revenue of any such licensee.

LEGALPLAY  ENTERTAINMENT  INC.
(FORMERLY  POKER.COM,  INC.)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2003,  2002  AND  2001
(U.S.  DOLLARS)

--------------------------------------------------------------------------------

8.   LICENSE AGREEMENTS (Continued)

     (h)  Pokersoft Corporation A.V.V.

          On March 31, 2003, the Company entered into a Master License Agreement with Pokersoft Corporation A.V.V. ("Pokersoft") for the purpose of the exclusive development of the Skill Poker system based on Pokersoft's patent pending technology.

          The  Company agreed to pay Pokersoft an initial license fee of $30,000
          (paid) and issue 3,000,000 shares in its common stock to Pokersoft (based on the closing market price of $0.018 on the date of issue) for a total cost of $84,000. Pokersoft will receive the greater of $3,000 per month or a royalty payment of 15% of the gross revenue received by the Company from operating games using the patent pending technology. The development cost of the system will be paid in addition to the above. In year 2003, the accumulated software development cost was $70,524.

     (i)  Richmedia Technology Inc.

          On October 25, 2003, the Company entered into an agreement with Richmedia Technology Inc. ("Richmedia") to acquire the source code, software application, databases and all other assets in relation to a system of horse handicapping, result prediction and race data management.

          In consideration for the acquired assets, the Company paid Richmedia $20,000 in total. The Company is the sole owner of the proprietary technology and will not be required to pay any ongoing royalties to any parties.

9.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     ======================================================================
                                                           2003      2002
     ----------------------------------------------------------------------
     Trade payables                                       $81,075  $517,408
     Advances from related parties                          2,307       425
     ----------------------------------------------------------------------

                                                          $83,382  $517,833
     ======================================================================

10.  STOCKHOLDERS' EQUITY

     (a) On August 16, 2001 the Company split its stock on a three-for-one basis. All of the shares and per share amounts presented in these financial statements have been adjusted to give effect to this three-for-one split.

     (b) On February 21, 2003, the Company issued 3,000,000 shares of common stock to Blue Diamond for the acquisition of a provisional patent application on a system of playing poker online known as Skill Poker (based on the closing market price of $0.035 on the date of issue for a total of $105,000).

LEGALPLAY  ENTERTAINMENT  INC.
(FORMERLY  POKER.COM,  INC.)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2003,  2002  AND  2001
(U.S.  DOLLARS)

--------------------------------------------------------------------------------

10.  STOCKHOLDERS' EQUITY (Continued)

     (c) On April 14, 2003, the Company issued 3,000,000 shares of common stock to Pokersoft for the acquisition of a software master license, which will incorporate the patent pending Skill Poker system (based on the closing market price of $0.018 on the date of issue for a total of $54,000).

     (d) On June 13, 2003, the Company issued 2,250,000 shares of common stock for consulting services, which were valued at $50,125 (based on the closing market price on the date the agreement was signed). The
          Company  has  recorded  such  amount  in  the statement of operations.

     (e) The Company applies FASB 123 and related interpretations in accounting for its stock options granted to consultants, and accordingly, compensation expense of $10,500 (2002 - $10,500) was recognized as consulting expense.

     (f)  Stock  options

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

          The following summarizes the options outstanding and exercisable at December 31, 2003 and 2002 all of which were fully vested at these dates:

          ====================================================================
                                                          Number of Options
          Expiry Date                 Exercise Price       2003        2002
          --------------------------------------------------------------------

          January 6, 2003 (repriced)  $          0.15           0      510,000
          Unlimited                   $          0.02     510,000            0
          January 7, 2004 (expired)   $          0.02     400,000            0
          May 28, 2004                $          0.02      25,000            0
          October 30, 2004            $          0.02      25,000            0
          --------------------------------------------------------------------

                                      $          0.02     960,000      510,000
          ====================================================================

LEGALPLAY  ENTERTAINMENT  INC.
(FORMERLY  POKER.COM,  INC.)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2003,  2002  AND  2001
(U.S.  DOLLARS)

--------------------------------------------------------------------------------

10.  STOCKHOLDERS' EQUITY (Continued)

          The following table summarizes the Company's stock option activity for the years ended December 31, 2003 and 2002:

          ===============================================================
                                                                Weighted
                                                    Exercise     Average
                                        Number        Price     Exercise
                                      of Options   Per Option     Price
          ---------------------------------------------------------------

          Balance, December 31, 2001   1,531,000   $      0.15  $    0.15
            Exercised                   (225,000)  $      0.15  $    0.15
            Cancelled                   (796,000)  $      0.15  $    0.15
          ---------------------------------------------------------------

          Balance, December 31, 2002     510,000   $      0.02  $    0.02
            Granted during year        1,180,000   $      0.02  $    0.02
            Exercised                   (600,000)  $      0.02  $    0.02
            Cancelled                   (130,000)  $      0.02  $    0.02
          ---------------------------------------------------------------

          Balance, December 31, 2003     960,000   $      0.02  $    0.02
          ===============================================================

          Effective January 6, 2003 all options outstanding were repriced from $0.15 to $0.02.

     (g) On January 6, 2004, the Company issued 605,000 options under the terms of the 1998 Combined Incentive and Nonqualified stock option plan to employees, officers and directors. These stock options have no vesting provision, with the exercise price at $0.11 and will expire in two years from the date of issue. On the date of the grant, the market price of the stock was equal to the exercise price.

     (h) The Company issued 50,000 common shares to employees and consultants subsequent to year-end as a result of exercise of options.

11.  RELATED PARTY TRANSACTIONS

     (a) During the year ended December 31, 2003, the Company paid management fees of $35,750 (2002 - $3,945; 2001 - 0) to an officer.

     (b) During the year ended December 31, 2003, the Company paid management fees of $29,355 (2002 - $0 ; 2001 - 0) to a company of which an officer of the Company is a director.

     (c) During the year ended December 31, 2003, the Company paid management fees of $ 0 (2002 - $150,102; 2001 - $91,670) to a former officer.

LEGALPLAY  ENTERTAINMENT  INC.
(FORMERLY  POKER.COM,  INC.)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2003,  2002  AND  2001
(U.S.  DOLLARS)

--------------------------------------------------------------------------------

12.  INCOME TAXES

     The Company's operating losses for Canadian income tax purposes are approximately $2,660,000 (2002 - $1,881,000) which may be carried forward to apply against future income for Canadian tax purposes. Of this amount, approximately $2,484,000 (2002 - $1,900,000) may be carried forward to apply against future income for U.S. tax purposes.

     Losses for U.S. tax purposes may be carried forward for up to 19 years and begin to expire in 2017.

     Expiry  of  the  losses  for  Canadian  income  tax purposes is as follows:

     ====================================================================
     YEAR OF EXPIRY                                            Amount
     --------------------------------------------------------------------

     2005                                                    $    150,000

     2006                                                         392,000

     2007                                                         176,000

     2008                                                         498,000

     2009                                                         682,000

     2010                                                         762,000
     --------------------------------------------------------------------

                                                             $  2,660,000
     ====================================================================

     The future benefit of these loss carry-forwards has not been recorded in these consolidated financial statements due to uncertainties regarding the utilization of the future income tax assets.

13.  COMMITMENTS

     The Company occupies leased premises at an annual rental of $18,700 under terms of a lease expiring in March 31, 2006.

14.  BAD DEBT EXPENSE

     As at December 31, 2003, accounts receivable are net of an allowance for bad debts of $616,025 (2002 - $671,250). Of the total sales for the year, the Company recognized bad debt expense of $151,878 (2002- $734,144) deemed uncollectible by management. These amounts are included in the results of discontinued operations (note 16).

15.  SEGMENTED INFORMATION

     The majority of the Company's revenues from discontinued operations are derived from a foreign country. The Company's computer hardware is located in a foreign country.
     Two  sub-licensees contributed approximately 0% and 85%, respectively (2002
     -  27%,  34%; 2001 - 37%, 7%) of the total revenues from foreign countries.

LEGALPLAY  ENTERTAINMENT  INC.
(FORMERLY  POKER.COM,  INC.)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2003,  2002  AND  2001
(U.S.  DOLLARS)

--------------------------------------------------------------------------------

16.  DISCONTINUED OPERATIONS (Continued)

     During the year ended December 31, 2003, the Company received notice from each of their sub-licensees: Antico Holdings S.A., Focusnet Capital Inc. and Microgaming Systems Ltd, that they would be discontinuing their software gaming licenses. As such, the Company does not expect any further revenue from software gaming licensing in relation to these respective customers. Management is of the opinion that the discontinuation of the previous licensees reflects the revised strategy to operate only within the confines of U.S. gaming laws. Given the current mandate of the Company to operate legal online gaming sites and in view of the potential passing of new legislation in the US Senate and Congress, the Company abandoned its software gaming license operations and has presented these results on the financial statements as discontinued operations.

     Discontinued operations consisted of the entire operations of the Company's wholly owned subsidiary, Casino Marketing S.A as well as the former operations of the Company related to banner advertising and marketing. As at December 31, 2003, the assets and liabilities of these segments consisted only of cash and accounts receivable of $33,690 (2002 - $1,219,580) and accounts payable and accrued liabilities of $8,169 (2002 - $487,364).

     The  previously  reported financial statements have thus been reclassified.

     =======================================================================
                                             2003        2002        2001
     -----------------------------------------------------------------------

     Revenue                              $1,136,970  $2,768,961  $1,833,397
     =======================================================================

     Income from operations               $   24,678  $  746,191  $1,339,855
     Gain on disposal                        184,648           0           0
     -----------------------------------------------------------------------

     Income from discontinued operations  $  209,326  $  746,191  $1,339,855
     =======================================================================

17.  CONTINGENT LIABILITIES

     (a) At present, the sale of Internet gaming software/licenses is unregulated. As the Internet grows in popularity and use, it is possible that certain laws and regulations will be adopted, which may materially affect the Company's ongoing operations.

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

LEGALPLAY  ENTERTAINMENT  INC.
(FORMERLY  POKER.COM,  INC.)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2003,  2002  AND  2001
(U.S.  DOLLARS)

--------------------------------------------------------------------------------

17.  CONTINGENT LIABILITIES (Continued)

          domain. Additionally, the Company may be subject to damages in relation to the domain dispute, which may impact the ability of the Company to collect the outstanding Antico receivable.

          The Company may be responsible for damages in relation to the dispute in respect of the license agreement with Antico and may not be able to fully collect the outstanding receivable of $591,000.

18.  SUBSEQUENT EVENTS

     (i) On January 23, 2004, the Company entered into a letter of intent with GamblingVision Group Inc. ("GamblingVision") whereby GamblingVision will, subject to the conditions of closing, merge with a subsidiary corporation of the Company.

          In addition, the proposed merger is subject to the Company completing a private placement in the amount of $200,000 of which partial proceeds would be used to operate and develop GamblingVision's business.

          Following our due diligence period, we announced on March 31, 2004 that we would not be completing the transaction to acquire GamblingVision Group Inc. due to our findings that the technology was too premature and was not an immediate fit with our core business of gaming relating products which do not contravene gaming regulations.

     (ii) On January 6, 2004, the Company issued 605,000 stock options to employees, officers and directors (note 10(g)) with an exercise price of $0.11 per share and issued 50,000 common shares on exercise of options (note 10(h)) for cash of $1,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the last two fiscal years ended December 31, 2003 and 2002, included in this report have been audited by Pannell Kerr Forster, of Vancouver, British Columbia, Canada, as set forth in their report included herein.

ITEM 8A.  CONTROLS  AND  PROCEDURES

i). We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2003.

ii). Management has disclosed, based on the Company's most recent valuation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

     The assessment report due in respect of this item is not required of non-accelerated filers prior to fiscal years ending on or after July 15, 2005.

iii). There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


IDENTIFICATION  OF  DIRECTORS  AND  EXECUTIVE  OFFICERS

-----------------------------------------------------------------------
         Name                    Age                   Title
-----------------------  --------------------  ------------------------
     Keith Andrews               47                   Director
-----------------------  --------------------  ------------------------
     Cecil Morris                73                   Director
-----------------------  --------------------  ------------------------
      Mark Glusing               33             President & Acting CFO
-----------------------------------------------------------------------


BACKGROUND  OF  OFFICERS  AND  DIRECTORS

Keith  Andrews

Mr. Keith Andrews has been a member of the board of directors since September 15, 2001. He currently serves as Vice President of Strategic Alliances for VERB Exchange; a Vancouver based unified communications company. Mr. Andrews ran his own successful consulting firm for 10 years providing services, strategies and contract negotiating skills to major corporations. He has worked with AT&T, Spectra Group, IMG, and Keg restaurants. Mr. Andrews has been responsible for major sponsorship and alliance negotiations involving firms such as Molson Breweries, Labatt's, Nike, Coca Cola, Pepsi, JBL, BOSE, and major sports affinity associations. Mr. Andrews provides leadership and vision in identifying marketing synergies and execution plans that bring value and new opportunities to our business model. Mr. Andrews is also a director of our wholly owned subsidiary Skill Poker.com Inc.

Cecil  Morris

Cecil Morris is a retired, freelance business consultant based in Cape Town, South Africa with expertise in software programming and electronics development. Mr. Morris assisted a number of technology companies based in South Africa and internationally during his career and has served as a board member with us since September 10, 2000.

Mark  Glusing

Mr. Mark Glusing is our President and acting CFO. Mr. Glusing has a strong background in international business management and finance and previously was a director and the Chief Operating Officer of Immune Network Ltd., a publicly traded biotech company, and is a former director of BC Research Inc., a technology incubator based in Vancouver. Mr. Glusing is a past director of publicly traded Pan Asia Communications Inc. and currently is a director of 649.com Inc. and is President and a director of our wholly owned Skill Poker.com.

There  are  no  family  relationships among our directors or executive officers.

Due in part to the change in business strategy, we are in the process of restructuring our management. Until the restructuring process is complete, Mr. Mark Glusing, our President, serves as the acting CFO.

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

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

To the best of our knowledge all directors, officers and persons who beneficially owned more than ten percent of our common stock filed timely reports in compliance with Section 16(a).

CODE  OF  ETHICS

There has not yet been a code of ethics adopted by us due to the restructuring process. Our code of ethics will be adopted once we have completed the restructuring and additional key management positions are filled.

ITEM  10.     EXECUTIVE  COMPENSATION

The following table sets forth information with respect to compensation paid by the Company to the Chief Executive Officer and the other highest paid executive officers (the "Named Executive Officer") during the three most recent fiscal years.

                                          SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------------------------------------
                                                                    Long Term Compensation
                                                              -----------------------------------
                                 Annual Compensation                   Awards            Payouts
-------------------  ---------------------------------------  ------------------------  ---------
        (a)             (b)       (c)      (d)        (e)         (f)          (g)         (h)         (i)
-------------------  --------  --------  -------  ----------  -----------  -----------  ---------  -----------
Name and               Year     Salary    Bonus     Other     Restricted   Securities     LTIP      All Other
Principal Position               ($)       ($)      Annual       Stock     Underlying   Pay outs     Compen-
                                                   Compen-      Awards      Options/       ($)     sation ($)
                                                  sation ($)                SARS (#)
-------------------  --------  --------  -------  ----------  -----------  -----------  ---------  -----------
Charlo               12/31/00                                                                      $    33,409
Barbosa
Former President ,
COO and Director
(1)
-------------------  --------  --------  -------  ----------  -----------  -----------  ---------  -----------
Michael Jackson      12/31/02                                                                      $   146,158
Former President,    12/31/01                                                                      $    91,671
CEO, Secretary       12/31/00                                                                      $    37,500
and Director (2)
-------------------  --------  --------  -------  ----------  -----------  -----------  ---------  -----------
Christa Taylor       12/31/02  $ 45,265
Former President,    12/31/01  $ 45,331
CFO, Secretary       12/31/00  $ 35,000
and Director (3)
-------------------  --------  --------  -------  ----------  -----------  -----------  ---------  -----------
Mark Glusing         12/31/03  $ 86,427                       $    15,750      300,000
President (4)        12/31/02  $  3,945
--------------------------------------------------------------------------------------------------------------


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

(4)  Mr. Glusing was appointed President on December 13, 2002.



OPTIONS/SAR  GRANTS

The following table sets forth information with respect to grant the stock appreciation rights by the company to executive officers during the year 2003.

====================================================================================
                        OPTION/SAR GRANTS IN LAST FISCAL YEAR
--------------  -------------  -----------------  -----------------  ---------------
      Name        Number of    Percent of total   Exercise or base   Expiration date
                 securities      options/SARs       price ($/Sh)
                 underlying       granted to
                options/SARs     employees in
                 granted (#)      fiscal year

      (a)            (b)              (c)                (d)               (e)
--------------  -------------  -----------------  -----------------  ---------------
Mark Glusing          300,000             25.42%               0.02  January 5, 2004
Keith Andrews         200,000             16.94%               0.02  January 5, 2004
Cecil Morris          200,000             16.94%               0.02  January 5, 2004
====================================================================================


LONG-TERM  INCENTIVE  PLAN  AWARDS

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, stock price or any other measure.

COMPENSATION  OF  DIRECTORS

There are standard arrangements pursuant to which our directors are compensated for services provided as director. We paid the amount of $24,000 ($6,000 2002) to our directors for committee participation or special assignments.

REPORT  ON  REPRICING  OF  OPTIONS/SAR

We  repriced  510,000  options  from  0.15  to  0.02  on  January  6,  2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial shareholdings of those persons or entities who beneficially hold five percent or more of our common stock as of March 3, 2004 with the computation being based upon 26,075,000 shares of common stock being outstanding.

--------------------------------------------------------------------------------------
Name and Address                         Number of Shares Beneficially  Percentage of
                                                     Owned                  Class
---------------------------------------  -----------------------------  --------------
CEDE & Co.                                                  15,420,209          59.14%
---------------------------------------  -----------------------------  --------------
Blue Diamond International Capital Inc.                      3,000,000          11.51%
---------------------------------------  -----------------------------  --------------
Pokersoft A.V.V.                                             3,000,000          11.51%
---------------------------------------  -----------------------------  --------------
Liz Bryce                                                    2,403,400           9.23%
---------------------------------------  -----------------------------  --------------
Total                                                       23,823,609          91.39%
--------------------------------------------------------------------------------------

(1)     Liz  Bryce owns 1,297,900 shares through her company ALA Corp and collectively with  her  parents owns 2,403,400 shares or 9.23% of the issued shares of the Company.

SECURITY  OWNERSHIP  OF  MANAGEMENT

The following table sets forth the shareholdings of our directors and executive officers as of March 3, 2004 based upon nil shares of common stock being outstanding:

---------------------------------------------------------------
Name and Address  Number of Shares Beneficially  Percentage of
                              Owned                  Class
----------------  -----------------------------  --------------
Keith Andrews                               NIL             N/A
----------------  -----------------------------  --------------
Cecil Morris                                NIL             N/A
----------------  -----------------------------  --------------
Mark Glusing                            567,000           2.17%
----------------  -----------------------------  --------------
Total                                   567,000           2.17%
---------------------------------------------------------------

CHANGES  IN  CONTROL

To the knowledge of management, there are no present arrangements or pledges of the Company securities, which may result in a change of control of the Company.

SECURITIES  AUTHORIZED  FOR  ISSUANCE  UNDER  COMPENSATORY  PLANS

The following table includes information as of December 31, 2003 for all compensatory plans previously approved by our security holders and all compensatory plans not previously approved by our security holders.

==============================================================================================
                             EQUITY COMPENSATION PLAN INFORMATION
---------------------  ------------------  ------------------  -------------------------------
                           NUMBER OF
                        SECURITIES TO BE
                          ISSUED UPON       WEIGHTED-AVERAGE   NUMBER OF SECURITIES REMAINING
                          EXERCISE OF      EXERCISE PRICE OF    AVAILABLE FOR FUTURE ISSUANCE
                          OUTSTANDING         OUTSTANDING         UNDER EQUITY COMPENSATION
                       OPTIONS, WARRANTS   OPTIONS, WARRANTS     PLANS (EXCLUDING SECURITIES
                           AND RIGHTS          AND RIGHTS         REFLECTED IN COLUMN (a))

   PLAN CATEGORY              (a)                    (b)                     (c)
---------------------  ------------------  ------------------  -------------------------------
Equity compensation               960,000                0.02                        4,200,000
plans approved by
security holders
---------------------  ------------------  ------------------  -------------------------------
Equity compensation                   Nil                 N/A                              N/A
plans not approved by
security holders
---------------------  ------------------  ------------------  -------------------------------
TOTAL                             960,000                0.02                        4,200,000
==============================================================================================

EQUITY  COMPENSATORY  PLAN  INFORMATION

1998  COMBINED  INCENTIVE  AND  NON-QUALIFIED  STOCK  OPTION  PLAN

The Directors adopted the 1998 Combined Incentive and Non-Qualified Stock Option (the "1998 Plan"), approved by our shareholders on 21st of August in 1998, to be administered by the Board of Directors or a Committee of the Board of Directors, to provide stock options as means to attract and retain key employees and consultants. The shares to be offered under the 1998 Plan consist of previously unissued common shares, and are not to exceed 6,000,000 shares in total. The exercise price to be set on granting of the Incentive Stock Options shall not be less than 100% of fair market value on the date of granting and the options may not be for longer than 10 years (110% of fair market value and 5 years in the case of optionees holding more than 10% of the shares of the company). The exercise price to be set on granting of the Non-Qualified Stock Options may be more or less than or equal to the fair market value on the date of granting and the options may not be for longer than 10 years. For both Incentive and Non-Qualified Stock Options, the vesting and exercise schedule may be determined on an individual basis by the Plan Administrator.

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

We were aware that UniNet entered into the initial license agreement with Ala Corp. on the basis that we would immediately enter into a sub-license agreement with UniNet. At the time the agreement between Ala Corp. and UniNet was entered into, Liz Bryce, Ala Corp's principal, owned indirectly 547,900 (1) shares, or 2.1%, of our common stock and together with her parents owned 1,653,400 (1) shares or 6.34% of our common stock. Ala Corp. received a further 750,000 (1) shares on the transactions with UniNet and us to bring the total number of shares owned by Liz Bryce, through Ala Corp. to be 1,297,900 shares or, at that time, 4.98% of our issued and outstanding common stock. With her parents and through Ala Corp. Ms. Bryce owned 2,403,400 shares or 9.23% of our issued and outstanding common stock at the time of the initial license between Ala Corp. and UniNet and the sub-license to us

In addition to the share consideration paid to Mr. Jackson and to Ms. Bryce's company, we are obligated to pay a royalty to Ala Corp. in the amount of 4% of our gross revenue. In 2003, we paid Ala Corp. $Nil (2002 - 89,140; 2001 - $96,328; 2000 - $32,194; 1999 - $8,000).

In 2003, we paid to Weblink Management S.A., a company of which Michael Jackson is a Director, management fees of $61,448 (2002 - 143,325; 2001 - $nil; 2000 -
$nil)

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

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

Reports  on  Form  8-K  were  filed  during  the  last  quarter  of  year  2003.

     (a)  Exhibits

Exhibit Number  Description

     2.1*       On December 22, 2003 we filed an 8K announcing the launch of
                PokerPass.com in the UK market.
     2.2*        On November 3, 2003 we filed an 8K announcing our success of clearing a legal hurdle relating to the domain name dispute involving the url
                poker.com.
     2.3*       On October 29, 2003 we filed an 8K announcing the acquisition of our horse racing software from Richmedia Technology Inc.
     32.1       Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002 for Mark Glusing, President
                and Acting Chief Financial Officer of the Company




*  Previously  filed.

ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

     1. Audit Fees

     In 2003, we paid to Pannell Kerr Forster, an Independent firm of Chartered Accountants, auditing fees of $13,361 (2002 - $13,389) related to our annual financial statements and review of financial statements included in our Form 10-QSB or 10-KSB for services that are normally provided by the accountants in connection with statutory and regulator filings or engagements for those fiscal years.

     2. Audit-Related Fees

     There were no additional fees billed in each of the last two fiscal years for assurance and related services by the principal accountant, Pannell Kerr Forster, Chartered Accountants, that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9 (e)(1) of Schedule 14A.

     3. Tax Fees

     There were no additional aggregate fees billed in 2003 (2002 - $525) for professional services rendered by the principal accountant, Pannell Kerr Forster Chartered Accountants, for tax compliance, tax advice and tax planning.

     4. All Other Fees

     There were no additional aggregate fees billed in each of the last two fiscal years for products and services provided by Pannell Kerr Forster Chartered Accountants, other than the services reported in Item 9(e)(1) through 9(e)(3) of Schedule 14A.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGALPLAY  ENTERTAINMENT  INC.
(Registrant)


/s/  Mark  Glusing                              Date:  April  14,  2004
------------------
Mark  Glusing
President  /  Acting  CFO

In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/  Mark  Glusing                              Date:  April  14,  2004
------------------
Mark  Glusing
     President / Acting CFO

/s/  Keith  Andrews                             Date:  April  14,  2004
-------------------
Keith  Andrews
Director

/s/  Cecil  Morris                              Date:  April  14,  2004
------------------
Cecil  Morris
Director