Form 10QSB
period 2004-03-31
POKER COM INC
filed 2004-05-14
CIK 1102432

 U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes _X_ No

---

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.   Yes ____ No _____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  26,075,000 COMMON SHARES AS MAY 14, 2004.

Transitional Small Business Disclosure Format

(Check one):

Yes ____ No  X

            ---

                        PART 1 - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

LEGALPLAY ENTERTAINMENT INC.

Consolidated Financial Statements

March 31, 2004

(U.S. Dollars)

(Unaudited)

INDEX

Page

Consolidated Financial Statements

Consolidated Balance Sheets

1

Consolidated Statements of Income

2

Consolidated Statements of Stockholders' Equity

3

Consolidated Statements of Cash Flows

4

Notes to Consolidated Financial Statements

     5 - 6

LegalPlay Entertainment Inc.
Consolidated Balance Sheets
Three Month Ended March 31, 2004
(U.S. Dollars)
	March 31,	December 31,
	2004	2003
	(Unaudited)	(Audited)
	$	$
ASSETS

Current
Cash	35,050	209,517
Accounts receivable	3,625	2,965
Prepaid expenses	30,889	25,741
Total Current Assets	69,564	238,223

Property and Equipment	187,282	203,884
Intangible Assets	205,001	205,001

Total Assets	461,847	647,108

LIABILITIES

Current
Accounts payable and accrued liabilities	65,780	83,382

Total Liabilities	65,780	83,382

STOCKHOLDERS' EQUITY

Preferred Stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding
Common Stock and Paid-In Capital in Excess of $0.01 Par Value
100,000,000 Shares authorized
26,075,000 (December 31, 2003 - 26,025,000) shares
Issued and outstanding	1,858,080	1,857,080
Treasury Stock, at cost - 27,000 shares	(6,881)	(6,881)
Subscriptions Received	6,000	0
Other Comprehensive Income	18,981	18,981
Accumulated Deficit	(1,480,113)	(1,305,454)

Total Stockholders' Equity	396,067	563,726

Total Liabilities and Stockholders' Equity	461,847	647,108

LegalPlay Entertainment Inc.
Three Month Ended March 31, 2004
Consolidated Statements of Income
(U.S. Dollars)
	March 31
	2004	2003
	(Unaudited)	(Unaudited)
	$	$

Revenues
Tournament fees	4,352	0
Cost of Revenue	31,685	0

Gross Margin	(27,333)	0
Expenses
Wages	52,422	42,143
Professional fees	24,164	56,564
Management and Consultant fees	20,464	83,031
Office supplies and services	10,935	17,842
Insurance	6,033	4,770
Corporation promotion	6,006	7,194
Rent	4,891	5,770
Depreciation and amortization	22,411	6,496

Total Expenses	147,326	223,810
Income (Loss) before Discontinued Operations	(174,659)	(223,810)
Income (Loss) from Discontinued Operations	0	295,405

Net Income (Loss) for Period	(174,659)	71,595

Weighted Average Number of Shares Outstanding	26,056,594	18,475,000
Dilutive Effect of Options	1,115,769	1,416,667

Weighted Average Number of Shares Outstanding Assuming Full Dilution	27,172,363	19,891,667

Basic Earnings (Loss) Per Share
Continuing operations	(0.01)	(0.01)
Discontinued operations	0.00	0.02
Basic Earnings (Loss) Per Share	(0.01)	0.01

Diluted Earnings (Loss) Per Share
Continuing operations	(0.01)	(0.01)
Discontinued operations	0.00	0.01
Diluted Earnings (Loss) Per Share	(0.01)	0.00

LegalPlay Entertainment Inc.
Consolidated Statements of Stockholders' Equity
Three Month Ended March 31, 2004
(U.S. Dollars)
	March 31
	2004	2003
	(Unaudited)	(Unaudited)

Shares of Common Stock Issued
Balance, beginning of period	26,025,000	17,175,000
Issued for
Acquisition of intangible assets	0	3,000,000
Cash on exercise of options	50,000	0
Balance, end of period	26,075,000	20,175,000

Common Stock and Paid-in Capital in
Excess of $0.01 Par Value
Balance, beginning of period	$ 1,857,080	$ 1,624,155
Issued for
Acquisition of intangible assets	0	105,000
Cash on exercise of options	1,000	0
Balance, end of period	$ 1,858,080	$ 1,729,155

Treasury Stock
Balance, beginning of period	$ (6,881)	$ (6,881)
Purchase	0	0
	$ (6,881)	$ (6,881)

Subscriptions Received
Balance, beginning of period	$ 0	$ 32,480
Share subscription for Royalty fees	6,000	0
Balance, end of period	$ 6,000	$ 32,480

Other Comprehensive Income
Balance, beginning of period	$ 18,981	$ 17,229
Foreign currency translation gain	0	13,438
Balance, end of period	$ 18,981	$ 30,667

Deficit Accumulated During Development Stage
Balance, beginning of period	$ (1,305,454)	$ (697,824)
Net income (loss) for period	(174,659)	71,595
Balance, end of period	$ (1,480,113)	$ (626,229)

Total Stockholders' Equity	$ 396,067	$ 1,159,191

LegalPlay Entertainment Inc.
Consolidated Statements of Cash Flows
Three Month Ended March 31, 2004
(U.S. Dollars)

	March 31
	2004	2003
	(Unaudited)	(Unaudited)
	$	$
Operating Activities
Net income (loss)	(174,659)	71,597
Adjustments to reconcile net
income (loss) to net cash provided by
(used in) operating activities

Items not involving cash:
Non-cash payment for service	6,000	12,460
Depreciation and amortization	22,411	6,496

Changes in non-cash working capital
Accounts Receivable	(660)	182
Prepaid Expenses & Deposits	(5,148)	(21,491)
Accounts Payable & Accrued liabilities	(17,602)	12,713

Related to discontinued operations	0	94,880
Net Cash Provided by (Used in) Operating Activities	(169,658)	176,837

Investing Activities
Purchase of intangible assets	0	(50,660)
Purchase of property and equipment	(5,809)	(2,749)
Net Cash Used In Investing Activities	(5,809)	(53,409)

Financing Activity
Cash proceeds from issuance of common stock	1,000	0
Net Cash Provided by Financing Activity	1,000	0

Effect of Exchange Rate Changes on Cash	0	363

Inflow (Outflow) of Cash	(174,467)	123,791
Cash, Beginning of Year	209,517	458,650

Cash, End of Year	35,050	582,441

Supplemental Disclosure of Non-Cash Transactions
Reduction of subscriptions received by
Assets received for share issued	0	105,000

1.

BASIS OF PRESENTATION

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information.  These financial statements are condensed and do not include all disclosures required for annual financial statements.  The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's December 31, 2003 Form 10KSB.

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position as at March 31, 2004 and the consolidated results of operations and the consolidated statement of cash flows for the three months ended March 31, 2004 and 2003.  The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.

STOCKHOLDERS’ EQUITY

(a)

Pursuant to a directors' resolution dated January 7, 2004, 605,000 options with an exercise price of $0.11 was awarded to the officers and employees of the Company.

(b)

The following table summarizes the Company’s stock option activity for the period:

	Number of Shares	Weighted Average Exercise Price

Balance, December 31, 2003	960,000	$ 0.02
Expired during the period	(400,000)	$ (0.02)
Granted during the period	605,000	$ 0.11
Stock option exercised	(50,000)	$ (0.02)

Balance, March 31, 2004	1,115,000	$ 0.07

(c)

The following summarizes the options outstanding and exercisable at March 31, 2004 all of which were fully vested at these dates:

Expiry Date	Exercise Price	Number of Options

Unlimited	$0.02	510,000
January 7, 2006	$0.11	605,000

(d)

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options granted to employees, and accordingly, compensation expense of $Nil was recognized as wages expense. Had compensation expense been determined as provided in SFAS 123 using the Black-Scholes option pricing model,

(d)   the pro-forma effect on the Company’s net income and per share amounts would have been as follows:

Net loss, as reported	$ (174,659)
Net income (loss), pro-forma	$ (228,625)
Net earnings (loss) per share, as reported	$ (0.01)
Net earnings (loss) per share, pro-forma	$ (0.01)

2.

STOCKHOLDERS’ EQUITY (Continued)

The fair value of each option grant is calculated using the following weighted average assumption:

Expected life (years)	2
Interest rate	4%
Volatility	182.57%
Dividend Yield	0.00%

3.

CONTINGENT LIABILITIES

(a)

At present, the sale of Internet gaming software/licenses is unregulated.  As the Internet grows in popularity and use, it is possible that certain laws and regulations will be adopted, which may materially affect the Company's ongoing operations.

(b)

The Company is a plaintiff in a lawsuit initiated by Uninet Technologies, the master licensee, against ALA Corp., the owner of the Poker.com URL/Domain name.  The master licensee sold a sublicense to the Company, granting it the exclusive use of the URL/Domain name for a period of 99 years.  The owner of the URL/Domain name is accused of wrongfully breaching the license agreement by assigning the URL/Domain name to a different company.

The domain dispute may have a negative impact on the Company's ability to market itself based on the domain www.poker.com and may not be able to achieve the corresponding revenues from the license agreement with Antico Holdings S.A. (“Antico”) for the use of the domain.  Additionally, the Company may be subject to damages in relation to the domain dispute, which may impact the ability of the Company to collect the outstanding Antico receivable.

The Company may be responsible for damages in relation to the dispute in respect of the license agreement with Antico and may not be able to fully collect the outstanding receivable of $591,000.

1.

SUBSEQUENT EVENTS

(a)

On April 1, 2004 the Company announced that it has reviewed the results of the data collected during the continuing beta testing of the DailyHorse.com horse racing prediction / analysis software and is pleased to announce the results were positive.

On April 30, 2004, the Company announced the launching of the DailyHorse.com website.

(b)

On April 1, 2004, the Company announced that management has decided not to proceed with the acquisition of GamblingVision Group Inc. after a lengthy period of due diligence. It was determined that the technology underlying the license held by GamblingVision Group Inc. may not directly fit the core business of LegalPlay Entertainment Inc. and therefore management felt the dilution of the Company’s common stock as a result of concluding the transaction would not be in the best interest of its shareholders.

(c)

As of April 5, 2004, the Company’s common shares have been accepted for trading on the Berlin Stock Exchange with immediate effect.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

During the first quarter of 2004, the Company remains committed to the success of the SkillPoker system and is creating an innovative marketing campaign aimed at increasing the traffic in view of the completed online poker product. LegalPlay Entertainment Inc. is also closely following the developments vis a vis the U.S. government's view of the legality of online gaming including possible regulatory guidelines.

We continued to operate our business through our three subsidiary companies: Casino Marketing S.A., a Costa Rican registered company which performs technical management for our licensees; 564448 BC Ltd., a British Columbia registered company which performs administrative management services to Casino Marketing; and  Skill Poker.com Inc., a Washington state registered company incorporated in January 29, 2003, through which the patent pending Skill Poker system  was developed and through which the Skill Poker system is operated.

In the past three months, we focused our resources on our patent pending technology in relation to the game of Skill Poker. We have been operating the site and will continue in our efforts to market the system.

Given the nature of the legislative climate in the United States with respect to the regulation or prohibition of online gaming through such potential laws as the Kyl Bill and the Bacchus Bill, management is of the opinion that skill based gaming has the potential to become a significant market to online gaming. Given certain restrictions currently being imposed on internet based companies with respect to the advertising of online gaming, we will maintain our mandate to become a major participant in online entertainment whilst remaining fully compliant with gaming related legislation.  Our plan is to focus resources on our Skill Poker subsidiary and its related operations.

We commenced the final stages of beta testing of our horse racing analysis software, a web based application which will be available on a subscription basis at http://www.DailyHorse.com. The initial analysis during the beta testing was positive. We are also discussing potential collaboration with content providers with respect to both horse racing related data and news with a view to completing the portal for public release. There is no assurance we will be successful in our collaboration or that we will be able to generate revenue from the collaboration.

Our future revenues are dependent on the successful marketing and consumer acceptance of the Skill Poker and DailyHorse systems and as such we will dedicate certain financial resources in this regard. There can be no assurances that we will be successful in marketing our Skill Poker system or that we will be able to generate any revenue in connection with the system.

Our mandate for the foreseeable future is to market the Skill Poker system with a view to achieving consumer acceptance and significant revenue generation.

We are in immediate need of further working capital and are considering options with respect to financing in the form of debt, equity or a combination thereof, and may also consider disposing of assets as a method through which to raise additional working capital.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to our financial statements at December 31, 2003.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

Although these estimates are based on our knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.  Certain accounting policies involve significant judgments and assumptions by us which have a material impact on our financial condition and results.  Management believes its critical accounting policies reflect its most significant estimates and assumptions used in the presentation of our financial statements.  Our critical accounting policies include revenue recognition, accounting for stock based compensation and the evaluation of the recoverability of long lived and intangible assets.  We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities”.

THREE-MONTH PERIOD ENDED MARCH 31, 2004

RESULTS OF CONTINUING OPERATIONS

The following table sets forth for the periods indicated selected information from LegalPlay Entertainment Inc . 's consolidated financial statements of operations:

	Three Months Ended	Three Months Ended
	March 31	March 31
	2004	2003

Tournament fees	$ 4,352	$ -
Cost of Revenue	31,685	-
Gross Margin (Loss)	(27,333)	-
Operation expenses	147,326	223,810
Income (Loss) before discontinued operations	(174,659)	(223,810)
Income (Loss) from discontinued operations	-	295,405

Net (loss) Income during the period	$ (174,659)	$ 71,595

Information shown is for the three months ended March 31, 2004 and March 31, 2003 respectively.

RESULTS OF CONTINUING OPERATIONS

NET SALES. Net sales for the three months ended March 31, 2004 were $4,352 compared to $0 for the three months ended March 31, 2003.  This is a result from tournament fees which became activities in fourth quarter of 2003.

We expect to enhance our revenue through the operation of our Skill Poker system through our wholly owned subsidiary, Skill Poker.com Inc. We should begin to achieve revenues from the Skill Poker system during the 2nd quarter of 2004. These are forward-looking statements, particularly as related to our business plans of the company, within the meaning of Section 27A of the Securities Act of 1933 and Sections 21E of the Securities Exchange Act of 1934 and are subject to the safe harbor created by these sections. Actual results may differ materially from our expectations and estimates.

OPERATING EXPENSES.  Operating expenses for the three months ended March 31, 2004 were $147,326 compared to $223,810 at March 31, 2004. Our operating expenses were reduced as a result of our efforts to preserve cash through the reduction of expenses where applicable.  The major expense items for the three months ended March 31, 2004 were for wages for $52,422, as compared to 42,143 for the three mont h s ended march 31, 2003.

PROVISION FOR INCOME TAXES. No tax provision was made for the three months ended March 31, 2004

FINANCIAL CONDITION AND LIQUIDITY

On March 31, 2004, our net working capital was $3,784 compared to a net working capital of $154,841 at December 31, 2003. At March 31, 2004 the Company had cash and cash equivalents totaling $35,050 compared to $209,517 at December 31, 2003.  We are in immediate need of further working capital and are considering options with respect to financing in the form of debt, equity or a combination thereof, and may also consider disposing of assets as a method through which to raise additional working capital.

Net cash used for operating activities for the three months ended March 31, 2004 was $169,658.  The decrease in cash was mainly due to developing and marketing the Skill Poker system, legal fees relating to the URL dispute and general office operations.

Net cash used for investing activities for the three months ended March 31, 2004 was $5,809 for the acquisition of the computer and other equipment for the Skill Poker.

Net cash provided by financing activities for three months ended March 31, 2004 was $1,000.  The increase resulted from stock options exercised.

Item 3. Controls and Procedures.

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

Within 91 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the period ended March 31, 2004.

ii).

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

Liz Bryce, through Ala Corp., owns 1,297,900 shares of our common stock or 4.98% of our issued and outstanding common stock.  In addition, Ms. Bryce’s parents collectively own 1,105,500 shares or 4.24% of our common stock.  Ms. Bryce, together with her parents, owns directly and indirectly, a total of 2,403,400 shares or 9.23% of our common stock.

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

Our focus to return the rightful use of the domain Poker.com remains and we are continuing with the process to select a mutually acceptable arbitrator panel. Our ability to continue the legal proceedings will largely depend on our financial condition with respect to working capital.

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information.

Item 6. Exhibits and Reports on Form 8-K

Exhibit	Description
2.1*	On January 23, 2004, we filed an 8K announcing the company has entered into a letter of intent with GamblingVision Group Inc.
2.2*

On April 4, 2004, we filed an 8K announcing a positive result on DailyHorse.com horse racing prediction / analysis software . We also announced the termination of our discussions with GamblingVision Group Inc.

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

      Date May 15, 2004                     /s/ M. Glusing

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

Date: May 15, 2004

/s/Mark Glusing

President & Acting CFO