Form 10QSB
period 2004-08-16
POKER COM INC
filed 2004-08-16
CIK 1102432

 U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  26,075,000 COMMON SHARES AS AT AUGUST 10, 2004.

Transitional Small Business Disclosure Format

(Check one):

Yes ____ No  X

            ---

PART 1 - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

LEGALPLAY ENTERTAINMENT INC.

Consolidated Financial Statements

June 30, 2004

(U.S. Dollars)

(Unaudited)

INDEX

Page

Consolidated Financial Statements

Consolidated Balance Sheets

1

Consolidated Statements of Operations

2

Consolidated Statements of Stockholders' Equity

3

Consolidated Statements of Cash Flows

4

Notes to Consolidated Financial Statements

     5 - 8

LegalPlay Entertainment Inc.
Consolidated Balance Sheets
June 30, 2004 and December 31, 2003
(U.S. Dollars)
(Unaudited)

	June 30,	December 31,
	2004	2003
Assets

Current
Cash	$ 5,174	$ 209,517
Accounts receivable	2,392	2,965
Prepaid expenses	15,465	25,741
Total Current Assets	23,031	238,223

Property and Equipment	152,510	203,884
Intangible Assets	205,001	205,001

Total Assets	380,542	647,108

Liabilities

Current
Accounts payable and accrued liabilities	83,915	83,382
Due to a related party (note 3)	18,090	-

Total Liabilities	102,005	83,382

Stockholders' Equity

Preferred Stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding Common Stock and Paid-In Capital in Excess of $0.01 Par Value
100,000,000 Shares authorized
26,075,000 (December 31, 2003 - 26,025,000)
issued and outstanding	1,858,080	1,857,080
Treasury Stock, at cost - 27,000 shares	(6,881)	(6,881)
Subscriptions Received	6,000	-
Other Comprehensive Income	18,981	18,981
Deficit	(1,597,643)	(1,305,454)

Total Stockholders' Equity	278,537	563,726

Total Liabilities and Stockholders' Equity	$ 380,542	$ 647,108

LegalPlay Entertainment Inc.
Consolidated Statements of Operations
(U.S. Dollars)
(Unaudited)
	Three Month Ended June 30		Six Month Ended June 30
	2004	2003	2004	2003

Revenues
Tournament Income	$ 2,000	$ -	$ 6,352	$ -
Total Revenues	2,000	-	6,352	-

Cost of Good Sold	12,399		44,084
Gross Margin (loss)	(10,399)	-	(37,732)	-

Expenses
Corporation promotion	3,904	26,354	9,910	33,549
Amortization	20,625	15,319	43,036	21,815
Insurance	5,921	7,396	11,954	12,165
Management and Consultant fees	12,334	93,068	32,798	176,099
Office supplies and services	5,180	3,193	16,116	21,035
Professional fees	15,605	59,476	39,769	116,040
Rent	4,740	3,520	9,630	9,290
Wages	30,134	42,104	82,556	84,247
Loss from assets disposition (note 4)	8,688	-	8,688	-
Total Expenses	107,131	250,430	254,457	474,240

Income (Loss) before discontinued operations	(117,530)	(250,430)	(292,189)	(474,240)
Income (Loss) from discontinued operations	-	377,080	-	672,485
Net Income (Loss) Before Income Tax	(117,530)	126,650	(292,189)	198,245

Income Tax	-	-	-	89,210
Reduction of Income Tax on Loss Carry forward
Application	-	-	-	(89,210)

Net Income (Loss) for the period	(117,530)	126,650	(292,189)	198,245

Weighted Average Number of
Common Shares Outstanding	26,075,000	23,191,484	26,065,797	20,846,271
Dilutive effect of options	1,115,000	1,458,571	1,098,380	1,437,735

Weighted Average Number of Shares
Outstanding Assuming Full Dilution	27,190,000	24,650,055	27,164,177	22,284,006

Basic Earnings (Loss) Per Share
Continuing operations	(0.00)	(0.01)	(0.01)	(0.02)
Discontinued operations	-	0.02	-	0.03

Basic Earnings (Loss) Per Share	(0.00)	0.01	(0.01)	0.01

Diluted Earnings (Loss) Per Share
Continuing operations	(0.00)	(0.01)	(0.01)	(0.02)
Discontinued operations	-	0.02	-	0.03

Diluted Earnings (Loss) Per Share	$ (0.00)	$ 0.01	$ (0.01)	$ 0.01

LegalPlay Entertainment Inc.
Consolidated Statements of Stockholders' Equity
Six Month Ended June 30, 2004
(U.S. Dollars)
(Unaudited)
	June 30
	2004	2003

Shares of Common Stock Issued
Balance, beginning of period	26,025,000	17,175,000
Issued for:
Acquisition of intangible assets	-	6,000,000
Consulting & Management Services	-	2,250,000
Cash on exercise of options	50,000	-
Balance, end of period	26,075,000	25,425,000

Common Stock and Paid-in Capital in
Excess of $0.01 Par Value
Balance, beginning of period	$ 1,857,080	$ 1,624,155
Issued for:
Acquisition of intangible assets	-	159,000
Consulting & Management Services	-	50,125
Stock option benefit	-	1,300
Cash on exercise of options	1,000	-
Balance, end of period	$ 1,858,080	$ 1,834,580

Treasury Stock
Balance, beginning and end of period	$ (6,881)	$ (6,881)

Subscriptions Received
Balance, beginning of period	$ -	$ 32,480
Subscriptions received	6,000	-
Balance, end of period	$ 6,000	$ 32,480

Other Comprehensive Income
Balance, beginning of period	$ 18,981	$ 17,229
Foreign currency translation gain	-	18,254
Balance, end of period	$ 18,981	$ 35,483

Deficit
Balance, beginning of period	$ (1,305,454)	$ (697,824)
Net income (loss) for period	(292,189)	198,245
Balance, end of period	$ (1,597,643)	$ (499,579)

Total Stockholders' Equity	$ 278,537	$ 1,396,083

LegalPlay Entertainment Inc.
Consolidated Statements of Cash Flows
Six Month Ended June 30, 2004
(U.S. Dollars)
(Unaudited)
	June 30
	2004	2003
Operating Activities
Net income (loss)	$ (292,189)	$ 198,245
Adjustments to reconcile net
income (loss) to net cash provided by
(used in) operating activities

Items not involving cash:
Loss from asset disposition	8,688	-
Non cash payment for service	6,000	62,586
Amortization	43,036	32,283
Stock based compensation	-	1,300

Changes in non-cash working capital:
Accounts Receivable	573	7,307
Prepaid Expenses and Deposits	10,276	(11,928)
Accounts Payable and Accrued liabilities	533	(172)
Related to discontinued operations	-	(11,396)
Net Cash Provided by (Used in) Operating Activities	(223,083)	278,225

Investing Activities
Purchase of intangible assets	-	(50,660)
Cash Proceeds from assets disposition	5,460	-
Purchase of property and equipment	(5,810)	(51,849)
Net Cash Provided by (Used in) Investing Activities	(350)	(102,509)

Financing Activities
Cash Proceeds from issuance of common stock	1,000	-
Advance from related party (note 3)	18,090	-
Net Cash Provided by Financing Activities	19,090	-

Effect of Exchange Rate Changes on Cash	-	3,822

Inflow (outflow) of Cash	(204,343)	179,538
Cash, Beginning of Period	209,517	458,650

Cash, End of Period	$ 5,174	$ 638,188

Supplemental Disclosure of Non-Cash Transactions
Assets received for shares issued		159,000

LEGALPLAY ENTERTAINMENT INC.

Notes to Consolidated Financial Statements

Three Month Period Ended June 30, 2004

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

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position as at June 30, 2004 and the consolidated results of operations and the consolidated cash flows for the three months and six months ended June 30, 2004 and 2003.  The results of operations for the three months and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.

GOING CONCERN

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going-concern basis.  This presumes funds will be available to finance on-going development, operations and capital expenditures and the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.  Management intends to raise additional capital through share issuance to finance operations and invest in other business opportunities.

The Company has a working capital deficit of $78,974 at June 30, 2004, minimal other capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies and has accumulated loss of $292,189 for the six months ended June 30, 2004.

The outcome of the above matters cannot be predicted.  These financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities which might be necessary should the Company be unable to continue as a going concern.

These factors raise substantial doubt about the Company’s ability to continue as a going-concern which is dependent on the Company’s ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses.

LEGALPLAY ENTERTAINMENT INC.

Notes to Consolidated Financial Statements

Three Month Period Ended June 30, 2004

(U.S. Dollars)

(Unaudited)

3.

DUE TO RELATED PARTY

The amounts owing to the President of the Company and a company under his control for organizational expenses paid on behalf of the Company with 5% interest, unsecured due in three months.

4.

LOSS FROM DISPOSITION OF ASSETS

On June 11th 2004, the Company entered into a purchase and sale agreement with PokerSoft Coroporation A.V.V. to sell computer equipment for $7,500 Canadian Dollars.  The Company recorded a loss for the equipment disposition of $8,688 in this second quarter.

5.

STOCKHOLDERS’ EQUITY

(a)

Pursuant to a directors' resolution dated January 7, 2004, 605,000 options with an exercise price of $0.11 was awarded to the officers and employees of the Company.

(b)

The following table summarizes the Company’s stock option activity for the period:

	Number of Shares	Weighted Average Exercise Price

Balance, December 31, 2003	960,000	$ 0.02
Expired during the period	(400,000)	$ (0.02)
Granted during the period	605,000	$ 0.11
Stock option exercised	(50,000)	$ (0.02)

Balance, June 30, 2004	1,115,000	$ 0.07

LEGALPLAY ENTERTAINMENT INC.

Notes to Consolidated Financial Statements

Three Month Period Ended June 30, 2004

(U.S. Dollars)

(Unaudited)

5.

STOCKHOLDERS’ EQUITY (Continued)

(c)

The following summarizes the options outstanding and exercisable at June 30, 2004 all of which were fully vested at these dates:

Expiry Date	Exercise Price	Number of Options

Unlimited	$0.02	510,000
January 7, 2006	$0.11	605,000

		1,115,000

(d)

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options granted to employees, and accordingly, compensation expense of $Nil was recognized as wages expense. Had compensation expense been determined as provided in SFAS 123 using the Black-Scholes option pricing model,  the pro-forma effect on the Company’s net income and per share amounts would have been as follows:

Net loss, as reported	$ (292,189)
Addback:
Stock compensation under intrinsic value method	0
Deduct:
Stock compensation under fair value method	(53,966)
Net (loss), pro-forma	$ (346,155)

Net (loss) per share, as reported	$ (0.01)
Addback:
Stock compensation under intrinsic value method	0
Deduct:
Stock compensation under fair value method	(0.00)
Net (loss) per share, pro-forma	$ (0.01)

LEGALPLAY ENTERTAINMENT INC.

Notes to Consolidated Financial Statements

Three Month Period Ended June 30, 2004

(U.S. Dollars)

(Unaudited)

5.

STOCKHOLDERS’ EQUITY (Continued)

The fair value of each option grant is calculated using the following weighted average assumption:

Expected life (years)	2
Interest rate	4%
Volatility	182.57%
Dividend Yield	0.00%

6.

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

The Company may be responsible for damages in relation to the dispute in respect of the license agreement with Antico and may not be able to fully collect the outstanding receivable of $591,000.   The Company applied applicable allowance for this outstanding receivable in 2003.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

During the second quarter of 2004, we continued to operate the Skill Poker system and launched a new product, a horse racing prediction software known as DailyHorse.com.

 We continued to operate our business through our three subsidiary companies: Casino Marketing S.A., a Costa Rican registered company which performs technical management for our licensees; 564448 BC Ltd., a British Columbia registered company which performs administrative management services to LegalPlay Entertainment Inc , Casino Marketing; and  Skill Poker.com Inc., a Washington state registered company incorporated January 29, 2003, through which the patent pending Skill Poker system  was developed and through which the Skill Poker system is operated.

In the past three months, we focused our resources on our patent pending technology in relation to the game of Skill Poker and the development of the DailyHorse product. We have been operating the two sites and will continue in our efforts to market the systems.

In the first quarter, we announced a potential transaction involving the acquisition of a Nevada based corporation known as GamblingVision Group Inc. GamblingVision owns a worldwide license to a UK based technology which permits the manipulation of digital video to become fully interactive online. On April 1, 2004, we announced we would not be proceeding with the transaction.

Given the nature of the legislative climate in the United States with respect to the regulation or prohibition of online gaming through such potential laws as the Kyl Bill and the Bacchus Bill, management has been of the opinion that skill based gaming has the potential to become a significant market to online gaming. During the course of the second quarter, it became apparent that regulation of online gaming is something which may be difficult to achieve and little progress has been made with respect to banning offshore operators from accepting citizens of the U.S. as customers. This has negatively impacted our business model to the extent that during the second quarter we began reevaluating our business and announced on May 31, 2004 that we would be considering other business opportunities such as precious metals exploration and will be seeking potential purchasers of the Skill Poker system which would include the intellectual property, software licenses and trademarks related to Skill Poker. There can be no assurance we will be successful at identifying a mining property or other opportunity suitable for our business nor can there be assurances that we will conclude a transaction relating to the sale of the Skill Poker subsidiary and related assets.

During the second quarter, we also announced that our common shares have been listed on the Berlin Stock Exchange.

The litigation in relation to the domain name dispute relating to Poker.com continued during the second quarter.

Our future revenues are dependent on concluding a transaction suitable for us to continue as a going concern and which brings an immediate source of working capital through debt, equity or a combination thereof.

Our mandate for the foreseeable future is to find a suitable opportunity for us to continue as a viable business and to identify suitable candidates for the acquisition of our Skill Poker subsidiary.

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

SIX-MONTH PERIOD ENDED JUNE 30, 2004

RESULTS OF CONTINUING OPERATIONS

The following table sets forth for the periods indicated selected information from LegalPlay Entertainment Inc.'s consolidated financial statements of operations:

	Three Months	Three Months	Six Months	Six Months
	Ended June 30	Ended June 30	Ended June 30	Ended June 30
	2004	2003	2004	2003

Tournament Income	$ 2,000	$ -	$ 6,352	$ -
Expenses	107,131	250,430	254,457	474,240
Income (Loss) before discontinued operations	(117,530)	(250,430)	(292,189)	(474,240)
Income (Loss) from discontinued operations	-	377,080	-	672,485

Net Income (loss) during the period	$ (117,530)	$ 126,650	$ (292,189)	$ 198,245

RESULTS OF CONTINUING OPERATIONS

NET SALES. Net sales for the six months ended June 30, 2004 were $6,352 compared to $0 for the six months ended June 30, 2003.  This results from tournament fees which became activities in fourth quarter of 2003.

We expect to enhance our revenues through the consideration of other business opportunities. There can be no assurances we will be able to identify any business opportunities which will benefit us. These are forward-looking statements, particularly as related to our business plans of the company, within the meaning of Section 27A of the Securities Act of 1933 and Sections 21E of the Securities Exchange Act of 1934 and are subject to the safe harbor created by these sections. Actual results may differ materially from our expectations and estimates.

EXPENSES.  Operating expenses for the six months ended June 30, 2004 were $254,457 compared to $474,240 at June 30, 2003.  The major expense items for the six months ended June 30, 2004 were for wages for $82,556, as compared to $84,247 for the six months ended June 30, 2003.

.

PROVISION FOR INCOME TAXES. No tax provision was made for the three and six months ended June 30, 2004.

FINANCIAL CONDITION AND LIQUIDITY

On June 30, 2004, our net working capital deficit was $78,974 compared to a net working capital of $154,841 at December 31, 2003. At June 30, 2004 the Company had cash and cash equivalents totaling $5,174 compared to $209,517 at December 31, 2003.  We are in immediate need of further working capital and are considering options with respect to financing in the form of debt, equity or a combination thereof, and may also consider disposing of assets as a method through which to raise additional working capital.

Net cash used for operating activities for the six months ended June 30, 2004 was $204,993.  The decrease in cash was mainly due to developing and marketing the Skill Poker system, legal fees relating to the URL dispute and general office operations.

Net cash used for investing activities for the six months ended June 30, 2004 was $350 for the acquisition of the computer and disposition of assets for the Skill Poker.

Net cash provided by financing activities for six months ended June 30, 2004 was $1,000.  The increase resulted from stock options exercised.

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

Within 91 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the period ended June 30, 2004.

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
2.2*

On April 5, 2004, we filed an 8K announcing a positive result on DailyHorse.com horse racing prediction / analysis software. We also announced the termination of our discussions with GamblingVision Group Inc.

2.3*	On June 4, 2004, we filed an 8K announcing the company new strategy with a focus on precious metals exploration, seeks alternatives for gaming assets.
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002 for Mark Glusing, President and Acting Chief Financial Officer of the Company

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

      Date August 16, 2004                     /s/ M. Glusing

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

4.   The registrants and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules

13a-14 and 15d-14) for the registrant and have:

     a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 91 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrants and I have disclosed, based on our most recent evaluation,

to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.   The registrants and I have indicated in this quarterly report whether there was significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 16, 2004

/s/Mark Glusing

President & Acting CFO

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In  connection  with the quarterly report of LegalPlay Entertainment Inc. on form 10-Q for the period  ended  June 30, 2004 as  filed  with  the  Securities  and Exchange Commission on the date hereof (the "Report"), I, Mark Glusing, President and Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted  pursuant  to  section  906  of  the  Sarbanes-Oxley  Act of 2002, that:

1.   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;

and

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Mark Glusing

Mark Glusing

President, Acting CFO, August 16, 2004