Form 10QSB
period 2004-09-30
POKER COM INC
filed 2004-11-22
CIK 1102432

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                Form 10-QSB

(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
            OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _______________

                       Commission file number 0-29 219
                                ----------
                          LEGALPLAY ENTERTAINMENT INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            FLORIDA                                     98-0199508
  ---------------------------------------   ---------------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                    Identification No.)

                         SUITE 308, 525 SEYMOUR STREET

                VANCOUVER                                V6B 3H7
  ---------------------------------------   ---------------------------------
  (Address of principal executive offices)              (Zip Code)

                                (604) 408-0348
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                        Suite 630, 1188 W. Georgia Street
                        Vancouver,     British Columbia,
                                 Canada V6E 4A2
________________________________________________________________________________
    (Former name, former address and former fiscal year, if changed since last report)

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
   subject to such filing requirements for the past 90 days.    Yes  X   No
                                                                    ---     ---

     Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
         securities under a plan confirmed by a court.   Yes      No
                                                             ---     ---

                      Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  26,075,000 COMMON SHARES AS AT
                               NOVEMBER 15, 2004.

Transitional Small Business Disclosure Format
(Check one):
Yes     No  X
    ---

     PART  1  -  FINANCIAL  INFORMATION

     ITEM  1:  FINANCIAL  STATEMENTS


     LEGALPLAY ENTERTAINMENT INC.
     CONSOLIDATED FINANCIAL STATEMENTS
     SEPTEMBER 30, 2004
     (U.S. DOLLARS)
     (UNAUDITED)


     INDEX                                                    PAGE
     -------------------------------------------------------  -----

     CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets                              1

     Consolidated Statements of Operations                    2

     Consolidated Statements of Stockholders' Equity          3

     Consolidated Statements of Cash Flows                    4

     Notes to Consolidated Financial Statements               5 - 9

LEGALPLAY ENTERTAINMENT INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
(U.S. DOLLARS)


===========================================================================================
                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                2004             2003
                                                             (UNAUDITED)
===========================================================================================
 ASSETS

 CURRENT
   Cash                                                    $            0   $      209,517
   Accounts receivable, net of $638,434 (2003 - $638,434)
     allowance for bad debts (note 6)                                 507            2,965
   Prepaid expenses                                                 3,374           25,741
===========================================================================================
 TOTAL CURRENT ASSETS                                               3,881          238,223

 Property and Equipment                                           131,964          203,884
 Intangible Assets                                                205,001          205,001
-------------------------------------------------------------------------------------------

 TOTAL ASSETS                                              $      340,846   $      647,108
===========================================================================================

 LIABILITIES

 CURRENT
   Bank indebtedness                                       $           42   $            0
   Accounts payable and accrued liabilities                       113,319           83,382
   Due to related parties (note 3)                                 95,030                0
-------------------------------------------------------------------------------------------

 TOTAL LIABILITIES                                                208,391           83,382
-------------------------------------------------------------------------------------------

 CONTINGENT LIABILITIES (NOTE 6)

 STOCKHOLDERS' EQUITY

 PREFERRED STOCK, $0.01 PAR VALUE, 5,000,000 SHARES AUTHORIZED, NO SHARES
   ISSUED AND OUTSTANDING
 COMMON STOCK AND PAID-IN CAPITAL IN EXCESS OF $0.01 PAR VALUE
 100,000,000  Common shares authorized
 26,075,000 (December 31, 2003 - 26,025,000) common shares
   issued and outstanding                                       1,858,080        1,857,080
 Treasury Stock, at cost - 27,000 shares                           (6,881)          (6,881)
 Subscriptions Received                                             6,000                0
 Other Comprehensive Income                                        18,981           18,981
 Deficit                                                       (1,743,725)      (1,305,454)
-------------------------------------------------------------------------------------------

 TOTAL STOCKHOLDERS' EQUITY                                       132,455          563,726
-------------------------------------------------------------------------------------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $      340,846   $      647,108
===========================================================================================

See notes to consolidated financial statements

LEGALPLAY ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. DOLLARS)
(UNAUDITED)
===================================================================================================
                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                    SEPTEMBER 30                SEPTEMBER 30
                                                 2004          2003          2004          2003

===================================================================================================

REVENUES

   Tournament Income                         $         0   $         0   $     6,352   $         0
---------------------------------------------------------------------------------------------------
TOTAL REVENUES                                         0             0         6,352             0

COST OF GOOD SOLD                                  1,645             0        45,729             0
---------------------------------------------------------------------------------------------------
GROSS MARGIN (LOSS)                               (1,645)            0       (39,377)            0
---------------------------------------------------------------------------------------------------

EXPENSES
   Corporation promotion                             875        10,255        10,785        32,285
   Depreciation and amortization                  20,546        20,810        63,582        41,256
   Insurance                                       3,947         2,086        15,901        14,252
   Management and Consultant fees                 19,722        85,134        52,520       261,233
   Office supplies and services                    8,045        13,121        24,161        55,538
   Professional fees                              66,837        14,639       106,606       130,678
   Rent                                            3,412         4,673        13,042        13,963
   Wages                                          21,053        50,798       103,609       135,044
   Loss from disposition of assets (note 4)            0             0         8,688             0
---------------------------------------------------------------------------------------------------
TOTAL EXPENSES                                   144,437       201,516       398,894       684,249
---------------------------------------------------------------------------------------------------


LOSS BEFORE DISCONTINUED OPERATIONS             (146,082)     (201,516)     (438,271)     (684,249)
LOSS FROM DISCONTINUED OPERATIONS                      0      (470,110)            0       209,442
---------------------------------------------------------------------------------------------------

NET LOSS FOR PERIOD                          $  (146,082)  $  (671,626)  $  (438,271)  $  (474,807)
===================================================================================================

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                  26,075,000    25,657,250    26,068,887    22,467,553
   DILUTIVE EFFECT OF OPTIONS                  1,115,000     1,299,815     1,115,164     1,389,681
---------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING ASSUMING FULL DILUTION            27,190,000    26,957,065    27,184,051    23,857,234
===================================================================================================

Basic Earnings (Loss) Per Share
Continuing operations                        $     (0.01)  $     (0.01)  $     (0.02)  $     (0.03)
Discontinued operations                             0.00         (0.02)         0.00          0.01
===================================================================================================

Basic Loss Per Share                         $     (0.01)  $     (0.03)  $     (0.02)  $     (0.02)
===================================================================================================

Diluted Earnings (Loss) Per Share
Continuing operations                        $     (0.01)  $     (0.01)  $     (0.02)  $     (0.03)
Discontinued operations                             0.00         (0.02)         0.00          0.01
===================================================================================================
Diluted Loss Per Share                       $     (0.01)  $     (0.03)  $     (0.02)  $     (0.02)
===================================================================================================

See notes to consolidated financial statements

LEGALPLAY ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004 AND YEAR ENDED DECEMBER 31, 2003
(U.S. DOLLARS)

=======================================================================
                                         SEPTEMBER 30,    DECEMBER 31,
                                             2004             2003
                                          (UNAUDITED)
=======================================================================

SHARES OF COMMON STOCK ISSUED
  Balance, beginning of period              26,025,000      17,175,000
  Issued for:
  Acquisition of intangible assets                   0       6,000,000
  Consulting & management services                   0       2,250,000
   Cash on exercise of options                  50,000         600,000
-----------------------------------------------------------------------
  Balance, end of period                    26,075,000      26,025,000
-----------------------------------------------------------------------


COMMON STOCK AND PAID-IN CAPITAL IN
EXCESS OF $0.01 PAR VALUE
    Balance, beginning of period        $    1,857,080   $   1,624,155
  Issued for:
      Acquisition of intangible assets               0         159,000
      Consulting & management services               0          50,125
      Stock option benefit                           0          11,800
      Cash on exercise of options                1,000          12,000
-----------------------------------------------------------------------
  Balance, end of period                $    1,858,080   $   1,857,080
=======================================================================

TREASURY STOCK
  Balance, beginning and end of period  $       (6,881)  $      (6,881)
-----------------------------------------------------------------------

SUBSCRIPTIONS RECEIVED
  Balance, beginning of period          $            0   $      32,480
  Subscriptions received                         6,000               0
  Cancellation of agreement                          0         (32,480)
-----------------------------------------------------------------------
  Balance, end of period                $        6,000   $           0
=======================================================================

OTHER COMPREHENSIVE INCOME
  Balance, beginning of period          $       18,981   $      17,229
  Foreign currency translation gain                  0           1,752
-----------------------------------------------------------------------
  Balance, end of period                $       18,981   $      18,981
-----------------------------------------------------------------------

DEFICIT
  Balance, beginning of period          $   (1,305,454)  $    (697,824)
  Net loss for period                         (438,271)       (607,630)
-----------------------------------------------------------------------
  Balance, end of period                $   (1,743,725)  $  (1,305,454)
=======================================================================

TOTAL STOCKHOLDERS' EQUITY              $      132,455   $     563,276
-----------------------------------------------------------------------

See notes to consolidated financial statements

LEGALPLAY ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2004
(U.S. DOLLARS)

=============================================================================
                                                      2004          2003
                                                   (UNAUDITED)   (UNAUDITED)

=============================================================================
OPERATING ACTIVITIES
  Net loss                                         $  (438,271)  $  (474,807)
    Adjustments to reconcile net
      income (loss) to net cash provided by
     (used in) operating activities

   Items not involving cash:

   Written-off property                                      0        13,889
    Loss from disposition of assets                      8,688             0
    Non-cash payment for services                        6,000        50,125
    Depreciation and amortization                       63,582        41,256
    Stock based compensation                                 0         1,300
    Bad debt expense                                         0       529,299

  Changes in non-cash working capital                   54,762      (168,691)

-----------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                 (305,239)       (7,629)
=============================================================================


INVESTING ACTIVITIES
  Purchase of intangible assets                              0       (50,660)
  Cash proceeds from asset disposition                   5,460             0
  Purchase of property and equipment                    (5,810)      (60,681)
-----------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                     (350)     (111,341)
-----------------------------------------------------------------------------

FINANCING ACTIVITIES
  Bank indebtedness                                         42             0
  Cash proceeds from issuance of common stock            1,000         9,000
  Cash advance from related parties                     95,030             0
-----------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES               96,072         9,000
=============================================================================


OUTFLOW OF CASH                                       (209,517)     (109,970)
CASH, BEGINNING OF PERIOD                              209,517       458,650
=============================================================================

CASH, END OF PERIOD                                $         0   $   348,680
=============================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
 Assets received for shares issued                 $         0   $   159,000
    Non-cash payment for services                  $     6,000   $         0
-----------------------------------------------------------------------------

See notes to consolidated financial statements

LEGALPLAY ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004
(U.S. DOLLARS)
(UNAUDITED)
================================================================================


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

     In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position as at September 30, 2004, the consolidated results of operations for the three months and nine months ended September 30, 2004 and 2003 and the consolidated cash flows for the nine months ended September 30, 2004 and 2003 . The results of operations for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.


2.   GOING  CONCERN

     These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going-concern basis. This presumes funds will be available to finance on-going development, operations and capital expenditures and the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future. Management intends to raise additional capital through share issuances to finance operations and invest in other business opportunities.

     The Company has a working capital deficit of $204,510 at September 30, 2004, minimal other capital resources presently available to meet obligations which can normally be expected to be incurred by similar companies and has a loss of $438,271for the nine months ended September 30, 2004.

     The outcome of the above matters cannot be predicted. These financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities which might be necessary should the Company be unable to continue as a going concern.

     These factors raise substantial doubt about the Company's ability to continue as a going-concern which is dependent on the Company's ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses.

LEGALPLAY ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004
(U.S. DOLLARS)
(UNAUDITED)
================================================================================

3.   DUE  TO  RELATED  PARTIES

     The amounts are owing to the President of the Company and a company under his control for organizational expenses paid on behalf of the Company with 5% interest.

4.   LOSS  FROM  DISPOSITION  OF  ASSETS

     On June 11, 2004, the Company entered into a purchase and sale agreement with PokerSoft Coroporation A.V.V. to sell computer equipment for $7,500 Canadian. The Company recorded a loss from the equipment disposition of $8,688 in the second quarter.


5.   STOCKHOLDERS'  EQUITY

 (a) Pursuant to a directors' resolution dated January 7, 2004, 605,000 options with an exercise price of $0.11 were awarded to the officers and employees of the Company.

 (b) The following table summarizes the Company's stock option activity for the period:

==================================================================
                             Number of Shares    Weighted Average
                                                  Exercise Price
------------------------------------------------------------------
Balance, December 31, 2003            960,000   $            0.02
Expired during the period            (400,000)  $           (0.02)
Granted during the period             605,000   $            0.11
Stock options exercised               (50,000)  $           (0.02)
------------------------------------------------------------------

Balance, September 30, 2004         1,115,000   $            0.07
==================================================================

LEGALPLAY ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004
(U.S. DOLLARS)
(UNAUDITED)
================================================================================

5.   STOCKHOLDERS'  EQUITY  (Continued)

 (c) The following summarizes the options outstanding and exercisable at September 30, 2004 all of which were fully vested:

===================================================
Expiry Date      Exercise Price   Number of Options
---------------------------------------------------

Unlimited        $          0.02            510,000
January 7, 2006  $          0.11            605,000
---------------------------------------------------
                                          1,115,000
===================================================


 (d) The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options granted to employees, and accordingly, compensation expense of $Nil was recognized as wages expense. Had compensation expense been determined as provided in SFAS 123 using the Black-Scholes option pricing model, the pro-forma effect on the Company's net loss and per share amounts would have been as follows:

=============================================================
-------------------------------------------------------------
Net loss, as reported                              $(438,271)
Add back:
  Stock compensation under intrinsic value method          0
Deduct:
  Stock compensation under fair value method         (53,966)
-------------------------------------------------------------
Net loss, pro-forma                                $(492,237)
-------------------------------------------------------------

Net loss per share, as reported                    $   (0.02)
Add back:
  Stock compensation under intrinsic value method          0
Deduct:
  Stock compensation under fair value method           (0.00)
-------------------------------------------------------------
Net loss per share, pro-forma                      $   (0.02)
-------------------------------------------------------------

LEGALPLAY ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004
(U.S. DOLLARS)
(UNAUDITED)
================================================================================

5.   STOCKHOLDERS'  EQUITY  (Continued)

     The fair value of each option grant is calculated using the following weighted average assumption:

==================================================
--------------------------------------------------
Expected life (years)                           2
Interest rate                                   4%
Volatility                                 182.57%
Dividend Yield                               0.00%

--------------------------------------------------

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

          Our focus to recover the rightful use of the domain Poker.com remains and we are continuing with the process to select a mutually acceptable arbitrator panel. Our ability to continue the legal proceedings will largely depend on our financial condition with respect to working capital.

          The domain dispute may have a negative impact on the Company's ability to market itself based on the domain www.poker.com and may not be able
                                               -------------
          to achieve the corresponding revenues from the license agreement with Antico Holdings S.A. ("Antico") for the use of the domain. Additionally, the Company may be subject to damages in relation to the domain dispute, which may impact the ability of the Company to collect the outstanding Antico receivable.

          The Company may be responsible for damages in relation to the dispute in respect of the license agreement with Antico and may not be able to fully collect the outstanding receivable of $638,434. The Company provided an applicable allowance for this outstanding receivable in 2003.

LEGALPLAY ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004
(U.S. DOLLARS)
(UNAUDITED)
================================================================================

7.   SUBSEQUENT  EVENTS

     On November 9, 2004, the Company entered into an Agreement with Uninet Technologies Inc. ("Uninet") in regards to compensating Uninet for their services in relation to the legal prosecution against Ala Corp and Communication Services Inc. The payment terms pursuant to the Agreement are as follows:

     1. For prosecuting the action against Ala Corp., Uninet will be entitled to a 50% ownership in the rights of the URL "www.poker.com". Therefore, entitling Uninet to receive 50% of all revenue received by the Company in using and/or re-licensing the URL to a third party.

     2. In the event that the Company is unable to continue to contribute fees to the proposed legal action to recover the use of the URL "www.poker.com", the Company hereby agrees to assign 90% of its right, title and interest in and to the use of the URL to Uninet. In this regard, the Company irrevocably undertakes to allow Uninet to act for and/or represent the Company in order to continue prosecuting the joint action against CSI and any other action that Uninet believes should be taken against Ala Corp and/or CSI, for which costs Uninet will be responsible.

ITEM  2:  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS


OVERVIEW

During the third quarter of 2004, we continued to own the Skill Poker system and a horse racing prediction software known as DailyHorse.com. Both of these systems were not active during the third quarter due to lack of available working capital for marketing purposes.

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

Given the nature of the legislative climate in the United States with respect to the regulation or prohibition of online gaming through such potential laws as the Kyl Bill and the Bacchus Bill, management has been of the opinion that skill based gaming has the potential to become a significant market to online gaming. During the course of the second and third quarters, it became apparent that regulation of online gaming is something which may be difficult to achieve and little progress has been made with respect to banning offshore operators from accepting citizens of the U.S. as customers. This has negatively impacted our business model to the extent that during the second quarter we began reevaluating our business and announced on May 31, 2004 that we would be considering other business opportunities such as precious metals exploration and will be seeking potential purchasers of the Skill Poker system which would include the intellectual property, software licenses and trademarks related to Skill Poker. There can be no assurance we will be successful at identifying a mining property or other opportunity suitable for our business nor can there be assurances that we will conclude a transaction relating to the sale of the Skill Poker subsidiary and related assets. We continue to seek partners or potential purchasers for the Skill Poker system.

The litigation in relation to the domain name dispute relating to Poker.com continued during the third quarter.

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

Although these estimates are based on our knowledge of current events and actions we may undertake in the future, they may ultimately differ from actual results. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on our financial condition and results. Management believes its critical accounting policies reflect its most significant estimates and assumptions used in the presentation of our financial statements. Our critical accounting policies include revenue recognition, accounting for stock based compensation and the evaluation of the recoverability of long lived and intangible assets. We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities".


NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2004

RESULTS OF CONTINUING OPERATIONS

The following table sets forth for the periods indicated selected information from LegalPlay Entertainment Inc.'s consolidated financial statements of operations:

                                                Three Months    Three Months    Nine Months     Nine Months
                                                   Ended           Ended           Ended           Ended
                                                September 30    September 30    September 30    September 30

-------------------------------------------------------------------------------------------------------------
                                                    2004            2003            2004            2003
-------------------------------------------------------------------------------------------------------------
Tournament Income                              $           -   $           -   $       6,352   $           -
Cost of Goods Sold                                     1,645               -          45,729               -
Expenses                                             144,437         201,516         398,894         684,249
Income (Loss) before  discontinued operations       (146,082)       (201,516)       (438,271)       (684,249)
Income (Loss) from discontinued operations                 -        (470,110)              -         209,442
-------------------------------------------------------------------------------------------------------------

Net Income  (loss) during the period           $    (146,082)  $    (671.626)  $    (438,271)  $    (474,807)
=============================================================================================================


--------------------------------------------------------------------------------

RESULTS OF CONTINUING OPERATIONS

NET SALES. Net sales for the nine months ended September 30, 2004 were $6,352 compared to $0 for the nine months ended September 30, 2003. This results from tournament fees that resulted from the launch of Skill Poker in fourth quarter of 2003.

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

EXPENSES. Operating expenses for the nine months ended September 30, 2004 were $398,894 compared to $684,249 for the nine months ended September 30, 2003. The major expense items for the nine months ended September 30, 2004 were professional fees of $106,606, as compared to $130,678 for the nine months ended September 30, 2003.
..
PROVISION FOR INCOME TAXES. No tax provision was made for the three and nine months ended September 30, 2004.


FINANCIAL CONDITION AND LIQUIDITY

On September 30, 2004, our net working capital deficit was $204,510 compared to a net working capital of $154,841 at December 31, 2003. At September 30, 2004 the Company had bank indebtedness for $42 and compared to December 31, 2003 the Company had cash and cash equivalents totaling $209,517. We are in immediate need of further working capital and are considering options with respect to financing in the form of debt, equity or a combination thereof, and may also consider disposing of assets as a method through which to raise additional working capital.

Net cash used for operating activities for the nine months ended September 30, 2004 was $305,239. The decrease in cash was mainly due to developing and marketing the Skill Poker system, legal fees relating to the URL dispute and general office operations.

Net cash used for investing activities for the nine months ended September 30, 2004 was $350 for the acquisition of the computer and disposition of assets for the Skill Poker.

Net cash provided by financing activities for nine months ended September 30, 2004 was $96,072. The increase resulted from stock options exercised and cash advance from related parties.

The Company's ability to continue as a going concern and fund operations through the remainder of 2004 and into 2005 is contingent upon its ability to produce cash flows from operations and to raise funds through equity or debt financing.

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

     Within 91 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the period ended September 30, 2004.


--------------------------------------------------------------------------------

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


--------------------------------------------------------------------------------

Item 2. Changes in Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information.

Item 6. Exhibits and Reports on Form 8-K

Exhibit  Description
-------------------------------------------------------------------------------------------------------------------------------
2.1*     On November 11, 2004 we filed an 8K relating to an agreement dealing with the required funds for the legal expenses relating to the defense of the domain name dispute.
31.1     Certification pursuant to section 302 of the Sarbanes-Oxley act of 2002 for Mark Glusing, President and Acting Chief
         Financial Officer of the Company
32.1     Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002 for Mark Glusing, President and Acting Chief Financial Officer of the Company
-------------------------------------------------------------------------------------------------------------------------------

* Previously filed with the SEC.

-----------------------------------------------
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         LegalPlay Entertainment Inc.
                         ----------------------------
                                (Registrant)

      Date November 19, 2004                     /s/ M. Glusing
      ----------------------              -----------------------------
                                             (Signature)* President

      Date
          ----------       -----------------------------
                               (Signature)*
--------------------------------------------------------------------------------

* Print the name and title of each signing officer under his signatures.
                                  Form 10-QSB


--------------------------------------------------------------------------------