Form 10KSB
period 2004-12-31
POKER COM INC
filed 2005-08-30
CIK 1102432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549


                                   FORM 10-KSB


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended: DECEMBER 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from________________ to ________________


                          LEGALPLAY ENTERTAINMENT INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Florida                   000-29219            98-0199508
   -------------------------------    ----------------    -------------------
   (State or other jurisdiction of    (Commission File       (IRS Employer
   incorporation or organization)          Number)        Identification No.)


    Suite 201, 1166 Alberni Street                          V6E 3Z3
  Vancouver, British Columbia, Canada
-----------------------------------------   ------------------------------------
(Address of principal executive offices)                  (Zip Code)


      Issuer's telephone number
        (including area code)                            (778) 863-2961
                                         ---


-----------------------------------------   ------------------------------------
(Former name, former address and former
fiscal year, if changed since last report)                (Zip Code)

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

Yes  [_]     No  [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-B is not contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Revenues for the year ended December 31, 2004 were $0.00.

The aggregate value of the issuer's common stock held by non-affiliates (assuming that the issuer's only affiliates are its' directors, officers and 10% or greater stockholders) of the issuer as of August 29, 2005 was US$ 185,752.06 based upon the closing bid price of $0.007 per share of common stock on that date as reported by the NASD Pink Sheets.

REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

                                 Not applicable.


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

August 29, 2005 - 34,075,000 Common Shares

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Disclosure Format  Yes  [X]     No  [_]


                    NOTE REGARDING FORWARD LOOKING STATEMENTS

This annual report on Form 10-KSB ("Report") contains statements that may contain forward-looking statements, concerning our future operations and planned future acquisitions and other matters and we intend that such forward-looking statements be subject to the safe harbors for such statements. Any statements that involve discussions with respect to predictions, expectations, belief, plans, projections, objectives, assumptions or future events or performance (often, but not always, using phrases such as "expects", or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends", or stating that certain actions, events or results "may", "could", "might", or "will" be taken to occur or be achieved) are not statements of historical fact and may be "forward looking statements". These forward-looking statements include statements relating to, among other things, our ability to continue to successfully compete in our markets.

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

                          LEGALPLAY ENTERTAINMENT INC.

                                   FORM 10-KSB
                                TABLE OF CONTENTS

Item 1.   DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . . .     1

Item 2.   DESCRIPTION OF PROPERTY . . . . . . . . . . . . . . . . . . . .     9

Item 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . .    10

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . .    11

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. . . .    12

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION . . .    13

Item 7.   FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . .  F-17

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . . . . . . . .    38

Item 8a.  CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . .    39

Item 8b.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . .    40

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT . . . . . . .    40

Item 10.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . .    42

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS. . . . . . . . . . .    43

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . .    45

Item 13.  INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . .    46

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES. . . . . . . . . . . . .    46

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

We were incorporated in Florida on May 3, 1989 as Sparta Ventures Corp. In 1998 we entered into an agreement with Thermal Ablation Technologies Canada Inc., which had developed a thermal balloon ablation system to eliminate dysfunctional uterine bleeding. Our obligation was to raise $3 million to pursue the development of a prototype unit. As a result of this agreement, we changed our name to Thermal Ablation Technology Corporation on October 8, 1998. We raised $150,000 on a private placement basis, which was invested into the development of the prototype but we were unable to raise any further capital and as a result, the deal collapsed. After several months of unsuccessful operations Thermal was abandoned and we were reclassified as a development stage enterprise in 1998. We retained a 6% interest in Thermal Ablation Technologies Canada Inc. with no further obligation.

In June 1999, our directors undertook to restructure the company by agreeing in principal to sublicense the URL, www.poker.com, from Uninet Technology Inc. ("Uninet"), and undertook the development of an on-line Internet gaming marketing company. Uninet was in the process of negotiating a license of the URL from Ala Corp. on the basis that the rights to the URL would be sub-licensed to us immediately. We appointed one of Uninet's directors to our board and on July 9, 1999, we entered into a sub-license Agreement with Uninet and began our research in to the acquisition of a casino and/or poker software license.

The terms of our agreement with Uninet included paying to Ala Corp. $100,000 and issuing it 750,000 shares of our common stock as an initial fee plus pay an on-going royalty of 4 % of our gross revenue to Ala Corp. Half of the 750,000 shares referred to above were issued to two of our directors, one of whom was, at the time, also a director of Uninet. Pursuant to our sub-license agreement with Uninet, we acquired the exclusive worldwide rights to market the www.poker.com URL until the year 2098. In addition, the title to the URL transfers to us free and clear of all encumbrances when the cumulative on-going royalties paid to Ala Corp. exceeds $1 million.

In August 1999, we entered into a one-year non-exclusive license agreement with ASF Software Inc. of Belize. ASF agreed to license to us certain multi-player poker software with the specific provision that we would then sub-license the software to third parties. The terms of the license with ASF included payment of $135,000 plus an on-going royalty of 20% of the rake. The agreement was automatically renewed for one-year periods and either party could terminate the agreement with 90 days notice to the other party. In addition, ASF's associated company would provide credit card processing for a fee of 5.75%.

On August 10, 1999, we changed our name to Poker.com, Inc. and on August 19, 1999, our common stock became quoted on the NASD OTC Bulletin Board under the symbol 'PKER'.

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

Pursuant to our agreement with Antico, we earned a marketing fee of 20% of all deposits made to Antico's poker card room by players who log in to play poker and use their credit cards or send wire transfers to deposit funds to play poker.

In September 1999, we raised $500,000 on a private placement basis to fund the development of our business model, namely creating www.poker.com as a gaming portal, selling software program sub-licenses and casino links for online gaming, marketing and selling banner advertising on our portal.

On November 29, 1999, our subsidiary, Casino Marketing S.A., purchased a Master Sub-License Agreement from Gamingtech Corporation (a subsidiary of Chartwell Technologies Inc., which developed a suite of 18 casino games). We paid Gamingtech $100,000 for the non-exclusive worldwide rights to sell Gamingtech's casino software program licenses. Our agreement with Gamingtech enabled us to:

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

On January 10, 2000, we sold one of Gamingtech's independent casino sub-licenses to Antico for $50,000 with the understanding that Antico would assist us in providing technical and administrative services from Costa Rica to our casino sub-licensees. Antico would pay us 35% of the net profits generated from their casino, known as Visual Casino. Antico will earn from web masters who purchase links to Visual Casino from us, a 3% administration fee. Visual Casino will provide the webmaster virtual time statistics on who is playing, how much has been deposited and how much has been won by the players.

We realized by late December 1999 that the ASF software was outdated and ASF was refusing to update the software. We decided to find a new provider and in February 2000, we entered into a contract with TransNet International S.A. ("TransNet") with a view to providing us with a new generation poker software license for a term of 50 years. We paid $30,000 to TransNet and an on-going royalty payment of 20% of the rake from the use of the software plus a fee of $50,000 for every master license we sold. The software was delivered to us in August of 2000 and since that time we sold master card room licenses and sub-licenses. Antico agreed to accept the new software program in place of the ASF software despite the problems in change over.

After notice was given to ASF of cancellation of the master license agreement, ASF instructed Credit Card Processing of Belize to hold back payments which resulted in Antico not being paid the 15% hold backs and its' inability to pay us royalty payments. Antico agreed to assign the withholding payments to ensure that we receive the outstanding royalty fees due.

By mid 2000, we realized that the Gamingtech software was badly constructed and Gamingtech was unable to upgrade its' system. As a result, on September 14th 2000, the Company purchased a casino software license from Starnet Systems International Inc. in return for $100,000 in advertising and monthly fees based on a percentage of net monthly revenue. We then cancelled our agreement with Gamingtech.

By December 2000, we had launched two Starnet Casino websites.

In July 2001, we launched a poker affiliate software program, which enabled sub-licensees to offer webmasters the ability to earn fees by directing traffic to a poker.com poker room. Features of the affiliate program included no investment and no risk to the webmasters, real-time statistics, accumulated bad beat jackpot, and 24/7 technical and customer support.

We offered alternative casino software to our customers in July 2001 when we entered into a strategic relationship with Trimon Software Systems Inc. Trimon offered: baccarat, black jack, craps, Caribbean poker, let-it-ride poker, pai-gow poker, American roulette, slot machine and video poker. The Trimon software enabled our casino owner/operators to extend their poker and casino games into the wireless and closed circuit areas through WAP (wireless application protocol), casino-on-tv and casino kiosk.

In September 2001 we sold a Poker master license to Microgaming Systems Ltd. (a South African/UK Company and one of the largest casino licensors on the Internet) to market on-line multi-player poker software sublicenses. Microgaming's intention was to provide all their casino licensees with a poker card room sublicense. We would earn a licensing fee for each sublicense sold plus a monthly royalty fee.

In November 2001, we entered into an agreement with Focusnet Capital Inc. and Pyramid Casino to provide a master poker card room.

On November 30, 2001, our subsidiary, Casino Marketing S.A., amended its original agreement with TransNet whereby the fee payable was reduced as follows:

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

Our strategy in 2002 was to continue to acquire master licenses from software developers to resell their software programs to earn licensing fees and royalty fees as opposed to developing our own proprietary software, which requires substantial capital and human resources. Our experience determined that some software developers lack the marketing expertise to take advantage of the market potential for selling sub-licenses. The software developers themselves also recognized the fact that the more licenses they sell, directly or indirectly, the greater their royalty revenue. We were able to acquire master sub-licensing contracts from software developers and offered software development from Trimon Software System Inc.; Starnet Systems International Inc. and TransNet International Gaming S.A.

During 2002 we continued marketing casino and poker licenses. In or about mid-2002, we recognized some major shortcomings of our marketing efforts. Our costs of sales were extraordinarily high and did not justify the overhead expenses. A second fundamental issue was that sales were being made to unqualified buyers, which resulted in buyer dissatisfaction and eventual cancellation, which impacted our credibility and financial performance. Because our licensees who acquired the software from us were unqualified to operate on-line games, we would receive a licensing fee but the operator was destined to fail. As a result, we restructured our selling activities and reduced the number of our employees.

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

On February 12, 2003 we acquired the rights, title and interest in a skill-based method of playing poker online known as Skill Poker. Skill Poker was invented by Randy Peterson, a retired Vancouver police detective who sold it to Blue Diamond International Capital ("Blue Diamond"). The provisional patent application covering the method of playing Skill Poker was acquired by us from Blue Diamond for $50,000 in cash and through the issuance of 3,000,000 common shares issued in accordance with Regulation S of the Securities Act of 1933 (based on the closing market price of $0.035 on the date of issue for a total cost of $105,000). On-going consideration payable to Blue Diamond included a monthly minimum payment of $3,500 or 4% of the gross revenue earned through the operation of Skill Poker, whichever was the greater. In the event that we further licensed the technology to a third party, Blue Diamond would also receive 20% of any initial license fee and 4% of the gross revenue of any such licensee. The provisional patent application, the related trademarks and the operations of Skill Poker were conducted through a wholly owned Washington State subsidiary, Skill Poker.com Inc., which was incorporated in February of 2003.

In March 2004, SkillPoker and Blue Diamond entered into an Addendum to the original Agreement, whereby they agreed to amend the minimum monthly payment from SkillPoker to Blue Diamond from US$3,500 to US$2,500 per month, for a period of six months commencing on March 1 2004.

In consideration for the reduction of the monthly payment, the Company agreed to pay Blue Diamond US$6,000 in common stock, issued in accordance with Rule 144 based on a 30 day trading average price from the date of the Addendum.

Skill Poker is a skill-based method of playing poker online which removes the elements of chance. The legality as a skill-based game was opined upon by I. Nelson Rose, a professor of law at Whittier University in California. Dr. Rose has represented the U.S and Canadian governments in addition to state and provincial governments and many commercial gaming operators. Skill Poker.com Inc. earns its' revenue through the operation of skill based poker tournaments online whereby players enter tournaments paying a buy in and a tournament fee. Skill Poker.com Inc. earns only the tournament fee and does not participate in the buy in. The legality or illegality of the Skill Poker system with respect to U.S or Canadian gaming regulations can not be determined considering the fact that the system has not been challenged in a court of law. It is, however, widely considered that games of skill are different from games of chance and therefore are not considered gambling by regulatory bodies.

In order to create the system online, we required poker software and on March 31, 2003 acquired a license to the source code of proprietary software owned by Pokersoft Corporation A.V.V. ("PokerSoft") The license included the development of the Skill Poker system incorporating the claims as set forth in the provisional patent application. The system, which has been developed, is proprietary to Skill Poker and cannot be used by any third parties without prior consent or license from Skill Poker.com Inc., which includes both the software operating Skill Poker and the provisional patent application. Consideration payable to Pokersoft included $30,000 in cash and the issuance of 3,000,000 shares issued in accordance with Regulation S of the Securities Act of 1933 (based on the closing market price of $0.018 on the date of issue for a total cost of $54,000). Ongoing consideration payable to Pokersoft includes a monthly minimum of $3,000 or 15% of the gross tournament fees earned by Skill Poker, whichever the greater. The development cost of the system will be paid in addition to the above.

On September 17, 2003, our wholly owned subsidiary, SkillPoker.com, Inc. officially launched a beta for SkillPoker tournaments on www.SkillPoker.com, the first skill based poker site in North America. On November 15, 2003, our wholly owned subsidiary, SkillPoker.com officially released the real money, pay-for-play version for SkillPoker tournaments on www.SkillPoker.com. In 2003, we generated marginal revenues from the patent pending SkillPoker system. It became apparent that even though the Skill Poker was a legal way of playing Poker on line (which is illegal), there was no incentive for players that were playing on "illegal" sites to change over to skill poker. LegalPlay came to the conclusion that the business model would not succeed until the U.S Government outlawed all on-line gaming which is logistically almost impossible to achieve.

On September 15 2003, we changed our name to LegalPlay Entertainment, Inc. in accordance with shareholder approval received at the Annual General Meeting held September 9, 2003. On September 17, 2003, our common stock symbol changed to 'LPLE' on the NASD OTC Bulletin Board.

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

On June 1st 2004, PokerSoft sent a demand letter to SkillPoker regarding the lack of payment of the May 2004 invoice in the amount of US$3,000. The outstanding payment was not made to PokerSoft within the ten days stipulated in their demand letter. On June 15th 2004, SkillPoker received a subsequent letter from PokerSoft giving them notice that, effective immediately, they were terminating the License Agreement, as per Clause 7(a) of the contract.

Our current business strategy is to develop our own Poker software and market the software to on-line gaming sites worldwide.

SUBSEQUENT EVENTS

(i) On February 8th 2005, the Company's Board of Directors resolved to terminate the services of Pannell Kerr Forster Chartered Accountants to perform the audit of the Corporation's 2004 financial statements. This decision is in no way based on Pannell Kerr Forster's performance or services provided to date.

          The firm of Amisano Hanson Chartered Accountants has been retained to audit the Corporation's 2004 financial statements. The Company will continue to use the services of Amisano Hanson until resolved otherwise.

          On February 16th 2005, the Company made the necessary regulatory filings with the U.S. Securities and Exchange Commission in regards to their change in auditor.

(ii) The company filed a Form 15-12(g) with the United States Securities and Exchange Commission ("SEC") on March 18th 2005, terminating their obligations as a reporting issuer. At that time, the Company did not have the financial resources to pay the accounting or legal fees which were necessary to complete the regulatory filings for the SEC. As a result of this filing, the company was no longer listed on the OTC-BB and became listed on the Pink Sheets under the trading symbol, LPLE.PK.

(iii) The Company and SkillPoker were in default under the terms and conditions of the Blue Diamond Agreement who gave written notice to cancel the Agreement and take back the assignment of the inventions.

          On April 14th 2005, the parties entered into an Assignment Agreement, where in consideration of the sum of $1.00, SkillPoker assigned to Blue Diamond the inventions and patents known as:

                ------------------------------------------------
                Country           Serial Number     Filing Date
                -------------     -------------     ------------
                United States     60/393,736        July 8, 2002
                -------------     -------------     ------------
                United States     10/614,752        July 8, 2003
                ------------------------------------------------

(iv) In October 2001, the Company's wholly-owned subsidiary, Casino Marketing S.A. entered an agreement with Genius Goods Inc. for the exclusive marketing and licensing rights to the Poker.cc domain name. In November 2003, as a result of the Company's primary focus on the operation of the patent pending Skill Poker system, the agreement was amended such that in consideration for the domain name Poker.cc, Genius Goods would accept a Skill Poker sub license. Poker.cc never launched a SkillPoker website and it was later agreed to transfer the URL, poker.cc, back to Genius Goods Inc. The transfer took place on April 22nd 2005 and all dealings between the two companies has been subsequently terminated.

(v) On April 25th 2005, the Company reached a Settlement Agreement with Ala Corp. regarding the dispute over the URL/domain name and trademark dispute. The Settlement Agreement outlined the following terms:

          - Communication Services Inc. will pay to the counsel for Uninet and LegalPlay, Kornfeld Mackoff Silber, in trust, US$435,000 for distribution to both Uninet and LegalPlay.

          - Ala Corp., and associated parties, agree to transfer to LegalPlay, or as they may direct, all of their right, title or interest in their 2,403,400 common shares of LegalPlay Entertainment.

          As a result of the Assignment Agreement that the Company entered into with Uninet (who agreed to finance the legal fees for a share of the URL) on December 29th 2004, assigning 90% of any settlement with Communication Services Inc. or Ala Corp. to Uninet, the Company received a cash settlement of US$42,000 and 250,000 common shares of LegalPlay.

(vi) As a result of the URL/domain name dispute between the Company and Ala Corp., Antico Holdings S.A. ("Antico") was unable to continue using the poker.com URL and suffered substantial damages.

          As a result, Antico had refused to pay the Company the amount of $591,048 until the URL had been reinstated and had demanded restitution of the URL or damages

          The parties agreed that the damages that Antico suffered substantially exceeded the amount that was owing to LegalPlay. Antico agreed that they would not commence legal action for damages on the condition that LegalPlay write off the debt of $591,048.

(vii) As a result of the US$43,000 cash settlement that the Company negotiated as part of the Settlement Agreement with Ala Corp., they had the financial resources to pay the accounting and legal fees incurred in completing regulatory filings for the SEC. On June 17th 2005, the Company filed an amendment to the Form 15-12(g) previously filed with the SEC on March 18th 2005. The amendment stated that the Company wished to withdraw their request to terminate their obligations as a reporting issuer.

(viii) On July 15th 2005, the Company issued 900,000 common shares, representing 2.71%, of LegalPlay to the directors of the Company, as settlement for outstanding directors fees totaling US$9,000. The debt was settled at an exchange price per common share of $0.01 and the shares were issued under the conditions of Rule 144 and contain the appropriate restrictive legend.

COMPETITION

The on-line gaming market is rapidly evolving and intensely competitive and we expect that competition will further intensify in the future. Barriers to entry are high.

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

INTERNET GAMING COMPANIES

Our research shows that there are a number of public and private companies competing for market share in the Internet Poker gaming world. We anticipate being able to provide updated and upgraded software at a highly competitive level.

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

Furthermore, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The enactment of any additional laws or regulations may impede the growth of gaming on the Internet which could, in turn decrease the demand for our products and services and increase our cost of doing business, or otherwise have an adverse effect on us.

OTHER INFORMATION

Neither the Company nor any of its' subsidiaries engaged in any research and development activities during 2004. We do not manufacture any products or engage in any activity that requires compliance with environmental laws.

EMPLOYEES

As of December 31st 2004, we had no employees.

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

LIMITED OPERATING HISTORY

We have a short operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as online commerce. Such risks include, but are not limited to, possible inability to respond promptly to changes in a rapidly evolving and unpredictable business environment and the risk of inability to manage growth. To address these risks, we must, among other things, develop and expand our customer base, successfully implement our business and marketing strategies, continue to develop and upgrade website and transaction- processing systems, provide superior customer service, respond to competitive developments, and attract and retain qualified personnel. If we are not successful in addressing such risks, we may be materially adversely affected.

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

NEED FOR ADDITIONAL FUNDS

Our capital requirements depend on several factors, including the rate of market acceptance, the ability to develop new software, the cost of website development and upgrades, and other factors. We will require additional financing sooner than anticipated. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If equity securities are issued in connection with a financing, dilution to our shareholders may result, and if additional funds are raised through the incurrence of debt, we may become subject to restrictions on its operations and finances.

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

DEPENDENCE ON THE COMMUNICATIONS INFRASTRUCTURE OF THE INTERNET FOR TRANSMITTING INFORMATION

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

ONLINE SECURITY RISKS

If our Poker software and controls are unable to handle online security risks, its business will be adversely affected. These systems use packet filters, firewalls, and proxy servers, which are all designed to control and filter the data. However, advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may make it easier for someone to compromise or breach the technology used by us and our sub-licensees to protect subscribers' transaction data. If such a breach of security were to occur, we could cause interruptions in services and loss of data or cessation in service. This may also allow someone to introduce a "virus", or other harmful component causing an interruption or malfunction.

To the extent that our activities involve the storage and transmission of information such as credit card numbers, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability.

WE DO NOT PLAN TO PAY DIVIDENDS

For the foreseeable future, we do not intend to pay any dividends on our common stock. Any future decision with respect to dividends will depend upon our future earnings, future capital needs and operating and financial condition, among other factors.

Broker-dealers may be discouraged from effecting transactions in our shares because they are considered penny stocks and are subject to the penny stock rules.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on NASD broker-dealers who make a market in "a penny stock". A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. Our shares are currently quoted on the Pink Sheets, and the price of our shares ranged from $0.11(low) to $0.26(high) during the year ended December 31, 2004. The closing price of our shares on August 29th 2005 was $0.007. Purchases and sales of our shares are generally facilitated by NASD broker-dealers who act as market makers for our shares. The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

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


ITEM 2.   DESCRIPTION OF PROPERTY

In 2004, we occupied 1,145 square feet of commercial space at #630-1188 West Georgia Street in Vancouver, British Columbia, Canada. This facility housed all of our operations including technical, marketing and administration for all of our subsidiaries. The annual cost of the space at the West Georgia location was approximately $13,376 USD.

On January 1, 2005, we relocated our offices to Suite 201, 1166 Alberni Street, Vancouver, British Columbia, Canada. The cost of the space at the Alberni Street location is approximately US$2,400 per annum.

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

Liz Bryce, through Ala Corp., owns 1,297,900 shares of our common stock or 3.81% of our issued and outstanding common stock. In addition, Ms. Bryce's parents collectively own 1,105,500 shares or 3.24% of our common stock. As of December 31st 2004, Ms. Bryce, together with her parents, owns directly and indirectly, a total of 2,403,400 shares or 7.05% of our common stock. In August 2005, these common shares were transferred from Ms. Bryce and her parents to LegalPlay and Uninet, as part of the Settlement Agreement. Please see "Subsequent Events" on page 5 for further details.

Although contemplated in the agreements between Ala Corp. and Uninet and between Uninet and us, Ala Corp. failed to provide Uninet or us with any notice that it was redirecting the domain. As such, we were unaware of any allegations of contractual breach and management is of the opinion that all obligations, as set forth by the terms and conditions of the agreements, have been fulfilled and we are not aware of any reason for this dispute.

We agreed with Uninet (who would be entitled to 50% of the URL if they co-joined an action) to jointly pursue all legal avenues available to retain the exclusive right to use www.poker.com and to enforce the provisions of the agreement between Ala Corp. and Uninet.

After the domain was redirected, Ala Corp. transferred the registered owner of the domain to Communications Services Inc. ("CSI"), a company registered in Western Samoa and the registrar was changed from California based Verisign Inc. to Australia based Fabulous.com.

Together with Uninet, we applied to The Internet Corporation for Assigned Names and Numbers (ICANN), a governing body which oversees domain registration and use issues, for the purpose of obtaining a decision on the basis of the wrongful redirection of www.poker.com. ICANN, however, ruled on January 21, 2003 that since the domain is now registered in the name of Communication Services Inc., it could only decide on a dispute between Ala Corp., the previous registered owner of the domain and CSI. Together with Uninet, we did not have any standing to apply for relief with ICANN since neither of us were ever the registered owner of the domain name.

On February 28, 2003, together with Uninet, we sued CSI in the Supreme Court of British Columbia, Canada for a declaration that as a successor and assignee of Ala Corp., CSI is a trustee of the domain name for the benefit of Uninet and us:

     - an accounting for profits earned by CSI through the wrongful use of the domain name
     - a declaration that Ala and Communication are bound by the License Agreement between Ala and Uninet
     - a declaration that Uninet and us are entitled to the exclusive use of the domain name.

On November 3, 2003, we received notice from the Supreme Court of British Columbia that we were successful in establishing a substantial connection between the claims CSI was making and the jurisdiction in British Columbia. LegalPlay Entertainment Inc. can therefore pursue its case against CSI in British Columbia in connection with the litigation regarding the URL www.poker.com. Parallel arbitration proceedings against Ala Corp. remain under way.

In 2004, together with Uninet, we proceeded to arbitration (in accordance with the terms and conditions of the agreement) with ALA Corp. in Vancouver, British Columbia, Canada to assert Uninet and our rights under the agreements. We selected the mutually acceptable arbitrator, Fasken Martineau DuMoulin LLP.

In the meantime, together with Uninet, we requested that the current registrar, Fabulous.com impose a lock on the domain name, www.poker.com, pending the outcome of the Supreme Court action and the arbitration, which means the domain cannot be transferred to either another owner or to another registrar.

As mentioned above, we sub-licensed the domain name to Antico Holdings S.A. ("Antico") of Costa Rica to use the domain for operating casinos and/or card rooms. Antico notified us that it had ceased all payments of royalties payable to us pending resolution to the dispute over the right to use the domain. It is anticipated that Antico will allege that we are responsible for damages incurred by Antico as a result of the dispute. We intend to defend any claims and will appropriately claim similarly against Uninet Technologies Inc., ALA Corp. and CSI.

In April 2005, we reached an agreement with Antico confirming that the damages that Antico suffered substantially exceeded the amount that was owing to LegalPlay in unpaid royalties. Antico agreed that they would not commence legal action for damages on the condition that LegalPlay write off the outstanding debt. Please see "Subsequent Events" on page 6 for additional details.

On April 25th 2005, the Company reached a Settlement Agreement with Ala Corp. regarding the dispute over the URL/domain name and trademark dispute. Please see "Subsequent Events" on page 5 for additional details.

To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceedings against us. Other than as described above, no director, executive officer or affiliate thereof or owner of record or beneficially of more than five percent of our common stock is a party adverse to or has a material interest adverse to us in any proceeding.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

MARKET INFORMATION

There is no "established trading market" for shares of our common stock. As of August 29, 2005 common stock was quoted on the Pink Sheets operated by the National Association of Securities Dealers, Inc. under the symbol "LPLE.PK". No assurance can be given that any "established trading market" for our common stock will develop or be maintained.

The range of high and low closing bid quotations for our common stock during each quarter of the calendar years ended December 31 2004, and 2003 is shown below, as quoted by Bloomberg, Inc. Prices are inter-dealer quotations, without retail mark-up, markdown or commissions and may not represent actual transactions.

STOCK QUOTATIONS

                     --------------------------------------
                     QUARTER ENDED      HIGH BID   LOW BID
                     -----------------  ---------  --------
                     March 31 2003      $    0.02  $   0.02
                     -----------------  ---------  --------
                     June 30 2003       $    0.05  $   0.05
                     -----------------  ---------  --------
                     September 30 2003  $    0.14  $   0.14
                     -----------------  ---------  --------
                     December 31 2003   $    0.13  $   0.12
                     -----------------  ---------  --------
                     March 31 2004      $   0.090  $  0.070
                     -----------------  ---------  --------
                     June 30 2004       $   0.045  $  0.025
                     -----------------  ---------  --------
                     September 30 2004  $   0.024  $  0.020
                     -----------------  ---------  --------
                     December 31 2004   $   0.014  $  0.013
                     --------------------------------------

The future sale of our presently outstanding "unregistered" and "restricted" common stock by present members of management and persons who own more than five percent of our outstanding voting securities may have an adverse effect on any "established trading market" that may develop in the shares of our common stock.

HOLDERS

As at August 29th 2005, we had 45 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. We do not know the beneficial owners of such shares.

DIVIDENDS

We have not declared any cash dividends with respect to our common stock and do not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides the information at December 31, 2004 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the company are authorized for issuance:

----------------------------------------------------------------------------------------------------
PLAN CATEGORY          NUMBER OF SECURITIES TO    WEIGHTED-AVERAGE   NUMBER OF SECURITIES REMAINING
                            BE ISSUED UPON       EXERCISE PRICE OF    AVAILABLE FOR FUTURE ISSUANCE
                       EXERCISE OF OUTSTANDING      OUTSTANDING         UNDER EQUITY COMPENSATION
                        OPTIONS, WARRANTS AND    OPTIONS, WARRANTS     PLANS (EXCLUDING SECURITIES
                                RIGHTS               AND RIGHTS         REFLECTED IN COLUMN (A))
                                 (A)                    (B)                        (C)
---------------------  ------------------------  ------------------  -------------------------------
Equity compensation                         Nil                  Nil                             Nil
plans approved by
security holders
---------------------  ------------------------  ------------------  -------------------------------
Equity compensation                         Nil                 Nil                              Nil
plans not approved by
security holders
---------------------  ------------------------  ------------------  -------------------------------
TOTAL                                       Nil                 Nil                              Nil
----------------------------------------------------------------------------------------------------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

You should read the following discussion and analysis in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-KSB.

OVERVIEW

We operate our business through the three subsidiary companies: Casino Marketing S.A., a Costa Rican registered company which performs technical management for our licensees; 564448 BC Ltd., a British Columbia registered company which performs administrative management services to LegalPlay Entertainment Inc.; and Skill Poker.com Inc., a Washington state registered company incorporated on January 29, 2003.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2004 AND TWELVE MONTHS ENDED DECEMBER 31, 2003

General Description
-------------------
Our current business strategy is to develop our own Poker software and market the software to on-line gaming sites worldwide.

Revenue
-------
We had continuing revenue of $nil and discontinued operations revenue of $nil for the twelve months ended December 31, 2004, the discontinued operations revenue of $1,136,970 for the twelve months ended December 31, 2003 has been reclassified and included in discontinued operations. (Please refer to financial statement notes 13.)

General and Administrative Operating Expenses
---------------------------------------------
Our total general and administrative operating expenses were $795,364 in fiscal 2004, compared to $816,956 in fiscal 2003. The Company was able to cut back on management/consulting fees and wages during the period ended December 31, 2004. Legal fees of $111,018 are included in the professional fees of $148,987.

The following general and administrative expenses increased significantly in 2004 compared to 2003:

---------------------------------------------------------------------------
                             COMPARE TO TOTAL             COMPARE TO TOTAL
                     2004        EXPENSES         2003        EXPENSES
-----------------  --------  -----------------  --------  -----------------
Professional Fees  $148,987                19%  $129,911                16%
---------------------------------------------------------------------------

During the fourth quarter of 2004, the Company was in the process of attempting to develop cost controls and streamline its operations in response to declining working capital.

Net loss for the Year
---------------------
Net loss for fiscal 2004 was $795,364 compared to net loss of $607,630 in fiscal 2003. We had basic net loss of $0.03 per share in 2004, which was the same as the loss of $0.03 per share in 2003.

LIQUIDITY AND CAPITAL RESOURCES

At December 31 2004, we had net working capital deficit of $155,419, including cash and equivalents of $78. At December 31, 2003, we had a net working capital of $154,841, including cash and cash equivalents of $209,517.

During the year ended December 31 2004, the Company used cash in operating activities of $325,669, cash was used in investing activities of $350 and $116,818 cash has been provided from financing activities mainly due to stock options exercised from employees.

We had no long-term debt obligations at December 31, 2004. We have entered into no derivative financial instrument arrangements to December 31, 2004.


ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          LEGALPLAY ENTERTAINMENT INC.

                          (A Development Stage Company)

                  REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2004 and 2003

                             (Stated in US Dollars)
                              --------------------

PANNELL KERR FORSTER



                  REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS

     TO THE DIRECTORS AND SHAREHOLDERS OF LEGALPLAY ENTERTAINMENT INC. (FORMERLY POKER.COM, INC.)


     We have audited the accompanying consolidated balance sheet of LegalPlay Entertainment Inc. (Formerly Poker.com, Inc.) as at December 31 2003 and the consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.



     /s/ Pannell Kerr Forster

     Chartered Accountants

     Vancouver, Canada
     February 16, 2004


                                                                             PKF
                                                                   INTERNATIONAL

A PARTNERSHIP OF INCORPORATED PROFESSIONALS                       AMISANO HANSON
                                                           CHARTERED ACCOUNTANTS


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders,
LegalPlay Entertainment Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of LegalPlay Entertainment Inc. (A Development Stage Company) and its subsidiaries as of December 31, 2004 and the related consolidated statements of operations, cash flows and stockholders' equity (deficiency) for the year ended December 31, 2004 and the period from January 1, 2004 (Date of Inception of the Development Stage) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of LegalPlay Entertainment Inc. as of December 31, 2003 were audited by other auditors whose report dated February 16, 2004 expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of LegalPlay Entertainment Inc. and its subsidiaries as of December 31, 2004 and the results of their operations and their cash flows for the year ended December 31, 2004 and the period from January 1, 2004 (Date of Inception of the Development Stage) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficiency, is in the development stage with no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Vancouver, Canada                                               "AMISANO HANSON"
August 15, 2005                                            Chartered Accountants


750 WEST PENDER STREET, SUITE 604                  TELEPHONE:  604-689-0188
VANCOUVER CANADA                                   FACSIMILE:  604-689-9773
V6C 2T7                                            E-MAIL:     amishan@telus.net

                                 LEGALPLAY ENTERTAINMENT INC.
                                (A Development Stage Company)
                                 CONSOLIDATED BALANCE SHEETS
                                  December 31, 2004 and 2003
                                    (Stated in US Dollars)
                                     --------------------

ASSETS                                                                 2004          2003
------                                                             ------------  ------------
Current
  Cash - Note 13                                                   $        78   $   209,517
  Amounts receivable - Notes 4, 6 and 13                                44,816         2,965
  Prepaid expenses and deposits                                          3,074        25,741
                                                                   ------------  ------------

                                                                        47,968       238,223
Equipment - Note 5                                                           -       203,884
Intangible assets and licence agreements - Note 6                            3       205,001
                                                                   ------------  ------------

                                                                   $    47,971   $   647,108
                                                                   ============  ============

LIABILITIES
-----------

Current
  Accounts payable and accrued liabilities - Notes 6, 9 and 13     $   174,345   $    83,382
  Notes payable - Note 7                                                29,042             -
                                                                   ------------  ------------

                                                                       203,387        83,382
                                                                   ------------  ------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
---------------------------------

Capital stock - Notes 8 and 15
  Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding
  Common stock and Paid-in capital
    100,000,000  shares authorized with a par value of $0.01
    33,175,000  (2003: 26,025,000) shares issued and
    outstanding                                                      1,933,540     1,857,080
Treasury stock, at cost, 27,000 shares (2003: 27,000)                   (6,881)       (6,881)
Accumulated other comprehensive income                                  18,743        18,981
Deficit                                                             (1,305,454)   (1,305,454)
Deficit accumulated during the development stage                      (795,364)            -
                                                                   ------------  ------------

                                                                      (155,416)      563,726
                                                                   ------------  ------------

                                                                   $    47,971   $   647,108
                                                                   ============  ============

Nature and Continuance of Operations - Note 1
Commitments - Note 8
Subsequent Events - Notes 4, 6, 7 and 15

                             SEE ACCOMPANYING NOTES


                                   - F - 18 -

                                  LEGALPLAY ENTERTAINMENT INC.
                                 (A Development Stage Company)
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                       for the years ended December 31, 2004 and 2003 and
          the period from January 1, 2004 (Date of Inception of the Development Stage)
                                      to December 31, 2004
                                     (Stated in US Dollars)
                                      --------------------

                                                                                 January 1,
                                                                               2004 (Date of
                                                                              Inception of the
                                                                                Development
                                                                                 Stage) to
                                                                                December 31,
                                                        2004        2003            2004
                                                     ----------  ----------  ------------------
General and Administrative Expenses
  Amortization                                       $  84,128   $  49,960   $          84,128
  Bad debts                                                  -       9,240                   -
  Corporation promotion                                 13,852      26,749              13,852
  Insurance                                             15,901      18,182              15,901
  Management and consultant fees - Notes 2(k) and 9     78,237     231,033              78,237
  Office supplies and services                          29,365      64,986              29,365
  Professional fees                                    148,987     129,911             148,987
  Rent                                                  13,376      18,700              13,376
  Royalties, software and advertising                   69,251      75,667              69,251
  Wages - Note 9                                        84,258     193,732              84,258
  Website marketing                                          -       4,176                   -
                                                     ----------  ----------  ------------------

Loss before other items                               (537,355)   (822,336)           (537,355)
                                                     ----------  ----------  ------------------

Other items
  Incidental revenue                                     5,874       5,380               5,874
  Loss on disposition of equipment - Note 5           (120,106)          -            (120,106)
  Write-down of intangible assets - Note 6            (204,998)          -            (204,998)
  Write-off of notes payable - Note 7                   16,776           -              16,776
  Gain on settlement of lawsuit - Note 6                44,445           -              44,445
                                                     ----------  ----------  ------------------

                                                      (258,009)      5,380            (258,009)
                                                     ----------  ----------  ------------------

Loss before discontinued operations                   (795,364)   (816,956)           (795,364)
                                                     ----------  ----------  ------------------

                                                                                        /cont'd

                             SEE ACCOMPANYING NOTES


                                   - F - 19 -

                                                                                        Continued

                                   LEGALPLAY ENTERTAINMENT INC.
                                  (A Development Stage Company)
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                        for the years ended December 31, 2004 and 2003 and
           the period from January 1, 2004 (Date of Inception of the Development Stage)
                                       to December 31, 2004
                                      (Stated in US Dollars)
                                       --------------------

                                                                                   January 1,
                                                                                 2004 (Date of
                                                                                Inception of the
                                                                                  Development
                                                                                   Stage) to
                                                                                  December 31,
                                                       2004          2003             2004
                                                   ------------  ------------  ------------------
Discontinued operations - Note 13
  Income from operations of discontinued segments            -        24,678                   -
  Gain on disposal of discontinued segment                   -       184,648                   -
                                                   ------------  ------------  ------------------

                                                             -       209,326                   -
                                                   ------------  ------------  ------------------

Net loss for the period                            $  (795,364)  $  (607,630)  $        (795,364)
                                                   ============  ============  ==================

Earnings (loss) per share
  Continuing operations                            $     (0.03)  $     (0.04)
  Discontinued operations                                    -          0.01
                                                   ------------  ------------

                                                   $     (0.03)  $     (0.03)
                                                   ============  ============

Diluted earnings (loss) per share
  Continuing operations                            $         -   $     (0.03)
  Discontinued operations                                    -          0.01
                                                   ------------  ------------

                                                   $         -   $     (0.02)
                                                   ============  ============

Weighted average number of shares outstanding       26,089,863    23,350,664
                                                   ============  ============

                             SEE ACCOMPANYING NOTES


                                   - F - 20 -

                              LEGALPLAY ENTERTAINMENT INC.
                              (A Development Stage Company)
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                   for the years ended December 31, 2004 and 2003 and
      the period from January 1, 2004 (Date of Inception of the Development Stage)
                                  to December 31, 2004
                                 (Stated in US Dollars)
                                  --------------------

                                                                          January 1,
                                                                        2004 (Date of
                                                                       Inception of the
                                                                         Development
                                                                          Stage) to
                                                                         December 31,
                                                 2004        2003            2004
                                              ----------  ----------  ------------------
Operating Activities
  Net loss for the period                     $(795,364)  $(607,630)  $        (795,364)
  Add (deduct) items not affecting cash:
    Amortization                                 84,128      49,960              84,128
    Issuance of common stock for services         1,000      50,125               1,000
    Stock-based compensation                      4,460      11,800               4,460
    Loss on disposition of equipment            120,106           -             120,106
    Write-down of intangible assets             204,998           -             204,998
    Write-off of notes payable                  (16,776)          -             (16,776)
    Gain on settlement of lawsuit               (44,445)          -             (44,445)
  Changes in non-cash working capital items:
    Amounts receivable                            2,594     891,670               2,594
    Prepaid expenses and deposits                22,667     (25,741)            (22,667)
    Accounts payable and accrued liabilities     90,963    (434,451)             90,963
  Related to discontinued operations                  -       5,523                   -
                                              ----------  ----------  ------------------

Net cash used in operating activities          (325,669)    (58,744)           (325,669)
                                              ----------  ----------  ------------------

Investing Activities
  Purchase of intangible assets                       -     (50,000)                  -
  Cash proceeds from assets disposition           5,458           -               5,458
  Purchase of equipment                          (5,808)   (152,389)             (5,808)
                                              ----------  ----------  ------------------

Net cash used in investing activities              (350)   (202,389)               (350)
                                              ----------  ----------  ------------------

                                                                                 /cont'd

                             SEE ACCOMPANYING NOTES


                                   - F - 21 -

                                                                                       Continued

                                  LEGALPLAY ENTERTAINMENT INC.
                                  (A Development Stage Company)
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                       for the years ended December 31, 2004 and 2003 and
          the period from January 1, 2004 (Date of Inception of the Development Stage)
                                      to December 31, 2004
                                     (Stated in US Dollars)
                                      --------------------

                                                                                  January 1,
                                                                                2004 (Date of
                                                                               Inception of the
                                                                                 Development
                                                                                  Stage) to
                                                                                 December 31,
                                                         2004        2003            2004
                                                      ----------  ----------  ------------------
Financing Activities
  Notes payable                                         115,818           -             115,818
  Cash proceeds from issuance of common stock             1,000      12,000               1,000
                                                      ----------  ----------  ------------------

Net cash provided by financing activities               116,818      12,000             116,818
                                                      ----------  ----------  ------------------

Effect of exchange rate changes on cash                    (238)          -                (238)
                                                      ----------  ----------  ------------------

Decrease in cash                                       (209,439)   (249,133)           (209,439)

Cash, beginning of the year                             209,517     458,650             209,517
                                                      ----------  ----------  ------------------

Cash, end of the year                                 $      78   $ 209,517   $              78
                                                      ==========  ==========  ==================

Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                          $       -   $       -   $               -
                                                      ==========  ==========  ==================

    Income taxes (recovery)                           $  (3,934)  $   3,645   $          (3,934)
                                                      ==========  ==========  ==================

Non-cash Transactions - Note 12

                             SEE ACCOMPANYING NOTES


                                   - F - 22 -

                                                  LEGALPLAY ENTERTAINMENT INC.
                                                 (A Development Stage Company)
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                         for the years ended December 31, 2004 and 2003
                                                     (Stated in US Dollars)
                                                      --------------------

                                                                                                         Deficit
                                                                               Accum-                     Accum-
                                                                               ulated                     ulated
                                                                                Other                   During the
                                   Common Shares                   Subscr-     Compre-                    Develo-
                              ----------------------   Treasury    iptions     hensive                    pment
                                Number      Amount      Stock      Received    Income      Deficit        Stage        Total
                              ----------  ----------  ----------  ----------  ---------  ------------  ------------  ----------
Balance at December 31, 2002  17,175,000  $1,624,155  $  (6,881)  $  32,480   $ 17,229   $  (697,824)  $         -   $ 969,159
Net loss                               -           -          -           -          -      (607,630)            -    (607,630)
Foreign currency translation
 adjustment                            -           -          -           -      1,752             -             -       1,752
Stock option benefit                   -      11,800          -           -          -             -             -      11,800
Cancellation of agreement              -           -          -     (32,480)         -             -             -     (32,480)
Shares issued for cash on
 exercise of options             600,000      12,000          -           -          -             -             -      12,000
Shares issued for consulting
 services                      2,250,000      50,125          -           -          -             -             -      50,125
Shares issued for intangible
 assets                        3,000,000     105,000          -           -          -             -             -     105,000
Shares issued for software     3,000,000      54,000          -           -          -             -             -      54,000
                              ----------  ----------  ----------  ----------  ---------  ------------  ------------  ----------

Balance at December 31, 2003  26,025,000   1,857,080     (6,881)          -     18,981    (1,305,454)            -     563,726
Net loss for the year                  -           -          -           -          -             -      (795,364)   (795,364)
Foreign currency translation
 adjustment                            -           -          -           -       (238)            -             -        (238)
Stock-based compensation               -       4,460          -           -          -             -             -       4,460
Shares issued for cash on
 exercise  of options             50,000       1,000          -           -          -             -             -       1,000
Shares issued for debt         7,000,000      70,000          -           -          -             -             -      70,000
Shares issued for accepting
 the position of director
 and president                   100,000       1,000          -           -          -             -             -       1,000
                              ----------  ----------  ----------  ----------  ---------  ------------  ------------  ----------

Balance at December 31, 2004  33,175,000  $1,933,540  $  (6,881)  $       -   $ 18,743   $(1,305,454)  $  (795,364)  $(155,416)
                              ==========  ==========  ==========  ==========  =========  ============  ============  ==========

                             SEE ACCOMPANYING NOTES


                                   - F - 23 -

                          LEGALPLAY ENTERTAINMENT INC.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003
                             (Stated in US Dollars)
                              --------------------

Note 1    Nature and Continuance of Operations
          ------------------------------------

          The Company was incorporated under the laws of the State of Florida on May 3, 1989 as Sparta Ventures Corp. and remained inactive until June 27, 1998. The name was changed to Thermal Ablation Technologies Corporation on October 8, 1998 and then to Poker.com, Inc. on August 10, 1999. On September 15, 2003 the Company changed its name to LegalPlay Entertainment Inc. The Company's business to December 31, 2003 was primarily related to the operations of online gaming. The Company discontinued its business of software gaming license operations and during the year ended December 31, 2004 the Company's intention was to internally develop gaming software and market the software or to acquire a gaming software license to market and sub-license the software.

          Commencing January 1, 2004, the Company is in the development stage.

          These consolidated financial statements have been prepared on a going concern basis. Since inception of the development stage, January 1, 2004 to December 31, 2004, the Company has yet to achieve profitable operations, has accumulated a total deficit of $2,100,818 and as at December 31, 2004 has a working capital deficiency of $155,419. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

          The Company anticipates that additional funding will be in the form of equity financing from the sale of common shares. The Company may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

Note 2    Summary of Significant Accounting Policies
          ------------------------------------------

          The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results may vary from these estimates.

          The consolidated financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:


                                   - F - 24 -

LegalPlay Entertainment Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(U.S. dollars)


Note 2    Summary of Significant Accounting Policies - (cont'd)
          ------------------------------------------

          a)   Principles of Consolidation
               ---------------------------

               These consolidated financial statements include the accounts of LegalPlay Entertainment Inc. and its wholly-owned subsidiaries, Casino Marketing S.A. ("Casino"), a Costa Rican company, 564448 B.C. Ltd., a Canadian company and Skill Poker.com Inc. ("Skill Poker"), a Washington State, U.S.A. company. All significant inter-company balances and transactions have been eliminated.

          b)   Development Stage Company
               -------------------------

               The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7. For the purpose of providing cumulative amounts for the statements of operations and cash flows, these amounts consider only those losses for the period from January 1, 2004 to December 31, 2004, the period in which the Company has undertaken a new development stage activity.

          c)   Equipment and Amortization
               --------------------------

               Equipment is recorded at cost. Amortization is calculated using the straight-line method based on the following estimated useful lives:

                    Furniture                         -     2 years
                    Computer hardware and software    -     3 years

          d)   Impairment  of  Long-lived  Assets
               ----------------------------------

               The Company reports the impairment of long-lived assets and certain intangibles in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". Certain long-lived assets and identifiable intangibles held by the Company are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Accordingly, the impairment loss is recognized in the period it is determined.

          e)   Goodwill and Intangible Assets
               ------------------------------

               The Company has adopted the provisions of SFAS No. 142, "Goodwill and Intangible Assets". Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are annually tested for impairment. The determination of any impairment includes a comparison of the estimated future operating cash flows anticipated during the remaining life for the net carrying value of the asset as well as a comparison of the fair value to the book value of the Company or the reporting unit to which the goodwill can be attributed.

          f)   Software Development
               --------------------

               The Company applies SFAS No.86 and related interpretations in accounting for its development of computer software. During the year ended December 31, 2003, the Company capitalized web site development costs that are included in "computer software" and will be amortized over three years according to the Company's policy.


                                   - F - 25 -

LegalPlay Entertainment Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(U.S. dollars)


Note 2    Summary of Significant Accounting Policies - (cont'd)
          ------------------------------------------

          g)   Other Comprehensive Income (Loss)
               ---------------------------------

               The Company has other comprehensive income (loss) arising from foreign currency translation. Accordingly, other comprehensive income is shown as a separate component of stockholders' equity.

          h)   Basic and Diluted Loss Per Share
               --------------------------------

               The Company reports basic loss per share in accordance with SFAS No. 128, "Earnings per Share". Basic loss per share is computed using the weighted average number of common shares outstanding during the years less shares subject to repurchase. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the "if converted" method. Fully diluted amounts are not presented when the effect of the computations are anti-dilutive due to the losses incurred. These figures have been calculated giving retroactive effect for the forward stock split.

          i)   Revenue Recognition
               -------------------

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

               Recognition of revenue for each type of revenue is as follows:

               i)   Sub-license fees

                    The sub-license fee is a one-time, non-refundable fee for the right to use the poker/casino software. The Company negotiates different terms of payment for each individual license agreement sold. Typically, the revenue on each sub-license is recognized when the website goes live.

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


                                   - F - 26 -

LegalPlay Entertainment Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(U.S. dollars)


Note 2    Summary of Significant Accounting Policies - (cont'd)
          ------------------------------------------

          i)   Revenue Recognition - (cont'd)
               -------------------

               iii) Tournament fees

                    Tournament fees are charged to players who wish to enter a tournament. Depending on the type of tournament to be played, the Company will charge typically ten percent of the tournament buy in. The Company records the revenue for these tournaments on a monthly basis.

               iv)  Incidental revenue

                    Incidental revenue consists of tournament fees derived from the first month since the launch of the Skill Poker card room as well as miscellaneous income.

               v)   Other revenue

                    The revenue from banner advertising is recognized when the ads are placed on the Company's website.

          j)   Foreign Currency Translation
               ----------------------------

               The Company's operations and activities are conducted principally in Canada, hence the Canadian dollar is the functional currency, which is translated into U.S. dollars for reporting purposes as follows:

               i) Assets and liabilities at the rate of exchange in effect as at the balance sheet date; and

               ii) Revenues and expenditures at the average rate of exchange for the year.

               Gains and losses arising from this translation of foreign currency are accounted for as other comprehensive income (loss).

          k)   Stock-based Compensation
               ------------------------

               The Company applies the intrinsic value method of accounting as prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations, in accounting for options granted to employees. As such, compensation expense is recorded on the date of the grant when the market price of the underlying stock exceeds the exercise price. SFAS 123 "Accounting for Stockbased Compensation" establishes accounting and disclosure requirements using the fair value-based method of accounting for stock-based compensation plans. As allowed by SFAS 123, the Company elected to continue to apply the intrinsic value-based method of accounting described above and have adopted the disclosure requirements of SFAS 123.

               The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options granted to employees, and accordingly, compensation expense of $Nil (2003 - $1,300) was recognized as wage expense. Had compensation expense been determined as provided in SFAS 123 using the BlackScholes option-pricing model, the pro-forma effect on the Company's net loss and loss per share amounts would have been as follows:


                                   - F - 27 -

LegalPlay Entertainment Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(U.S. dollars)


Note 2    Summary of Significant Accounting Policies - (cont'd)
          ------------------------------------------

          k)   Stock  Based  Compensation  -  (cont'd)
               --------------------------

                                                                       2004        2003
                                                                    ----------  ----------
               Net loss, as reported                                $(795,364)  $(607,630)

               Add: Stock-based employee compensation expense
               under intrinsic value method, included in reporting
               net income, net of related tax effects                       -       1,300

               Deduct: Total stock-based compensation expense
               determined under fair value based method for all
               awards, net of related tax effects                     (49,506)    (14,227)
                                                                    ----------  ----------

               Pro-forma net loss                                   $(844,870)  $(620,557)
                                                                    ==========  ==========

               Pro-forma net loss per share                         $   (0.03)  $   (0.03)
                                                                    ==========  ==========

               The fair value of each option grant is calculated using the following weighted average assumptions:

                                                                       2004        2003
                                                                    ----------  ----------
               Expected life (years)                                         2          1
               Risk free interest rate                                    4.00%      4.00%
               Expected volatility                                      182.57%    143.77%
               Expected dividend yield                                     0.0%       0.0%

               The Black-Scholes option pricing model requires the input of highly subjective assumptions including the expected price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate and therefore the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of the Company's share purchase options.

               The compensation charge associated with options granted to consultants in the amount of $4,460 (2003: $10,500) is included in consulting expense for the year ended December 31, 2004.

          l)   Recent accounting pronouncements
               --------------------------------

               In December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must


                                   - F - 28 -

LegalPlay Entertainment Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(U.S. dollars)


Note 2    Summary of Significant Accounting Policies - (cont'd)
          ------------------------------------------

          l)   Recent accounting pronouncements - (cont'd)
               --------------------------------

               apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

               In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award
               - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

Note 3    Financial Instruments
          ---------------------

          i)   Fair  Value

               The carrying value of the Company's financial instruments, consisting of cash, amounts receivable, accounts payable and accrued liabilities and notes payable approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

          ii)  Interest Rate Risk

               The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary current assets and current liabilities.


                                   - F - 29 -

LegalPlay Entertainment Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(U.S. dollars)


Note 3    Financial Instruments - (cont'd)
          ---------------------

          iii) Foreign Currency Risk

               The Company translates the results of foreign operations into US currency using rates approximating the weighted average exchange rate for the year. The exchange rate may vary from time to time. This risk is minimized to the extent foreign capital expansions are financed in foreign dollars.

          iv)  Credit Risk

               The Company is exposed to credit risk with respect to its amounts receivable. The Company follows a program of credit evaluations of customers and licencees and limits the amount of credit extended when deemed necessary. The Company maintains provisions for potential credit losses and any such losses to date have been within management's expectations.

Note 4    Amounts Receivable
          ------------------

          Amounts receivable at December 31, 2004 includes $44,445 with respect to the cash and common share settlement dated April 25, 2005 between the Company and Ala Corp. ("ALA") regarding the dispute over the URL/domain name and trademark (Note 6(a)).

          Amounts receivable at December 31, 2004 also includes $Nil (2003 - $591,048) receivable from Antico Holdings S.A. ("Antico"), a corporation that also collects royalties, commissions and fees from various licensees and customers of the Company (Note 6(f)).

          The master license receivable was due at $6,000 per month, without interest, commencing in 2001 over a two-year period. Ten payments totalling $60,000 were received during the year ended December 31, 2002. The master licensee halted the payments until the domain name dispute was settled and the long-term receivable has been discounted to reflect the maturity date. As at December 31, 2003, the entire accounts receivable of $591,048 was allowed for.

          On April 25, 2005, the Company and Antico reached an agreement to permanently waive the $591,048 owing to the Company, as a 'set-off' against Antico's claim for damages which were a result of the Company's loss of the URL.

Note 5    Equipment
          ---------

                                                Accumulated
                                       Cost    Amortization     Net
                                               -------------  --------
          Furniture                  $      -  $           -  $      -
          Computer hardware                 -              -         -
          Computer software                 -              -         -
                                     --------  -------------  --------

          Balance, December 31 2004  $      -  $           -  $      -
                                     ========  =============  ========

          Furniture                  $  3,471  $       2,774  $    697
          Computer hardware           100,581         57,374    43,207
          Computer software           283,768        123,788   159,980
                                     --------  -------------  --------

          Balance, December 31 2003  $387,820  $     183,936  $203,884
                                     ========  =============  ========


                                   - F - 30 -

LegalPlay Entertainment Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(U.S. dollars)


Note 5    Equipment - (cont'd)
          ---------

          During the year ended December 31, 2004, certain of the furniture and computer software was disposed of for proceeds of $5,458 resulting in a loss of $8,688. In addition, the remainder of the equipment and computer hardware and software was disposed of for no proceeds and consequently the Company recorded a further loss on disposal of $111,418.

Note 6    Intangible Assets and License Agreements
          ----------------------------------------

          a) Pursuant to an agreement dated July 16, 1999, the Company acquired for $225,000 the exclusive marketing and licensing rights to the Poker.com domain from Uninet Technologies Inc. ("Uninet"). A prior CEO of the Company was also a director of Uninet. The Company was obliged to pay a 4% royalty of any gross revenue including marketing revenues from the casino site to ALA, the owner of the domain. The license would revert to ALA if the
               Company:

               i)   fails to perform or defaults on the agreement;
               ii) causes the owner of the domain to be in violation of any law; or
               iii) becomes insolvent.

               Due to the uncertainty surrounding a dispute with ALA over the Poker.com URL/domain name, management decided to write-down the carrying value of these rights to a nominal amount of $1 in the year ended December 31, 2002.

               On April 25, 2005, the Company reached a settlement with ALA. As a result of an Assignment Agreement that the Company entered into with Uninet on December 29, 2004, assigning 90% of any settlement to Uninet, the Company received a cash settlement of $42,195 and 250,000 of its previously issued common shares. The Company assigned this 90% to Uninet to compensate Uninet for their advancing funds to prosecute the action. As at December 31, 2004, $44,445 has been included with amounts receivable to recognize the settlement.

          b) Pursuant to an agreement dated October 27, 2001, Casino acquired for $50,000 the exclusive marketing and licensing rights to the Poker.cc domain, which was to expire on October 1, 2051.

               As part of the agreement Casino agreed to sell an exclusive worldwide sub-license to use the URL, Poker.cc, for the sole purposes of operating a poker card room and marketing the Poker.cc cardroom. The price of the sub-license was $50,000 and all parties agreed to exchange the rights to the poker.cc domain as consideration for the sub-license. Under the terms of the sub-license, a royalty fee of 60% of the rake earned from the Poker.cc cardroom was to be paid to Casino.

               In November 2003, as a result of the Company's primary focus on the operation of the patent pending Skill Poker system, the agreement was amended such that in consideration for the domain name Poker.cc, the sub-licensee would accept a Skill Poker sub license. Poker.cc would pay 30% of its gross tournament fees to the Company as a royalty.

               During the year ended December 31, 2004, the carrying value was written down by $49,999 to a nominal amount of $1. Subsequent to December 31, 2004, the URL, Poker.cc, was transferred back to the vendor.

          c) On February 12, 2003, the Company entered into an Asset Purchase and Assignment Agreement between the Company, its wholly owned subsidiary, Skill Poker and Blue Diamond International Inc. ("Blue Diamond") of Switzerland for the acquisition of certain inventions in connection with a patent application for a method of determining skill in a tournament setting and several Internet domain names in connection with the same.


                                   - F - 31 -

LegalPlay Entertainment Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(U.S. dollars)


Note 6    Intangible Assets and License Agreements  -  (cont'd)
          ----------------------------------------

          c)   - (cont'd)

               The Company, in consideration for the exchange of the assets acquired, paid Blue Diamond $50,000 cash and issued 3,000,000 common shares in the capital stock of the Company (based on the closing market price of $0.035 on the date of issue) for a total cost of $105,000.

               In addition, Blue Diamond was to receive the greater of $3,500 per month or 4% of the gross revenue received by the Company from operating games using the technology of the provisional patent. In the event that the technology is further licensed by the Company to a third party, Blue Diamond will also receive 20% of any initial license fee and 4% of the gross revenue of any such licensee.

               In March 2004, the parties entered into an Addendum to the original Asset Purchase and Assignment Agreement, whereby they agreed to amend and defer the minimum monthly payment from SkillPoker to Blue Diamond from $3,500 to $2,500 per month, for a period of six months commencing on March 1, 2004. In consideration for the reduction of the monthly payment, the Company agreed to pay Blue Diamond $6,000 in common stock which is included in accounts payable and accrued liabilities at December 31, 2004.

               During the year ended December 31, 2004, the carrying value was written down by $154,999 to a nominal amount of $1. Subsequent to December 31, 2004, the patents were assigned back to the vendor.

          d) On March 31, 2003, the Company entered into a Master License Agreement with Pokersoft Corporation A.V.V. ("Pokersoft") for the purpose of the exclusive development of the Skill Poker system based on Pokersoft's patent pending technology.

               The Company agreed to pay Pokersoft an initial license fee of $30,000 (paid) and issue 3,000,000 shares in its' common stock (issued) to Pokersoft (based on the closing market price of $0.018 on the date of issue) for a total cost of $84,000. Pokersoft would receive the greater of $3,000 per month or a royalty payment of 15% of the gross revenue received by the Company from operating games using the patent pending technology. The development cost of the system will be paid in addition to the above.

               On June 15, 2004, PokerSoft terminated the License Agreement due to the lack of payment of an outstanding invoice.

          e) Pursuant to an agreement dated February 15, 2002, the Company purchased the unlimited right to use, distribute or sublicense Transnet International S.A.'s ("Transnet") poker software. The Company was required to:

               i)   pay $30,000 (paid);

               ii) issue 240,000 (80,000 pre-split) shares of the Company (unissued). These shares were deemed to be issued at $0.135 ($0.406 pre-split) each, the last traded price on February 15, 2001; and

               iii) pay continuing license fees as agreed of sub-licensees'
                    monthly rate.

               The Company was also required to pay Transnet for additional sub-licenses at an agreed-upon amount.


                                   - F - 32 -

LegalPlay Entertainment Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(U.S. dollars)


Note 6    Intangible Assets and License Agreements  -  (cont'd)
          ----------------------------------------

          e)   - (cont'd)

               On July 29, 2003, Transnet sent an account settlement letter that all business between Casino and Transnet has been finalized except for the royalty payment of $8,169, which is included in accounts payable and accrued liabilities at December 31, 2004 and 2003.

          f) Pursuant to a Definitive Master License Ageeement ("Agreement") dated July 31, 2001, the Company purchased:

               i) a non-exclusive, non-transferable license to use the software only in connection with the business and to transmit the client software directly or assign the rights to use the software to Antico (a sub-licensee of the Company) only in object code form to end users by means of Electronic Distribution;

               ii) a non-exclusive, non-transferable license to sell to third parties sub-license and/or a Master license; and

               iii) a non-exclusive, non-transferable license to use and to grant to end users the right to use the client software in object code form, only while connected to a server on which the server component of the software is installed.

               Consideration was cash upon signing of the agreement and royalty fees, based on net house winnings generated by Master Licensee of the royalties earned from its sub-licensees for the entire term of the Agreement.

               On April 8, 2003, the Company delivered notice of termination in relation to a Software Master License Agreement executed on July 31, 2001. In accordance with the terms and conditions of the license, there was no expense relating to the termination. The Company was no longer required to pay monthly maintenance fees and therefore, discontinued the casino software operations in June 2003.

          g) On October 25, 2003, the Company entered into an agreement with Richmedia Technology Inc. ("Richmedia") to acquire the source code, software application, databases and all other assets in relation to a system of horse handicapping, result prediction and race data management.

               In consideration for the acquired assets, the Company paid Richmedia $20,000 in total. The Company is the sole owner of the proprietary technology and will not be required to pay any ongoing royalties to any parties.

               During the year ended December 31, 2004, the Company abandoned this technology.


                                   - F - 33 -

LegalPlay Entertainment Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(U.S. dollars)


Note 7    Notes Payable
          -------------

          Notes payable are comprised of the following:

                                                            2004    2003
                                                           -------  -----
          Payable to a former officer of the Company;
          unsecured, non-interest bearing and no specific
          terms of repayment                               $22,131  $   -

          Payable to an officer of a company related by
          virtue of significant shareholdings; unsecured,
          bears interest at a rate of 10% per annum; due
          March 1, 2005 and July 30, 2005                    6,911      -
                                                           -------  -----

                                                           $29,042  $   -
                                                           =======  =====

          During the year ended December 31, 2004, the Company wrote-off $16,776 in notes payable due to a former officer of the Company. The note payable to the officer of the Company was paid subsequent to December 31, 2004.

Note 8    Stockholders' Equity - Notes 2(j), 6 and 15
          --------------------

          a) On August 16, 2001 the Company split its stock on a three-for-one basis.

          b) On February 21, 2003, the Company issued 3,000,000 shares of common stock to Blue Diamond for the acquisition of a provisional patent application on a system of playing poker online known as Skill Poker (based on the closing market price of $0.035 on the date of issue for a total of $105,000).

          c) On April 14, 2003, the Company issued 3,000,000 shares of common stock to Pokersoft for the acquisition of a software master license, which will incorporate the patent pending Skill Poker system (based on the closing market price of $0.018 on the date of issue for a total of $54,000).

          d) On June 13, 2003, the Company issued 2,250,000 shares of common stock for consulting services, which were valued at $50,125 (based on the closing market price on the date the agreement was signed). The Company has recorded such amount in the statement of operations.

          e)   Stock options

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


                                   - F - 34 -

LegalPlay Entertainment Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(U.S. dollars)


Note 8    Stockholders' Equity - Notes 2(j), 6 and 15 - (cont'd)
          --------------------

          e)   Stock Options - (cont'd)

               The following table summarizes the Company's stock option activity for the years ended December 31, 2004 and 2003, all of which were fully vested:

                                                        Exercise   Weighted
                                                          Price     Average
                                            Number of      Per     Exercise
                                             Options     Option      Price
               Balance, December 31, 2002     510,000   $    0.02  $    0.02
                 Granted                    1,180,000   $    0.02  $    0.02
                 Exercised                   (600,000)  $    0.02  $    0.02
                 Cancelled                   (130,000)  $    0.02  $    0.02
                                           -----------  ---------  ---------

               Balance, December 31 2003      960,000   $    0.02  $    0.02
                 Granted                      605,000   $    0.11  $    0.11
                 Exercised                    (50,000)  $    0.02  $    0.02
                 Expired                     (400,000)  $    0.02  $    0.02
                 Cancelled                 (1,115,000)  $    0.07  $    0.07
                                           -----------

               Balance, December 31 2004            -   $       -  $       -
                                           ===========

               On January 6, 2004, the Company granted 605,000 options under the terms of the 1998 Combined Incentive and Nonqualified stock option plan to employees, officers and directors. These stock options have no vesting provision, with the exercise price at $0.11 and will expire in two years from the date of issue. On the date of the grant, the market price of the stock was equal to the exercise price. On December 30, 2004, the Company's Board of Directors resolved to cancel all options previously granted to employees, contractors, officers and directors.

          f) On January 15, 2004, the Company issued 50,000 common shares at $0.02 per share pursuant to the exercise of stock options.

          g) As of December 29, 2004, the Company was in debt to Uninet Technologies Inc. ("Uninet") for the payment of their legal fees, advanced by Uninet, related to their joint claim against Ala Corp., the owner of the Poker.com URL/domain name.

               On December 29, 2004, Uninet agreed to accept common shares in settlement of the debt owing to them. The Company's Board of Directors resolved to settle the debt owed to Uninet by issuing 7,000,000 common shares of the Company at the agreed upon price of $0.01 per share.

          h) On December 29, 2004, the Company's Board of Directors resolved to issue 100,000 common shares, at an exchange price per common share of $0.01 to the President of the Company for accepting the position of Director and President of the Company.


                                   - F - 35 -

LegalPlay Entertainment Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(U.S. dollars)


Note 9    Related Party Transactions - Notes 6 and 7
          --------------------------

          The Company incurred the following amounts with directors of the Company and a former officer of the Company:

                                                               January 1,
                                                               2004 (Date
                                                              of Inception
                                                                 of the
                                                               Development
                                                                Stage) to
                                                              December 31,
                                             2004     2003        2004
            Management and consultant fees  $58,678  $65,105  $      58,678
            Wages                             1,000        -          1,000

                                            $59,678  $65,105  $      59,678
                                            =======  =======  =============

          These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

          At December 31, 2004, accounts payable and accrued liabilities includes $16,836 (2003: $2,307) payable to a director of the Company and a former officer of the Company.

          During the year ended December 31, 2004, the Company issued 100,000 common shares at $0.01 to a director of the Company for services.

Note 10   Income Taxes
          ------------

          The Company's operating losses for Canadian income tax purposes are approximately $3,058,000 (2003 - $2,660,000), which may be carried forward to apply against future income for Canadian tax purposes. Of this amount, approximately $2,738,000 (2003: $2,484,000) may be carried forward to apply against future income for U.S. tax purposes.

          Losses for U.S. tax purposes may be carried forward for up to 20 years and begin to expire in 2017.

          Expiry of the losses for Canadian income tax purposes is as follows:

                    Years of Expiry         Amount
                    ---------------       ----------
                         2005             $  150,000
                         2006                392,000
                         2007                176,000
                         2008                498,000
                         2009                682,000
                         2010                762,000
                         2011                398,000
                                          ----------

                                          $3,058,000
                                          ==========


                                   - F - 36 -

LegalPlay Entertainment Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(U.S. dollars)


Note 10   Income Taxes - (cont'd)
          ------------

          At December 31, 2004, the significant components of the Company's future income tax assets are as follows:

                                                           Total
                                                        ------------
          Deferred Tax Assets
            Non-capital losses carryforward             $ 1,040,000
            Valuation allowance for deferred tax asset   (1,040,000)
                                                        ------------

                                                        $         -
                                                        ============

          The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 11   Bad Debt Expense
          ----------------

          As at December 31, 2003, accounts receivable are net of an allowance for bad debts of $616,025. Of the total sales for the year, the Company recognized bad debt expense of $151,878 deemed uncollectible by management. These amounts are included in the results of discontinued operations (Note 13).

Note 12   Non-cash Transactions
          ---------------------

          Investing and financing activities that do not have a direct impact on current cash flows are excluded from the cash flow statements.

          During the year ended December 31, 2004, the Company:

          - issued 100,000 common shares at a value of $1,000 to an officer of the Company for services;

          - issued 7,000,000 common shares at $0.01 per share pursuant to a debt settlement agreement for $70,000.

          During the year ended December 31, 2003, the Company:

          - issued 6,000,000 common shares at a value of $159,000 pursuant to agreements for purchase of software and intangible assets;

          - issued 2,250,000 common shares at a value of $50,125 for consulting services.

          -    the Company reversed a subscription received of $32,480.

          These transactions were excluded from the statement of cash flows.


                                   - F - 37 -

LegalPlay Entertainment Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(U.S. dollars)


Note 13   Discontinued Operations
          -----------------------

          During the year ended December 31, 2003, the Company received notice from each of their sub-licensees that they would be discontinuing their software gaming licenses. As such, the Company did not expect any further revenue from software gaming licensing in relation to these respective customers. Management is of the opinion that the discontinuation of the previous licensees reflected the revised strategy to operate only within the confines of U.S. gaming laws. Given the mandate of the Company at that time to operate legal online gaming sites and in view of the potential passing of new legislation in the US Senate and Congress, the Company abandoned its software gaming license operations and presented these results on the financial statements as discontinued operations.

          Discontinued operations consisted of the entire operations of the Company's wholly-owned subsidiary, Casino Marketing S.A. as well as the former operations of the Company related to banner advertising and marketing. As at December 31, 2003, the assets and liabilities of these segments consisted only of cash and accounts receivable of $33,690 and accounts payable and accrued liabilities of $8,169.

          The previously reported financial statements for the year ended December 31, 2003 have been reclassified to disclose discontinued operations.

                                               2004      2003
                                               -----  ----------
          Revenue                              $   -  $1,136,970
                                               =====  ==========

          Income from operations               $   -  $   24,678
          Gain on disposal                         -     184,648
                                               -----  ----------

          Income from discontinued operations  $   -  $  209,326
                                               =====  ==========

Note 14   Segmented Information
          ---------------------

          The majority of the Company's revenues during the year ended December 31, 2003 from discontinued operations are derived from a foreign country. The Company's computer hardware was located in a foreign country. During the year ended December 31, 2003, the two sub-licences contributed 0% and 85%, respectively, of the total revenues from foreign countries.

Note 15   Subsequent Events - Notes 4 and 7
          -----------------

          On July 15, 2005, the Company issued 900,000 common shares at $0.01 per share to the directors of the Company, as settlement for outstanding director's fees totaling $9,000.


                                   - F - 38 -

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 8th 2005 we advised our principal independent accountant, Pannell Kerr Forster Chartered Accountants that they were dismissed as the Company's auditors. We hired the accounting firm Amisano Hanson Chartered Accountants as their replacement.

Our decision to change accountants was recommended and approved by the Board of Directors in a resolution dated February 8th 2005. This decision had nothing to do with the performance of the former accountants services. Pannell Kerr Forster's report in the 2002 and 2003 financial statements did not contain any adverse opinion or disclaimer of opinion, nor were the statements modified as to uncertainty, audit scope, or accounting principles.

We did not have any disagreements with Pannell Kerr Forster, either resolved or unresolved from our inception in May 3, 1989 through to the last audited financial statements in December 31, 2003 nor during the interim period from January 1 2004 to September 30, 2004. The Company and Pannell Kerr Forster did not disagree on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Pannell Kerr Forster's satisfaction, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report.

We have given Pannell Kerr Forster authorization to fully respond to the inquiries of our new accountants, Amisano Hanson, concerning the previous financial statements audited by Pannell Kerr Forster. There were no limitations placed upon Pannell Kerr Forster, whatsoever.

The fiscal year ending December 31 2004 has been audited by Amisano Hanson. The fiscal years ending December 31 2003, 2002, 2001 and 2000 has been audited by Pannell Kerr Forster.


ITEM 8A   CONTROLS AND PROCEDURES

(i) We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2004.

(ii) Management has disclosed, based on the Company's most recent valuation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

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

(iii) There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.


ITEM 8B.  OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K, during the fourth quarter of the year covered by this Form 10-KSB, which has not already been reported.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

               --------------------------------------------------
               NAME                 AGE  TITLE
               Cecil Morris          73  Director / President
               -------------------  ---  ------------------------
               John Page             75  Director
               -------------------  ---  ------------------------
               Mark Glusing(1)       34  President and Acting CFO
               -------------------  ---  ------------------------
               Keith Andrews(2)      48  Director
               -------------------  ---  ------------------------
               Gregory Cathcart(3)   33  Director / President
               --------------------------------------------------

               (1) Mark Glusing resigned as an officer of LegalPlay Entertainment Inc. on December 29, 2004
               (2) Keith Andrews resigned as a director of LegalPlay Entertainment Inc. on January 7, 2005
               (3) Gregory Cathcart resigned as a director and officer of LegalPlay Entertainment Inc. on February 22, 2005

BACKGROUND OF OFFICERS AND DIRECTORS

Cecil Morris
------------
Cecil Morris is a retired, freelance business consultant based in Cape Town, South Africa with expertise in software programming and electronics development. Mr. Morris assisted a number of technology companies based in South Africa and internationally during his career and has served as a board member with us since September 10, 2000. On February 22nd 2005, Mr. Morris was elected as President of the Company.

John Page
---------
Mr. John Page has had extensive business experience in South Africa for the past 45 years. Before retiring in 2002, he operated his own business enterprises. Mr. Page has Board experience as a result of being on the Board of Directors for an international company.

Mark Glusing
------------
Mr. Mark Glusing was the President and acting CFO. Mr. Glusing has a strong background in international business management and finance and previously was a director and the Chief Operating Officer of Immune Network Ltd., a publicly traded biotech company, and is a former director of BC Research Inc., a technology incubator based in Vancouver. Mr. Glusing is a past director of publicly traded Pan Asia Communications Inc. and 649.com Inc.

Keith Andrews
-------------
Mr. Keith Andrews was a member of the board of directors from September 15, 2001 to January 7th 2005. He was previously the Vice President of Strategic Alliances for VERB Exchange; a Vancouver based unified communications company. Mr. Andrews ran his own successful consulting firm for 10 years providing services, strategies and contract negotiating skills to major corporations. He has worked with AT&T, Spectra Group, IMG, and Keg restaurants. Mr. Andrews has been responsible for major sponsorship and alliance negotiations involving firms such as Molson Breweries, Labatt's, Nike, Coca Cola, Pepsi, JBL, BOSE, and major sports affinity associations. Mr. Andrews provides leadership and vision in identifying marketing synergies and execution plans that bring value and new opportunities to our business model.

Gregory Cathcart
----------------
Mr. Gregory Cathcart has management experience as part of a Canadian national operation. For the past four years, Mr. Cathcart has been involved in Internet software operations.

There are no family relationships among our directors or executive officers.

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

                                             SUMMARY COMPENSATION TABLE

                                                                      LONG TERM COMPENSATION
                                                              --------------------------------------
                              ANNUAL COMPENSATION                       AWARDS              PAYOUTS
                   -----------------------------------------  ----------------------------  --------
       (A)             (B)        (C)      (D)       (E)          (F)            (G)          (H)          (I)
-----------------  -----------  --------  ------  ----------  ------------  --------------  --------  --------------
    NAME AND          YEAR       SALARY   BONUS     OTHER      RESTRICTED     SECURITIES                ALL OTHER
    PRINCIPAL                     ($)      ($)      ANNUAL       STOCK        UNDERLYING      LTIP     COMPENSATION
    POSITION                                       COMPEN-       AWARDS      OPTIONS/SARS   PAYOUTS        ($)
                                                  SATION ($)                     (#)          ($)
-----------------  -----------  --------  ------  ----------  ------------  --------------  --------  --------------
M. Jackson          12/31/2002                                                                        $      146,158
Former Pres.,
CEO, Secretary
and Director (1)
-----------------  -----------  --------  ------  ----------  ------------  --------------  --------  --------------
Christa Taylor      12/31/2002  $ 45,265
Former Pres.,
CFO, Secretary
and Director (1)
-----------------  -----------  --------  ------  ----------  ------------  --------------  --------  --------------
Mark Glusing        12/31/2002  $  3,945
Former Pres. and    12/31/2003  $ 86,427                      $     15,750  $      300,000
A/CFO (3)           12/31/2004  $ 46,678                      $      1,110               -
-----------------  -----------  --------  ------  ----------  ------------  --------------  --------  --------------
Gregory Cathcart    12/31/2004                                $      1,000
Former Pres.,
Director (4)
-----------------  -----------  --------  ------  ----------  ------------  --------------  --------  --------------
Cecil Morris,       12/31/2002         -
President and       12/31/2003  $ 24,000
Director (5)        12/31/2004  $  6,000
--------------------------------------------------------------------------------------------------------------------

(1) Mr. Jackson was appointed CEO, Secretary and elected to the Board of Directors on July 16, 1999. He resigned as Secretary in November 2, 2000 and maintained the offices of President and CEO in addition to his position on the Board of Directors. In September 2001, Mr. Jackson resigned as CEO and as a director. On the resignation of Ms. Taylor in November 2002, Mr. Jackson was again appointed to the offices of President and CEO. He resigned on December 13, 2002 on the appointment of Mr. Glusing as President. All other compensation paid was to a company wholly owned by Mr. Jackson and was for management services.

(2) Ms. Taylor was initially appointed as our CFO and Secretary in November 2000. She was appointed to the Board of Directors on the 2nd of November, 2000. In September 2001, Ms. Taylor resigned as CFO and director and was reappointed CFO and also as the President. In November 2002, Ms. Taylor resigned as President and CFO.

(3) Mr. Glusing was appointed President on December 13, 2002. He resigned his position as President on December 29th 2004.

(4) Mr. Cathcart was appointed as Director and President on December 29th 2004. He resigned as Director and President on February 22nd 2005.

(5) Mr. Morris was appointed as a Director on September 10, 2000. On February 22nd 2005, Mr. Morris was elected as President of the Company.

OPTIONS/SAR GRANTS

The following table sets forth information with respect to grant the stock appreciation rights by the Company to executive officers during the year 2004.

-------------------------------------------------------------------------------------
                        OPTION/SAR GRANTS IN LAST FISCAL YEAR
-------------------------------------------------------------------------------------
                  NUMBER OF    PERCENT OF TOTAL
                 SECURITIES      OPTIONS/SARS
     NAME        UNDERLYING       GRANTED TO      EXERCISE OR BASE   EXPIRATION DATE
                OPTIONS/SARS     EMPLOYEES IN       PRICE ($/SH)
                 GRANTED (#)      FISCAL YEAR
--------------  -------------  -----------------  -----------------  ----------------
     (A)             (B)              (C)                (D)               (E)
--------------  -------------  -----------------  -----------------  ----------------
Mark Glusing         NIL              NIL                NIL               N/A
--------------  -------------  -----------------  -----------------  ----------------
Keith Andrews        NIL              NIL                NIL               N/A
--------------  -------------  -----------------  -----------------  ----------------
Cecil Morris         NIL              NIL                NIL               N/A
-------------------------------------------------------------------------------------

NOTE: On December 30th 2004, the Board of Directors resolved to cancel all previously issued options.

LONG-TERM INCENTIVE PLAN AWARDS

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, stock price or any other measure.

COMPENSATION OF DIRECTORS

There are standard arrangements pursuant to which our directors are compensated for services provided as director. We paid the amount of $12,000 (2003 :
$24,000) to our directors for committee participation or special assignments.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial shareholdings of those persons or entities who beneficially hold five percent or more of our common stock as of August 29, 2005 with the computation being based upon 34,075,000 shares of common stock being outstanding.

----------------------------------------------------------------------------------------------
NAME AND ADDRESS                     NUMBER OF SHARES BENEFICIALLY OWNED  PERCENTAGE OF CLASS
-----------------------------------  -----------------------------------  --------------------
CEDE & Co.                                       18,636,009                      54.69%
P.O. Box 222, Bowling Green Station
New York, NY 10274
-----------------------------------  -----------------------------------  --------------------
Liz Bryce                                         2,403,400                       7.05%
Bayview Place"Crosbies, St. Johns,
AG
-----------------------------------  -----------------------------------  --------------------
PokerSoft Corporation A.V.V.                      3,000,000                       8.80%
7 Abraham de Veerstraat
Curacao, Netherlands Antilles
-----------------------------------  -----------------------------------  --------------------
Uninet Technologies Inc.                          7,000,000                      20.54%
Suite 212, 1166 Alberni Street
Vancouver, BC V6E 3Z3
----------------------------------------------------------------------------------------------

1 As of December 31st 2004, Liz Bryce owns 1,297,900 shares through her company ALA Corp and collectively, with her parents, owns 2,403,400 shares or 7.05% of the issued shares of the Company. As part of the Settlement Agreement entered into between the Company and Ala Corp. on April 25th 2005, Liz Bryce and her parents agreed to transfer their shareholdings in LegalPlay Entertainment Inc. to the Company and Uninet Technologies Inc.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth the shareholdings of our directors and executive officers as of August 29, 2005 based upon nil shares of common stock being outstanding:

---------------------------------------------------------------------------------------------
NAME AND ADDRESS                    NUMBER OF SHARES BENEFICIALLY OWNED  PERCENTAGE OF CLASS
----------------------------------  -----------------------------------  --------------------
Cecil Morris                                      650,000                        1.90%
P.O. Box 1677
Plettenberg Bay, South Africa 6600
----------------------------------  -----------------------------------  --------------------
John Page                                         250,000                        0.07%
22 Upington Street
Villiersdorp, South Africa 6848
---------------------------------------------------------------------------------------------

CHANGES IN CONTROL

To the knowledge of management, there are no present arrangements or pledges of the Company securities, which may result in a change of control of the Company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATORY PLANS

The following table includes information as of December 31, 2004 for all compensatory plans previously approved by our security holders and all compensatory plans not previously approved by our security holders.

-----------------------------------------------------------------------------------------------------
                                 EQUITY COMPENSATION PLAN INFORMATION
-----------------------------------------------------------------------------------------------------
                       NUMBER OF SECURITIES    WEIGHTED-AVERAGE     NUMBER OF SECURITIES REMAINING
                         TO BE ISSUED UPON    EXERCISE PRICE OF      AVAILABLE FOR FUTURE ISSUANCE
                            EXERCISE OF          OUTSTANDING        UNDER EQUITY COMPENSATION PLANS
                       OUTSTANDING OPTIONS,   OPTIONS, WARRANTS   (EXCLUDING SECURITIES REFLECTED IN
                        WARRANTS AND RIGHTS       AND RIGHTS                  COLUMN (A))
---------------------  ---------------------  ------------------  -----------------------------------
    PLAN CATEGORY               (A)                  (B)                          (C)
---------------------  ---------------------  ------------------  -----------------------------------
Equity compensation             NIL                  NIL                          N/A
plans approved by
security holders
---------------------  ---------------------  ------------------  -----------------------------------
Equity compensation             NIL                  NIL                          N/A
plans not approved by
security holders
---------------------  ---------------------  ------------------  -----------------------------------
TOTAL                           NIL                  NIL                          N/A
-----------------------------------------------------------------------------------------------------

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


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN BUSINESS RELATIONSHIPS

In July 1999, we entered into an agreement with Uninet Technologies Inc. ("Uninet") for the sub-license of the URL www.poker.com. At that time, Michael Jackson was our CEO, Secretary and Director and also a principal and director of Uninet. We paid directly to Michael Jackson 750,000(1) shares of our common stock as a finder's fee in connection with entering into the sub-license agreement with Uninet of which half was paid to another director.

We were aware that Uninet entered into the initial license agreement with Ala Corp. on the basis that we would immediately enter into a sub-license agreement with Uninet. At the time the agreement between Ala Corp. and Uninet was entered into, Liz Bryce, Ala Corp's principal, owned indirectly 547,9001 shares, or 2.1%, of our common stock and together with her parents owned 1,653,4001 shares or 6.34% of our common stock. Ala Corp. received a further 750,0001 shares on the transactions with Uninet and us to bring the total number of shares owned by Liz Bryce, through Ala Corp. to be 1,297,900 shares or, at that time, 4.98% of our issued and outstanding common stock. With her parents and through Ala Corp. Ms. Bryce owned 2,403,400 shares or 9.23% of our issued and outstanding common stock at the time of the initial license between Ala Corp. and Uninet and the sub-license to us.

In addition to the share consideration paid to Mr. Jackson and to Ms. Bryce's company, we are obligated to pay a royalty to Ala Corp. in the amount of 4% of our gross revenue. In 2004, we paid Ala Corp. $Nil (2003 - $NIL; 2002 - 89,140; 2001 -$96,328; 2000 - $32,194; 1999 - $8,000).

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K were filed during the last quarter of year 2004 and the first two quarters of 2005.

(A)       EXHIBITS

EXHIBIT NUMBER  DESCRIPTION
     2.1*       On November 12th 2004, we filed an 8K announcing an Agreement with Uninet Technologies
                Inc.
     2.2*       On December 30th 2004, we filed an 8K announcing the resignation of Mark Glusing as
                President and the appointment of Gregory Cathcart as Director and President.
     2.3*       On January 18th 2005, we filed an 8K accepting the resignation of Keith Andrews as a
                Director.
     2.4*       On February 16th 2005, we filed an 8K announcing the termination of our auditors, Pannell
                Kerr Forster and the appointment of Amisano Hanson Chartered Accountants as their replacement.
     2.5*       On March 10th 2005, we filed an 8K to announce the resignation of Gregory Cathcart as
                President, the appointment of Cecil Morris as President and the appointment of John Page as Director of the Company.
     2.6*       On July 11th 2005, we filed an 8K regarding a US$10,000 Promissory Note.
     2.7*       On July 18th 2005, we filed an 8K announcing 900,000 shares for debt issued at $0.01.
     2.8*       On August 10th 2005, we filed an 8K announcing a Settlement Agreement reached with
                Communication Services Inc. and Ala Corp.  The 8K further announced a Promissory Note in the amount of CDN$6,000.
     31.1       Section 302 Certification - Cecil Morris
     31.2       Section 302 Certification - John Page
     32.1       Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the
                Sarbanes-Oxley act of 2002 for Cecil Morris, President and Acting Chief Financial Officer of
                the Company
     32.2       Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the
                Sarbanes-Oxley act of 2002 for John Page, Director

* Previously filed.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

1.        AUDIT FEES

In 2004, we recorded fees in respect to Pannell Kerr Forster, an Independent firm of Chartered Accountants, auditing fees of $17,084 (2003 - $13,361) related to our annual financial statements and review of financial statements included in our Form 10-QSB or 10-KSB for services that are normally provided by the accountants in connection with statutory and regulator filings or engagements for those fiscal years.

In 2004, we recorded fees in respect to Amisano Hanson, an Independent firm of Chartered Accountants, auditing fees of $20,000 related to our annual financial statements included in our Form 10-KSB for services that are normally provided by the accountants in connection with statutory and regulator filings or engagements for those fiscal years.

2.        AUDIT-RELATED FEES

There were no additional fees billed in each of the last two fiscal years for assurance and related services by the principal accountant, Pannell Kerr Forster, Chartered Accountants, or Amisano Hanson, Chartered Accountants, that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9 (e)(1) of Schedule 14A.

3.        TAX FEES

There were no additional aggregate fees billed in 2004 (2003 - $NIL) for professional services rendered by the principal accountant, Pannell Kerr Forster Chartered Accountants or Amisano Hanson, Chartered Accountants, for tax compliance, tax advice and tax planning.

4.        ALL OTHER FEES

There were no additional aggregate fees billed in each of the last two fiscal years for products and services provided by Pannell Kerr Forster Chartered Accountants or Amisano Hanson, Chartered Accountants, other than the services reported in Item 9(e)(1) through 9(e)(3) of Schedule 14A.


SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LEGALPLAY ENTERTAINMENT INC.
(Registrant)


/s/ Cecil Morris                             Date: August 29, 2005
-----------------------------------
Cecil Morris
Director, President / Secretary

In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Cecil Morris                             Date: August 29, 2005
-----------------------------------
Cecil Morris
Director, President / Secretary


/s/ John Page                                Date: August 29, 2005
-----------------------------------
John Page
Director / Treasurer