Form 10QSB
period 2005-03-31
POKER COM INC
filed 2005-08-30
CIK 1102432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  MARCH 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from________________ to ________________



                          LEGALPLAY ENTERTAINMENT INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Florida                      000-29219              98-0199508
----------------------------------   ------------------      -------------------
  (State or other jurisdiction of     (Commission File         (IRS Employer
  incorporation or organization)          Number)            Identification No.)


    Suite 201, 1166 Alberni Street                                V6E 3Z3
  Vancouver, British Columbia, Canada
----------------------------------------                   ---------------------
(Address of principal executive offices)                         (Zip Code)



       Issuer's telephone number                               (778) 863-2961
         (including area code)
                                 --------------


-----------------------------------------------         ------------------------
    (FORMER NAME, FORMER ADDRESS AND FORMER                   (ZIP CODE)
   FISCAL YEAR, IF CHANGED SINCE LAST REPORT)


--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ ]    No  [X]


          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

                                 Not applicable.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 34,075,000 COMMON SHARES AS AT AUGUST 29, 2005.


Transitional small business disclosure format:

Yes  [ ]    No  [X]

(Check one)


--------------------------------------------------------------------------------

                          LEGALPLAY ENTERTAINMENT INC.

                                   FORM 10-QSB


PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . F-5

Consolidated Statement of Operations. . . . . . . . . . . . . . . . . . . F-6

Consolidated Statement of Cash Flows. . . . . . . . . . . . . . . . . . . F-7

Consolidated Statement of Stockholders' Equity. . . . . . . . . . . . . . F-8

Notes to the Consolidated Financial Statements. . . . . . . . . . . . . .F-10

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. .  14

ITEM 3.      CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . .  16


PART II - OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . .  17

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.  18

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . .  18

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . .  18

ITEM 5.      OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . .  18

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . .  19


--------------------------------------------------------------------------------

                          LEGALPLAY ENTERTAINMENT INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2005

                             (Stated in US Dollars)

                                   (Unaudited)
                                    ---------




--------------------------------------------------------------------------------

LEGALPLAY  ENTERTAINMENT  INC.
CONSOLIDATED  BALANCE  SHEETS
(U.S. DOLLARS)


===============================================================================================
                                                                   MARCH 31,      DECEMBER 31,
                                                                      2005            2004
                                                                  (UNAUDITED)
                                                                       $               $
===============================================================================================
Assets

Current
  Cash                                                                   3,843              78
  Accounts receivable                                                      368             372
  Prepaid expenses                                                           -          17,812
===============================================================================================
Total Current Assets                                                     4,211          18,262

Property and Equipment                                                       -               -
Intangible Assets (Note 8)                                             205,001         205,001
-----------------------------------------------------------------------------------------------

Total Assets                                                           209,212         223,263
===============================================================================================

Liabilities

Current
  Accounts payable and accrued liabilities                             147,015         135,858
  Due to related party                                                  28,909          22,131
-----------------------------------------------------------------------------------------------

Total Liabilities                                                      175,924         164,900
-----------------------------------------------------------------------------------------------

Stockholders' Equity

Preferred Stock:
  Authorized: 5,000,000 shares with a par value of $0.01
  Issued and outstanding: None

Common Stock:
  Authorized: 100,000,000 shares with a par value of $0.01
  Issued and outstanding: 33,175,000 (Dec 31 2003 - 26,025,000)      1,929,080       1,929,080


Treasury Stock, at cost - 27,000 shares                                 (6,881)         (6,881)
Subscriptions Received                                                   6,000           6,000
Other Comprehensive Income                                               6,195          18,981
Retain Deficit                                                      (1,888,817)     (1,305,454)
Deficit                                                                (12,289)       (583,363)
===============================================================================================

Total Stockholders' Equity                                              33,288          58,363
-----------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                             209,212         223,263
===============================================================================================


                             SEE ACCOMPANYING NOTES
--------------------------------------------------------------------------------
                                                                        Page F-5

LEGALPLAY  ENTERTAINMENT  INC.
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(U.S.  DOLLARS)
(UNAUDITED)
===================================================================================
                                                    THREE MONTHS ENDED MARCH 31,
                                                       2005              2004
                                                   (UNAUDITED)
                                                        $                 $
===================================================================================
Revenues
    Tournament fees                                        5,000             4,352
-----------------------------------------------------------------------------------
Total Revenues                                             5,000             4,352

Cost of Good Sold                                              -            31,685
-----------------------------------------------------------------------------------
Gross Margin                                               5,000           (27,333)

Expenses
    Corporation promotion                                      -             6,006
    Depreciation and amortization                              -            22,411
    Insurance                                                  -             6,033
    Management and Consultant fees                         3,000            20,464
    Office supplies and services                           2,318            10,935
    Professional fees                                     12,303            24,164
    Rent                                                     642             4,891
    Wages                                                      -            52,422
    Foreign exchange                                        (975)
-----------------------------------------------------------------------------------
Total Expenses                                            17,289           147,326

Income (Loss) from the period before Income Tax          (12,289)         (174,659)
Income Tax
Reduction of Income Tax on Loss Carry forward
  Application                                                  -                 -

Net Income (Loss) for Year                               (12,289)         (174,659)
===================================================================================

Weighted Average Number of
Common Shares Outstanding                             33,175,000        26,056,594
Dillutive effect of options                                    -         1,115,769
-----------------------------------------------------------------------------------

Weighted Average Number of Shares
Outstanding Assuming Full Dilution                    33,175,000        27,172,363
===================================================================================

Earnings (Loss) Per Shares
Continuing operations                                      (0.00)            (0.01)
Discontinued operations                                        -                 -
===================================================================================

Fully Diluted Earnings Loss Per Shares                     (0.00)            (0.01)
===================================================================================


                             SEE ACCOMPANYING NOTES
--------------------------------------------------------------------------------
                                                                        Page F-6

LEGALPLAY  ENTERTAINMENT  INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S.  DOLLARS)

========================================================================================
                                                         THREE MONTHS ENDED MARCH 31,
                                                            2005              2004
                                                        (UNAUDITED)
                                                             $                 $
========================================================================================
Operating Activities
  Net income (loss)                                           (12,289)         (174,659)
      Adjustments to reconcile net
      income (loss) to net cash provided
      (used in) operating activities

    Items not involved cash:
      Loss from assets disposition
      Non Cash payment for service                            (12,786)            6,000
      Depreciation and amortization                                 -            22,411

    Changes in non-cash working capital
      Accounts Receivable                                           4              (660)
      Prepaid Expenses & Deposits                              17,812            (5,148)
      Accounts Payable & Accrued liabilities                   11,157           (17,602)
      Due to related party                                       (227)
      Due to non-related party                                     94
      Related to discontinued operations                            -                 -
----------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Operating Activities             3,765          (169,658)
========================================================================================

Investing Activities
    Purchase of intangible assets                                   -
    Cash Proceeds from assets disposition                           -
    Purchase of property and equipment                              -            (5,809)
----------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities                 -            (5,809)
========================================================================================

Financing Activities
    Cash Proceeds from issuance of common stock                     -             1,000
    Issue share to assigned director                                -
----------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                           -             1,000
========================================================================================

Effect of Exchange Rate Changes on Cash                             -                 -
========================================================================================

Inflow of Cash                                                  3,765          (174,467)
Cash, Beginning of Year                                            78           209,517
========================================================================================

Cash, End of Year                                               3,843            35,050
========================================================================================

Supplemental Disclosure of Non-Cash Transactions
  Reduction of subscriptions received by
    issuance of shares                                              -                 -
  Assets received for share issued


                             SEE ACCOMPANYING NOTES
--------------------------------------------------------------------------------
                                                                        Page F-7

LEGALPLAY ENTERTAINMENT INC.
(FORMERLY POKER.COM, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTH ENDED MARCH 31, 2005
(U.S. DOLLARS)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                     Accumulated
                                                                                        Other
                                                                                    Comprehensive                      Total
                            Common Stock               Treasury    Subscriptions       Income       Accumulated    Stockholders'
                               Shares       Amount      Stock        Received          (Loss)         Deficit         Equity
---------------------------------------------------------------------------------------------------------------------------------
Balance at
December 31, 2000             16,935,000  $1,469,235  $       -   $       22,480   $        4,755    (1,009,581)  $      486,889
---------------------------------------------------------------------------------------------------------------------------------
Net income                             -           -          -                -                -       375,621          375,621
Foreign currency
translation adjustment                 -           -          -                -           13,629             -           13,629
---------------------------------------------------------------------------------------------------------------------------------
Total comprehensive
income                                 -           -          -                -           13,629       375,621          389,250
Shares issued for cash            15,000       2,250          -                -                -             -            2,250
Subscription received                  -           -          -           10,000                -             -           10,000
Stock option benefit                   -     118,920          -                -                -             -          118,920
Repurchase of
common stock for
treasury                               -           -     (6,881)               -                -             -           (6,881)
---------------------------------------------------------------------------------------------------------------------------------
Balance at
December 31, 2001             16,950,000   1,590,405     (6,881)          32,480           18,384      (633,960)       1,000,428
---------------------------------------------------------------------------------------------------------------------------------
Net loss                               -           -          -                -                -       (63,864)         (63,864)
Foreign currency
translation adjustment                 -           -          -                -           (1,155)            -           (1,155)
---------------------------------------------------------------------------------------------------------------------------------
Total comprehensive
income                                 -           -          -                -           (1,155)      (63,864)         (65,019)
Shares issued for cash
on exercise of options           225,000      33,750          -                -                -             -           33,750
---------------------------------------------------------------------------------------------------------------------------------
Balance, at
December 31, 2002             17,175,000   1,624,155     (6,881)          32,480           17,229      (697,824)         969,159
Net loss                               -           -          -                -                -      (607,630)        (607,630)
Foreign currency
translation adjustment                 -           -          -                -            1,752             -            1,752
Total comprehensive                    -           -          -                -            1,752      (607,630)        (605,878)
Stock option benefit                   -      11,800          -                -                -             -           11,800
Recovery of investment                 -           -          -          (32,480)               -             -          (32,480)
Shares issued for cash
on exercise of options           600,000      12,000          -                -                -             -           12,000
Shares issued for
consulting services            2,250,000      50,125          -                -                -             -           50,125
Shares issued for
intangible assets              3,000,000     105,000          -                -                -             -          105,000
(note 8(g))
Shares issued for
software                       3,000,000      54,000          -                -                -             -           54,000
(note 8(h))
---------------------------------------------------------------------------------------------------------------------------------


                             SEE ACCOMPANYING NOTES
--------------------------------------------------------------------------------
                                                                        Page F-8

Balance, at
December 31, 2003             26,025,000   1,857,080     (6,881)               -           18,981    (1,305,454)         563,726
---------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                               (583,363)        (583,363)
Foreian currency
translation adjustment                                                                                                         -
---------------------------------------------------------------------------------------------------------------------------------
Total comprehensive                    -           -          -                -                -      (583,363)        (583,363)
Shares issued for cash
on exercise of options            50,000       1,000                                                                       1,000
Subscription received                  -           -          -            6,000                -             -            6,000
Shares issued for debt         7,000,000      70,000                                                                      70,000
Shares issued for
accepting the position of
Director and President           100,000       1,000                                                                       1,000
---------------------------------------------------------------------------------------------------------------------------------
Balance, at
December 31, 2004             33,175,000   1,929,080     (6,881)           6,000           18,981    (1,888,817)          58,363
---------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                                (12,289)         (12,289)
Foreian currency
translation adjustment                                                                                                   (12,786)
---------------------------------------------------------------------------------------------------------------------------------
Balance, at
March 31, 2005                33,175,000   1,929,080     (6,881)           6,000           18,981    (1,901,106)          33,288
---------------------------------------------------------------------------------------------------------------------------------


                             SEE ACCOMPANYING NOTES
--------------------------------------------------------------------------------
                                                                        Page F-9

                          LEGALPLAY ENTERTAINMENT INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------


Note 1    Consolidated Financial Statements
          ---------------------------------

          These unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown.

          The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

          The Company's auditor, Amisano Hanson Chartered Accountants, has not reviewed the financial statements and Form 10-QSB, for the period ending March 31st 2005.


Note 2    Basis of Presentation

          These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's December 31, 2004 Form 10-KSB.

          In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position as at March 31st 2005, the consolidated results of operations for the three months ended March 31st 2005 and 2004 and the consolidated cash flows for the three months ended March 31st 2005 and 2004. The results of operations for the three months ended March 31st 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.


Note 3    Going Concern

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

          The Company has a working capital deficit of $33,288 at March 31st 2005, minimal other capital resources presently available to meet obligations which can normally be expected to be incurred by similar companies and has a loss of $12,289 for the three months ended March 31st 2005.

          These financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities, which might be necessary should the Company be unable to continue as a going concern.

          These factors raise substantial doubt about the Company's ability to continue as a going-concern, which is dependent on the Company's ability to obtain and maintain an appropriate


--------------------------------------------------------------------------------
                                                                       Page F-10

LEGALPLAY ENTERTAINMENT INC.
Notes to the Consolidated Financial Statements
March 31, 2005
(Stated in US Dollars)
(Unaudited)
----------

          level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses.


Note 4    Due to Related Parties

          The Company owes a past President of the Company, Mark Glusing, CDN$15,465.26 in management fees. This debt is unsecured, non-interest bearing and has no specific terms for payment.

          The Company is in debt to Ubiquity Management Inc., a company under the control of Mark Glusing, for operational expenses paid on behalf of the Company. The debt owing is CDN$26,663.47 and was secured by a promissory note with 5% interest. The promissory note has since expired and the debt is still owing with no specific terms of repayment.


Note 5    Contingent Liabilities

          (a) On December 2nd 2002, the Company entered into an "Assignment of Trademark Agreement" with Ala Corp. Ala Corp. was subsequently in default under this Agreement and on November 17th 2004, the Company instructed their solicitors to commence legal proceedings against Ala Corp. A writ was issued for the trademark dispute but was not pursued as it was consolidated into the Settlement Agreement entered into in 2005 (see "Subsequent Events" for additional details.)

          (b) The Company is a plaintiff in a lawsuit initiated by Uninet Technologies Inc. ("Uninet"), the master licensee, against ALA, the owner of the Poker.com URL/domain name. The master licensee sold a sublicense to the Company, granting it the exclusive use of the URL/domain name for a period of 99 years. The owner of the URL/domain name is accused of wrongfully breaching the license agreement by assigning the URL/domain name to a different company.

               On November 9, 2004, the Company entered into an Agreement with Uninet in regards to compensating Uninet for their agreement to prosecute the civil action (and advance legal fees) against Ala Corp and Communication Services Inc. The payment terms pursuant to the Agreement were as follows:

               1. For prosecuting the action against Ala Corp., Uninet will be entitled to a 50% ownership in the rights of the URL "www.poker.com". Therefore, entitling Uninet to receive 50% of all revenue received by the Company in using and/or re-licensing the URL to a third party.

               2. In the event that the Company is unable to continue to contribute fees to the proposed legal action to recover the rights to the URL "www.poker.com", but UniNet advances legal fees, the Company hereby agrees to assign 90% of its right, title and interest in and to the use of the URL to Uninet In this regard, the Company irrevocably undertakes to allow Uninet to act for and/or represent the Company in order to continue prosecuting the joint action against CSI and any other action that Uninet believes should be taken against Ala Corp and/or CSI, for which costs Uninet will be responsible.

               The Company was unable to continue to contribute fees to the legal action to recover the URL, poker.com and, therefore, was unable to meet the terms and conditions of the November 9th 2004 Agreement with Uninet.


--------------------------------------------------------------------------------
                                                                       Page F-11

LEGALPLAY ENTERTAINMENT INC.
Notes to the Consolidated Financial Statements
March 31, 2005
(Stated in US Dollars)
(Unaudited)
----------

               As a result of Uninet's continuing funding of the legal fees, the Company entered into an Assignment Agreement with Uninet on December 29th 2004, whereby the Company assigned to Uninet 90% of the right, title and interest in and to the use of the URL, poker.com. In the event a settlement occurs between Ala Corp and/or Communication Services Inc., Uninet shall be entitled to receive 90% of the said settlement.

               In April 2005, the parties negotiated a Settlement Agreement. Please see "Subsequent Events" for additional details.

          (c) The Company will be liable for damages to Antico Holdings S.A. for failure to provide use of the URL, as per their agreement, and may not be able to collect the outstanding receivable of $591,048. (see "Subsequent Events" for additional information.)


Note 6    Subsequent Events

          (i) The Company and SkillPoker were in default under the terms and conditions of the Blue Diamond Agreement who gave written notice to cancel the Agreement and take back the assignment of the inventions.

               On April 14th 2005, SkillPoker and Blue Diamond entered into an Assignment Agreement. For consideration of the sum of $1.00, SkillPoker assigned to Blue Diamond the inventions and patents known as:

                    ---------------------------------------------
                    Country           Serial Number  Filing Date
                    ---------------------------------------------
                    United States     60/393,736     July 8, 2002
                    ---------------------------------------------
                    United States     10/614,752     July 8, 2003
                    ---------------------------------------------

          (ii) In 2004, Genius Goods Inc. and the Company agreed to transfer the URL, poker.cc, back to Genius Goods. The transfer took place on April 22nd 2005 and all dealings between the two companies have been subsequently terminated without further contingent liability.

         (iii) On April 25th 2005, the Company reached a Settlement Agreement with Ala Corp. regarding the dispute over the URL/domain name and trademark dispute. The Settlement Agreement outlined the following terms:

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

          (iv) On April 25th 2005, the Company entered into a Settlement Agreement ("Agreement') with Communication Services Inc. ("CSI") and Ala Corp. The Agreement stated that the Company no longer had any interest in or claim to the domain name, www.poker.com or the U.S. Trademarks "Poker.com" and "Poker.com The Ultimate Gaming Connection Design". The domain name and trademarks are now the sole property of CSI.

               As a result of the Agreement, the Company received $42,000 and 250,000 common shares of LegalPlay.

          (v) As a result of the URL/domain name settlement, Antico Holdings S.A. ("Antico") was denied the use of the poker.com URL and suffered substantial damages.


--------------------------------------------------------------------------------
                                                                       Page F-12

LEGALPLAY ENTERTAINMENT INC.
Notes to the Consolidated Financial Statements
March 31, 2005
(Stated in US Dollars)
(Unaudited)
----------

               Antico refused to pay the Company the amount of $591,048 until the URL had been reinstated and had demanded restitution of the URL or damages.

               The parties agreed that the damages that Antico suffered substantially exceeded the amount that was owing to LegalPlay. However, Antico agreed that they would not commence legal action for damages on the condition that LegalPlay write off the debt of $591,048.

          (vi) After the settlement with Ala Corp., the Company had the financial resources to pay the accounting and legal fees incurred in completing regulatory filings for the SEC. On June 17th 2005, the Company filed an amendment to the Form 15-12(g) previously filed with the SEC on March 18th 2005. The amendment stated that the Company wished to withdraw their request to terminate their obligations as a reporting issuer. The company may not be successful in withdrawing their request, which is subject to filing the December 31 2004 Form 10-KSB and March 31 2005 and June 30 2005 Form 10-QSBs with the U.S. Securities and Exchange Commission in a timely manner.

         (vii) On July 15th 2005, the Company issued 900,000 common shares, representing 2.71%, of LegalPlay to the directors of the Company, as settlement for outstanding director's fees totalling US$9,000. The debt was settled at an exchange price per common share of $0.01 and the shares were issued under the conditions of Rule 144 and contain the appropriate restrictive legend.


--------------------------------------------------------------------------------
                                                                       Page F-13

                          LEGALPLAY ENTERTAINMENT INC.

                       QUARTERLY REPORT (SEC FORM 10-QSB)


ITEM 2. MANAGEMENTS' DISCUSSION AND ANLAYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We continued to operate through our three subsidiary companies: Casino Marketing S.A., a Costa Rican registered company; 564448 BC Ltd., a British Columbia registered company; and Skill Poker.com Inc., a Washington state registered company incorporated January 29, 2003.

Our current business strategy is to develop our own Poker software and market the software to on-line gaming sites worldwide.

The litigation in relation to the domain name dispute relating to Poker.com continued during the first quarter of 2005 and a Settlement Agreement was reached between the parties in April 2005.

We are in immediate need of further working capital and are considering options with respect to financing in the form of debt, equity or a combination thereof.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our financial statements at December 31, 2004. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

Although these estimates are based on our knowledge of current events and actions we may undertake in the future, they may ultimately differ from actual results. Certain accounting policies involve significant judgments and assumptions by us, which have a material impact on our financial condition and results. Management believes its critical accounting policies reflect its most significant estimates and assumptions used in the presentation of our financial statements. Our critical accounting policies include revenue recognition, accounting for stock based compensation and the evaluation of the recoverability of long-lived and intangible assets. We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities".


THREE-MONTH PERIOD ENDED MARCH 31 2005

RESULTS OF CONTINUING OPERATIONS

The following table sets forth for the periods indicated selected information from LegalPlay Entertainment Inc.'s consolidated financial statements of operations:


--------------------------------------------------------------------------------

                                              THREE MONTHS   THREE MONTHS
                                                  ENDED          ENDED
                                                MARCH 31       MARCH 31
--------------------------------------------------------------------------
                                                  2005           2004
--------------------------------------------------------------------------
Tournament Income                                    5,000          4,352
Cost of Goods Sold                                       0         31,685
Expenses                                            17,289        147,326
Income (Loss) before discontinued operations       (12,289)      (174,659)
--------------------------------------------------------------------------
Net Income (Loss) during the period                (12,289)      (174,659)
==========================================================================

NET SALES. Net sales for the three months ended March 31 2005 were $5,000 compared to $0 for the three months ended March 31 2004.

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

EXPENSES. Operating expenses for the three months ended March 31 2005 were $17,289 compared to $147,326 for the three months ended March 31 2004. The major expense items for the three months ended March 31 2005 were professional fees of $12,303, as compared to $24,164 for the three months ended March 31, 2004.

PROVISION FOR INCOME TAXES. No tax provision was made for the three months ended March 31, 2005.

FINANCIAL CONDITION AND LIQUIDITY

On March 31 2005, our net working capital was $33,288 compared to a net working capital of $58,363 at December 31, 2004. At March 31 2005, the Company had cash and cash equivalents totaling $4,211 compared to December 31, 2004 the Company had cash and cash equivalents totaling $18,262. We are in immediate need of further working capital and are considering options with respect to financing in the form of debt, equity or a combination thereof, and may also consider disposing of assets as a method through which to raise additional working capital.

Net cash used for operating activities for the three months ended March 31 2005 was $3,765. The decrease in cash was mainly due to developing and marketing the Skill Poker system, legal fees relating to the URL dispute and general office operations.

Net cash used for investing activities for the three months ended March 31, 2005 was $0.

Net cash provided by financing activities for the three months ended March 31, 2005 was $0.

The Company's ability to continue as a going concern and fund operations through the remainder of 2005 is contingent upon its ability to raise funds through equity or debt financing.


--------------------------------------------------------------------------------

ITEM 3.  CONTROLS AND PROCEDURES

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

     Within 91 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the period ended March 31 2005.

(ii) There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.


--------------------------------------------------------------------------------

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 6, 2002, the domain www.poker.com was re-directed without our consent or knowledge by Ala Corp., a company registered under the laws of Antigua and whose principal is Liz Bryce of Vancouver, British Columbia, Canada. The domain was originally licensed from Ala Corp. to Uninet Technologies Inc. ("Uninet") in1999. Uninet immediately sub-licensed the domain to us. In turn, we sub-licensed the domain to Antico Holdings S.A. of Costa Rica for the operating casino and/or card rooms. We retained all other rights to the domain name including developing the web site as a portal, marketing casinos and card rooms and other gaming software.

As of March 31st 2005, Liz Bryce, through Ala Corp., owned 1,297,900 shares of our common stock or 3.81% of our issued and outstanding common stock. In addition, Ms. Bryce's parents collectively own 1,105,500 shares or 3.24% of our common stock. Ms. Bryce, together with her parents, owns directly and indirectly, a total of 2,403,400 shares or 7.05% of our common stock. As part of the Settlement Agreement entered into between the Company and Ala Corp. on April 25th 2005, Liz Bryce and her parents agreed to transfer their shareholdings in LegalPlay Entertainment Inc. to the Company and Uninet Technologies Inc.

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

On February 28, 2003, together with Uninet, we sued CSI in the Supreme Court of British Columbia, Canada for a declaration that as a successor and assignee of Ala Corp., CSI is a trustee of the domain name for the benefit of Uninet and us:

     - an accounting for profits earned by Communication through the wrongful use of the domain an accounting for profits earned by CSI through the wrongful use of the domain name
     - a declaration that Ala and Communication are bound by the License Agreement between Ala and Uninet
     - a declaration that Uninet and us are entitled to the exclusive use of the domain name.


--------------------------------------------------------------------------------

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

In the meantime, together with Uninet, we requested that the current registrar, Fabulous.com impose a lock on the domain name, www.poker.com, pending the outcome of the Supreme Court action and the arbitration which means the domain cannot be transferred to either another owner or to another registrar.

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

On April 25th 2005, the Company reached a Settlement Agreement with Ala Corp. regarding the dispute over the URL/domain name and trademark dispute. Please see
Note 6, "Subsequent Events", on page F-12 of the financial statement notes for additional details.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION.

None.


--------------------------------------------------------------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number  Description

     2.1*       On January 18th 2005, we filed an 8K accepting the resignation of Keith Andrews as a Director.

     2.2*       On February 16th 2005, we filed an 8K announcing the termination of our auditors,
                Pannell Kerr Forster and the appointment of Amisano Hanson Chartered
                Accountants as their replacement.

     2.3*       On March 10th 2005, we filed an 8K to announce the resignation of Gregory
                Cathcart as President, the appointment of Cecil Morris as President and the appointment of John Page as Director of the Company.

     2.4*       On July 11th 2005, we filed an 8K regarding a US$10,000 Promissory Note.

     2.5*       On July 18th 2005, we filed an 8K announcing 900,000 shares for debt issued at
                0.01.

     2.6*       On August 10th 2005, we filed an 8K announcing a Settlement Agreement reached with Communication Services Inc. and Ala Corp.  The 8K further announced a
                Promissory Note in the amount of CDN$6,000.

     31.1       302 Certification for the Chief Executive Officer

     31.2       302 Certification for the Chief Financial Officer

     32.1       906 Certification for the Chief Executive Officer

     32.2       906 Certification for the  Chief Financial Officer

* Previously filed with the SEC.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGALPLAY ENTERTAINMENT INC.
(Registrant)


/s/ Cecil Morris                               Date: August 29, 2005
-------------------------------
Cecil Morris
Director, President / Secretary

In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Cecil Morris                               Date: August 29, 2005
-------------------------------
Cecil Morris
Director, President / Secretary


/s/ John Page                                  Date: August 29, 2005
-------------------------------
John Page
Director / Treasurer


--------------------------------------------------------------------------------
                                                                         Page 19