Form 10QSB
period 2005-06-30
POKER COM INC
filed 2005-08-30
CIK 1102432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended:  JUNE 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from________________ to ________________



                          LEGALPLAY ENTERTAINMENT INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Florida                     000-29219               98-0199508
-------------------------------   -------------------       -------------------
(State or other jurisdiction of    (Commission File           (IRS Employer
 incorporation or organization)          Number)            Identification No.)


     Suite 201, 1166 Alberni Street                           V6E 3Z3
  Vancouver, British Columbia, Canada
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)



   Issuer's telephone number                             (778) 863-2961
   (including area code)
                                   ----------


-------------------------------------------       -----------------------------
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


PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . .  F-5

Consolidated Statement of Operations. . . . . . . . . . . . . . . . . . . .  F-6

Consolidated Statement of Cash Flows. . . . . . . . . . . . . . . . . . . .  F-7

Consolidated Statement of Stockholders' Equity. . . . . . . . . . . . . . .  F-8

Notes to the Consolidated Financial Statements. . . . . . . . . . . . . . . F-10

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION . . . .   14

ITEM 3.   CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . . .   15


PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . .   17

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS . . .   18

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . .   18

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . .   18

ITEM 5.   OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . .   18

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . .   19


--------------------------------------------------------------------------------

                          LEGALPLAY ENTERTAINMENT INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2005

                             (Stated in US Dollars)

                                   (Unaudited)
                                    ---------



--------------------------------------------------------------------------------

LEGALPLAY ENTERTAINMENT INC.
CONSOLIDATED BALANCE SHEETS
(U.S. DOLLARS)
---------------------------------------------------------------------------------------------
                                                                    JUNE 30,     DECEMBER 31,
                                                                      2005           2004
                                                                  (UNAUDITED)
                                                                        $             $
---------------------------------------------------------------------------------------------
Assets

Current
  Cash                                                                  3,574             78
  Accounts receivable                                                     365            372
  Prepaid expenses                                                          -         17,812
=============================================================================================
Total Current Assets                                                    3,938         18,262

Property and Equipment                                                      -              -
Intangible Assets (Note 8)                                                  -        205,001
---------------------------------------------------------------------------------------------

Total Assets                                                            3,938        223,263
=============================================================================================

Liabilities

Current
  Accounts payable and accrued liabilities                            150,358        135,858
  Due to related party (Note 4)                                        30,444         22,131
---------------------------------------------------------------------------------------------

Total Liabilities                                                     180,801        164,900
---------------------------------------------------------------------------------------------

Stockholders' Equity

Preferred Stock:
  Authorized: 5,000,000 shares with a par value of $0.01
  Issued and outstanding: None

Common Stock:
  Authorized: 100,000,000 shares with a par value of $0.01
  Issued and outstanding: 33,175,000 (Dec 31 2003 - 26,025,000)     1,929,080      1,929,080

Treasury Stock, at cost - 27,000 shares                                (6,881)        (6,881)
Subscriptions Received                                                  6,000          6,000
Other Comprehensive Income                                              6,564         18,981
Retain Deficit                                                     (1,888,817)    (1,305,454)
Deficit                                                              (222,809)      (583,363)
=============================================================================================

Total Stockholders' Equity                                           (176,863)        58,363
---------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                              3,938        223,263
=============================================================================================

                             SEE ACCOMPANYING NOTES


--------------------------------------------------------------------------------
                                                                        Page F-5

LEGALPLAY ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. DOLLARS)
(UNAUDITED)

---------------------------------------------------------------------------------------------------------------
                                                  THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
---------------------------------------------------------------------------------------------------------------
                                                        2005           2004            2005           2004
                                                    (UNAUDITED)                    (UNAUDITED)
                                                         $               $               $              $
---------------------------------------------------------------------------------------------------------------
Revenues
    Tournament fees                                         -            2,000          5,000            6,352
---------------------------------------------------------------------------------------------------------------
Total Revenues                                              -            2,000          5,000            6,352

Cost of Good Sold                                           -           12,399              -           44,084
---------------------------------------------------------------------------------------------------------------
Gross Margin                                                -          (10,399)         5,000          (37,732)

Expenses
    Corporation promotion                               1,657            3,904          1,657            9,910
    Depreciation and amortization                           -           20,625              -           43,036
    Insurance                                               -            5,921              -           11,954
    Management and Consultant fees                      3,000           12,334          6,000           32,798
    Office supplies and services                       (1,073)           5,180          1,245           16,116
    Professional fees                                   1,891           15,605         14,194           39,769
    Rent                                                  642            4,740          1,284            9,630
    Wages                                                   -           30,134              -           82,556
    Fix asset write off                                     -                         205,000
    Loss on assets dispostions                              -            8,688              -            8,688
    Foreign exchange                                     (596)                         (1,571)
---------------------------------------------------------------------------------------------------------------
Total Expenses                                          5,520          107,131        227,809          254,457

Income (Loss) from the period before Income Tax        (5,520)        (117,530)      (222,809)        (292,189)
Income Tax
Reduction of Income Tax on Loss Carryforward
  Application                                               -                -              -                -

Net Income (Loss) for Year                             (5,520)        (117,530)      (222,809)        (292,189)
---------------------------------------------------------------------------------------------------------------

Weighted Average Number of
Common Shares Outstanding                          33,175,000       33,175,000     33,175,000       26,065,797
Dillutive effect of options                                 -                -              -        1,098,380
---------------------------------------------------------------------------------------------------------------

Weighted Average Number of Shares
Outstanding Assuming Full Dilution                 27,180,000       27,180,000     33,175,000       27,164,177
---------------------------------------------------------------------------------------------------------------

Earnings (Loss) Per Shares
Continuing operations                                      (0)              (0)            (0)           (0.01)
Discontinued operations                                     -                -              -                -
---------------------------------------------------------------------------------------------------------------

Fully Diluted Earnings Loss Per Shares                     (0)              (0)            (0)           (0.01)
---------------------------------------------------------------------------------------------------------------

                             SEE ACCOMPANYING NOTES


--------------------------------------------------------------------------------
                                                                        Page F-6

LEGALPLAY ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. DOLLARS)

----------------------------------------------------------------------------------------
                                                              SIX MONTHS ENDED JUNE 30,
                                                                 2005            2004
                                                              (UNAUDITED)
                                                                   $               $
----------------------------------------------------------------------------------------
Operating Activities
  Net income (loss)                                            (222,809)       (292,189)
      Adjustments to reconcile net
      income (loss) to net cash provided
      (used in) operating activities

    Items not involved cash:
      Loss from assets disposition                                                8,688
      Non Cash payment for service                              (12,417)          6,000
      Depreciation and amortization                                   -          43,036
      Stock based compensation                                        -               -
      Asset write off                                           205,001

    Changes in non-cash working capital
      Accounts Receivable                                             7             573
      Prepaid Expenses & Deposits                                17,812          10,276
      Accounts Payable & Accrued liabilities                     14,500             533
      Due to related party                                        1,832               -
      Due to non-related party                                     (430)              -
      Related to discontinued operations                              -               -
----------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Operating Activities               3,496        (223,083)
----------------------------------------------------------------------------------------

Investing Activities
    Purchase of intangible assets                                     -               -
    Cash Proceeds from assets disposition                             -           5,460
    Purchase of property and equipment                                -          (5,810)
----------------------------------------------------------------------------------------
    Net Cash Provided by (Used in) Investing Activities               -            (350)
----------------------------------------------------------------------------------------

Financing Activities
    Cash Proceeds from issuance of common stock                       -           1,000
    Issue share to assigned director                                  -          18,090
----------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                             -          19,090
----------------------------------------------------------------------------------------

Effect of Exchange Rate Changes on Cash                               -               -
----------------------------------------------------------------------------------------

Inflow of Cash                                                    3,496        (204,343)
Cash, Beginning of Year                                              78         209,517
----------------------------------------------------------------------------------------

Cash, End of Year                                                 3,574           5,174
----------------------------------------------------------------------------------------

Supplemental Disclosure of Non-Cash Transactions
  Reduction of subscriptions received by
   issuance of shares                                                 -               -
  Assets received for share issued

                             SEE ACCOMPANYING NOTES


--------------------------------------------------------------------------------
                                                                        Page F-7

LEGALPLAY  ENTERTAINMENT  INC.
(FORMERLY  POKER.COM,  INC.)
CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY
SIX  MONTH  ENDED  JUNE  30,  2005
(U.S.  DOLLARS)

                                                                                  Accumulated
                                                                                     Other
                                                                                 Comprehensive                      Total
                            Common Stock              Treasury   Subscriptions       Income       Accumulated   Stockholders'
                               Shares       Amount      Stock       Received         (Loss)         Deficit         Equity
------------------------------------------------------------------------------------------------------------------------------
Balance at
December 31, 2000             16,935,000  $1,469,235         -          22,480           4,755   $ (1,009,581)        486,889
------------------------------------------------------------------------------------------------------------------------------
Net income                             -           -         -               -               -        375,621         375,621
Foreign currency
translation adjustment                 -           -         -               -          13,629              -          13,629
------------------------------------------------------------------------------------------------------------------------------
Total comprehensive
income                                 -           -         -               -          13,629        375,621         389,250
Shares issued for cash            15,000       2,250         -               -               -              -           2,250
Subscription received                  -           -         -          10,000               -              -          10,000
Stock option benefit                   -     118,920         -               -               -              -         118,920
Repurchase of
common stock for
treasury                               -           -    (6,881)              -               -              -          (6,881)
------------------------------------------------------------------------------------------------------------------------------
Balance at
December 31, 2001             16,950,000   1,590,405    (6,881)         32,480          18,384       (633,960)      1,000,428
------------------------------------------------------------------------------------------------------------------------------
Net loss                               -           -         -               -               -        (63,864)        (63,864)
Foreign currency
translation adjustment                 -           -         -               -          (1,155)             -          (1,155)
------------------------------------------------------------------------------------------------------------------------------
Total comprehensive
income                                 -           -         -               -          (1,155)       (63,864)        (65,019)
Shares issued for cash
on exercise of options           225,000      33,750         -               -               -              -          33,750
------------------------------------------------------------------------------------------------------------------------------
Balance, at
December 31, 2002             17,175,000   1,624,155    (6,881)         32,480          17,229       (697,824)        969,159
------------------------------------------------------------------------------------------------------------------------------
Net loss                               -           -         -               -               -       (607,630)       (607,630)
Foreign currency
translation adjustment                 -           -         -               -           1,752              -           1,752
------------------------------------------------------------------------------------------------------------------------------
Total comprehensive                    -           -         -               -           1,752       (607,630)       (605,878)
Stock option benefit                   -      11,800         -               -               -              -          11,800
Recovery of investment                 -           -         -         (32,480)              -              -         (32,480)
Shares issued for cash
on exercise of options           600,000      12,000         -               -               -              -          12,000
Shares issued for
consulting services            2,250,000      50,125         -               -               -              -          50,125
Shares issued for
intangible assets              3,000,000     105,000         -               -               -              -         105,000
(note 8(g))
Shares issued for
software                       3,000,000      54,000         -               -               -              -          54,000
(note 8(h))
------------------------------------------------------------------------------------------------------------------------------

                             SEE ACCOMPANYING NOTES


--------------------------------------------------------------------------------
                                                                        Page F-8

Balance, at
December 31, 2003             26,025,000   1,857,080    (6,881)              -          18,981     (1,305,454)        563,726
------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                             (583,363)       (583,363)
Foreian currency
translation adjustment                                                                                                      -
------------------------------------------------------------------------------------------------------------------------------
Total comprehensive                    -           -         -               -               -       (583,363)       (583,363)
Shares issued for cash
on exercise of options            50,000       1,000                                                                    1,000
Subscription received                  -           -         -           6,000               -              -           6,000
Shares issued for debt         7,000,000      70,000                                                                   70,000
Shares issued for
accepting the position of
Director and President           100,000       1,000                                                                    1,000
------------------------------------------------------------------------------------------------------------------------------
Balance, at
December 31, 2004             33,175,000   1,929,080    (6,881)          6,000          18,981     (1,888,817)         58,363
------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                             (222,809)       (222,809)
Foreian currency
translation adjustment                                                                                                (12,417)
------------------------------------------------------------------------------------------------------------------------------
Balance, at
June 30, 2005                 33,175,000   1,929,080    (6,881)          6,000          18,981     (2,111,626)       (176,863)
------------------------------------------------------------------------------------------------------------------------------

                             SEE ACCOMPANYING NOTES


--------------------------------------------------------------------------------
                                                                        Page F-9

                          LEGALPLAY ENTERTAINMENT INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------


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

          The Company's auditor, Amisano Hanson Chartered Accountants, has not reviewed the financial statements and Form 10-QSB, for the period ending June 30 2005.


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

          In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position as at June 30th 2005, the consolidated results of operations for the three months and six months ended June 30th 2005 and 2004 and the consolidated cash flows for the six months ended June 30th 2005 and 2004. The results of operations for the three months and six months ended June 30th 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.


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

          The Company has a working capital deficit of $176,863 at June 30th 2005, minimal other capital resources presently available to meet obligations which can normally be expected to be incurred by similar companies and has a loss of $222,809 for the six months ended June 30th 2005.

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


--------------------------------------------------------------------------------
                                                                       Page F-10

LEGALPLAY ENTERTAINMENT INC.
Notes to the Consolidated Financial Statements
June 30, 2005
(Stated in US Dollars)
(Unaudited)
 ---------

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


--------------------------------------------------------------------------------
                                                                       Page F-11

LEGALPLAY ENTERTAINMENT INC.
Notes to the Consolidated Financial Statements
June 30, 2005
(Stated in US Dollars)
(Unaudited)
 ---------

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

               On April 14th 2005, SkillPoker and Blue Diamond entered into an Assignment Agreement. For consideration of the sum of $1.00, SkillPoker assigned to Blue Diamond the inventions and patents known as:

                      -------------  -------------  ------------
                      Country        Serial Number  Filing Date
                      -------------  -------------  ------------
                      United States     60/393,736  July 8, 2002
                      -------------  -------------  ------------
                      United States     10/614,752  July 8, 2003
                      -------------  -------------  ------------

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


--------------------------------------------------------------------------------
                                                                       Page F-12

LEGALPLAY ENTERTAINMENT INC.
Notes to the Consolidated Financial Statements
June 30, 2005
(Stated in US Dollars)
(Unaudited)
 ---------

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

         (vii) On July 15th 2005, the Company issued 900,000 common shares, representing 2.71%, of LegalPlay to the directors of the Company, as settlement for outstanding director's fees totaling US$9,000. The debt was settled at an exchange price per common share of $0.01 and the shares were issued under the conditions of Rule 144 and contain the appropriate restrictive legend.


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


SIX-MONTH PERIOD ENDED JUNE 30 2005

RESULTS OF CONTINUING OPERATIONS

The following table sets forth for the periods indicated selected information from LegalPlay Entertainment Inc.'s consolidated financial statements of operations:


--------------------------------------------------------------------------------

                                              THREE MONTHS   THREE MONTHS   SIX MONTHS   SIX MONTHS
                                                  ENDED          ENDED         ENDED        ENDED
                                                 JUNE 30        JUNE 30       JUNE 30      JUNE 30
----------------------------------------------------------------------------------------------------
                                                  2005           2004          2005         2004
----------------------------------------------------------------------------------------------------
Tournament Income                                        -          2,000        5,000        6,352
Cost of Goods Sold                                       -         12,399            -       44,084
Expenses                                             5,520        107,131      227,809      254,457
Income (Loss) before discontinued operations        (5,520)      (117,530)    (222,809)    (292,189)
----------------------------------------------------------------------------------------------------
Net Income (Loss) during the period                 (5,520)      (117,530)    (222,809)    (292,189)
====================================================================================================

NET SALES. Net sales for the six months ended June 30 2005 were $5,000 compared to $6,352 for the six months ended June 30 2004.

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

EXPENSES. Operating expenses for the six months ended June 30 2005 were $227,809 compared to $254,457 for the six months ended June 30 2004. The major expense item for the six months ended June 30 2005 was the write-off of the fixed asset of $205,000, as compared to $0 for the six months ended June 30, 2004.

PROVISION FOR INCOME TAXES. No tax provision was made for the three and six months ended June 30, 2005.

FINANCIAL CONDITION AND LIQUIDITY

On June 30 2005, our net working capital was ($176,863) compared to a net working capital of $58,363 at December 31, 2004. At June 30 2005, the Company had cash and cash equivalents totaling $3,938 and compared to December 31, 2004 the Company had cash and cash equivalents totaling $18,262. We are in immediate need of further working capital and are considering options with respect to financing in the form of debt, equity or a combination thereof.

Net cash used for operating activities for the six months ended June 30 2005 was $3,496. The decrease in cash was mainly due to developing and marketing the Skill Poker system, legal fees relating to the URL dispute and general office operations.

Net cash used for investing activities for the six months ended June 30, 2005 was $0.

Net cash provided by financing activities for the six months ended June 30, 2005 was $0.

The Company's ability to continue as a going concern and fund operations through the remainder of 2005 is contingent upon its' ability to raise funds through equity or debt financing.


ITEM 3.  CONTROLS AND PROCEDURES.

(i) We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management,


--------------------------------------------------------------------------------
     including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Within 91 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the period ended June 30 2005.

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

On April 25th 2005, the Company reached a Settlement Agreement with Ala Corp. regarding the dispute over the URL/domain name and trademark dispute. Please see
Note 8, "Subsequent Events", in the financial statement notes for additional details.

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