Form 10QSB
period 2005-09-30
POKER COM INC
filed 2005-11-22
CIK 1102432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  SEPTEMBER 30, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from________________ to ________________



                          LEGALPLAY ENTERTAINMENT INC.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Florida                          000-29219             98-0199508
-------------------------------        ----------------      -------------------
(State or other jurisdiction of        (Commission File        (IRS Employer
 incorporation or organization)             Number)          Identification No.)


        Suite 201, 1166 Alberni Street                           V6E 3Z3
     Vancouver, British Columbia, Canada
-----------------------------------------------      ---------------------------
   (Address of principal executive offices)                     (Zip Code)


         Issuer's telephone number                            (778) 863-2961
           (including area code)               ------

-----------------------------------------------      ---------------------------
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

                                 Not applicable.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 34,075,000 COMMON SHARES AS AT NOVEMBER 21, 2005.

Transitional Small Business Disclosure Format:

Yes  [X]     No  [_]

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



PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . .  F-5

Consolidated Statement of Operations. . . . . . . . . . . . . . . . .  F-6

Consolidated Statement of Cash Flows. . . . . . . . . . . . . . . . .  F-7

Consolidated Statement of Stockholders' Equity. . . . . . . . . . . .  F-9

Notes to the Consolidated Financial Statements. . . . . . . . . . . . F-10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. .   12

ITEM 3.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . .   14


PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . .   15

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.   16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . .   16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . .   16

ITEM 5.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . .   16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . .   17


--------------------------------------------------------------------------------

                          LEGALPLAY ENTERTAINMENT INC.

                          (A Development Stage Company)

                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                               September 30, 2005

                             (Stated in US Dollars)

                                   (Unaudited)
                                    ---------


--------------------------------------------------------------------------------

                                   LEGALPLAY ENTERTAINMENT INC.
                                   (A Development Stage Company)
                                CONSOLIDATED INTERIM BALANCE SHEETS
                             September 30, 2005 and December 31, 2004
                                      (Stated in US Dollars)
                                            (Unaudited)
                                             ---------


                                                                    September 30,    December 31,
                            ASSETS                                      2005             2004
                            ------                                  ---------------  --------------
Current
  Cash                                                             $        2,529   $          78
  Amounts receivable                                                            -          44,816
  Prepaid expenses and deposits                                                 -           3,074
                                                                   ---------------  --------------

                                                                            2,529          47,968
Intangible assets and licence agreements                                        -               3
                                                                   ---------------  --------------

                                                                   $        2,529   $      47,971
                                                                   ===============  ==============

LIABILITIES
-----------

Current
  Accounts payable and accrued liabilities                         $      137,162   $     174,345
  Notes payable                                                            51,308          29,042
                                                                   ---------------  --------------

                                                                          188,470         203,387
                                                                   ---------------  --------------

STOCKHOLDERS' DEFICIENCY
------------------------

Capital stock
  Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding
  Common stock and paid-in capital
      100,000,000 shares authorized with a par value of $0.01
        34,075,000 (December 31, 2004: 33,175,000) shares issued
            and outstanding                                               340,750         331,750
Additional paid-in capital                                              1,601,790       1,601,790
Treasury stock, at cost, 27,000 shares (2004: 27,000)                      (6,881)         (6,881)
Accumulated other comprehensive income                                     17,344          18,743
Deficit                                                                (1,305,454)     (1,305,454)
Deficit accumulated during the development stage                         (833,490)       (795,364)
                                                                   ---------------  --------------

                                                                         (185,941)       (155,416)
                                                                   ---------------  --------------

                                                                   $        2,529   $      47,971
                                                                   ===============  ==============

SEE ACCOMPANYING NOTES


--------------------------------------------------------------------------------
                                                                        Page F-5

                                           LEGALPLAY ENTERTAINMENT INC.
                                          (A Development Stage Company)
                                  CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                       for the three and nine months ended September 30, 2005 and 2004 and for the period from January 1, 2004 (Date of Inception of the Development Stage)
                                              to September 30, 2005
                                              (Stated in US Dollars)
                                                   (Unaudited)
                                                    ---------


                                                                                                   January 1,
                                                                                                 2004 (Date of
                                                                                                Inception of the
                                                                                                  Development
                                           Three months ended          Nine months ended           Stage) to
                                              September 30,              September 30,           September 30,
                                           2005          2004          2005          2004             2005
                                       ------------  ------------  ------------  ------------  ------------------

General and Administrative Expenses
  Amortization                         $         -   $    20,546   $         -   $    63,582   $          84,128
  Bad debts                                  2,297             -         2,297             -                   -
  Corporation promotion                          -           875             -        10,785              13,852
  Insurance                                      -         3,947             -        15,901              15,901
  Management and consultant fees
  - Note 3                                   3,847        19,722         9,847        52,520              88,084
  Office supplies and services                 730         8,045         3,445        24,161              32,810
  Professional fees                         15,194        66,837        25,608       106,606             176,892
  Rent                                         642         3,412         1,926        13,042              15,302
  Royalties, software and advertising            -         1,645             -        45,729              69,251
  Wages - Note 3                                 -        21,053             -       103,609              84,258
                                       ------------  ------------  ------------  ------------  ------------------

Loss before other items                    (22,710)     (146,082)      (43,123)     (435,935)           (580,478)

Other items
  Incidental revenue                             -             -         5,000         6,352              10,874
  Loss on disposition of equipment               -             -             -        (8,688)           (120,106)
  Write-down of intangible assets                -             -            (3)            -            (205,001)
  Write-off of notes payable                     -             -             -             -              16,776
  Gain on settlement of lawsuit                  -             -             -             -              44,445
                                       ------------  ------------  ------------  ------------  ------------------

Net loss for the period                $   (22,710)  $  (146,082)  $   (38,126)  $  (438,271)  $        (833,490)
                                       ============  ============  ============  ============  ==================

Loss per share                         $         -   $     (0.01)  $         -   $     (0.02)
                                       ============  ============  ============  ============

Diluted loss per share                 $         -   $     (0.00)  $         -   $     (0.00)
                                       ============  ============  ============  ============

Weighted average number of share
outstanding                             33,908,696    26,075,000    33,418,956    26,068,887
                                       ============  ============  ============  ============

SEE ACCOMPANYING NOTES


--------------------------------------------------------------------------------
                                                                        Page F-6

                              LEGALPLAY ENTERTAINMENT INC.
                              (A Development Stage Company)
                      CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                for the nine months ended September 30, 2005 and 2004 and
    for the period from January 1, 2004 (Date of Inception of the Development Stage)
                                  to September 30, 2005
                                 (Stated in US Dollars)
                                       (Unaudited)
                                        ---------


                                                                           January 1,
                                                                        2004 (Date of
                                                                       Inception of the
                                                                          Development
                                                Nine months ended          Stage) to
                                                  September 30,          September 30,
                                                 2005        2004            2005
                                              ----------  ----------  ------------------
Operating Activities
  Net loss for the period                     $ (38,126)  $(438,271)  $        (833,490)
  Add (deduct) items not affecting cash:
    Amortization                                      -      63,582              84,128
    Issuance of common stock for services             -           -               1,000
    Stock-based compensation                          -           -               4,460
    Loss on disposition of equipment                  -       8,688             120,106
    Write-down of intangible assets                   3           -             205,001
    Write-off of notes payable                        -           -             (16,776)
    Gain on settlement of lawsuit                     -           -             (44,445)
    Non-cash payment for services                     -       6,000               6,000
  Changes in non-cash working capital items:
    Amounts receivable                           44,816       2,458              47,410
    Prepaid expenses and deposits                 3,074      22,367              25,741
    Accounts payable and accrued liabilities    (28,183)     29,937              56,780
                                              ----------  ----------  ------------------

Net cash used in operating activities           (18,416)   (305,239)           (344,085)
                                              ----------  ----------  ------------------

Investing Activities
  Cash proceeds from assets disposition               -       5,460               5,458
  Purchase of equipment                               -      (5,810)             (5,808)
                                              ----------  ----------  ------------------

Net cash used in investing activities                 -        (350)               (350)
                                              ----------  ----------  ------------------

                                                                                 /cont'd

Non-cash transactions - Note 4
SEE ACCOMPANYING NOTES


--------------------------------------------------------------------------------
                                                                        Page F-7

                                                                                     Continued
                                 LEGALPLAY ENTERTAINMENT INC.
                                 (A Development Stage Company)
                         CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                   for the nine months ended September 30, 2005 and 2004 and
       for the period from January 1, 2004 (Date of Inception of the Development Stage)
                                     to September 30, 2005
                                    (Stated in US Dollars)
                                          (Unaudited)
                                           ---------


                                                                               January 1,
                                                                             2004 (Date of
                                                                            Inception of the
                                                                               Development
                                                      Nine months ended         Stage) to
                                                         September 30,         September 30,
                                                       2005        2004            2005
                                                    ----------  ----------  ------------------
Financing Activities
  Cash indebtedness                                         -          42                   -
  Notes payable                                        22,266      95,030             138,084
  Cash proceeds from issuance of common stock               -       1,000               1,000
                                                    ----------  ----------  ------------------

Net cash provided by financing activities              22,266      96,072             139,084
                                                    ----------  ----------  ------------------

Effect of exchange rate changes on cash                (1,399)          -              (1,637)
                                                    ----------  ----------  ------------------

Increase (decrease) in cash                             2,451    (209,517)           (206,988)

Cash, beginning of the period                              78     209,517             209,517
                                                    ----------  ----------  ------------------

Cash, end of the period                             $   2,529   $       -   $           2,529
                                                    ==========  ==========  ==================

Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                        $       -   $       -   $               -
                                                    ==========  ==========  ==================

    Income taxes (recovery)                         $       -   $       -   $          (3,934)
                                                    ==========  ==========  ==================

SEE ACCOMPANYING NOTES


--------------------------------------------------------------------------------
                                                                        Page F-8

                                               LEGALPLAY ENTERTAINMENT INC.
                                               (A Development Stage Company)
                            CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                          for the period ended September 30, 2005
                                                  (Stated in US Dollars)
                                                        (Unaudited)
                                                         ---------

                                                                                                             Accumulated
                                                               Additional                                       Other
                                            COMMON SHARES       Paid-in      Treasury     Subscriptions     Comprehensive
                                         Number    Par Value    Capital        Stock         Received          INCOME
                                       ----------  ----------  -----------  ------------  ---------------  ---------------
Balance at December 31, 2002           17,175,000  $  171,750  $ 1,452,405  $    (6,881)  $       32,480   $       17,229
Net loss                                        -           -                         -                -                -
Foreign currency translation
  adjustment                                    -           -            -            -                -            1,752
Stock-based compensation                        -           -       11,800            -                -                -
Cancellation of agreement                       -           -            -            -          (32,480)               -
Shares issued for cash on exercise
  of options                              600,000       6,000        6,000            -                -                -
Shares issued for consulting services   2,250,000      22,500       27,625            -                -                -
Shares issued for intangible assets     3,000,000      30,000       75,000            -                -                -
Shares issued for software              3,000,000      30,000       24,000            -                -                -
                                       ----------  ----------  -----------  ------------  ---------------  ---------------

Balance at December 31, 2003           26,025,000     260,250    1,596,830       (6,881)               -           18,981
Net loss for the year                           -           -            -            -                -                -
Foreign currency translation
 adjustment                                     -           -            -            -                -             (238)
Stock-based compensation                        -           -        4,460            -                -                -
Shares issued for cash on exercise
  of options                               50,000         500          500            -                -                -
Shares issued for debt                  7,000,000      70,000            -            -                -                -

Shares issued for accepting the
  position of director  and president     100,000       1,000            -            -                -                -
                                       ----------  ----------  -----------  ------------  ---------------  ---------------

Balance at December 31, 2004           33,175,000     331,750    1,601,790       (6,881)               -           18,743
Net loss for the period                         -           -            -            -                -                -
Foreign currency translation
  adjustment                                    -           -            -            -                -           (1,399)
Shares issued for consulting services     900,000       9,000            -            -                -                -
                                       ----------  ----------  -----------  ------------  ---------------  ---------------

Balance at  September 30, 2005         34,075,000  $  340,750  $ 1,601,790  $    (6,881)  $            -   $       17,344
                                       ==========  ==========  ===========  ============  ===============  ===============


                                                        Deficit
                                                      Accumulated
                                                       During the
                                                      Development
                                         Deficit         Stage        Total
                                       ------------  -------------  ----------
Balance at December 31, 2002           $  (697,824)  $          -   $ 969,159
Net loss                                  (607,630)             -    (607,630)
Foreign currency translation
  adjustment                                     -              -       1,752
Stock-based compensation                         -              -      11,800
Cancellation of agreement                        -              -     (32,480)
Shares issued for cash on exercise
  of options                                     -              -      12,000
Shares issued for consulting services            -              -      50,125
Shares issued for intangible assets              -              -     105,000
Shares issued for software                       -              -      54,000
                                       ------------  -------------  ----------

Balance at December 31, 2003            (1,305,454)             -     563,726
Net loss for the year                            -       (795,364)   (795,364)
Foreign currency translation
 adjustment                                      -              -        (238)
Stock-based compensation                         -              -       4,460
Shares issued for cash on exercise
  of options                                     -              -       1,000
Shares issued for debt                           -              -      70,000

Shares issued for accepting the
  position of director  and president            -              -       1,000
                                       ------------  -------------  ----------

Balance at December 31, 2004            (1,305,454)      (795,364)   (155,416)
Net loss for the period                          -        (38,126)    (38,126)
Foreign currency translation
  adjustment                                     -              -      (1,399)
Shares issued for consulting services            -              -       9,000
                                       ------------  -------------  ----------


Balance at  September 30, 2005         $(1,305,454)  $   (833,490)  $(185,941)
                                       ============  =============  ==========

SEE ACCOMPANYING NOTES


--------------------------------------------------------------------------------
                                                                        Page F-9

                          LEGALPLAY ENTERTAINMENT INC.
                          (A Development Stage Company)
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               September 30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------


Note 1    Interim Reporting
          -----------------

          The accompanying unaudited interim financial statements have been prepared by LegalPlay Entertainment Inc. (the "Company") pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2004.

          The results of operations for the nine months ended September 30, 2005 are not indicative of the results that may be expected for the full year.

Note 2    Continuance of Operations
          -------------------------

          The interim financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At September 30, 2005, the Company has a working capital deficiency of $185,941, has not yet attained profitable operations and has accumulated losses of $2,138,944 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. Realization values may be substantially different from carrying values as shown in these financial statements should the Company be unable to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.


--------------------------------------------------------------------------------
                                                                       Page F-10

LegalPlay Entertainment Inc.
(A Development Stage Company)
Notes to the Consolidated Interim Financial Statements
September 30, 2005
(Stated in US Dollars
(Unaudited)
 ---------


Note 3    Related Party Transactions
          --------------------------

          The Company incurred the following amounts with directors of the Company and a former officer of the Company:

                                                                               January 1,
                                                                               2004 (Date
                                                                              of Inception
                                                                                 of the
                                                                              Development
                               Three months ended       Nine months ended      Stage) to
                                  September 30,           September 30,       September 30,
                                2005        2004        2005        2004          2005
                             ----------  ----------  ----------  ----------  --------------
          Management and
            consultant fees  $    3,000  $   18,451  $    9,000  $   37,061          67,678
          Wages                       -           -           -           -           1,000
                             ----------  ----------  ----------  ----------  --------------

                             $    3,000  $   18,451  $    9,000  $   37,061  $       68,678
                             ==========  ==========  ==========  ==========  ==============

          These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

          At September 30, 2005, accounts payable and accrued liabilities includes $4,000 (December 31, 2004: $16,836) payable to directors and a former officer of the Company.

          During the period ended September 30, 2005, the Company issued 900,000 common shares at $0.01 to directors of the Company for outstanding directors' fees payable.

Note 4    Non-cash  Transactions
          ----------------------

          Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.

          During the period ended September 30, 2005, the Company issued 900,000 common shares at $0.01 per share for a total of $9,000 pursuant to a resolution to settle outstanding directors' fees.

          This transaction has been excluded from the statements of cash flows.


--------------------------------------------------------------------------------
                                                                       Page F-11

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


NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2005

RESULTS OF CONTINUING OPERATIONS

The following table sets forth for the periods indicated selected information from LegalPlay Entertainment Inc.'s consolidated financial statements of operations:


--------------------------------------------------------------------------------
                                                                       Page F-12

                                              THREE MONTHS   THREE MONTHS    NINE MONTHS    NINE MONTHS
                                                  ENDED          ENDED          ENDED          ENDED
                                              SEPTEMBER 30   SEPTEMBER 30   SEPTEMBER 30   SEPTEMBER 30
--------------------------------------------------------------------------------------------------------
                                                  2005           2004           2005           2004
--------------------------------------------------------------------------------------------------------

Tournament Income                                        -              -          5,000          6,352
Expenses                                            22,710        146,082         43,123        435,935
Other items                                              -              -             (3)        (8,688)
Income (Loss) before discontinued operations       (22,710)      (146,082)       (38,126)      (438,271)
--------------------------------------------------------------------------------------------------------
Net Income (Loss) during the period                (22,710)      (146,082)       (38,126)      (438,271)
========================================================================================================

NET SALES. Net sales for the nine months ended September 30, 2005 were $5,000 compared to $6,352 for the nine months ended September 30, 2004.

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

EXPENSES. Operating expenses for the nine months ended September 30, 2005 were $43,123 compared to $435,935 for the nine months ended September 30, 2004. The other expense item for the nine months ended September 30, 2005 was the write-down of the intangible assets of $3, as compared to loss on disposition of equipment of $8,688 for the nine months ended September 30, 2004.

PROVISION FOR INCOME TAXES. No tax provision was made for the three and nine months ended September 30, 2005.

FINANCIAL CONDITION AND LIQUIDITY

On September 30, 2005, our net working capital deficiency was $185,941 compared to $155,419 for the year ended December 31, 2004. At September 30, 2005, the Company had cash and cash equivalents totaling $2,529 and compared to December 31, 2004 the Company had cash and cash equivalents totaling $78. We are in immediate need of further working capital and are considering options with respect to financing in the form of debt, equity or a combination thereof.

Net cash increased for the nine months ended September 30, 2005 was $2,451. The increase in cash was mainly due to $22,266 provided by financing activities.

Net cash used for investing activities for the nine months ended September 30, 2005 was $0.

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

     Within 91 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the period ended September 30, 2005.

(ii) There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.


--------------------------------------------------------------------------------

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 6, 2002, the domain www.poker.com was re-directed without our consent or knowledge by Ala Corp., a company registered under the laws of Antigua. The domain was originally licensed from Ala Corp. to Uninet Technologies Inc. ("Uninet") in1999. Uninet sub-licensed the domain to us. In turn, we sub-licensed the domain to Antico Holdings S.A. of Costa Rica for the operating of casino and/or card rooms. We retained all other rights to the domain name including developing the web site as a portal, marketing casinos and card rooms and other gaming software.

We agreed with Uninet to jointly pursue all legal avenues available to reclaim the exclusive right to use www.poker.com and to enforce the provisions of the agreement between Ala Corp. and Uninet. We immediately commenced legal proceedings in the Supreme Court of British Columbia, Canada against Ala Corp and Communication Services Inc. (CSI).

As mentioned above, we also sub-licensed the domain name to Antico Holdings S.A. ("Antico") of Costa Rica to use the domain for operating casinos and/or card rooms. Antico notified us that it had ceased all payments of royalties payable to us pending resolution to the dispute over the right to use the domain.

On December 2, 2002, the Company entered into an "Assignment of Trademark Agreement" with Ala Corp. Ala Corp. was subsequently in default under this Agreement and on November 17, 2004, the Company instructed their solicitors to commence legal proceedings against Ala Corp. A writ was issued for the trademark dispute but was not pursued as it was consolidated into the Settlement Agreement.

Prior to the Settlement Agreement, Liz Bryce, through Ala Corp., owned 1,297,900 shares of our common stock or 3.81% of our issued and outstanding common stock. In addition, Ms. Bryce's parents collectively owned 1,105,500 shares or 3.24% of our common stock. Ms. Bryce, together with her parents, owned directly and indirectly, a total of 2,403,400 shares or 7.05% of our common stock. As part of the Settlement Agreement, Liz Bryce and her parents agreed to transfer their shareholdings in LegalPlay Entertainment Inc. to the Company and Uninet Technologies Inc.

On April 25th 2005, the Company entered into the Settlement Agreement ("Agreement') with CSI and Ala Corp., regarding the dispute over the URL/domain name and trademark dispute. The Agreement outlined the following terms:

     (ii) Communication Services Inc. will pay to the counsel for Uninet and LegalPlay, Kornfeld Mackoff Silber, in trust, US$435,000 for distribution to both Uninet and LegalPlay.

    (iii) Ala Corp., and associated parties, agree to transfer to LegalPlay, or as they may direct, all of their right, title or interest in their 2,403,400 common shares of LegalPlay Entertainment.

     (iv) The Agreement states that the Company no longer has any interest in or claim to the domain name, www.poker.com or the U.S. Trademarks "Poker.com" and "Poker.com The Ultimate Gaming Connection Design". The domain name and trademarks are now the sole property of CSI.

The Company's portion of the Settlement Agreement was $42,000 and 250,000 common shares of LegalPlay.

As a result of the URL/domain name settlement, Antico was denied the use of the poker.com URL and suffered substantial damages. Due to Antico's loss of revenue Antico had originally refused to pay the Company the outstanding receivable of $591,048 until the URL had been reinstated and had demanded restitution of the URL or damages.


--------------------------------------------------------------------------------

The Company and Antico agreed that the damages that Antico suffered substantially exceeded the amount that was owing to LegalPlay. LegalPlay agreed to write off the debt of $591,048 if Antico agreed not to commence legal action for damages.

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

ITEM 5. OTHER INFORMATION.

None.


--------------------------------------------------------------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number  Description

     2.1*       On July 11th 2005, we filed an 8K regarding a US$10,000 Promissory Note.
     2.2*       On July 18th 2005, we filed an 8K announcing 900,000 shares for debt issued at
                $0.01.
     2.3*       On August 10th 2005, we filed an 8K announcing a Settlement Agreement reached with Communication Services Inc. and Ala Corp.  The 8K further announced a
                Promissory Note in the amount of CDN$6,000.
     2.4*       On August 31st 2005, we filed an 8K regarding a CDN$33,000 Promissory Note to
                Pannell Kerr Forster, Chartered Accountants.
    31.1        302 Certification for the Chief Executive Officer
    31.2        302 Certification for the Chief Financial Officer
    32.1        906 Certification for the Chief Executive Officer
    32.2        906 Certification for the Chief Financial Officer

* Previously filed with the SEC.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGALPLAY ENTERTAINMENT INC.
(Registrant)



 /s/ Cecil Morris                                Date: November 21, 2005
--------------------------------------
  Cecil Morris
  Director, President / Secretary


In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

 /s/ Cecil Morris                                Date: November 21, 2005
--------------------------------------
  Cecil Morris
  Director, President / Secretary


 /s/ John Page                                   Date: November 21, 2005
--------------------------------------
  John Page
  Director / Treasurer


--------------------------------------------------------------------------------
                                                                         Page 17