Form 10QSB/A
period 2005-03-31
POKER COM INC
filed 2005-11-29
CIK 1102432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                 FORM 10-QSB / A


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended:  MARCH 31, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from________________ to ________________



                          LEGALPLAY ENTERTAINMENT INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)



             Florida                    000-29219              98-0199508
---------------------------------  --------------------  ----------------------
 (State or other jurisdiction of     (Commission File        (IRS Employer
 incorporation or organization)           Number)          Identification No.)



    Suite 201, 1166 Alberni Street                       V6E 3Z3
 Vancouver, British Columbia, Canada
-------------------------------------      -------------------------------------
   (Address of principal executive                      (Zip Code)
              offices)


      Issuer's telephone number                        (778) 863-2961
        (including area code)
                                      ------



-------------------------------------      -------------------------------------
  (Former name, former address and                      (Zip Code)
   former fiscal year, if changed
       since last report)


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

Yes  [_]     No  [X]

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



PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . .   F-5

Consolidated Statement of Operations. . . . . . . . . . . . . . . . . . .   F-6

Consolidated Statement of Cash Flows. . . . . . . . . . . . . . . . . . .   F-7

Consolidated Statement of Stockholders' Equity. . . . . . . . . . . . . .   F-9

Notes to the Consolidated Financial Statements. . . . . . . . . . . . . .  F-10

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION . .    12

ITEM 3.     CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . .    14


PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . .    15

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS .    16

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . .    16

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . .    16

ITEM 5.     OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .    16

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . .    17


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

                                 March 31, 2005

                             (Stated in US Dollars)

                                   (Unaudited)
                                    ---------


--------------------------------------------------------------------------------

                                   LEGALPLAY ENTERTAINMENT INC.
                                   (A Development Stage Company)
                                CONSOLIDATED INTERIM BALANCE SHEETS
                               March 31, 2005 and December 31, 2004
                                      (Stated in US Dollars)
                                            (Unaudited)
                                             ---------

                                                                       March 31,     December 31,
                                     ASSETS                              2005            2004
                                     ------                         --------------  --------------

                                                                     December 31,    December 31,
Current
  Cash                                                              $       3,780   $          78
  Amounts receivable - Note 4                                              44,445          44,816
  Prepaid expenses and deposits                                                 -           3,074
                                                                    --------------  --------------

                                                                           48,225          47,968
Intangible assets and licence agreements                                        2               3
                                                                    --------------  --------------

                                                                    $      48,227   $      47,971
                                                                    ==============  ==============

LIABILITIES
-----------

Current
  Accounts payable and accrued liabilities                          $     184,205   $     174,345
  Notes payable - Note 4                                                   29,042          29,042
                                                                    --------------  --------------

                                                                          213,247         203,387
                                                                    --------------  --------------

STOCKHOLDERS' DEFICIENCY
------------------------

Capital stock
  Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding
  Common stock and paid-in capital
    100,000,000 shares authorized with a par value of $0.01
      33,175,000 (2004: 33,175,000) shares issued and outstanding         331,750         331,750
Additional paid-in capital                                              1,601,790       1,601,790
Treasury stock, at cost, 27,000 shares (2004: 27,000)                      (6,881)         (6,881)
Accumulated other comprehensive income                                     18,008          18,743
Deficit                                                                (1,305,454)     (1,305,454)
Deficit accumulated during the development stage                         (804,233)       (795,364)
                                                                    --------------  --------------

                                                                         (165,020)       (155,416)
                                                                    --------------  --------------

                                                                    $      48,227   $      47,971
                                                                    ==============  ==============


--------------------------------------------------------------------------------
                             SEE ACCOMPANYING NOTES                     Page F-5

                                      LEGALPLAY ENTERTAINMENT INC.
                                      (A Development Stage Company)
                              CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                         for the three months ended March 31, 2005 and 2004 and
            for the period from January 1, 2004 (Date of Inception of the Development Stage)
                                            to March 31, 2005
                                         (Stated in US Dollars)
                                               (Unaudited)
                                                ---------


                                                                                          January 1,
                                                                                        2004 (Date of
                                                                                       Inception of the
                                                                                         Development
                                                       Three months ended                 Stage) to
                                                            March 31,                      March 31,
                                                     2005                2004                2005
                                              ------------------  ------------------  ------------------
General and Administrative Expenses
  Amortization                                $               -   $          22,411   $          84,128
  Corporation promotion                                       -               6,006              13,852
  Insurance                                                   -               6,033              15,901
  Management and consultant fees - Note 3                 3,000              20,464              81,237
  Office supplies and services                            2,202              10,935              31,567
  Professional fees                                       8,024              24,164             157,011
  Rent                                                      642               4,891              14,018
  Royalties, software and advertising                         -              31,685              69,251
  Wages - Note 3                                              -              52,422              84,258
                                              ------------------  ------------------  ------------------

Loss before other items                                 (13,868)           (179,011)           (551,223)

Other items
  Incidental revenue                                      5,000               4,352              10,874
  Loss on disposition of equipment                            -                   -            (120,106)
  Write-down of intangible assets                            (1)                  -            (204,999)
  Write-off of notes payable                                  -                   -              16,776
  Gain on settlement of lawsuit                               -                   -              44,445
                                              ------------------  ------------------  ------------------

Net loss for the period                       $          (8,869)  $        (174,659)  $        (804,233)
                                              ==================  ==================  ==================

Loss per share                                $               -   $           (0.01)
                                              ==================  ==================

Diluted loss per share                        $               -   $           (0.00)
                                              ==================  ==================

Weighted average number of share outstanding         33,175,000          26,056,594
                                              ==================  ==================


--------------------------------------------------------------------------------
                             SEE ACCOMPANYING NOTES                     Page F-6

                                          LEGALPLAY ENTERTAINMENT INC.
                                         (A Development Stage Company)
                                 CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                             for the three months ended March 31, 2005 and 2004 and
                for the period from January 1, 2004 (Date of Inception of the Development Stage)
                                               to March 31, 2005
                                             (Stated in US Dollars)
                                                  (Unaudited)
                                                   ---------

                                                                                                 January 1,
                                                                                               2004 (Date of
                                                                                              Inception of the
                                                                                                 Development
                                                                Three months ended                Stage) to
                                                                     March 31,                    March 31,
                                                             2005                2004               2005
                                                     ------------------  ------------------  ------------------
Operating Activities
  Net loss for the period                            $          (8,869)  $        (174,659)  $        (804,233)
  Add (deduct) items not affecting cash:
    Amortization                                                     -              22,411              84,128
    Issuance of common stock for services                            -               6,000               1,000
    Stock-based compensation                                         -                   -               4,460
    Loss on disposition of equipment                                 -                   -             120,106
    Write-down of intangible assets                                  1                   -             204,999
    Write-off of notes payable                                       -                   -             (16,776)
    Gain on settlement of lawsuit                                    -                   -             (44,445)
  Changes in non-cash working capital items:
    Amounts receivable                                             371                (660)              2,965
    Prepaid expenses and deposits                                3,074              (5,148)             25,741
    Accounts payable and accrued liabilities                     9,860             (17,602)            100,823
                                                     ------------------  ------------------  ------------------

Net cash provided by (used in) operating activities              4,437            (169,658)           (321,232)
                                                     ------------------  ------------------  ------------------

Investing Activities
  Cash proceeds from assets disposition                              -                   -               5,458
  Purchase of equipment                                              -              (5,809)             (5,808)
                                                     ------------------  ------------------  ------------------

Net cash used in investing activities                                -              (5,809)               (350)
                                                     ------------------  ------------------  ------------------

                                                                                                        /cont'd


--------------------------------------------------------------------------------
                             SEE ACCOMPANYING NOTES                     Page F-7

                                                                                                      Continued

                                         LEGALPLAY ENTERTAINMENT INC.
                                         (A Development Stage Company)
                                 CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                            for the three months ended March 31, 2005 and 2004 and
               for the period from January 1, 2004 (Date of Inception of the Development Stage)
                                               to March 31, 2005
                                            (Stated in US Dollars)
                                                  (Unaudited)
                                                   ---------

                                                                                                 January 1,
                                                                                               2004 (Date of
                                                                                             Inception of the
                                                                                                Development
                                                              Three months ended                 Stage) to
                                                                   March 31,                     March 31,
                                                           2005                2004                2005
                                                    ------------------  ------------------  ------------------
Financing Activities
  Notes payable                                                     -                   -             115,818
  Cash proceeds from issuance of common stock                       -               1,000               1,000
                                                    ------------------  ------------------  ------------------

Net cash provided by financing activities                           -               1,000             116,818
                                                    ------------------  ------------------  ------------------

Effect of exchange rate changes on cash                          (735)                  -                (973)
                                                    ------------------  ------------------  ------------------

Increase (decrease) in cash                                     3,702            (174,467)  $        (205,737)

Cash, beginning of the period                                      78             209,517             209,517
                                                    ------------------  ------------------  ------------------

Cash, end of the period                             $           3,780   $          35,050   $           3,780
                                                    ==================  ==================  ==================

Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                        $               -   $               -   $               -
                                                    ==================  ==================  ==================

    Income taxes (recovery)                         $               -   $               -   $          (3,934)
                                                    ==================  ==================  ==================


--------------------------------------------------------------------------------
                            SEE ACCOMPANYING NOTES                      Page F-8

                                             LEGALPLAY ENTERTAINMENT INC.
                                            (A Development Stage Company)
                         CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                         for the period ended March 31, 2005
                                                (Stated in US Dollars)
                                                     (Unaudited)
                                                      ---------

                                              Common Shares             Additional
                                      -----------------------------      Paid-in        Treasury       Subscriptions
                                          Number        Par Value        Capital          Stock          Received
                                      -------------  --------------  --------------  ---------------  ---------------

Balance at December 31, 2002             17,175,000  $      171,750  $    1,452,405  $       (6,881)  $       32,480
Net loss                                          -               -               -               -                -
Foreign currency translation
  adjustment                                      -               -               -               -                -
Stock-based compensation                          -               -          11,800               -                -
Cancellation of agreement                         -               -               -               -          (32,480)
Shares issued for cash on exercise
  of options                                600,000           6,000           6,000               -                -
Shares issued for consulting
  services                                2,250,000          22,500          27,625               -                -
Shares issued for intangible assets       3,000,000          30,000          75,000               -                -
Shares issued for software                3,000,000          30,000          24,000               -                -
                                      -------------  --------------  --------------  ---------------  ---------------

Balance at December 31, 2003             26,025,000         260,250       1,596,830          (6,881)               -
Net loss for the year                             -               -               -               -                -
Foreign currency translation
  adjustment                                      -               -               -               -                -
Stock-based compensation                          -               -           4,460               -                -
Shares issued for cash on exercise
  of options                                 50,000             500             500               -                -
Shares issued for debt                    7,000,000          70,000               -               -                -
Shares issued for accepting the
  position of director and president        100,000           1,000               -               -                -
                                      -------------  --------------  --------------  ---------------  ---------------

Balance at December 31, 2004             33,175,000         331,750       1,601,790          (6,881)               -
Net loss for the period                           -               -               -               -                -
Foreign currency translation
  adjustment                                      -               -               -               -                -
                                      -------------  --------------  --------------  ---------------  ---------------

Balance at March 31, 2005                33,175,000  $      331,750  $    1,601,790  $       (6,881)  $            -
                                      =============  ==============  ==============  ===============  ===============


                                                                            Deficit
                                         Accumulated                      Accumulated
                                            Other                         During the
                                        Comprehensive                     Development
                                           Income           Deficit          Stage            Total
                                      ---------------  ---------------  ---------------  ---------------

Balance at December 31, 2002          $       17,229   $     (697,824)  $            -   $      969,159
Net loss                                           -         (607,630)               -         (607,630)
Foreign currency translation
  adjustment                                   1,752                -                -            1,752
Stock-based compensation                           -                -                -           11,800
Cancellation of agreement                          -                -                -          (32,480)
Shares issued for cash on exercise
  of options                                       -                -                -           12,000
Shares issued for consulting
  services                                         -                -                -           50,125
Shares issued for intangible assets                -                -                -          105,000
Shares issued for software                         -                -                -           54,000
                                      ---------------  ---------------  ---------------  ---------------

Balance at December 31, 2003                  18,981       (1,305,454)               -          563,726
Net loss for the year                              -                -         (795,364)        (795,364)
Foreign currency translation
  adjustment                                    (238)               -                -             (238)
Stock-based compensation                           -                -                -            4,460
Shares issued for cash on exercise
  of options                                       -                -                -            1,000
Shares issued for debt                             -                -                -           70,000
Shares issued for accepting the
  position of director and president               -                -                -            1,000
                                      ---------------  ---------------  ---------------  ---------------

Balance at December 31, 2004                  18,743       (1,305,454)        (795,364)        (155,416)
Net loss for the period                            -                -           (8,869)          (8,869)
Foreign currency translation
  adjustment                                    (735)               -                -             (735)
                                      ---------------  ---------------  ---------------  ---------------

Balance at March 31, 2005             $       18,008   $   (1,305,454)  $     (804,233)  $     (165,020)
                                      ===============  ===============  ===============  ===============


--------------------------------------------------------------------------------
                             SEE ACCOMPANYING NOTES                     Page F-9

                          LEGALPLAY ENTERTAINMENT INC.
                          (A Development Stage Company)
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 March 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------


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

          The results of operations for the three months ended March 31, 2005 are not indicative of the results that may be expected for the full year.

Note 2    Continuance of Operations
          -------------------------

          The consolidated interim financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At March 31, 2005, the Company has a working capital deficiency of $165,020, has not yet attained profitable operations and has accumulated losses of $2,109,687 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. Realization values may be substantially different from carrying values as shown in these financial statements should the Company be unable to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.


--------------------------------------------------------------------------------
                             SEE ACCOMPANYING NOTES                    Page F-10

LegalPlay Entertainment Inc.
(A Development Stage Company)
Notes to the Consolidated Interim Financial Statements
March 31, 2005
(Stated in US Dollars
(Unaudited)
 ---------

Note 3    Related Party Transaction
          -------------------------

          The Company incurred the following amounts with directors of the Company and a former officer of the Company:

                                                                                    January 1,
                                                                                  2004 (Date of
                                                                                 Inception of the
                                                                                   Development
                                                   Three months ended               Stage) to
                                                        March 31,                   March 31,
                                                 2005               2004              2005
                                          -----------------  -----------------  -----------------
          Management and consultant fees  $           3,000  $           4,500  $          61,678
          Wages                                           -                  -              1,000
                                          -----------------  -----------------  -----------------

                                          $           3,000  $           4,500  $          62,678
                                          =================  =================  =================


          These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

          At March 31, 2005, accounts payable and accrued liabilities include $7,000 (December 31, 2004: $16,836) payable to a director of the Company and a former officer of the Company.

Note 4    Subsequent  Events
          ------------------

          i) Subsequent to March 31, 2005, the Company issued 900,000 common shares at $0.01 per share for a total of $9,000 pursuant to an agreement to settle outstanding directors' fees.

          ii) Subsequent to March 31, 2005, the note payable to the officer of the Company outstanding at March 31, 2005 totalling $6,911 was paid.

          iii) Subsequent to March 31, 2005, the amount receivable of $44,445 was paid by cash of $42,195 and the return of 250,000 previously issued common shares of the Company.


--------------------------------------------------------------------------------
                             SEE ACCOMPANYING NOTES                    Page F-11

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


THREE-MONTH PERIOD ENDED MARCH 31, 2005

RESULTS OF CONTINUING OPERATIONS

The following table sets forth for the periods indicated selected information from LegalPlay Entertainment Inc.'s consolidated financial statements of operations:


--------------------------------------------------------------------------------

                                              THREE MONTHS   THREE MONTHS
                                                  ENDED          ENDED
                                                MARCH 31       MARCH 31
--------------------------------------------------------------------------
                                                  2005           2004
--------------------------------------------------------------------------
--------------------------------------------------------------------------
Tournament Income                                    5,000          4,352
Expenses                                            13,868        179,011
Other items                                             (1)             -
Income (Loss) before discontinued operations        (8,869)      (174,659)
--------------------------------------------------------------------------
Net Income (Loss) during the period                 (8,869)      (174,659)
==========================================================================

NET SALES. Net sales for the three months ended March 31 2005 were $5,000 compared to $4,352 for the three months ended March 31, 2004.

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

EXPENSES. Operating expenses for the three months ended March 31, 2005 were $13,868 compared to $179,011 for the three months ended March 31 2004. The major expense items for the three months ended March 31, 2005 were professional fees of $8,024, as compared to $24,164 for the three months ended March 31, 2004.

PROVISION FOR INCOME TAXES. No tax provision was made for the three months ended March 31, 2005.

FINANCIAL CONDITION AND LIQUIDITY

On March 31 2005, our net working capital was $165,022 compared to a net working capital of $155,419 at December 31, 2004. At March 31, 2005, the Company had cash and cash equivalents totaling $3,780 compared to December 31, 2004 the Company had cash and cash equivalents totaling $78. We are in immediate need of further working capital and are considering options with respect to financing in the form of debt, equity or a combination thereof, and may also consider disposing of assets as a method through which to raise additional working capital.

Net cash increased for the three months ended March 31, 2005 was $3,702. The increase in cash was mainly due to $4,437 increase in operating activities.

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

     Within 91 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the period ended March 31, 2005.

(ii) There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.


--------------------------------------------------------------------------------

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 6, 2002, the domain www.poker.com was re-directed without our consent or knowledge by Ala Corp., a company registered under the laws of Antigua. The domain was originally licensed from Ala Corp. to Uninet Technologies Inc. ("Uninet") in 1999. Uninet sub-licensed the domain to us. In turn, we sub-licensed the domain to Antico Holdings S.A. of Costa Rica for the operating of casino and/or card rooms. We retained all other rights to the domain name including developing the web site as a portal, marketing casinos and card rooms and other gaming software.

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


--------------------------------------------------------------------------------

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

     2.7*       On August 31st 2005, we filed an 8K regarding a CDN$33,000 Promissory Note to
                Pannell Kerr Forster, Chartered Accountants.

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

LEGALPLAY ENTERTAINMENT INC.
(Registrant)


                                              Date: November 21, 2005
-------------------------------
Cecil Morris
Director, President / Secretary


In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

                                              Date: November 21, 2005
-------------------------------
Cecil Morris
Director, President / Secretary


                                              Date: November 21, 2005
-------------------------------
John Page
Director / Treasurer


--------------------------------------------------------------------------------
                                                                         Page 17