Form 10QSB/A
period 2005-06-30
POKER COM INC
filed 2005-11-29
CIK 1102432

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



                          LEGALPLAY ENTERTAINMENT INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)



             Florida                    000-29219              98-0199508
---------------------------------  --------------------  ----------------------
 (State or other jurisdiction of     (Commission File        (IRS Employer
 incorporation or organization)           Number)          Identification No.)



    Suite 201, 1166 Alberni Street                       V6E 3Z3
 Vancouver, British Columbia, Canada
-------------------------------------       ------------------------------------
   (Address of principal executive                      (Zip Code)
              offices)


      Issuer's telephone number                        (778) 863-2961
        (including area code)
                                      ------



-------------------------------------       ------------------------------------
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

                                  June 30, 2005

                             (Stated in US Dollars)

                                   (Unaudited)
                                    ---------


--------------------------------------------------------------------------------

                                  LEGALPLAY ENTERTAINMENT INC.
                                 (A Development Stage Company)
                              CONSOLIDATED INTERIM BALANCE SHEETS
                              June 30, 2005 and December 31, 2004
                                     (Stated in US Dollars)
                                          (Unaudited)
                                           ---------



                                                                     June 30,     December 31,
                                             ASSETS                    2005           2004
                                             ------                ------------  --------------
Current
  Cash                                                             $     3,498   $          78
  Amounts receivable - Note 4                                           44,445          44,816
  Prepaid expenses and deposits                                              -           3,074
                                                                   ------------  --------------

                                                                        47,943          47,968
Intangible assets and licence agreements                                     -               3
                                                                   ------------  --------------

                                                                   $    47,943   $      47,971
                                                                   ============  ==============

LIABILITIES
-----------

Current
  Accounts payable and accrued liabilities                         $   188,553   $     174,345
  Notes payable - Note 4                                                31,647          29,042
                                                                   ------------  --------------

                                                                       220,200         203,387
                                                                   ------------  --------------

STOCKHOLDERS' DEFICIENCY
------------------------

Capital stock
  Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding
  Common stock and paid-in capital
    100,000,000 shares authorized with a par value of $0.01
    33,175,000 (2004: 33,175,000) shares issued and outstanding        331,750         331,750
Additional paid-in capital                                           1,601,790       1,601,790
Treasury stock, at cost, 27,000 shares (2004: 27,000)                   (6,881)         (6,881)
Accumulated other comprehensive income                                  17,318          18,743
Deficit                                                             (1,305,454)     (1,305,454)
Deficit accumulated during the development stage                      (810,780)       (795,364)
                                                                   ------------  --------------

                                                                      (172,257)       (155,416)
                                                                   ------------  --------------

                                                                   $    47,943   $      47,971
                                                                   ============  ==============

                                     SEE ACCOMPANYING NOTES


--------------------------------------------------------------------------------
                                                                        Page F-5

                                           LEGALPLAY ENTERTAINMENT INC.
                                          (A Development Stage Company)
                                  CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                          for the three and six months ended June 30, 2005 and 2004 and for the period from January 1, 2004 (Date of Inception of the Development Stage)
                                                 to June 30, 2005
                                              (Stated in US Dollars)
                                                   (Unaudited)
                                                    ---------

                                                                                                    January 1,
                                                                                                  2004 (Date of
                                                                                                Inception of the
                                                                                                   Development
                                           Three months ended           Six months ended            Stage) to
                                                 June 30,                   June 30,                 June 30,
                                           2005          2004          2005          2004             2005
                                       ------------  ------------  ------------  ------------  ------------------
General and Administrative Expenses
  Amortization                         $         -   $    20,625   $         -   $    43,036   $          84,128
  Corporation promotion                          -         3,904             -         9,910              13,852
  Insurance                                      -         5,921             -        11,954              15,901
  Management and consultant fees             3,000        12,334         6,000        32,798              84,237
  - Note 3
  Office supplies and services                 513         5,180         2,715        16,116              32,080
  Professional fees                          2,390        15,605        10,414        39,769             159,401
  Rent                                         642         4,740         1,284         9,630              14,660
  Royalties, software and advertising            -        12,399             -        44,084              69,251
  Wages - Note 3                                 -        30,134             -        82,556              84,258
                                       ------------  ------------  ------------  ------------  ------------------

Loss before other items                     (6,545)     (110,842)      (20,413)     (289,853)           (557,768)

Other items
  Incidental revenue                             -         2,000         5,000         6,352              10,874
  Loss on disposition of equipment               -        (8,688)            -        (8,688)           (120,106)
  Write-down of intangible assets               (2)            -            (3)            -            (205,001)
  Write-off of notes payable                     -             -             -             -              16,776
  Gain on settlement of lawsuit                  -             -             -             -              44,445
                                       ------------  ------------  ------------  ------------  ------------------

Net loss for the period                $    (6,547)  $  (117,530)  $   (15,416)  $  (292,189)  $        (810,780)
                                       ============  ============  ============  ============  ==================

Loss per share                         $         -   $     (0.01)  $         -   $     (0.01)
                                       ============  ============  ============  ============

Diluted loss per share                 $         -   $     (0.00)  $         -   $     (0.00)
                                       ============  ============  ============  ============

Weighted average number of share
outstanding                             33,175,000    26,056,594    33,175,000    26,056,594
                                       ============  ============  ============  ============

                                              SEE ACCOMPANYING NOTES


--------------------------------------------------------------------------------
                                                                        Page F-6

                                   LEGALPLAY ENTERTAINMENT INC.
                                  (A Development Stage Company)
                          CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                       for the six months ended June 30, 2005 and 2004 and
         for the period from January 1, 2004 (Date of Inception of the Development Stage)
                                         to June 30, 2005
                                      (Stated in US Dollars)
                                           (Unaudited)
                                            ---------

                                                                                   January 1,
                                                                                 2004 (Date of
                                                                                Inception of the
                                                                                  Development
                                                         Six months ended          Stage) to
                                                              June 30,              June 30,
                                                        2005         2004             2005
                                                     -----------  -----------  ------------------
Operating Activities
  Net loss for the period                            $  (15,416)  $ (292,189)  $        (810,780)
  Add (deduct) items not affecting cash:
    Amortization                                              -       43,036              84,128
    Issuance of common stock for services                     -        6,000               1,000
    Stock-based compensation                                  -            -               4,460
    Loss on disposition of equipment                          -        8,688             120,106
    Write-down of intangible assets                           3            -             205,001
    Write-off of notes payable                                -            -             (16,776)
    Gain on settlement of lawsuit                             -            -             (44,445)
  Changes in non-cash working capital items:
    Amounts receivable                                      371          573               2,965
    Prepaid expenses and deposits                         3,074       10,276              25,741
    Accounts payable and accrued liabilities             14,208          533             105,171
                                                     -----------  -----------  ------------------

Net cash provided by (used in) operating activities       2,240     (223,083)           (323,429)
                                                     -----------  -----------  ------------------

Investing Activities
  Cash proceeds from assets disposition                       -        5,460               5,458
  Purchase of equipment                                       -       (5,810)             (5,808)
                                                     -----------  -----------  ------------------

Net cash used in investing activities                         -         (350)               (350)
                                                     -----------  -----------  ------------------

                                                                                          /cont'd

                                      SEE ACCOMPANYING NOTES


--------------------------------------------------------------------------------
                                                                        Page F-7

                                                                                       Continued

                                  LEGALPLAY ENTERTAINMENT INC.
                                  (A Development Stage Company)
                          CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                       for the six months ended June 30, 2005 and 2004 and
        for the period from January 1, 2004 (Date of Inception of the Development Stage)
                                        to June 30, 2005
                                     (Stated in US Dollars)
                                           (Unaudited)
                                            ---------


                                                                                    January 1,
                                                                                 2004 (Date of
                                                                                Inception of the
                                                                                  Development
                                                        Six months ended           Stage) to
                                                            June 30,                June 30,
                                                       2005         2004             2005
                                                    -----------  -----------  ------------------
Financing Activities
  Notes payable                                          2,605       18,090             118,423
  Cash proceeds from issuance of common stock                -        1,000               1,000
                                                    -----------  -----------  ------------------

Net cash provided by financing activities                2,605       19,090             119,423
                                                    -----------  -----------  ------------------

Effect of exchange rate changes on cash                 (1,425)           -              (1,663)
                                                    -----------  -----------  ------------------

Increase (decrease) in cash                              3,420     (204,343)           (206,019)

Cash, beginning of the period                               78      209,517             209,517
                                                    -----------  -----------  ------------------

Cash, end of the period                             $    3,498   $    5,174   $           3,498
                                                    ===========  ===========  ==================

Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                        $        -   $        -   $               -
                                                    ===========  ===========  ==================

    Income taxes (recovery)                         $        -   $        -   $          (3,934)
                                                    ===========  ===========  ==================

                                     SEE ACCOMPANYING NOTES


--------------------------------------------------------------------------------
                                                                        Page F-8

                                               LEGALPLAY ENTERTAINMENT INC.
                                               (A Development Stage Company)
                            CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                            for the period ended June 30, 2005
                                                  (Stated in US Dollars)
                                                        (Unaudited)
                                                         ---------

                                                                                                             Accumulated
                                             COMMON SHARES        Additional                                    Other
                                         ----------------------    Paid-in    Treasury     Subscriptions   Comprehensive
                                           Number    Par Value     Capital      Stock        Received          INCOME
                                         ----------  ----------  -----------  ----------  ---------------
Balance at December 31, 2002             17,175,000  $  171,750  $ 1,452,405  $  (6,881)  $       32,480   $       17,229
Net loss                                          -           -                       -                -                -
Foreign currency translation
  adjustment                                      -           -            -          -                -            1,752
Stock-based compensation                          -           -       11,800          -                -                -
Cancellation of agreement                         -           -            -          -          (32,480)               -
Shares issued for cash on exercise
  of options                                600,000       6,000        6,000          -                -                -
Shares issued for consulting services     2,250,000      22,500       27,625          -                -                -
Shares issued for intangible assets       3,000,000      30,000       75,000          -                -                -
Shares issued for software                3,000,000      30,000       24,000          -                -                -
                                         ----------  ----------  -----------  ----------  ---------------  ---------------

Balance at December 31, 2003             26,025,000     260,250    1,596,830     (6,881)               -           18,981
Net loss for the year                             -           -            -          -                -                -
Foreign currency translation
  adjustment                                      -           -            -          -                -             (238)
Stock-based compensation                          -           -        4,460          -                -                -
Shares issued for cash on exercise
  of options                                 50,000         500          500          -                -                -
Shares issued for debt                    7,000,000      70,000            -          -                -                -
Shares issued for accepting the
  position of director and president        100,000       1,000            -          -                -                -
                                         ----------  ----------  -----------  ----------  ---------------  ---------------

Balance at December 31, 2004             33,175,000     331,750    1,601,790     (6,881)               -           18,743
Net loss for the period                           -           -            -          -                -                -
Foreign currency translation adjustment           -           -            -          -                -           (1,425)
                                         ----------  ----------  -----------  ----------  ---------------  ---------------

Balance at June 30, 2005                 33,175,000  $  331,750  $ 1,601,790  $  (6,881)  $            -   $       17,318
                                         ==========  ==========  ===========  ==========  ===============  ===============


                                                          Deficit
                                                        Accumulated
                                                        During the
                                                        Development
                                           Deficit         Stage        Total
                                         ------------  -------------  ----------
Balance at December 31, 2002             $  (697,824)  $          -   $ 969,159
Net loss                                    (607,630)             -    (607,630)
Foreign currency translation
  adjustment                                       -              -       1,752
Stock-based compensation                           -              -      11,800
Cancellation of agreement                          -              -     (32,480)
Shares issued for cash on exercise
  of options                                       -              -      12,000
Shares issued for consulting services              -              -      50,125
Shares issued for intangible assets                -              -     105,000
Shares issued for software                         -              -      54,000
                                         ------------  -------------  ----------

Balance at December 31, 2003              (1,305,454)             -     563,726
Net loss for the year                              -       (795,364)   (795,364)
Foreign currency translation
  adjustment                                       -              -        (238)
Stock-based compensation                           -              -       4,460
Shares issued for cash on exercise
  of options                                       -              -       1,000
Shares issued for debt                             -              -      70,000
Shares issued for accepting the
  position of director and president               -              -       1,000
                                         ------------  -------------  ----------

Balance at December 31, 2004              (1,305,454)      (795,364)   (155,416)
Net loss for the period                            -        (15,416)    (15,416)
Foreign currency translation adjustment            -              -      (1,425)
                                         ------------  -------------  ----------

Balance at June 30, 2005                 $(1,305,454)  $   (810,780)  $(172,257)
                                         ============  =============  ==========

                                                  SEE ACCOMPANYING NOTES


--------------------------------------------------------------------------------
                                                                        Page F-9

                          LEGALPLAY ENTERTAINMENT INC.
                          (A Development Stage Company)
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  June 30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------


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

          The results of operations for the six months ended June 30, 2005 are not indicative of the results that may be expected for the full year.

Note 2    Continuance of Operations
          -------------------------

          The interim financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At June 30, 2005, the Company has a working capital deficiency of $172,257, has not yet attained profitable operations and has accumulated losses of $2,116,234 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. Realization values may be substantially different from carrying values as shown in these financial statements should the Company be unable to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.


--------------------------------------------------------------------------------
                                                                       Page F-10

LegalPlay Entertainment Inc.
(A Development Stage Company)
Notes to the Consolidated Interim Financial Statements
June 30, 2005
(Stated in US Dollars
(Unaudited)
 ---------

Note 3    Related Party Transactions
          --------------------------

          The Company incurred the following amounts with directors of the Company and a former officer of the Company:

                                                                                  January 1,
                                                                                  2004 (Date
                                                                                 of Inception
                                                                                    of the
                                                                                  Development
                                    Three months ended       Six months ended      Stage) to
                                          June 30,               June 30,           June 30,
                                     2005        2004        2005        2004         2005
                                  ----------  ----------  ----------  ----------  ------------
               Management and
                 consultant fees  $    3,000  $   14,110  $    6,000  $   18,610        64,678
               Wages                       -           -           -           -         1,000
                                  ----------  ----------  ----------  ----------  ------------

                                  $    3,000  $   14,110  $    6,000  $   18,610  $     65,789
                                  ==========  ==========  ==========  ==========  ============

          These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

          At June 30, 2005, accounts payable and accrued liabilities includes $10,000 (December 31, 2004: $16,836) payable to directors and a former officer of the Company.

Note 4    Subsequent  Events
          ------------------

          i) Subsequent to June 30 2005, the Company issued 900,000 common shares at $0.01 per share for a total of $9,000 pursuant to an agreement to settle outstanding directors' fees.

          ii) Subsequent to June 30 2005, the note payable to the officer of the Company outstanding at June 30, 2005 totalling $6,911 was paid.

          iii) Subsequent to June 30 2005, the amount receivable of $44,445 was paid by cash of $42,195 and the return of 250,000 previously issued common shares of the Company.


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


SIX-MONTH PERIOD ENDED JUNE 30, 2005

RESULTS OF CONTINUING OPERATIONS

The following table sets forth for the periods indicated selected information from LegalPlay Entertainment Inc.'s consolidated financial statements of operations:


--------------------------------------------------------------------------------

                                              THREE MONTHS   THREE MONTHS   SIX MONTHS   SIX MONTHS
                                                  ENDED          ENDED         ENDED        ENDED
                                                 JUNE 30        JUNE 30       JUNE 30      JUNE 30
----------------------------------------------------------------------------------------------------
                                                  2005           2004          2005         2004
----------------------------------------------------------------------------------------------------
Tournament Income                                        -          2,000        5,000        6,352
Expenses                                             6,545        110,842       20,413      289,853
Other items                                             (2)        (8,688)          (3)      (8,688)
Income (Loss) before discontinued operations        (6,547)      (117,530)     (15,416)    (292,189)
----------------------------------------------------------------------------------------------------
Net Income (Loss) during the period                 (6,547)      (117,530)     (15,416)    (292,189)
====================================================================================================

NET SALES. Net sales for the six months ended June 30, 2005 were $5,000 compared to $6,352 for the six months ended June 30, 2004.

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

EXPENSES. Operating expenses for the six months ended June 30, 2005 were $20,413 compared to $289,853 for the six months ended June 30, 2004. Other expense items for the six months ended June 30, 2005 were the write-down of the intangible assets of $3, as compared to loss on disposition of equipment of $8,688 for the six months ended June 30, 2004.

PROVISION FOR INCOME TAXES. No tax provision was made for the three and six months ended June 30, 2005.

FINANCIAL CONDITION AND LIQUIDITY

On June 30, 2005, our net working capital deficiency was $172,257 compared to $155,419 for the year ended December 31, 2004. At June 30, 2005, the Company had cash and cash equivalents totaling $3,498 and compared to December 31, 2004 the Company had cash and cash equivalents totaling $78. We are in immediate need of further working capital and are considering options with respect to financing in the form of debt, equity or a combination thereof.

Net cash increased for the six months ended June 30, 2005 was $3,420. The increase in cash was mainly due to $2,605 provided by financing activities.

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

ITEM 5. OTHER INFORMATION.

None.


--------------------------------------------------------------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number  Description
    2.1*        On January 18th 2005, we filed an 8K accepting the resignation of Keith Andrews as a Director.
    2.2*        On February 16th 2005, we filed an 8K announcing the termination of our auditors,
                Pannell Kerr Forster and the appointment of Amisano Hanson Chartered
                Accountants as their replacement.
    2.3*        On March 10th 2005, we filed an 8K to announce the resignation of Gregory
                Cathcart as President, the appointment of Cecil Morris as President and the appointment of John Page as Director of the Company.
    2.4*        On July 11th 2005, we filed an 8K regarding a US$10,000 Promissory Note.
    2.5*        On July 18th 2005, we filed an 8K announcing 900,000 shares for debt issued at
                $ 0.01.
    2.6*        On August 10th 2005, we filed an 8K announcing a Settlement Agreement reached with Communication Services Inc. and Ala Corp.  The 8K further announced a
                Promissory Note in the amount of CDN$6,000.
    2.7*        On August 31st 2005, we filed an 8K regarding a CDN$33,000 Promissory Note to
                Pannell Kerr Forster, Chartered Accountants.
   31.1         302 Certification for the Chief Executive Officer
   31.2         302 Certification for the Chief Financial Officer
   32.1         906 Certification for the Chief Executive Officer
   32.2         906 Certification for the Chief Financial Officer

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