Form 10KSB
period 2005-12-31
POKER COM INC
filed 2006-03-31
CIK 1102432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-KSB


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended: DECEMBER 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from________________ to ________________


                         LEGALPLAY ENTERTAINMENT INC.
                  ---------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                     000-29219             98-0199508
-------------------------------    -----------------    ---------------------
(State or other jurisdiction of    (Commission File        (IRS Employer
 incorporation or organization)          Number)         Identification No.)


           Suite 206, 388 Drake                              V6B 6A8
     Vancouver, British Columbia, Canada
-----------------------------------------------    -----------------------------
   (Address of principal executive offices)                 (Zip Code)


         Issuer's telephone number                        (604) 648-2090
           (including area code)
                                    ---------

                Address                                      V6E 3Z3
  201-1166 Alberni Street Vancouver, British
            Columbia, Canada
-----------------------------------------------    -----------------------------
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

Yes [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-B is not contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]     No [X]

Revenues for the year ended December 31, 2005 were $0.00.

The aggregate value of the issuer's common stock held by non-affiliates (assuming that the issuer's only affiliates are its' directors, officers and 10% or greater stockholders) of the issuer as of December 31, 2005 was US$28,720 based upon the closing bid price of $0.004 per share of common stock on that date as reported by the NASD [Pink Sheets]. The issuer resumed trading on NASD OTC Bulletin Board under the symbol "LPLE" as of March 20, 2006.

REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

                                Not applicable.


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

March 28, 2006  - 34,075,000 Common Shares.


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

                  LEGALPLAY ENTERTAINMENT INC. (THE "COMPANY")

                                   FORM 10-KSB
                                TABLE OF CONTENTS


Item 1.   DESCRIPTION OF BUSINESS                                           1

Item 2.   DESCRIPTION OF PROPERTY                                           9

Item 3.   LEGAL PROCEEDINGS                                                10

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              11

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS         12

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        13

Item 7.   FINANCIAL STATEMENTS                                             15

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE                                             37

Item 8a.  CONTROLS AND PROCEDURES                                          37

Item 8b.  OTHER INFORMATION                                                38

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                38

Item 10.  EXECUTIVE COMPENSATION                                           39

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENTAND RELATED STOCKHOLDER MATTERS                        41

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   42

Item 13.  INDEX TO EXHIBITS                                                44

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                           44

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

We were incorporated in Florida on May 3, 1989 as Sparta Ventures Corp. In 1998 we entered into an agreement with Thermal Ablation Technologies Canada Inc., which had developed a thermal balloon ablation system to eliminate dysfunctional uterine bleeding. Our obligation was to raise $3 million to pursue the development of a prototype unit. As a result of this agreement, we changed our name to Thermal Ablation Technology Corporation on October 8, 1998. We raised $150,000 on a private placement basis, which was invested into the development of the prototype but we were unable to raise any further capital and as a result, the deal collapsed. After several months of unsuccessful operations, Thermal was abandoned and we were reclassified as a development stage enterprise in 1998. We retained a 6% interest in Thermal Ablation Technologies Canada Inc. with no further obligation.

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

The terms of our agreement with Uninet included paying to Ala Corp. $100,000 and issuing to it 750,000 shares of our common stock as an initial fee plus pay an on-going royalty of 4 % of our gross revenue to Ala Corp. Half of the 750,000 shares referred to above were issued to two of our directors, one of whom was, at the time, also a director of Uninet. Pursuant to our sub-license agreement with Uninet, we acquired the exclusive worldwide rights to market the www.poker.com URL until the year 2098. In addition, the title to the URL transfers to us free and clear of all encumbrances when the cumulative on-going royalties paid to Ala Corp. exceeds $1 million.

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

By mid 2000, we realized that the Gamingtech software was badly constructed and Gamingtech was unable to upgrade it's system. As a result, on September 14, 2000, the Company purchased a casino software license from Starnet Systems International Inc. in return for $100,000 in advertising and monthly fees based on a percentage of net monthly revenue. We then cancelled our agreement with Gamingtech.

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

On September 17, 2003, our wholly owned subsidiary, SkillPoker.com, Inc. officially launched a beta for SkillPoker tournaments on www.SkillPoker.com, the first skill based poker site in North America. On November 15, 2003, our wholly owned subsidiary, SkillPoker.com officially released the real money, pay-for-play version for SkillPoker tournaments on www.SkillPoker.com. In 2003, we generated marginal revenues from the patent pending SkillPoker system. It became apparent that even though the Skill Poker was a legal way of playing Poker on line there was no incentive for players that were playing on "illegal" sites to change over to skill poker. LegalPlay came to the conclusion that the business model would not succeed until the U.S Government outlawed all on-line gaming which is logistically almost impossible to achieve.

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

On June 1, 2004, PokerSoft sent a demand letter to SkillPoker regarding the lack of payment of the May 2004 invoice in the amount of US$3,000. The outstanding payment was not made to PokerSoft within the ten days stipulated in their demand letter. On June 15, 2004, SkillPoker received a subsequent letter from PokerSoft giving them notice that, effective immediately, they were terminating the License Agreement, as per Clause 7(a) of the contract.

On February 8, 2005, the Company's Board of Directors resolved to terminate the services of Pannell Kerr Forster Chartered Accountants to perform the audit of the Corporation's 2004 financial statements. This decision is in no way based on Pannell Kerr Forster's performance or services provided to date.
The firm of Amisano Hanson Chartered Accountants has been retained to audit the Corporation's 2004 financial statements. The Company will continue to use the services of Amisano Hanson until resolved otherwise.

On February 16, 2005, the Company made the necessary regulatory filings with the U.S. Securities and Exchange Commission in regards to their change in auditor.

The company filed a Form 15-12(g) with the United States Securities and Exchange Commission ("SEC") on March 18, 2005, terminating their obligations as a reporting issuer. At that time, the Company did not have the financial resources to pay the accounting or legal fees which were necessary to complete the regulatory filings for the SEC. As a result of this filing, the company was no longer listed on the OTC-BB and became listed on the Pink Sheets under the trading symbol, LPLE.PK.

In April 2005, the Company and SkillPoker were in default under the terms and conditions of the Blue Diamond Agreement who gave written notice to cancel the Agreement and take back the assignment of the inventions.

On April 14, 2005, the parties entered into an Assignment Agreement, where in consideration of the sum of $1.00, SkillPoker assigned to Blue Diamond the inventions and patents known as:

         --------------  -------------  ------------
          Country        Serial Number  Filing Date
         --------------  -------------  ------------
          United States  60/393,736     July 8, 2002
         --------------  -------------  ------------
          United States  10/614,752     July 8, 2003
         --------------  -------------  ------------

In October, 2001, the Company's wholly-owned subsidiary, Casino Marketing S.A. entered an agreement with Genius Goods Inc. for the exclusive marketing and licensing rights to the Poker.cc domain name. In November 2003, as a result of the Company's primary focus on the operation of the patent pending Skill Poker system, the agreement was amended such that in consideration for the domain name Poker.cc, Genius Goods would accept a Skill Poker sub license. Poker.cc never launched a SkillPoker website and it was later agreed to transfer the URL, poker.cc, back to Genius Goods Inc. The transfer took place on April 22, 2005 and all dealings between the two companies has been subsequently terminated.

On April 25, 2005, the Company reached a Settlement Agreement with Ala Corp. regarding the dispute over the Poker.com URL/domain name and trademark dispute. The Settlement Agreement outlined the following terms:

     - Communication Services Inc. will pay to the counsel for Uninet and LegalPlay, Kornfeld Mackoff Silber, in trust, US$435,000 for distribution to both Uninet and LegalPlay.

     - Ala Corp., and associated parties, agree to transfer to LegalPlay, or as they may direct, all of their right, title and interest in their 2,403,400 common shares of LegalPlay Entertainment.

As a result of the Assignment Agreement that the Company entered into with Uninet (who agreed to finance the legal fees for a share of the URL) on December 29, 2004, assigning 90% of any settlement with Communication Services Inc. or Ala Corp. to Uninet, the Company received a cash settlement of US$42,000 and 250,000 common shares of LegalPlay.

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

On July 15, 2005, the Company issued 900,000 common shares, representing 2.71%, of LegalPlay to the directors of the Company, as settlement for outstanding directors fees totaling US$9,000. The debt was settled at an exchange price per common share of $0.01 and the shares were issued under the conditions of Rule 144 and contain the appropriate restrictive legend.

We continued to operate through our three subsidiary companies: Casino Marketing S.A., a Costa Rican registered company; 564448 BC Ltd., a British Columbia registered company; and Skill Poker.com Inc., a Washington state registered company incorporated January 29, 2003 however, it has been decided to dissolve these three companies as they are no longer needed by the Company.

Our current business strategy is to acquire new Poker software and market the software to on-line gaming sites worldwide.

COMPETITION

The on-line gaming market is rapidly evolving and intensely competitive and we expect that competition will further intensify in the future. Barriers to entry are high.

Many of our competitors have longer operating histories, larger customer bases, greater brand recognition and greater financial, marketing and other resources than us. We are aware that certain of our competitors have and may continue to adopt aggressive policies and devote substantially more resources to website and systems development than us. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise.

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

OTHER INFORMATION

Neither the Company nor any of its' subsidiaries engaged in any research and development activities during 2005. We do not manufacture any products or engage in any activity that requires compliance with environmental laws.

EMPLOYEES

As of December 31, 2005, we had no employees.

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

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on NASD broker-dealers who make a market in "a penny stock". A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. Our shares were quoted on the Pink Sheets, and the price of our shares ranged from $0.002 (low) to $0.023 (high) during the year ended December 31, 2005. The closing price of our shares on December, 31,2005 was $0.004. Purchases and sales of our shares are generally facilitated by NASD broker-dealers who act as market makers for our shares. The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

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


ITEM 2.     DESCRIPTION OF PROPERTY

In 2004, we occupied 1,145 square feet of commercial space at #630-1188 West Georgia Street in Vancouver, British Columbia, Canada. This facility housed all of our operations including technical, marketing and administration for all of our subsidiaries. The annual cost of the space at the West Georgia location was approximately $13,376. On January 1, 2005, we relocated our offices to Suite 201, 1166 Alberni Street, Vancouver, British Columbia, Canada. The cost of the space at the Alberni Street location was approximately

$2,400 per annum. In order to save costs we have subsequently moved our offices to #206-388 Drake Street, Vancouver where we share offices provided by one of our shareholders.


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

In April 2005, we reached an agreement with Antico confirming that the damages that Antico suffered substantially exceeded the amount that was owing to LegalPlay in unpaid royalties. Antico agreed that they would not commence legal action for damages on the condition that LegalPlay write off the outstanding debt.
On April 25, 2005, the Company reached a Settlement Agreement with Ala Corp. regarding the dispute over the URL/domain name and trademark dispute.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

                                    PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

MARKET INFORMATION

There is no "established trading market" for shares of our common stock. As of December 31, 2005 common stock was quoted on the Pink Sheets operated by the National Association of Securities Dealers, Inc. under the symbol "LPLE.PK". No assurance can be given that any "established trading market" for our common stock will develop or be maintained. We subsequently resumed trading on NASD OTC Bulletin Board under the symbol "LPLE" as of March 20, 2006

The range of high and low closing bid quotations for our common stock during each quarter of the calendar years ended December 31 2005, and 2004 is shown below, as quoted by Reuters. Prices are inter-dealer quotations, without retail mark-up, markdown or commissions and may not represent actual transactions.


STOCK QUOTATIONS

          -----------------  ---------  --------
          QUARTER ENDED      HIGH BID   LOW BID
          -----------------  ---------  --------
          March 31 2004      $   0.090  $  0.070
          -----------------  ---------  --------
          June 30 2004       $   0.045  $  0.025
          -----------------  ---------  --------
          September 30 2004  $   0.024  $  0.020
          -----------------  ---------  --------
          December 31 2004   $   0.014  $  0.013
          -----------------  ---------  --------
          March 31 2005           N/A        N/A
          -----------------  ---------  --------
          June 30 2005            N/A        N/A
          -----------------  ---------  --------
          September 30 2005       N/A        N/A
          -----------------  ---------  --------
          December 31 2005   $   0.004  $  0.004
          -----------------  ---------  --------


The future sale of our presently outstanding "unregistered" and "restricted" common stock by present members of management and persons who own more than five percent of our outstanding voting securities may have an adverse effect on any "established trading market" that may develop in the shares of our common stock.


HOLDERS

As of December 31, 2005, we had 45 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. We do not know the beneficial owners of such shares.

DIVIDENDS

We have not declared any cash dividends with respect to our common stock and do not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides the information at December 31, 2005 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the company are authorized for issuance:

PLAN CATEGORY          NUMBER OF SECURITIES TO    WEIGHTED-AVERAGE   NUMBER OF SECURITIES REMAINING
                            BE ISSUED UPON       EXERCISE PRICE OF    AVAILABLE FOR FUTURE ISSUANCE
                       EXERCISE OF OUTSTANDING      OUTSTANDING         UNDER EQUITY COMPENSATION
                        OPTIONS, WARRANTS AND    OPTIONS, WARRANTS     PLANS (EXCLUDING SECURITIES
                                RIGHTS               AND RIGHTS         REFLECTED IN COLUMN (a))
                                 (a)                    (b)                        (c)
---------------------  ------------------------  ------------------  -------------------------------
Equity compensation              Nil                    Nil                        Nil
plans approved by
security holders
---------------------  ------------------------  ------------------  -------------------------------
Equity compensation              Nil                    Nil                        Nil
plans not approved by
security holders
---------------------  ------------------------  ------------------  -------------------------------
TOTAL                            Nil                    Nil                        Nil
---------------------  ------------------------  ------------------  -------------------------------


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

You should read the following discussion and analysis in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-KSB.

OVERVIEW

We operate our business through the three subsidiary companies: Casino Marketing S.A., a Costa Rican registered company which performs technical management for our licensees; 564448 BC Ltd., a British Columbia registered company which performs administrative management services to LegalPlay Entertainment Inc.; and Skill Poker.com Inc., a Washington state registered company incorporated on January 29, 2003. As we no longer require the abovementioned subsidiaries, we have decided to dissolve all three entities.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2005 AND TWELVE MONTHS ENDED DECEMBER 31, 2004

General Description
-------------------
Our current business strategy is to develop our own Poker software and market the software to on-line gaming sites worldwide.

Revenue
-------
We had continuing revenue of $nil and discontinued operations revenue of $nil for the twelve months ended December 31, 2005, the discontinued operations revenue for the twelve months ended December 31, 2004 has been reclassified and included in discontinued operations.

General and Administrative Operating Expenses
---------------------------------------------
Our total general and administrative operating expenses were $59,413 in fiscal 2005, compared to $537,355 in fiscal 2004. The Company was able to cut back on management/consulting fees, professional fees, royalties/software and advertising, and wages during the period ended December 31, 2005.

The following are general and administrative expenses categories decreased significantly in 2005 compared to 2004:

-----------------------------------  ------  -------
GENERAL AND ADMINISTRATIVE            2005    2004
OPERATING EXPENSES
-----------------------------------  ------  -------
Management and consulting fees       19,063   78,237
-----------------------------------  ------  -------
Professional Fees                    32,998  148,987
-----------------------------------  ------  -------
Royalties, software and advertising       -   69,251
-----------------------------------  ------  -------
Wage                                      -   84,258
-----------------------------------  ------  -------


Net loss for the Year
---------------------
Net loss for fiscal 2005 was $54,416 compared to net loss of $795,364 in fiscal 2004. We had basic net loss of $0 per share in 2005 compared to loss of $0.03 per share in 2004.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2005, our working capital deficit was $201,534 compared to $155,419 for the year ended December 31, 2004. At December 31, 2005, the Company had cash and cash equivalents totaling $6,765 and compared to $78 for the year ended December 31, 2004. We are in immediate need of further working capital and are considering options with respect to financing in the form of debt, equity or a combination thereof.,

Net cash increased for the year ended December 31, 2005 was $6,687. The increase in cash was mainly due to $47,796 provided by financing activities.

Net cash used for investing activities for the year ended December 31, 2005 was $0.

The Company's ability to continue as a going concern and fund operations in 2006 is contingent upon its' ability to raise funds through equity or debt financing.

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          LEGALPLAY ENTERTAINMENT INC.

                          (A Development Stage Company)

                  REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2005 and 2004

                             (Stated in US Dollars)
                              --------------------

A PARTNERSHIP OF INCORPORATED PROFESSIONALS                       AMISANO HANSON
                                                           CHARTERED ACCOUNTANTS


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders,
LegalPlay Entertainment Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of LegalPlay Entertainment Inc. (A Development Stage Company) and its subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, cash flows and stockholders' equity (deficiency) for each of the years then ended and the period from January 1, 2004 (Date of Inception of Development Stage) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of LegalPlay Entertainment Inc. and its subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the years then ended and the period from January 1, 2004 (Date of Inception of Development Stage) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficiency, is in the development stage with no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. Management plans in regard to their planned financing and other matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Vancouver, Canada                                               "AMISANO HANSON"
March 1, 2006                                              Chartered Accountants

750 WEST PENDER STREET, SUITE 604                       TELEPHONE:  604-689-0188
VANCOUVER CANADA                                        FACSIMILE:  604-689-9773
V6C 2T7                                               E-MAIL:  amishan@telus.net


                             SEE ACCOMPANYING NOTES

                                 LEGALPLAY ENTERTAINMENT INC.
                                (A Development Stage Company)
                                 CONSOLIDATED BALANCE SHEETS
                                  December 31, 2005 and 2004
                                    (Stated in US Dollars)
                                     --------------------


                             ASSETS                                    2005          2004
                             ------                                ------------  ------------
Current
  Cash                                                             $     6,765   $        78
  Amounts receivable - Notes 4 and 5                                     2,250        44,816
  Prepaid expenses and deposits                                              -         3,074
                                                                   ------------  ------------

                                                                         9,015        47,968

Intangible assets and licence agreements - Note 5                            -             3
                                                                   ------------  ------------

                                                                   $     9,015   $    47,971
                                                                   ============  ============

Current
  Accounts payable and accrued liabilities - Notes 5, 7 and 8      $   133,711   $   174,345
  Notes payable - Note 6                                                76,838        29,042
                                                                   ------------  ------------

                                                                       210,549       203,387
                                                                   ------------  ------------

STOCKHOLDERS' DEFICIENCY

Capital stock - Notes 5, 7, 8 and 10
  Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding
  Common stock
      100,000,000 shares authorized with a par value of $0.01
      34,075,000(2004: 33,175,000) shares issued and outstanding     1,942,540     1,933,540
Treasury stock, at cost, 27,000 shares (2004: 27,000)                   (6,881)       (6,881)
Accumulated other comprehensive income                                  18,041        18,743
Deficit                                                             (1,305,454)   (1,305,454)
Deficit accumulated during the development stage                      (849,780)     (795,364)
                                                                   ------------  ------------

                                                                      (201,534)     (155,416)
                                                                   ------------  ------------

                                                                   $     9,015   $    47,971
                                                                   ============  ============

Nature and Continuance of Operations - Note 1

                             SEE ACCOMPANYING NOTES

                                           LEGALPLAY ENTERTAINMENT INC.
                                          (A Development Stage Company)
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                for the years ended December 31, 2005 and 2004 and
                   the period from January 1, 2004 (Date of Inception of the Development Stage)
                                               to December 31, 2005
                                              (Stated in US Dollars)
                                               --------------------

                                                                                               January 1, 2004
                                                                                              (Date of Inception
                                                                                              of the Development
                                                                                                  Stage) to
                                                                                                 December 31,
                                                         2005                  2004                  2005
                                                 --------------------  --------------------  --------------------
General and administrative expenses
  Amortization                                   $                 -   $            84,128   $            84,128
  Bad debts                                                       47                     -                    47
  Corporation promotion                                            -                13,852                13,852
  Insurance                                                        -                15,901                15,901
  Management and consultant fees - Note 7                     19,063                78,237                97,300
  Office supplies and services                                 4,737                29,365                34,102
  Professional fees                                           32,998               148,987               181,985
  Rent                                                         2,568                13,376                15,944
  Royalties, software and advertising                              -                69,251                69,251
  Wages - Note 7                                                   -                84,258                84,258
  Website marketing                                                -                     -                     -
                                                 --------------------  --------------------  --------------------

Loss before other items                                      (59,413)             (537,355)             (596,768)
                                                 --------------------  --------------------  --------------------

Other items
  Incidental revenue                                           5,000                 5,874                10,874
  Loss on disposition of equipment - Note 11                       -              (120,106)             (120,106)
  Write-down of intangible assets - Note 5                        (3)             (204,998)             (205,001)
  Write-off of notes payable - Note 6                              -                16,776                16,776
  Gain on settlement of lawsuit - Notes 4 and 5                    -                44,445                44,445
                                                 --------------------  --------------------  --------------------

                                                               4,997              (258,009)             (253,012)
                                                 --------------------  --------------------  --------------------

Loss for the period                                          (54,416)             (795,364)             (849,780)

Comprehensive loss
  Foreign currency translation adjustment                       (702)                 (238)               18,041
                                                 --------------------  --------------------  --------------------

Net comprehensive loss                           $           (55,118)  $          (795,602)  $          (831,739)
                                                 ====================  ====================  ====================

Basic and diluted loss per share                 $             (0.00)  $             (0.03)
                                                 ====================  ====================

Weighted average number of share outstanding              33,584,315            26,089,863
                                                 ====================  ====================

                             SEE ACCOMPANYING NOTES

                                         LEGALPLAY ENTERTAINMENT INC.
                                         (A Development Stage Company)
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              for the years ended December 31, 2005 and 2004 and
                 the period from January 1, 2004 (Date of Inception of the Development Stage)
                                             to December 31, 2005
                                            (Stated in US Dollars)
                                             --------------------


                                                                                            January 1, 2004
                                                                                           (Date of Inception
                                                                                           of the Development
                                                                                               Stage) to
                                                                                              December 31,
                                                      2005                  2004                  2005
                                              --------------------  --------------------  --------------------
Operating Activities
  Net loss for the period                     $           (54,416)  $          (795,364)  $          (849,780)
  Add (deduct) items not affecting cash:
    Amortization                                                -                84,128                84,128
    Issuance of common stock for services                       -                 1,000                 1,000
    Stock-based compensation                                    -                 4,460                 4,460
    Loss on disposition of equipment                            -               120,106               120,106
    Write-down of intangible assets                             3               204,998               205,001
    Write-off of notes payable                                  -               (16,776)              (16,776)
    Gain on settlement of lawsuit                               -               (44,445)              (44,445)
  Changes in non-cash working capital items:
    Amounts receivable                                     42,566                 2,594                45,160
    Prepaid expenses and deposits                           3,074                22,667                25,741
    Accounts payable and accrued liabilities              (31,634)               90,963                61,100
                                              --------------------  --------------------  --------------------

Net cash used in operating activities                     (40,407)             (325,669)             (364,305)
                                              --------------------  --------------------  --------------------

Investing Activities
  Purchase of intangible assets                                 -                     -                     -
  Cash proceeds from assets disposition                         -                 5,458                 5,458
  Purchase of equipment                                         -                (5,808)               (5,808)
                                              --------------------  --------------------  --------------------

Net cash used in investing activities                           -                  (350)                 (350)
                                              --------------------  --------------------  --------------------

                                                                                                       /cont'd


                             SEE ACCOMPANYING NOTES

                                                                                                           Continued

                                            LEGALPLAY ENTERTAINMENT INC.
                                            (A Development Stage Company)
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 for the years ended December 31, 2005 and 2004 and
                    the period from January 1, 2004 (Date of Inception of the Development Stage)
                                                to December 31, 2005
                                               (Stated in US Dollars)
                                                --------------------


                                                                                                  January 1, 2004
                                                                                                 (Date of Inception
                                                                                                 of the Development
                                                                                                     Stage) to
                                                                                                    December 31,
                                                            2005                  2004                  2005
                                                    --------------------  --------------------  --------------------
Financing Activities
  Increase in notes payable                                      47,796               115,818               163,614
  Cash proceeds from issuance of common
  stock                                                               -                 1,000                 1,000
                                                    --------------------  --------------------  --------------------

Net cash provided by financing activities                        47,796               116,818               164,614
                                                    --------------------  --------------------  --------------------

Effect of exchange rate changes on cash                            (702)                 (238)               (2,711)
                                                    --------------------  --------------------  --------------------

Increase (decrease) in cash                                       6,687              (209,439)             (202,752)

Cash, beginning of the period                                        78               209,517               209,517
                                                    --------------------  --------------------  --------------------

Cash, end of the period                             $             6,765   $                78   $             6,765
                                                    ====================  ====================  ====================

Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                        $                 -   $                 -   $                 -
                                                    ====================  ====================  ====================

    Income taxes (recovery)                         $                 -   $            (3,934)  $            (3,934)
                                                    ====================  ====================  ====================

Non-cash Transactions - Note 10


                             SEE ACCOMPANYING NOTES

                                              LEGALPLAY ENTERTAINMENT INC.
                                             (A Development Stage Company)
                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                     for the years ended December 31, 2005 and 2004
                                                 (Stated in US Dollars)
                                                  --------------------


                                                                                            Accumulated
                                           Common Shares                                       Other
                                      ----------------------   Treasury   Subscriptions    Comprehensive
                                        Number      Amount      Stock        Received         INCOME         Deficit
                                      ----------  ----------  ----------  --------------  ---------------  ------------
Balance at December 31, 2003          26,025,000  $1,857,080  $  (6,881)  $            -  $       18,981   $(1,305,454)
Net loss for the year                          -           -          -                -               -             -
Foreign currency translation
  adjustment                                   -           -          -                -            (238)            -
Stock-based compensation                       -       4,460          -                -               -             -
Shares issued for cash on exercise
  of options                              50,000       1,000          -                -               -             -
Shares issued for debt                 7,000,000      70,000          -                -               -             -
Shares issued for accepting the
  position of director and president     100,000       1,000          -                -               -             -
                                      ----------  ----------  ----------  --------------  ---------------  ------------

Balance at December 31, 2004          33,175,000   1,933,540     (6,881)               -          18,743    (1,305,454)
Net loss for the year                          -           -          -                -               -             -
Foreign currency translation
  adjustment                                   -           -          -                -            (702)            -
Shares issued for debt                   900,000       9,000          -                -               -             -
                                      ----------  ----------  ----------  --------------  ---------------  ------------

Balance at December 31, 2005          34,075,000  $1,942,540  $  (6,881)  $            -  $       18,041   $(1,305,454)
                                      ==========  ==========  ==========  ==============  ===============  ============


                                         Deficit
                                       Accumulated
                                       During the
                                       Development
                                          Stage        Total
                                      -------------  ----------
Balance at December 31, 2003          $          -   $ 563,726
Net loss for the year                     (795,364)   (795,364)
Foreign currency translation
  adjustment                                     -        (238)
Stock-based compensation                         -       4,460
Shares issued for cash on exercise
  of options                                     -       1,000
Shares issued for debt                           -      70,000
Shares issued for accepting the
  position of director and president             -       1,000
                                      -------------  ----------

Balance at December 31, 2004              (795,364)   (155,416)
Net loss for the year                      (54,416)    (54,416)
Foreign currency translation
  adjustment                                     -        (702)
Shares issued for debt                           -       9,000
                                      -------------  ----------

Balance at December 31, 2005          $   (849,780)  $(201,534)
                                      =============  ==========

                             SEE ACCOMPANYING NOTES

                          LEGALPLAY ENTERTAINMENT INC.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004
                             (Stated in US Dollars)
                              --------------------


Note 1    Nature and Continuance of Operations
          ------------------------------------

          The Company was incorporated under the laws of the State of Florida on May 3, 1989 as Sparta Ventures Corp. and remained inactive until June 27, 1998. The name was changed to Thermal Ablation Technologies Corporation on October 8, 1998 and then to Poker.com, Inc. on August 10, 1999. On September 15, 2003, the Company changed its name to LegalPlay Entertainment Inc. The Company's business to December 31, 2003 was primarily related to the operations of online gaming. The Company discontinued its business of software gaming license operations and during the year ended December 31, 2004 and subsequent, the Company's intention was to internally develop gaming software and market the software or to acquire a gaming software license to market and sub-license the software.

          Commencing January 1, 2004, the Company is in the development stage.

          These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2005, the Company had not yet achieved profitable operations, has accumulated losses of $2,155,234 since its inception, has a working capital deficiency of $201,534 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 2    Summary of Significant Accounting Policies
          ------------------------------------------

          The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

          ------------------------------------------

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

          b)   Development Stage Company
               -------------------------

               The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7. For the purpose of providing cumulative amounts for the statements of operations and cash flows, these amounts consider only those losses for the period from January 1, 2004 to December 31, 2005, the period in which the Company has undertaken a new development stage activity.

          c)   Impairment of Long-lived Assets
               -------------------------------

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

          d)   Goodwill and Intangible Assets
               ------------------------------

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

          ------------------------------------------

          e)   Other Comprehensive Income (Loss)
               ---------------------------------

               The Company has other comprehensive income (loss) arising from foreign currency translation. Accordingly, other comprehensive income is shown as a separate component of stockholders' equity.

          f)   Basic and Diluted Loss Per Share
               --------------------------------

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

          g)   Revenue Recognition
               -------------------

               The Company recognizes revenues from licensees and customers on an accrual basis according to the terms and conditions of each individual license agreement. Allowances for non-collection of revenues are made when collectibility becomes uncertain. Each license agreement generates sub-license fees for the right to use the poker or casino software and royalty revenue for the service of managing and marketing the website.

               Recognition of revenue for each type of revenue is as follows:

               i)   Sub-license Fees
                    ----------------

                    The sub-license fee is a one-time, non-refundable fee for the right to use the poker/casino software. The Company negotiates different terms of payment for each individual license agreement sold. Typically, the revenue on each sub-license is recognized when the website goes live.

          ------------------------------------------

          g)   Revenue Recognition - (cont'd)
               -------------------

               ii)  Royalties
                    ---------

                    Under the terms of each sub-license agreement, the licensee is required to pay royalties to the Company for the amount of game traffic at their site over a specified period of time. The royalties are calculated based on the percentage of game traffic (house win or rake) in a given month according to the specific terms set out in each specified license agreement. The Company records the revenue for these royalties on a monthly basis when the amounts become known.

               iii) Tournament Fees
                    ---------------

                    Tournament fees are charged to players who wish to enter a tournament. Depending on the type of tournament to be played, the Company will charge typically ten percent of the tournament buy in. The Company records the revenue for these tournaments on a monthly basis.

               iv)  Incidental Revenue
                    ------------------

                    Incidental revenue consists of tournament fees derived from the first month since the launch of the Skill Poker card room as well as miscellaneous income.

               v)   Other Revenue
                    -------------

                    The revenue from banner advertising is recognized when the ads are placed on the Company's website.

          h)   Foreign Currency Translation
               ----------------------------

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

          ------------------------------------------

          h)   Foreign Currency Translation - (cont'd)
               ----------------------------

               Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses would be included in Other Income (Expenses) on the Statement of Operations.

          i)   Stock-based Compensation
               ------------------------

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

               The company applies APB Opinion No. 25 and related interpretations in accounting for its stock options granted to employees. As there were no employee stock option granted during the years ended December 31, 2005 and 2004, there was no compensation expense recognized as wage expense during the years ended December 31,2005 and 2004. Had compensation expense been determined as provided in SFAS 123 using the Black-Scholes option pricing model, the pro-forma effect on the Company's net loss and loss per share amounts would have been as follows:

                                                                                      2004
                                                                                   ----------
               Net loss, as reported                                               $(795,364)

               Add: stock-based employee compensation expense under intrinsic value method, included in reporting net income, net of related tax
               effects                                                                     -

               Deduct: total stock-based compensation expense determined under
               fair value based method for all awards, net of related tax effects    (49,506)
                                                                                   ----------

               Pro-forma net loss                                                  $(844,870)
                                                                                   ==========

               Pro-forma net loss per share                                        $   (0.03)
                                                                                   ==========

          ------------------------------------------

          i)   Stock-based Compensation - (cont'd)
               ------------------------

               The fair value of each option grant is calculated using the following weighted average assumptions:

                                          2004
                                         -------
               Expected life (years)          2
               Risk-free interest rate     4.00%
               Expected volatility       182.57%
               Expected dividend yield      0.0%

               The Black-Scholes option pricing model requires the input of highly subjective assumptions including the expected price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate and therefore the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of the Company's share purchase options.

               The compensation charge associated with options granted to consultants in the amount of $4,460 is included in consulting expense for the year ended December 31, 2004.

               The compensation charge associated with options granted to consultants is $Nil (2004: $4,460 included in consulting expense) for the year ended December 31, 2005.

          ------------------------------------------

          j)   Recent accounting pronouncements - (cont'd)
               --------------------------------

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

     a)   Fair  Value
          -----------

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

          b)   Interest Rate Risk
               ------------------

               The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary current assets and current liabilities.

          c)   Foreign Currency Risk
               ---------------------

               The Company translates the results of foreign operations into US currency using rates approximating the weighted average exchange rate for the year. The exchange rate may vary from time to time. This risk is minimized to the extent foreign capital expansions are financed in foreign dollars.

          d)   Credit Risk
               -----------

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

Note 4    Amounts Receivable
          ------------------

          Amounts receivable at December 31, 2005 includes $2,250 (2004:
          $44,445) with respect to the cash and common share settlement (250,000 common shares of the Company) dated April 25, 2005 between the Company and Ala Corp. ("ALA") regarding the dispute over the URL/domain name and trademark (Note 5(a)).

Note 5    Intangible Assets and License Agreements
          ----------------------------------------

          a) Pursuant to an agreement dated July 16, 1999, the Company acquired for $225,000 the exclusive marketing and licensing rights to the Poker/com domain from Uninet Technologies Inc. ("Uninet"). A prior CEO of the Company was also a director of Uninet. The Company was obliged to pay a 4% royalty of any gross revenue including marketing revenues from the casino site to ALA, the owner of the domain. The license would revert to ALA if the
               Company:

               i)   fails to perform or defaults on the agreement;
               ii) causes the owner of the domain to be in violation of any law; or
               iii) becomes insolvent.

               Due to the uncertainty surrounding a dispute with ALA over the Poker.com URL/domain name, management decided to write-down the carrying value of these rights to a nominal amount of $1 in the year ended December 31, 2002. During the year ended December 31, 2005, management of the Company wrote-off the nominal amount of $1 as the Company no longer had an interest in or claim to the domain name.

               On April 25, 2005, the Company reached a settlement with ALA. As a result of an Assignment Agreement that the Company entered into with Uninet on December 29, 2004, assigning 90% of any settlement with ALA to Uninet, the Company received a cash settlement of $42,195 and is to receive 250,000 of its previously issued common shares. The Company assigned this 90% to Uninet to compensate Uninet for their advancing funds to prosecute the action. As at December 31, 2004, $44,445 has been included with amounts receivable to recognize the settlement, which was paid during the year ended December 31, 2005.

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

Note 5    Intangible  Assets  and  License  Agreements  -  (cont'd)
          --------------------------------------------

          b)   - (cont'd)

               In November 2003, as a result of the Company's primary focus on the operation of the patent pending Skill Poker system, the agreement was amended such that in consideration for the domain name Poker.cc, the sub-licensee would accept a Skill Poker sub license. Poker.cc would pay 30% of its gross tournament fees to the Company as a royalty.

               During the year ended December 31, 2004, the carrying value was written down by $49,999 to a nominal amount of $1. During the year ended December 31, 2005, the URL, Poker.cc, was transferred back to the vendor and management of the Company wrote-off the nominal amount of $1.

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

Note 5    Intangible  Assets  and  License  Agreements  -  (cont'd)
          --------------------------------------------

          c)   - (cont'd)

               During the year ended December 31, 2004, the carrying value was written down by $154,999 to a nominal amount of $1. During the year ended December 31, 2005, the patents were assigned back to the vendor and management of the Company wrote-off the nominal value of $1.

Note 6    Notes Payable
          -------------

          Non-interest bearing amounts owing to non-related parties of $22,924 as of December 31, 2005 (2004: $22,131) are due on demand and are unsecured. As at December 31, 2005 $Nil (2004: $6,911) is unsecured, bearing interest at 10% per annum and is due March 1, 2005 and July 30, 2005.

          Interest bearing notes are owing to non-related parties of $53,913 as follows:

          a) The promissory note of $28,914 is unsecured, bears interest at the prime rate and is due April 15, 2006.

          b) The promissory note of $25,000 is unsecured, bears interest at 5% per annum and is due November 3, 2006.

               During the year ended December 31, 2004, the Company wrote-off $16,776 in notes payable due to a former officer of the Company. The note payable to the officer of the company was paid during the year ended December 31, 2005.

Note 7    Related Party Transactions - Notes 5 and 6
          --------------------------

          The Company incurred the following amounts with directors of the Company and a former officer of the Company.

                                                                        January 1, 2004
                                                                            (Date of
                                                                        Inception of the
                                                                           Development
                                                  Years ended               Stage) to
                                           December 31,   December 31,     December 31,
                                              2005           2004             2005
                                          -------------  -------------  -----------------
          Management and consulting fees  $      12,000  $      58,678  $          70,678
          Wages                                       -          1,000              1,000
                                          -------------  -------------  -----------------

                                          $      12,000  $      59,678  $          71,678
                                          =============  =============  =================

Note 7    Related Party Transactions - Notes 5 and 6 - (cont'd)
          --------------------------

          These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

          At December 31, 2005, accounts payable and accrued liabilities includes $7,000 (2004: 16,836) payable to directors and a former officer of the Company.

          During the year ended December 31, 2005, the Company issued 900,000 common shares at $0.01 per share to directors of the Company for outstanding directors' fees.

          During the year ended December 31, 2004, the Company issued 100,000 common shares at $0.01 per share to a director of the Company for services.

Note 8    Capital  Stock
          --------------

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

          e) On July 15, 2005, the Company issued 900,000 common shares at $0.01 per share for a total of $9,000 pursuant to a resolution to settle outstanding directors' fees.

          --------------

          f)   Stock options

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

               The following table summarizes the Company's stock option activity for the years ended December 31, 2004 and 2005, all of which were fully vested:

                                                                Exercise   Weighted
                                                                  Price     Average
                                                    Number of      Per     Exercise
                                                     OPTIONS     OPTION      PRICE
               Balance, December 31 2003              960,000   $    0.02  $    0.02
                 Granted                              605,000   $    0.11  $    0.11
                 Exercised                            (50,000)  $    0.02  $    0.02
                 Expired                             (400,000)  $    0.02  $    0.02
                 Cancelled                         (1,115,000)  $    0.07  $    0.07
                                                   -----------

               Balance, December 31 2004 and 2005           -   $       -  $       -
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

          g) On January 15, 2004, the Company issued 50,000 common shares at $0.02 per share pursuant to the exercise of stock options.

Note 8    Stockholders' Equity - Notes 2(j), 6 and 15 - (cont'd)
          --------------------

          h) As of December 29, 2004, the Company was in debt to Uninet Technologies Inc. ("Uninet") for the payment of their legal fees, advanced by Uninet, related to their joint claim against Ala Corp., the owner of the Poker.com URL/domain name.

               On December 29, 2004, Uninet agreed to accept common shares in settlement of the debt owing to them. The Company's Board of Directors resolved to settle the debt owed to Uninet by issuing 7,000,000 common shares of the Company at the agreed upon price of $0.01 per share.

          i) On December 29, 2004, the Company's Board of Directors resolved to issue 100,000 common shares, at an exchange price per common share of $0.01 to the President of the Company for accepting the position of Director and President of the Company.

Note 9    Income Taxes
          ------------

          The Company's operating losses for Canadian income tax purposes are approximately $2,965,000 (2004 - $3,058,000), which may be carried forward to apply against future income for Canadian tax purposes. Of this amount, approximately $2,784,000 (2004: $2,738,000) may be carried forward to apply against future income for U.S. tax purposes.

          Losses for U.S. tax purposes may be carried forward for up to 20 years and begin to expire in 2017.

          Expiry of the losses for Canadian income tax purposes is as follows:

              YEARS OF EXPIRY          Amount
                                     ----------

                    2006                392,000
                    2007                176,000
                    2008                498,000
                    2009                682,000
                    2010                762,000
                    2011                398,000
                    2016                 57,000
                                     ----------

                                     $2,965,000
                                     ==========

          ------------

          The significant components of the Company's future income tax assets are as follows:

                                                            2005          2004
                                                        ------------  ------------
          Deferred Tax Assets
            Non-capital losses carryforward             $ 1,008,161   $ 1,040,000
            Valuation allowance for deferred tax asset   (1,008,161)   (1,040,000)
                                                        ------------  ------------

                                                        $             $         -
                                                        ============  ============

          The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 10   Non-cash  Transactions
          ----------------------

          Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.

          During the year ended December 31, 2005, the Company:

               - the Company issued 900,000 common shares of $0.01 per share for a total of $9,000 pursuant to a resolution to settle outstanding directors' fees.

          During  the  year  ended  December  31,  2004,  the  Company:

               - issued 100,000 common shares at a value of $1,000 to an officer of the Company for services;

               - issued 7,000,000 common shares at $0.01 per share pursuant to a debt settlement agreement for $70,000.

          These transactions were excluded from the statements of cash flows.

Note 11   Loss  on  Disposition  of  Equipment
          ------------------------------------

          During the year ended December 31, 2004, certain of the furniture and computer software were disposed of for proceeds of $5,458 resulting in a loss of $8,688. In addition, the remainder of the equipment and computer hardware and software was disposed of for no proceeds and consequently the Company recorded a further loss of disposal of $111,418.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 8, 2005 we advised our principal independent accountant, Pannell Kerr Forster Chartered Accountants that they were dismissed as the Company's auditors. We hired the accounting firm Amisano Hanson Chartered Accountants as their replacement.

Our decision to change accountants was recommended and approved by the Board of Directors in a resolution dated February 8, 2005. This decision had nothing to do with the performance of the former accountants services. Pannell Kerr Forster's report in the 2002 and 2003 financial statements did not contain any adverse opinion or disclaimer of opinion, nor were the statements modified as to uncertainty, audit scope, or accounting principles.

We did not have any disagreements with Pannell Kerr Forster, either resolved or unresolved from our inception in May 3, 1989 through to the last audited financial statements in December 31, 2003 nor during the interim period from January 1, 2004 to September 30, 2004. The Company and Pannell Kerr Forster did not disagree on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Pannell Kerr Forster's satisfaction, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report.

We have given Pannell Kerr Forster authorization to fully respond to the inquiries of our new accountants, Amisano Hanson, concerning the previous financial statements audited by Pannell Kerr Forster. There were no limitations placed upon Pannell Kerr Forster, whatsoever.

The fiscal years ending December 31 2005 and 2004 are audited by Amisano Hanson. The fiscal years ending December 31, 2003, 2002, 2001 and 2000 were audited by Pannell Kerr Forster.


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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

         -------------  ---  --------------------
          NAME          AGE  TITLE
         -------------  ---  --------------------
          Cecil Morris   74  Director / President
         -------------  ---  --------------------
          John Page      76  Director
         -------------  ---  --------------------

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


FAMILY RELATIONSHIPS

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

                                                SUMMARY COMPENSATION TABLE

-----------------  -----------------------------------------------  -----------------------------------------------------
                                                                              LONG TERM COMPENSATION
-----------------  -----------------------------------------------  -----------------------------------------------------
                                 ANNUAL COMPENSATION                             AWARDS           PAYOUTS
-----------------  -----------------------------------------------  ----------------------------  -----------------------
       (a)             (b)          (c)         (d)        (e)          (f)            (g)          (h)          (i)
-----------------  -----------  -----------  ---------  ----------  ------------  --------------  --------  -------------
    NAME AND          YEAR      SALARY ($)   BONUS ($)    OTHER      RESTRICTED     SECURITIES      LTIP      ALL OTHER
    PRINCIPAL                                             ANNUAL       STOCK        UNDERLYING    PAYOUTS   COMPENSATION
    POSITION                                             COMPEN-       AWARDS      OPTIONS/SARS     ($)          ($)
                                                        SATION ($)                     (#)
-----------------  -----------  -----------  ---------  ----------  ------------  --------------  --------  -------------
Cecil Morris,       12/31/2003  $    24,000
President and       12/31/2004  $     6,000
Director (1)           2005     $     6,000
-----------------  -----------  -----------  ---------  ----------  ------------  --------------  --------  -------------
John Page              2005     $     6,000
Director (2)
-----------------  -----------  -----------  ---------  ----------  ------------  --------------  --------  -------------
Mark Glusing        12/31/2003                                      $     15,750  $      300,000
Former Pres. and    12/31/2004  $    86,427                         $      1,110               -
A/CFO (3)              2005     $    46,678
                                                                                               -
-----------------  -----------  -----------  ---------  ----------  ------------  --------------  --------  -------------
Gregory Cathcart    12/31/2004  $      0.00                         $      1,000
Former Pres.,          2005
Director (4)
-----------------  -----------  -----------  ---------  ----------  ------------  --------------  --------  -------------

(1) Mr. Morris was appointed as a Director on September 10, 2000. On February 22, 2005, Mr. Morris was elected as President of the Company.

(2)  Mr. Page was appointed as a Director on February 22, 2005.

(3) Mr. Glusing was appointed as President on December 13, 2002. He resigned his position as President on December 29, 2004.

(4) Mr. Cathcart was appointed as Director and President on December 29, 2004. He resigned as Director and President on February 22, 2005. Mr Cathcart was granted 100,000 shares as Bonus.


OPTIONS/SAR GRANTS

The following table sets forth information with respect to grant the stock appreciation rights by the Company to executive officers during the year 2005.

------------------------------------------------------------------------------------
                        OPTION/SAR GRANTS IN LAST FISCAL YEAR
-------------  -------------  -----------------  -----------------  ----------------
                 NUMBER OF    PERCENT OF TOTAL
                SECURITIES      OPTIONS/SARS     EXERCISE OR BASE   EXPIRATION DATE
     NAME       UNDERLYING       GRANTED TO        PRICE ($/SH)
               OPTIONS/SARS     EMPLOYEES IN
                GRANTED (#)      FISCAL YEAR
-------------  -------------  -----------------  -----------------  ----------------
     (a)            (b)              (c)                (d)               (e)
-------------  -------------  -----------------  -----------------  ----------------
Cecil Morris        NIL              NIL                NIL               N/A
-------------  -------------  -----------------  -----------------  ----------------
John Page           NIL              NIL                NIL               N/A
-------------  -------------  -----------------  -----------------  ----------------

NOTE: On December 30, 2004, the Board of Directors resolved to cancel all previously issued options and no options were granted since then.

LONG-TERM INCENTIVE PLAN AWARDS

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, stock price or any other measure.

COMPENSATION OF DIRECTORS

There are standard arrangements pursuant to which our directors are compensated for services provided as director. We paid the amount of $12,000 (2004 :
$12,000) to our directors for committee participation or special assignments.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial shareholdings of those persons or entities who beneficially hold five percent or more of our common stock as of December 31, 2005 with the computation being based upon 34,075,000 shares of common stock being outstanding.

-----------------------------------------------------------------------------------------------------------
NAME AND ADDRESS                                  NUMBER OF SHARES BENEFICIALLY OWNED  PERCENTAGE OF CLASS
------------------------------------------------  -----------------------------------  --------------------
CEDE & Co.                                                     18,578,009                    54.52%
P.O. Box 222, Bowling Green Station
New York, NY 10274
------------------------------------------------  -----------------------------------  --------------------
Liz Bryce                                                       2,403,400                      7.05%
Bayview Place Crosbies, St. Johns, AG
------------------------------------------------  -----------------------------------  --------------------
PokerSoft Corporation A.V.V.                                    3,000,000                      8.80%
7 Abraham de Veerstraat
Curaco, Netherlands Antilles
------------------------------------------------  -----------------------------------  --------------------
                                                                7,000,000                      20.54%
Uninet Technologies Inc.
[change address?] Suite 212, 1166 Alberni Street
Vancouver, BC V6E 3Z3
------------------------------------------------  -----------------------------------  --------------------

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


SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth the shareholdings of our directors and executive officers as of Dec 31, 2005 based upon nil shares of common stock being outstanding:

---------------------------------------------------------------------------------------------
NAME AND ADDRESS                    NUMBER OF SHARES BENEFICIALLY OWNED  PERCENTAGE OF CLASS
----------------------------------  -----------------------------------  --------------------
Cecil Morris
P.O. Box 1677
Plettenberg Bay, South Africa 6848               650,000                         1.91%
----------------------------------  -----------------------------------  --------------------
John Page
22 Upington Street
Villiersdorp, South Africa 6848                  250,000                         0.73%
---------------------------------------------------------------------------------------------

CHANGES IN CONTROL

To the knowledge of management, there are no present arrangements or pledges of the Company securities, which may result in a change of control of the Company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATORY PLANS

The following table includes information as of December 31, 2005 for all compensatory plans previously approved by our security holders and all compensatory plans not previously approved by our security holders.

-----------------------------------------------------------------------------------------------------
                                 EQUITY COMPENSATION PLAN INFORMATION
---------------------  ---------------------  ------------------  -----------------------------------
                       NUMBER OF SECURITIES    WEIGHTED-AVERAGE     NUMBER OF SECURITIES REMAINING
                         TO BE ISSUED UPON    EXERCISE PRICE OF      AVAILABLE FOR FUTURE ISSUANCE
                            EXERCISE OF          OUTSTANDING        UNDER EQUITY COMPENSATION PLANS
                       OUTSTANDING OPTIONS,   OPTIONS, WARRANTS   (EXCLUDING SECURITIES REFLECTED IN
                        WARRANTS AND RIGHTS       AND RIGHTS                  COLUMN (a))
---------------------  ---------------------  ------------------  -----------------------------------
PLAN CATEGORY                   (a)                  (b)                          (c)
---------------------  ---------------------  ------------------  -----------------------------------
Equity compensation             NIL                  NIL                          N/A
plans approved by
security holders
---------------------  ---------------------  ------------------  -----------------------------------
Equity compensation             NIL                  NIL                          N/A
plans not approved by
security holders
---------------------  ---------------------  ------------------  -----------------------------------
TOTAL                           NIL                  NIL                          N/A
---------------------  ---------------------  ------------------  -----------------------------------

1998 COMBINED INCENTIVE AND NON-QUALIFIED STOCK OPTION PLAN

The Directors adopted the 1998 Combined Incentive and Non-Qualified Stock Option (the "1998 Plan"), approved by our shareholders on August 21, 1998, to be administered by the Board of Directors or a Committee of the Board of Directors, to provide stock options as means to attract and retain key employees and consultants. The shares to be offered under the 1998 Plan consist of previously unissued common shares, and are not to exceed 6,000,000 shares in total. The exercise price to be set on granting of the Incentive Stock Options shall not be less than 100% of fair market value on the date of granting and the options may not be for longer than 10 years (110% of fair market value and 5 years in the case of optionees holding more than 10% of the shares of the company). The exercise price to be set on granting of the Non-Qualified Stock Options may be more or less than or equal to the fair market value on the date of granting and the options may not be for longer than 10 years. For both Incentive and Non-Qualified Stock Options, the vesting and exercise schedule may be determined on an individual basis by the Plan Administrator.


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN BUSINESS RELATIONSHIPS

In July 1999, we entered into an agreement with Uninet Technologies Inc. ("Uninet") for the sub-license of the URL www.poker.com. At that time, Michael Jackson was our CEO, Secretary and Director and also a principal and director of Uninet. We paid directly to Michael Jackson 750,0001 shares of our common stock as a finder's fee in connection with entering into the sub-license agreement with Uninet of which half was paid to another director.

We were aware that Uninet entered into the initial license agreement with Ala Corp. on the basis that we would immediately enter into a sub-license agreement with Uninet. At the time the agreement between Ala Corp. and Uninet was entered into, Liz Bryce, Ala Corp's principal, owned indirectly 547,900(1) shares, or 2.1%, of our common stock and together with her parents owned 1,653,400(1) shares or 6.34% of our common stock. Ala Corp. received a further 750,000(1) shares on the transactions with Uninet and us to bring the total number of shares owned by Liz Bryce, through Ala Corp. to be 1,297,900 shares or, at that time, 4.98% of our issued and outstanding common stock. With her parents and through Ala Corp. Ms. Bryce owned 2,403,400 shares or 9.23% of our issued and outstanding common stock at the time of the initial license between Ala Corp. and Uninet and the sub-license to us.

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

1 All references to shares take into consideration a 3:1 stock split which occurred in July 1999.

INDEBTEDNESS OF MANAGEMENT

Other than as disclosed, there were no material transactions, series of similar
transaction, currently   transactions, or series of similar transactions, to
which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K were filed during the first three quarters of 2005.

(A)     EXHIBITS

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

* Previously filed.


ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

1.     AUDIT FEES


In 2005, we recorded fees in respect to Amisano Hanson, an Independent firm of Chartered Accountants, auditing fees of $37,984.65 related to our annual financial statements included in our Form 10-KSB for services that are normally provided by the accountants in connection with statutory and regulator filings or engagements for those fiscal years.

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

3.     TAX FEES

There were no additional aggregate fees billed in 2005 (2004 - $NIL) for professional services rendered by the principal accountant, Pannell Kerr Forster Chartered Accountants or Amisano Hanson, Chartered Accountants, for tax compliance, tax advice and tax planning.

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


LEGALPLAY ENTERTAINMENT INC.
(Registrant)



/s/ Cecil Morris                              Date: March 31, 2006
-------------------------------
Cecil Morris
Director, President / Secretary
-------------------------------


/s/ John Page                                 Date: March 31, 2006
-------------------------------
John Page
Director / Treasurer


In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Cecil Morris                              Date: March 31, 2006
-------------------------------
Cecil Morris
Director, President / Secretary

/s/ John Page                                 Date: March 31, 2006
-------------------------------
John Page
Director / Treasurer