Form 10QSB
period 2006-03-31
POKER COM INC
filed 2006-05-22
CIK 1102432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2006

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from________________ to ________________



                          LEGALPLAY ENTERTAINMENT INC.
        ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         Florida                    000-29219              98-0199508
-------------------------------    -------------      ---------------------
(State or other jurisdiction of   (Commission File     (IRS Employer
 incorporation or organization)       Number)           Identification No.)



           Suite 206 - 388 Drake Street                       V6B 6A8
       Vancouver, British Columbia, Canada
---------------------------------------------------          ---------
     (Address of principal executive offices)                (Zip Code)



            Issuer's telephone number             (604) 648-2090
              (including area code)
                                                  --------------


---------------------------------------------------       --------------
  (Former name, former address and former fiscal            (Zip Code)
       year, if changed since last report)

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

Yes [ ]          No [ ]


          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

                                 Not applicable.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

36,575,000 COMMON SHARES AS AT MARCH 31, 2006.

Transitional Small Business Disclosure Format:

Yes [ ]          No [X]

(Check one)

--------------------------------------------------------------------------------

                          LEGALPLAY ENTERTAINMENT INC.

                                   FORM 10-QSB

PART I - FINANCIAL INFORMATION


Item 1.       FINANCIAL STATEMENTS

Consolidated Balance Sheets.................................................F-5

Consolidated Statement of Operations........................................F-6

Consolidated Statement of Cash Flows........................................F-7

Consolidated Statement of Stockholders' Equity..............................F-8

Notes to the Consolidated Financial Statements..............................F-11

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......14

Item 3.       CONTROLS AND PROCEDURES........................................15


PART II - OTHER INFORMATION


Item 1.       LEGAL PROCEEDINGS..............................................17

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS....18

Item 3.       DEFAULTS UPON SENIOR SECURITIES................................18

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............18

Item 5.       OTHER INFORMATION..............................................18

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K...............................19


--------------------------------------------------------------------------------

                          LEGALPLAY ENTERTAINMENT INC.

                          (A Development Stage Company)

                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                 March 31, 2006

                             (Stated in US Dollars)

                                   (Unaudited)
                                    ---------

                          LEGALPLAY ENTERTAINMENT INC.
                          (A Development Stage Company)
                       CONSOLIDATED INTERIM BALANCE SHEETS
                      March 31, 2006 and December 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

                                                                                    March 31,        December 31,
                                                     ASSETS                           2006               2005
                                                     ------                           ----               ----
Current
    Cash                                                                        $           1,391  $           6,765
    Amounts receivable                                                                      2,251              2,250
                                                                                -----------------  -----------------

                                                                                $           3,642  $           9,015
                                                                                =================  =================

     LIABILITIES

Current
    Accounts payable and accrued liabilities                                    $         101,316  $         102,943
    Current liabilities of discontinued operations                                              -             30,768
    Notes payable - Note 4                                                                 52,088             76,838
                                                                                -----------------  -----------------

                                                                                          153,404            210,549
                                                                                -----------------  -----------------

STOCKHOLDERS' DEFICIENCY

Capital stock
    Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding
    Common stock and paid-in capital
      100,000,000 shares authorized with a par value of $0.01
      36,575,000 (December 31, 2005: 34,075,000) shares issued and                      1,967,540         1,942,540
 outstanding
Treasury stock, at cost, 27,000 shares (2005: 27,000)                                      (6,881)           (6,881)
Other comprehensive income                                                                 19,921            18,041
Deficit                                                                                (1,305,454)       (1,305,454)
Deficit accumulated during the development stage                                         (824,888)         (849,780)
                                                                                -----------------  ----------------

                                                                                         (149,762)         (201,534)
                                                                                -----------------  ----------------

                                                                                $           3,642  $          9,015
                                                                                =================  ================

SEE ACCOMPANYING NOTES


--------------------------------------------------------------------------------
                                                                       Page F-5

                          LEGALPLAY ENTERTAINMENT INC.
                          (A Development Stage Company)
                  CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
             for the three months ended March 31, 2006 and 2005 and
for the period from January 1, 2004 (Date of Inception of the Development Stage)
                                to March 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

                                                                                                         January 1,
                                                                                                       2004 (Date of
                                                                                                      Inception of the
                                                                                                        Development
                                                                         Three months ended              Stage) to
                                                                             March 31,                   March 31,
                                                                       2006              2005               2006
                                                                       ----              ----               ----
General and Administrative Expenses
    Amortization                                                $             -    $             -   $          27,077
    Bad debt                                                                  -                  -                  47
    Corporation promotion                                                     -                  -              13,852
    Insurance                                                                 -                  -              15,901
    Management and consultant fees - Note 5                               3,361             3,000              100,496
    Office supplies and services (recovered)                               (914)            3,401               30,169
    Professional fees                                                     2,000             8,024              178,379
    Rent                                                                    367               642               16,311
    Royalties, software and advertising                                       -                  -                   -
    Wages - Note 5                                                            -                  -              84,258
                                                                ---------------    ---------------   -----------------

Loss before other items                                                  (4,814)          (15,067)            (466,490)
                                                                ---------------    --------------    -----------------

Other items
    Loss on disposition of equipment                                          -                 -              (15,028)
    Write-down of intangible assets                                           -                 -              (50,001)
    Write-off of notes payable                                                -                 -               14,823
    Gain on settlement of lawsuit                                             -                 -               44,445
                                                                ---------------    --------------    -----------------

                                                                              -                 -               (5,761)
                                                                ---------------    --------------    -----------------

Loss from continuing operations for the period                           (4,814)          (15,067)            (472,251)
Discontinued operations - Schedule 1                                     29,706             5,000             (352,637)
                                                                ---------------    --------------    -----------------

                                                                         24,892           (10,067)            (824,888)
Comprehensive loss
    Foreign currency translation adjustment                               1,880               (735)             18,041
                                                                ---------------    ---------------   -----------------

Net comprehensive income (loss) for the period                  $        26,772    $       (10,802)  $        (806,847)
                                                                ===============    ===============   =================

Basic and diluted loss per share                                $             -    $            -
                                                                ===============    ==============

Weighted average number of share outstanding                         35,880,556        33,175,000
                                                                ===============    ==============

SEE ACCOMPANYING NOTES


--------------------------------------------------------------------------------
                                                                       Page F-6

                          LEGALPLAY ENTERTAINMENT INC.
                          (A Development Stage Company)
                  CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
             for the three months ended March 31, 2006 and 2005 and
for the period from January 1, 2004 (Date of Inception of the Development Stage)
                                to March 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

                                                                                                      January 1,
                                                                                                     2004 (Date of
                                                                                                   Inception of the
                                                                                                      Development
                                                                      Three months ended               Stage) to
                                                                          March 31,                    March 31,
                                                                    2006               2005              2006
                                                                    ----               ----              ----
Operating Activities
    Net loss for the period from continuing                  $          (4,814)  $       (15,067) $        (472,251)
operations
    Add (deduct) items not affecting cash:
      Amortization                                                           -                 -             27,077
      Unrealized foreign exchange                                        2,130                 -              2,130
      Issuance of common stock for services                                  -                 -              1,000
      Stock-based compensation                                               -                 -              4,460
      Loss on disposition of equipment                                       -                 -             15,028
      Write-down of intangible assets                                        -                 1             50,001
      Write-off of notes payable                                             -                 -            (14,823)
      Gain on settlement of lawsuit                                          -                 -            (44,445)
    Changes in non-cash working capital items:
      Amounts receivable                                                    (1)              371             43,283
      Prepaid expenses and deposits                                          -             3,074             22,779
      Accounts payable and accrued liabilities                          (2,689)            9,860             42,535
                                                             -----------------   ---------------  -----------------

Net cash provided by (used in) operating activities                     (5,374)           (1,390)          (323,226)
                                                             ------------------  ---------------  -----------------

Investing Activity
    Purchase of equipment                                                    -                  -            (1,460)
                                                             -----------------   ---------------- -----------------

Financing Activities
    Notes payable                                                            -                 -            163,614
    Cash proceeds from issuance of common stock                              -                 -              1,000
                                                             -----------------   ---------------  -----------------

Net cash provided by financing activities                                    -                 -            164,614
                                                             -----------------   ---------------  -----------------

                                                                     .../cont'd
SEE ACCOMPANYING NOTES


--------------------------------------------------------------------------------
                                                                       Page F-7

                                                                       Continued


                          LEGALPLAY ENTERTAINMENT INC.
                          (A Development Stage Company)
                  CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
             for the three months ended March 31, 2006 and 2005 and
for the period from January 1, 2004 (Date of Inception of the Development Stage)
                                to March 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------


                                                                                                       January 1,
                                                                                                      2004 (Date of
                                                                                                    Inception of the
                                                                                                       Development
                                                                       Three months ended               Stage) to
                                                                           March 31,                    March 31,
                                                                     2006               2005              2006
                                                                     ----               ----              ----
   Effect of exchange rate changes on cash                                    -              (735)              (940)
                                                              -----------------   ---------------  -----------------

   Increase (decrease) in cash from continuing
    operations                                                           (5,374)           (2,125)          (161,012)

   Increase (decrease) in cash from discontinued
    operations                                                                -             5,827            (33,164)

   Cash, beginning of the period                                          6,765                78            195,567
                                                              -----------------   ---------------  -----------------

   Cash, end of the period                                    $           1,391   $         3,780  $           1,391
                                                              =================   ===============  =================

   Supplemental disclosure of cash flow information: Cash paid for:
        Income taxes (recovery)                               $               -   $             -  $          (3,934)
                                                              =================   ===============  =================


Non-cash Transaction - Note 7
SEE ACCOMPANYING NOTES


--------------------------------------------------------------------------------
                                                                       Page F-8

                          LEGALPLAY ENTERTAINMENT INC.
                          (A Development Stage Company)
       CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
      for the period January 1, 2004 (Date of Inception) to March 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------


                                                                                                            Deficit
                                                                                 Accumulated              Accumulated
                                                                                    Other                 During the
                                                Common Shares          Treasury  Comprehensive            Development
                                        ---------------------------
                                          Number          Amount        Stock       Income      Deficit       Stage        Total
                                          ------          ------        -----       -------      -----        -----        -----
Balance at December 31, 2003            26,025,000   $  1,857,080    $   (6,881)  $  18,981  $ (1,305,454)   $    -   $  563,726
Net loss for the year                            -              -             -           -             -    (795,364)  (795,364)
Foreign currency translation adjustment          -              -             -        (238)            -           -       (238)
Stock-based compensation                         -          4,460             -           -             -           -      4,460
Shares issued for cash on exercise
 of options                                 50,000          1,000             -           -             -           -      1,000
Shares issued for debt                   7,000,000         70,000             -           -             -           -     70,000
Shares issued for accepting the
 position of director and president        100,000          1,000             -           -             -           -      1,000
                                        ----------  --------------   -----------  ---------- -------------   -------- ----------

Balance at December 31, 2004            33,175,000      1,933,540        (6,881)     18,743    (1,305,454)   (795,364)  (155,416)
Net loss for the year                            -              -             -           -             -     (54,416)   (54,416)
Foreign currency translation adjustment          -              -             -        (702)            -           -       (702)
Shares issued for debt                     900,000          9,000             -           -             -           -      9,000
                                        ----------  --------------   -----------  ---------- -------------   -------- ----------

Balance at December 31, 2005            34,075,000  $   1,942,540        (6,881)     18,041    (1,305,454)   (849,780)  (201,534)
Net income for the period                        -              -             -           -             -      24,892     24,892
Foreign currency translation adjustment          -              -             -       1,880             -           -      1,880
Share issues for debt                    2,500,000         25,000             -           -             -           -     25,000
                                        ----------  --------------   -----------  ---------- -------------   -------- ----------

Balance at March 31, 2006              36,575,000   $   1,967,540    $   (6,881)  $  19,921  $ (1,305,454)   $(824,888)$(149,762)
                                       ===========  ==============   ===========  =========  =============   ========= ==========


SEE ACCOMPANYING NOTES

--------------------------------------------------------------------------------
                                                                       Page F-9

                                                                      Schedule 1
                          LEGALPLAY ENTERTAINMENT INC.
                          (A Development Stage Company)
              STATEMENT OF OPERATIONS FORM DISCONTINUED OPERATIONS
               for the three months ended March 31, 2006 and 2005
      and from January 31, 2004 (Date of Inception of Development Stage)
                             to March 31, 2006


                                                                                                     January 1, 2004
                                                                                                        (Date of
                                                                                                    Inception of the
                                                                                                       Development
                                                                         Three months ended             Stage) to
                                                                             March 31,                  March 31,
                                                                        2006            2005              2006
                                                                        ----            ----              ----
Amortization                                                       $          -    $          -    $          57,051
Consulting                                                                    -               -                  165
Legal fees                                                                    -               -                5,606
Office and miscellaneous                                                    (22)              -                2,296
Royalty, software development and advertising                                 -               -               69,251
Trademark application                                                         -               -                  701
                                                                   ------------    ------------    -----------------

                                                                             22               -             (135,070)
                                                                   ------------    ------------    -----------------

Write-off of intangible assets                                                -               -             (155,000)
Forgiveness of debts                                                          -               -                1,953
Loss on sale of assets                                                        -               -             (105,078)
Incidental revenue                                                            -           5,000               10,874
                                                                   ------------    ------------    -----------------

                                                                              -           5,000             (247,251)
                                                                   ------------    ------------    -----------------

Gain on disposition of subsidiary - Note 8                               29,684               -               29,684
                                                                   ------------    ------------    -----------------

Net income (loss) for the period                                   $     29,706    $      5,000    $        (352,637)
                                                                   ============    ============    =================


SEE ACCOMPANYING NOTES

--------------------------------------------------------------------------------
                                                                       Page F-10

                          LEGALPLAY ENTERTAINMENT INC.
                          (A Development Stage Company)
                  NOTESTO THE CONSOLIDATED FINANCIAL STATEMENTS
                      March 31, 2006 and December 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

Note 1        Nature and Continuance of Operations

              LegalPlay Entertainment Inc. (the "Company") was incorporated under the laws of the State of Florida on May 3, 1989 as Sparta Ventures Corp. and remained inactive until June 27, 1998. The name was changed to Thermal Ablation Technologies Corporation on October 8, 1998 and then to Poker.com, Inc. on August 10, 1999. On September 15, 2003, the Company changed its name to LegalPlay Entertainment Inc. The Company's business to December 31, 2003 was primarily related to the operations of online gaming. The Company discontinued its business of software gaming license operations and during the year ended December 31, 2004 and subsequent, the Company's intention was to internally develop gaming software and market the software or to acquire a gaming software license to market and sub-license the software. Commencing January 1, 2004, the Company is in the development stage.

Note 2        Interim Reporting

              The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2005.

              The results of operations for the three months ended March 31, 2006 are not indicative of the results that may be expected for the full year.

Note 3        Continuance of Operations

              These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $2,130,342 since its inception, has a working capital deficiency of $149,762 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.


--------------------------------------------------------------------------------
                                                                       Page F-11

LegalPlay Entertainment Inc.
(A Development Stage Company)
Notes to the Consolidated Interim Financial Statements
March 31, 2006 and December 31, 2005
 (Stated in US Dollars
(Unaudited)
 ---------

Note 4        Notes Payable

              The notes payable are comprised of the following:

               a) Non-interest bearing amounts of $22,924 as of March 31, 2006 is unsecured and due on demand.

               b) The promissory note of $29,164 as of March 31, 2006 is unsecured, bears interest at the prime rate and is due April 15, 2006. The note was not paid on April 15, 2006 when it came due. The Company is negotiating an extension of the maturity date of this note.

Note 5        Related Party Transactions

              The Company incurred the following amounts with directors of the Company and a former officer of the Company.

                                                                                               January 1, 2004
                                                                                                   (Date of
                                                                                               Inception of the
                                                                                                 Development
                                                                   Three month ended              Stage) to
                                                                       March 31,                  March 31,
                                                                 2006             2005               2006
                                                                 ----             ----               ----
              Management and consulting fees               $       3,257    $       3,000     $          73,935
              Wages                                                    -                -                 1,000
                                                           -------------    -------------     -----------------

                                                           $       3,257    $       3,000     $          74,935
                                                           =============    =============     =================

              At March 31, 2006, accounts payable and accrued liabilities include $3,000 payable to directors and a former officer of the Company compare to $7,000 at December 31, 2005.

Note 6        Stockholders' Equity

              As of November 3, 2005, the Company was in debt to Iris International Holdings ("Iris") for an amount of $25,000. The promissory note was unsecured, bears interest at 5% per annum and was due in one year.

              By an agreement dated January 26, 2006, the Company agreed to settle the debt owed to Iris by issuing 2,500,000 common shares of the Company at $0.01 per share.


--------------------------------------------------------------------------------
                                                                       Page F-12

LegalPlay Entertainment Inc.
(A Development Stage Company)
Notes to the Consolidated Interim Financial Statements
March 31, 2006 and December 31, 2005
 (Stated in US Dollars
(Unaudited)
 ---------


Note 7        Non-cash Transaction

              Investing and financing activities that do not have an impact on current cash flows are excluded from the statement of cash flows.

              During the three months ended March 31, 2006, the Company issued 2,500,000 common shares at $0.01 per share for a total of $25,000 to settle an outstanding note payable. This transaction has been excluded from the statement of cash flows.

Note 8        Discontinued Operations

              On March 1, 2006, the Company determined that it no longer wished to continue with its Skill Poker business and, as a result, agreed to transfer the issued and outstanding shares of Skill Poker.com Inc., a wholly-owned subsidiary, to a third party for nominal proceeds of $1.

            Proceeds                                                                         $            1

            Accounts payable and accrued liabilities of Skill Poker.com Inc.                         29,683
                                                                                             --------------

            Gain on disposition of subsidiary                                                $       29,684
                                                                                             ==============


--------------------------------------------------------------------------------
                                                                       Page F-13

                          LEGALPLAY ENTERTAINMENT INC.

                       QUARTERLY REPORT (SEC FORM 10-QSB)

PART I - FINANCIAL INFORMATION (cont'd)


Item 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and our actual results could differ materially from those forward-looking statements. The following discussion regarding our financial statements should be read in conjunction with the financial statements and notes thereto.

We continued to operate through our three subsidiary companies: Casino Marketing S.A., a Costa Rican registered company; 564448 BC Ltd., a British Columbia registered company; and Skill Poker.com Inc., a Washington state registered company incorporated January 29, 2003. On March 1, 2006, the Company agreed to transfer their shareholding in Skill Poker.com Inc. to Randy Peterson (or his nominee) for $1.00. The Company is planning to dissolve Casino Marketing S.A. and 564448 BC Ltd. as they are no longer needed by the Company.

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

Critical Accounting Policies and Estimates

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements which requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

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


--------------------------------------------------------------------------------

Item 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)


THREE MONTH PERIOD ENDED MARCH 31, 2006

Results of Continuing Operations

NET SALES. Net sales for the three months ended March 31, 2006 were $nil compared to $5,000 for the three months ended March 31, 2005.

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

EXPENSES. Operating expenses for the three months ended March 31, 2006 were $4,814 compared to $15,067 for the three months ended March 31, 2005. The major expense item for the three months ended March 31, 2006 was the management and consulting fees of $3,361, as compared to $3,000 for the three months ended March 31, 2005. The professional fees decreased by $6,024 to 2,000 in March 31, 2006 as compared to $8,024 in March 31, 2005.

PROVISION FOR INCOME TAXES. No tax provision was made for the three months ended March 31, 2006.

Financial Condition and Liquidity

On March 31, 2006, our net working capital deficit was $149,762 compared to $201,534 at December 31, 2005. At March 31, 2006 the Company had cash and cash equivalents totaling $1,391 compared to $6,765 at December 31, 2005. We are in immediate need of further working capital and are considering options with respect to financing in the form of debt, equity or a combination thereof.

Net cash used for operating activities for the three months ended March 31, 2006 was $5,374 compared to $1,390 at March 31, 2005. The increase in cash used was mainly due to faster turnover on payables.

Net cash used for investing activities for the three months ended March 31, 2006 was $0.

Net cash provided by financing activities for the three months ended March 31, 2006 was $0.

The Company's ability to continue as a going concern and fund operations through the remainder of 2006 is contingent upon its ability to raise funds through equity or debt financing.



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

Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the period ended March 31, 2006.

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

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit Number           Description
       31.1              302 Certification for the Chief Executive Officer
       31.2              302 Certification for the Chief Financial Officer
       32.1              906 Certification for the Chief Executive Officer
       32.2              906 Certification for the Chief Financial Officer


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGALPLAY ENTERTAINMENT INC.
(Registrant)


/s/ Cecil Morris                                         Date: May 19, 2006
--------------------------------------
Cecil Morris
Director, President



/s/ John Page                                            Date: May 19, 2006
--------------------------------------
John Page
Director / Treasurer


--------------------------------------------------------------------------------
                                                                         Page 17