Form 10QSB
period 2006-06-30
POKER COM INC
filed 2006-08-21
CIK 1102432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  JUNE 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from________________ to ________________


                          LEGALPLAY ENTERTAINMENT INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


                Florida                   000-29219              98-0199508
   --------------------------------  ---------------------  --------------------
   (State or other jurisdiction of     (Commission File        (IRS Employer
    incorporation or organization)          Number)          Identification No.)


     Suite 206 - 388 Drake Street
  Vancouver, British Columbia, Canada                             V6B 6A8
------------------------------------------                ----------------------
(Address of principal executive offices)                        (Zip Code)


      Issuer's telephone number                               (604) 648-2090
------------------------------------------                ----------------------


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

Yes  [ ]    No  [X]

The number of shares of common stock outstanding as of August 9, 2006 was 36,575,000.

Transitional Small Business Disclosure Format:

Yes  [ ]    No  [X]


--------------------------------------------------------------------------------

                          LEGALPLAY ENTERTAINMENT INC.

                                   FORM 10-QSB

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
     Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . .   4

     Consolidated Statement of Operations. . . . . . . . . . . . . . . .   5

     Consolidated Statement of Cash Flows. . . . . . . . . . . . . . . .   6

     Consolidated Statement of Stockholders' Deficit . . . . . . . . . .   7

     Notes to the Consolidated Financial Statements. . . . . . . . . . .   9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION . . .  12

ITEM 3.  CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . .  14


PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . .  14

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS . .  14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . .  14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . .  14

ITEM 5.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . .  14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . .  14


--------------------------------------------------------------------------------

ITEM 1.     FINANCIAL STATEMENTS




                          LEGALPLAY ENTERTAINMENT INC.

                          (A Development Stage Company)

                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                  June 30, 2006

                                   (Unaudited)




--------------------------------------------------------------------------------

                                    LEGALPLAY ENTERTAINMENT INC.
                                   (A Development Stage Company)
                                    CONSOLIDATED BALANCE SHEETS


                                                                        June 30,      December 31,
                                     ASSETS                               2006            2005
                                     ------                          --------------  --------------
                                                                      (Unaudited)
Current
  Cash                                                               $       5,674   $       6,765
  Amounts receivable                                                             -           2,250
                                                                     --------------  --------------

                                                                     $       5,674   $       9,015
                                                                     ==============  ==============

LIABILITIES

Current
  Accounts payable and accrued liabilities (Note 5)                  $     118,588   $     102,943
  Current liabilities of discontinued operations                                 -          30,768
  Notes payable (Note 4)                                                    64,612          76,838
                                                                     --------------  --------------

                                                                           183,210         210,549
                                                                     --------------  --------------

STOCKHOLDERS' DEFICIT

Capital stock
  Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding
  Common stock and paid-in capital (Note 6)
     100,000,000 shares authorized with a par value of $0.01
     36,575,000 (December 31, 2005: 34,075,000) shares issued and
     outstanding                                                         1,967,540       1,942,540
Treasury stock, at cost, 27,000 shares (December 31, 2005: 27,000)          (6,881)         (6,881)
Accumulated other comprehensive income                                      16,883          18,041
Deficit                                                                 (1,305,454)     (1,305,454)
Deficit accumulated during the development stage                          (849,624)       (849,780)
                                                                     --------------  --------------

                                                                          (177,536)       (201,534)
                                                                     --------------  --------------

                                                                     $       5,674   $       9,015
                                                                     ==============  ==============


--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES                                                    Page 4

                                          LEGALPLAY ENTERTAINMENT INC.
                                         (A Development Stage Company)
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Unaudited)

                                                                                                       January 1,
                                                                                                     2004 (Date of
                                                                                                    Inception of the
                                                                                                      Development
                                                Three months ended           Six months ended           Stage) to
                                                     June 30,                    June 30,               June 30,
                                                2006          2005          2006          2005            2006
                                            ------------  ------------  ------------  ------------  ----------------
General and Administrative Expenses
      Amortization                          $         -   $         -   $         -   $         -   $        27,077
      Bad debt                                      476             -           476             -               523
      Corporation promotion                          68             -            68             -            13,920
      Insurance                                       -             -             -             -            15,901
      Management and consultant fees              4,166         3,000         7,527         6,000           104,662
      Office supplies and services                4,964           513         4,050         2,715            35,155
      Professional fees                          15,062         2,390        17,062        10,414           193,441
      Rent                                            -           642           367         1,284            16,311
      Royalties, software and advertising             -             -             -             -                 -
      Wages                                           -             -             -             -            84,258
                                            ------------  ------------  ------------  ------------  ----------------

Loss before other items                         (24,736)       (6,545)      (29,550)      (20,413)         (491,248)

Other items
      Loss on disposition of equipment                -             -             -             -           (15,028)
      Write-down of intangible assets                 -            (2)            -            (3)          (50,001)
      Write-off of notes payable                      -             -             -             -            14,823
      Gain on settlement of lawsuit                   -             -             -             -            44,445
                                            ------------  ------------  ------------  ------------  ----------------

Loss from continuing operations                 (24,736)       (6,547)      (29,550)      (20,416)         (497,009)

Operating income (loss) from discontinued
    operations                                        -             -            22         5,000          (382,299)

Gain on sale of discontinued operations
  (Schedule 1 and Note 8)                             -             -        29,684             -            29,684
                                            ------------  ------------  ------------  ------------  ----------------

Net income (loss)                           $   (24,736)  $    (6,547)  $       156   $   (15,416)  $      (849,624)
                                            ============  ============  ============  ============  ================

Basic and diluted loss per share            $         -   $         -   $         -   $         -
                                            ============  ============  ============  ============

Weighted average number of share
  outstanding                                36,229,696    33,175,000    36,229,696    33,175,000
                                            ============  ============  ============  ============


--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES                                                    Page 5

                                   LEGALPLAY ENTERTAINMENT INC.
                                  (A Development Stage Company)
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                                                               January 1,
                                                                                             2004 (Date of
                                                                                           Inception of the
                                                                                              Development
                                                               Six months ended                Stage) to
                                                                    June 30,                    June 30,
                                                             2006             2005               2006
                                                       ----------------  ----------------  ----------------
Cash Flows from Operating Activities
  Net loss from continuing operations                  $       (29,550)  $       (20,416)  $      (497,009)
  Add (deduct) items not affecting cash:
    Amortization                                                     -                 -            27,077
    Issuance of common stock for services                            -                 -             1,000
    Stock-based compensation                                         -                 -            4,460
    Loss on disposition of equipment                                 -                 -           225,184
    Write-down of intangible assets                                  -                 3           360,001
    Write-off of notes payable                                       -                 -           (18,729)
    Gain on settlement of lawsuit                                    -                 -           (44,445)
  Changes in non-cash working capital items:
    Amounts receivable                                           2,250               371            47,410
    Prepaid expenses and deposits                                    -             3,074            25,741
    Accounts payable and accrued liabilities                     9,887            14,208            70,988
                                                       ----------------  ----------------  ----------------

Cash provided by (used in) continuing operations               (17,413)           (2,760)          201,678
Discontinued operations                                         29,705             5,000          (553,690)
                                                       ----------------  ----------------  ----------------

Net cash provided by (used in) operating activities             12,292             2,240          (352,012)
                                                       ----------------  ----------------  ----------------

Cash Flows from Investing Activities
  Cash proceeds from sale of subsidiary (Note 8)                     1                 -                 -
  Cash proceeds from assets disposition                              -                 -             5,458
  Purchase of equipment                                              -                 -            (5,808)
                                                       ----------------  ----------------  ----------------
Net cash provided by (used in) investing activities                  1                 -              (350)
                                                       ----------------  ----------------  ----------------

Cash Flows from Financing Activities
  Notes payable                                                (12,226)            2,605           151,388
  Cash proceeds from issuance of common stock                        -                 -             1,000
                                                       ----------------  ----------------  ----------------

Net cash provided by (used in)  financing activities           (12,226)            2,605           152,388
                                                       ----------------  ----------------  ----------------

Effect of exchange rate changes on cash                         (1,158)           (1,425)           (3,869)
                                                       ----------------  ----------------  ----------------

Increase (decrease) in cash from continuing
operations                                                      (1,091)            3,420          (203,843)

Cash, beginning of the period                                    6,765                78           209,517
                                                       ----------------  ----------------  ----------------

Cash, end of the period                                $         5,674   $         3,498   $         5,674
                                                       ================  ================  ================

Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                           $             -   $             -   $             -
                                                       ----------------  ----------------  ----------------
    Income taxes (recovery)                            $             -   $             -   $        (3,934)
                                                       ================  ================  ================


--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES                                                    Page 6

                                             LEGALPLAY ENTERTAINMENT INC.
                                             (A Development Stage Company)
                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                                                                                               Deficit
                                                                Accumulated                  Accumulated
                                 Common Shares                     Other                     During the
                            ----------------------  Treasury   Comprehensive                 Development
                              Number      Amount     Stock        Income         Deficit         Stage        Total
                            ----------  ----------  --------  ---------------  ------------  -------------  ----------
Balance at
December 31, 2005           34,075,000  $1,942,540  $(6,881)  $       18,041   $(1,305,454)  $   (849,780)  $(201,534)
Net income for the period            -           -        -                -             -            156         156
Foreign currency
translation adjustment               -           -        -           (1,158)            -              -      (1,158)
Share issues for debt        2,500,000      25,000        -                -             -              -      25,000
                            ----------  ----------  --------  ---------------  ------------  -------------  ----------

Balance at June 30, 2006
(Unaudited)                 36,575,000  $1,967,540  $(6,881)  $       16,883   $(1,305,454)  $   (849,624)  $(177,536)
                            ==========  ==========  ========  ===============  ============  =============  ==========


--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES                                                    Page 7

     LEGALPLAY ENTERTAINMENT INC.     Schedule 1
                               (A Development Stage Company)
                   STATEMENT OF OPERATIONS FROM DISCONTINUED OPERATIONS
                                        (Unaudited)

                                                                                     January 1, 2004
                                                                                         (Date of
                                                                                     Inception of the
                                                                                        Development
                                                        Six months ended                 Stage) to
                                                             June 30,                     June 30,
                                                    2006                2005                2006
                                             ------------------  ------------------  ------------------
Amortization                                 $               -   $                -  $          57,051
Management and consulting fees                               -                    -                165
Professional fees                                            -                    -              5,606
Office supplies and services                               (22)                   -              2,997
Royalty, software and advertising                            -                    -             69,251
                                             ------------------  ------------------  ------------------

                                                            22                    -           (135,070)
                                             ------------------  ------------------  ------------------

Write-down of intangible assets                              -                    -           (155,000)
Forgiveness of debts                                         -                    -              1,953
Loss on disposition of equipment                             -                    -           (105,078)
Incidental revenue                                           -                5,000             10,874
                                             ------------------  ------------------  ------------------

                                                             -                5,000           (247,251)
                                             ------------------  ------------------  ------------------

Gain on disposition of subsidiary - Note 8              29,684                    -             29,684
                                             ------------------  ------------------  ------------------

Net income (loss)                            $          29,706   $            5,000  $        (352,637)
                                             ==================  ==================  ==================


--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES                                                    Page 8

                          LEGALPLAY ENTERTAINMENT INC.
                          (A Development Stage Company)
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

Note 1    Nature and Continuance of Operations
          ------------------------------------

          LegalPlay Entertainment Inc. (the "Company") was incorporated under the laws of the State of Florida on May 3, 1989 as Sparta Ventures Corp. and remained inactive until June 27, 1998. The name was changed to Thermal Ablation Technologies Corporation on October 8, 1998 and then to Poker.com, Inc. on August 10, 1999. On September 15, 2003, the Company changed its name to LegalPlay Entertainment Inc. The Company's business to December 31, 2003 was primarily related to the operations of online gaming. The Company discontinued its business of software gaming license operations and during the year ended December 31, 2004 and subsequent, the Company's intention was to internally develop and market gaming software or to acquire a gaming software license to market and sub-license the software. The Company was in the development stage since January 1, 2004.

Note 2    Interim Reporting
          -----------------
          The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2005.

          The results of operations for the six months ended June 30, 2006 are not indicative of the results that may be expected for the year ending December 31, 2006.

Note 3    Continuance of Operations
          -------------------------

          These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $2,155,078 since its inception, has a working capital deficiency of $177,536 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.


--------------------------------------------------------------------------------

LEGALPLAY ENTERTAINMENT INC.
(A Development Stage Company)
Notes to Consolidated Interim Financial Statements
June 30, 2006 (Unaudited)

Note 4    Notes Payable
          -------------

          The notes payable are comprised of the following:

          a) Non-interest bearing amounts of $23,668 as of June 30, 2006 are unsecured and due on demand.

          b) The promissory note of $30,826 as of June 30, 2006 is unsecured, bears interest at the Canadian prime rate (6% as of June 30, 2006) and was due April 15, 2006. The note was not repaid when it came due and the Company has been negotiating an extension of the maturity date of this note.

          c)   On  April  6,  2006,  the  Company  received  $10,000 from Hokley
               Limited. The promissory note of $10,118 is unsecured and bears interest at 5% per annum. Repayment of the principal and accrued interest is payable by the Company on April 6, 2007.

Note 5     Related Party Transactions
           --------------------------

          The Company incurred the following amounts with directors of the Company and a former officer of the Company.

                                                                                  January 1,
                                                                                  2004 (Date
                                                                                 of Inception
                                                                                    of the
                                                                                 Development
                                Three months ended        Six months ended         Stage) to
                                     June 30,                  June 30,            June 30,
                                2006         2005         2006         2005          2006
                             -----------  -----------  -----------  -----------  ------------
          Management and
            consultant fees  $     3,270  $     3,000  $     6,527  $     6,000        77,205
          Wages                        -            -            -            -         1,000
                             -----------  -----------  -----------  -----------  ------------

                             $     3,270  $     3,000  $     6,527  $     6,000  $     78,205
                             ===========  ===========  ===========  ===========  ============

          At June 30, 2006, accounts payable and accrued liabilities include $13,000 (December 31, 2005 -$7,000) payable to directors and a former officer of the Company..

Note  6   Stockholders'  Equity
          ---------------------

          As of November 3, 2005, the Company was indebted to Iris International Holdings ("Iris") for an amount of $25,000. The promissory note was unsecured, bore interest at 5% per annum and was due in one year.

          On January 26, 2006, Iris agreed to accept common shares in settlement of the debt owing to them. The Company's Board of Directors resolved to settle the debt owed to Iris by issuing 2,500,000 common shares of the Company at the agreed upon price of $0.01 per share.


--------------------------------------------------------------------------------

LEGALPLAY ENTERTAINMENT INC.
(A Development Stage Company)
Notes to Consolidated Interim Financial Statements
June 30, 2006 (Unaudited)

Note  7   Non-cashInvesting  and  Financing  Activities
          ---------------------------------------------

          During the six months ended June 30, 2006, the Company issued 2,500,000 common shares at $0.01 per share for a total of $25,000 to settle an outstanding note payable.

Note  8   Discontinued  Operations
          ------------------------

          On March 1, 2006, the Company determined that it no longer wished to continue with its Skill Poker business and, as a result, agreed to sell all of the issued and outstanding shares of Skill Poker.com Inc., a wholly-owned subsidiary, to a third party for nominal proceeds of $1. As part of the agreement, the purchaser also assumed all of the liabilities of Skill Poker.com Inc. As such, the Company recognized a gain on the disposition of its subsidiary.

          Proceeds                                                  $     1
          Liabilities assumed by purchaser of Skill Poker.com Inc.   29,683
                                                                    -------

          Gain on disposition of subsidiary                         $29,684
                                                                    =======


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

We have discontinued operating our three subsidiary companies: Casino Marketing S.A., a Costa Rican registered company; 564448 BC Ltd., a British Columbia registered company; and Skill Poker.com Inc., a Washington state registered company incorporated January 29, 2003. On March 1, 2006, the Company agreed to sell all of the issued and outstanding shares of their wholly-owned subsidiary Skill Poker.com Inc. to Randy Peterson (or his nominee) for $1. Mr. Peterson (or his nominee) also agreed to assume all of the liabilities of Skill Poker.com Inc. The Company has applied to dissolve Casino Marketing S.A. and 564448 BC Ltd. as they are no longer needed by the Company.

Our current business strategy is to acquire new Poker software and market the software to on-line gaming sites worldwide.

The litigation in relation to the domain name dispute relating to Poker.com continued during the first quarter of 2005 and a Settlement Agreement was reached between the parties in April 2005.

We are in immediate need of further working capital and are considering options with respect to financing in the form of debt, equity or a combination thereof. Management is considering a reverse split in order to increase the share price and reduce the number of issued and outstanding shares.

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


--------------------------------------------------------------------------------

RESULTS OF CONTINUING OPERATIONS

Six months ended June 30, 2006 compared to the six months ended June 30, 2005:

NET SALES. Net sales for the six months ended June 30, 2006 were $nil compared to $5,000 for the six months ended June 30, 2005.

EXPENSES. Operating expenses for the six months ended June 30, 2006 were $29,550 compared to $20,413 for the six months ended June 30, 2005. The major expense item for the six months ended June 30, 2006 was the management and consulting fees of $7,527, as compared to $6,000 for the six months ended June 30, 2005. The professional fees increased by $6,648 to 17,062 in June 30, 2006 as compared to $10,414 in June 30, 2005.

PROVISION FOR INCOME TAXES. No tax provision were made for the six months ended June 30, 2006 and 2005.

Three months ended June 30, 2006 ("2006") compared to the three months ended June 30, 2005 ("2005")

The Company had no revenue for the three months ended June 30, 2006 and 2005. Expenses increased significantly from $6,547 in 2005 as compared to $24,736in 2006 due to higher Security Exchange Commission filing fees and legal and auditing fees. In 2006, the Company incurred consultant and management fees of $4,166 as compared to 3,000 in 2005. The office expenses were $4,964 in 2006 as compared to $513 in 2005. Furthermore, professional fees increased from $2,390 in 2005 to $15,064 in 2006. The net loss for 2006 was $24,736 as compared to $6,547 in 2005. Our net loss per share remained at $nil for 2006 and 2005.


FINANCIAL CONDITION AND LIQUIDITY

On June 30, 2006, our net working capital deficit was $177,536 compared to $201,534 at December 31, 2005. At June 30, 2006 the Company had cash and cash equivalents totaling $5,674 compared to $6,765 at December 31, 2005. We are in immediate need of further working capital and are considering options with respect to financing in the form of debt, equity or a combination thereof.

Net cash provided for operating activities for the six months ended June 30, 2006 was $12,294 compared to $2,240 at June 30, 2005. The decrease in cash used was mainly due to slower turnover on payables.

There was no cash used for investing activities for the six months ended June 30, 2006.

Net cash used by financing activities for the six months ended June 30, 2006 was $12,226 compared to $2,605 cash provided at June 30, 2005. The increase was attributed to the cash repayment of notes payable.

The Company's ability to continue as a going concern and fund operations through the remainder of 2006 is contingent upon its ability to raise funds through equity or debt financing.

The Company has arranged loans from third party lenders in order to fund the on going operations of the business. These loans have been secured by way of Promissory Notes.


--------------------------------------------------------------------------------

ITEM 3.     CONTROLS AND PROCEDURES

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

Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the period ended June 30, 2006.

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

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number  Description
     2.1*       On July 27th 2006, the Company filed an 8K announcing the termination of our auditors, Amisano Hanson Chartered Accountants and the appointment of Dale
                Matheson Carr-Hilton Labonte Chartered Accountants as their replacement.
    31.1        302 Certification for the Chief Executive Officer
    31.2        302 Certification for the Chief Financial Officer
    32.1        906 Certification for the Chief Executive Officer
    32.2        906 Certification for the Chief Financial Officer

*   previously filed with SEC


--------------------------------------------------------------------------------

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGALPLAY ENTERTAINMENT INC.
(Registrant)


/s/ Cecil Morris Date:                     Date: August 17, 2006
----------------------------
Cecil Morris
Director, President
----------------------------


/s/ John Page                              Date: August 17, 2006
----------------------------
John Page
Director / Treasurer


--------------------------------------------------------------------------------