Form 10QSB
period 2006-09-30
LegalPlay Entertainment Inc
filed 2006-11-13
CIK 1102432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended:  SEPTEMBER 30, 2006

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from________________ to ________________


     Commission file number ______________________________________


                          LEGALPLAY ENTERTAINMENT INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

          Florida                     000-29219             98-0199508
 ------------------------------    ----------------     -------------------
(State or other jurisdiction of    (Commission File       (IRS Employer
 incorporation or organization)        Number)          Identification No.)


    Suite 206 - 388 Drake Street
Vancouver, British Columbia, Canada                           V6B 6A8
----------------------------------------                  ---------------
(Address of principal executive offices)                     (Zip Code)


       Issuer's telephone number                          (604) 648-2090
----------------------------------------                  ---------------


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

Yes  [ ]        No  [X]


--------------------------------------------------------------------------------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes  [ ]        No  [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of October 26, 2006 was 36,575,000.

Transitional Small Business Disclosure Format:

Yes  [ ]        No  [X]


--------------------------------------------------------------------------------

                          LEGALPLAY ENTERTAINMENT INC.

                                   FORM 10-QSB

PART I -  FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . .  5

          Consolidated Statements of Operations . . . . . . . . . . . . . . .  6

          Consolidated Statements of Cash Flows . . . . . . . . . . . . . . .  7

          Consolidated Statement of Stockholders' Deficit . . . . . . . . . .  9

          Statements of Operations from Discontinued Operations . . . . . . . 10

          Notes to the Consolidated Financial Statements. . . . . . . . . . . 11

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . 16

ITEM 5.   OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . 16

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . 16


--------------------------------------------------------------------------------

ITEM 1.     FINANCIAL STATEMENTS




                          LEGALPLAY ENTERTAINMENT INC.
                          (A Development Stage Company)
                        CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)




--------------------------------------------------------------------------------

                                    LEGALPLAY ENTERTAINMENT INC.
                                   (A Development Stage Company)
                                    CONSOLIDATED BALANCE SHEETS


                                                                     September 30,    December 31,
                                    ASSETS                               2006             2005
                                    ------                          ---------------  --------------
                                                                      (Unaudited)
Current
  Cash                                                              $        4,768   $       6,765
  Amounts receivable                                                             -           2,250
                                                                    ---------------  --------------

                                                                    $        4,768   $       9,015
                                                                    ===============  ==============

                                  LIABILITIES
                                  -----------

Current
  Accounts payable and accrued liabilities (Note 5)                 $      107,657   $     102,943
  Current liabilities of discontinued operations                                 -          30,768
  Notes payable (Note 4)                                                    90,365          76,838
                                                                    ---------------  --------------

                                                                           198,022         210,549
                                                                    ---------------  --------------

                             STOCKHOLDERS' DEFICIT
                             ---------------------

Capital stock
  Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding
  Common stock and paid-in capital (Note 6)
    100,000,000 shares authorized with a par value of $0.01
    36,575,000 (December 31, 2005: 34,075,000) shares issued and
    outstanding                                                          1,967,540       1,942,540
Treasury stock, at cost, 27,000 shares (December 31, 2005: 27,000)          (6,881)         (6,881)
Accumulated other comprehensive income                                      16,850          18,041
Deficit                                                                 (1,305,454)     (1,305,454)
Deficit accumulated during the development stage                          (865,309)       (849,780)
                                                                    ---------------  --------------

                                                                          (193,254)       (201,534)
                                                                    ---------------  --------------

                                                                    $        4,768   $       9,015
                                                                    ===============  ==============


--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES                                                    Page 5

                                             LEGALPLAY ENTERTAINMENT INC.
                                             (A Development Stage Company)
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (Unaudited)
                                                                                                       January 1,
                                                                                                     2004 (Date of
                                                                                                    Inception of the
                                                                                                       Development
                                                Three months ended          Nine months ended           Stage) to
                                                   September 30,               September 30,          September 30,
                                                2006          2005          2006          2005             2006
                                            ------------  ------------  ------------  ------------  ------------------
General and Administrative Expenses
  Amortization                              $         -   $         -   $         -   $         -   $          27,077
  Bad debt                                            -         2,297           476         2,297                 523
  Corporation promotion                               -             -            68             -              13,920
  Insurance                                           -             -             -             -              15,901
  Management and consultant fees                  6,480         3,847        14,007         9,847             111,142
  Office supplies and services                    1,849           730         5,899         3,445              37,004
  Professional fees                               7,356        15,194        24,418        25,608             200,797
  Rent                                                -           642           367         1,926              16,311
  Wages                                               -             -             -             -              84,258
                                            ------------  ------------  ------------  ------------  ------------------

Loss before other items                         (15,685)      (22,710)      (45,235)      (43,123)           (506,933)

Other items
  Loss on disposition of equipment                    -             -             -             -             (15,028)
  Write-down of intangible assets                     -             -             -            (3)            (50,001)
  Write-off of notes payable                          -             -             -             -              14,823
  Gain on settlement of lawsuit                       -             -             -             -              44,445
                                            ------------  ------------  ------------  ------------  ------------------

Loss from continuing operations                 (15,685)      (22,710)      (45,235)      (43,126)           (512,694)

Operating income (loss) from discontinued
  operations                                          -             -            22         5,000            (382,299)

Gain on sale of discontinued operations
  (Schedule 1 and Note 8)                             -             -        29,684             -              29,684
                                            ------------  ------------  ------------  ------------  ------------------

Net loss                                    $   (15,685)  $   (22,710)  $   (15,529)  $   (38,126)  $        (865,309)
                                            ============  ============  ============  ============  ==================

Basic and diluted loss per share            $         -   $         -   $         -   $         -
                                            ============  ============  ============  ============

Weighted average number of share
  outstanding                                36,575,000    33,908,696    36,346,062    33,418,956
                                            ============  ============  ============  ============


--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES                                                    Page 6

                                           LEGALPLAY ENTERTAINMENT INC.
                                           (A Development Stage Company)
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                                                              January 1, 2004 (Date
                                                                                               of Inception of the
                                                                                                   Development
                                                                    Nine months ended               Stage) to
                                                                      September 30,               September 30,
                                                                  2006             2005               2006
                                                             ---------------  ---------------  -------------------
Cash Flows from Operating Activities
  Net loss from continuing operations                        $      (45,235)  $      (43,126)  $         (512,694)
  Add (deduct) items not affecting cash:
    Amortization                                                          -                -               27,077
    Issuance of common stock for services                                 -                -                1,000
    Stock-based compensation                                              -                -                4,460
    Loss on disposition of equipment                                      -                -              225,184
    Write-down of intangible assets                                       -                3              360,001
    Write-off of notes payable                                            -                -              (18,729)
    Gain on settlement of lawsuit                                         -                -              (44,445)
  Changes in non-cash working capital items:
    Amounts receivable                                                2,250           44,816               47,410
    Prepaid expenses and deposits                                         -            3,074               25,741
    Accounts payable and accrued liabilities                        (26,054)         (28,183)              35,046
    Accrued interest on notes payable                                 3,527                -                3,527
                                                             ---------------  ---------------  -------------------

Cash provided by (used in) continuing operations                    (65,512)         (23,416)             153,578
Discontinued operations                                              29,705            5,000             (553,690)
                                                             ---------------  ---------------  -------------------

Net cash used in operating activities                               (35,807)         (18,416)            (400,112)
                                                             ---------------  ---------------  -------------------

Cash Flows from Investing Activities
  Proceeds from sale of subsidiary (Note 8)                               1                -                    1
  Proceeds from assets disposition                                        -                -                5,458
  Purchase of equipment                                                   -                -               (5,808)
                                                             ---------------  ---------------  -------------------
Net cash provided by (used in) investing activities                       1                -                 (349)
                                                             ---------------  ---------------  -------------------

Cash Flows from Financing Activities
  Proceeds from notes payable                                        35,000           22,266              198,614
  Proceeds from issuance of common stock                                  -                -                1,000
                                                             ---------------  ---------------  -------------------

Net cash provided by financing activities                            35,000           22,266              199,614
                                                             ---------------  ---------------  -------------------

Effect of exchange rate changes on cash                              (1,191)          (1,399)              (3,902)
                                                             ---------------  ---------------  -------------------

Net increase (decrease) in cash from continuing operations           (1,997)           2,451             (204,749)

Cash, beginning of the period                                         6,765               78              209,517
                                                             ---------------  ---------------  -------------------

Cash, end of the period                                      $        4,768   $        2,529   $            4,768
                                                             ===============  ===============  ===================


--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES                                                    Page 7

                                       LEGALPLAY ENTERTAINMENT INC.
                                       (A Development Stage Company)
                             CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                                (Unaudited)
                                                                                     January 1, 2004 (Date
                                                                                      of Inception of the
                                                                                          Development
                                                            Nine months ended              Stage) to
                                                              September 30,              September 30,
                                                           2006           2006               2006
                                                       -------------  -------------  ---------------------
Supplemental Disclosure of Cash Flow Information and
  Non-cash Investing and Financing Activities:
    Cash paid for:
      Interest                                         $           -  $           -  $                  -
                                                       -------------  -------------  ---------------------
      Income taxes (recovery)                          $           -  $           -  $             (3,934)
                                                       =============  =============  =====================

    Common shares issued to settle notes payable       $      25,000  $           -  $             25,000
                                                       -------------  -------------  ---------------------


--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES                                                    Page 8

                                                   LEGALPLAY ENTERTAINMENT INC.
                                                  (A Development Stage Company)
                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                                                                                                          Deficit
                                                                             Accumulated                 Accumulated
                                              Common Shares                     Other                    During the
                                          ----------------------  Treasury  Comprehensive                Development
                                            Number      Amount     Stock       Income        Deficit        Stage        Total
                                          ----------  ----------  --------  -------------  ------------  -----------  -----------
Balance at December 31, 2005              34,075,000  $1,942,540  $(6,881)  $     18,041   $(1,305,454)  $ (849,780)  $ (201,534)
Net income for the period                          -           -        -              -             -      (15,529)     (15,529)
Foreign currency translation adjustment            -           -        -         (1,191)            -            -       (1,191)
Share issues for debt                      2,500,000      25,000        -              -             -            -       25,000
                                          ----------  ----------  --------  -------------  ------------  -----------  -----------

Balance at September 30, 2006
(Unaudited)                               36,575,000  $1,967,540  $(6,881)  $     16,850   $(1,305,454)  $ (865,309)  $ (193,254)
                                          ==========  ==========  ========  =============  ============  ===========  ===========


--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES                                                    Page 9

                                 LEGALPLAY ENTERTAINMENT INC.                      Schedule 1
                                (A Development Stage Company)
                     STATEMENT OF OPERATIONS FROM DISCONTINUED OPERATIONS
                                         (Unaudited)


                                                                            January 1, 2004
                                                                              (Date of
                                                                           Inception of the
                                                                              Development
                                                  Nine months ended            Stage) to
                                                     September 30,           September 30,
                                                  2006           2005             2006
                                             --------------  -------------  -----------------
Amortization                                 $           -   $           -  $         57,051
Management and consulting fees                           -               -               165
Professional fees                                        -               -             5,606
Office supplies and services                           (22)              -             2,997
Royalty, software and advertising                        -               -            69,251
                                             --------------  -------------  -----------------

                                                        22               -          (135,070)
                                             --------------  -------------  -----------------

Write-down of intangible assets                          -               -          (155,000)
Forgiveness of debts                                     -               -             1,953
Loss on disposition of equipment                         -               -          (105,078)
Incidental revenue                                       -           5,000            10,874
                                             --------------  -------------  -----------------

                                                         -           5,000          (247,251)
                                             --------------  -------------  -----------------

Gain on disposition of subsidiary - Note 8          29,684               -            29,684
                                             --------------  -------------  -----------------

Net income (loss)                            $      29,706   $       5,000  $       (352,637)
                                             ==============  =============  =================


--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES                                                   Page 10

                          LEGALPLAY ENTERTAINMENT INC.
                          (A Development Stage Company)
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

Note 1    Nature and Continuance of Operations
          ------------------------------------

          LegalPlay Entertainment Inc. (the "Company") was incorporated under the laws of the State of Florida on May 3, 1989 as Sparta Ventures Corp. and remained inactive until June 27, 1998. The name was changed to Thermal Ablation Technologies Corporation on October 8, 1998 and then to Poker.com, Inc. on August 10, 1999. On September 15, 2003, the Company changed its name to LegalPlay Entertainment Inc. The Company's business to December 31, 2003 was primarily related to the operations of online gaming. In 2004, the Company discontinued the online gaming operations and redirected its business strategy to acquisition of new poker software and market the software to on-line gaming sites worldwide. The Company is in the development stage since then.

Note 2    Interim Reporting
          -----------------

          The accompanying unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-KSB of the Company for the year ended December 31, 2005 filed with the SEC.

          The results of operations for the nine months ended September 30, 2006 are not indicative of the results that may be expected for the year ending December 31, 2006.

Note 3    Continuance of Operations
          -------------------------

          These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $2,170,763 since its inception, has a working capital deficiency of $193,254 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.


--------------------------------------------------------------------------------

LegalPlay Entertainment Inc.
(A Development Stage Company)
Notes to the Consolidated Interim Financial Statements
September 30, 2006 (Unaudited)


Note 4    Notes Payable
          -------------

          The notes payable are comprised of the following:

          a) Non-interest bearing amounts of $23,686 as of September 30, 2006 are unsecured and due on demand.

          b) The promissory note of $31,223 as of September 30, 2006 is unsecured, bears interest at the Canadian prime rate (6% as of September 30, 2006) and due on demand.

          c) On April 6, 2006, the Company received $10,000 from Hokley Limited. The promissory note of $10,244 is unsecured and bears interest at 5% per annum. Repayment of the principal and accrued interest is payable by the Company on April 6, 2007.

          d) On July 31, 2006, the Company received $25,000 from Hokley Limited. The promissory note of $25,212 is unsecured and bears interest at 5% per annum. Repayment of the principal and accrued interest is payable by the Company on July 31, 2007.

Note 5    Related Party Transactions
          --------------------------

          The Company incurred the following amounts with directors of the Company and a former officer of the Company.

                                                                                   January 1,
                                                                                   2004 (Date
                                                                                  of Inception
                                                                                     of the
                                                                                   Development
                        Three months ended              Nine months ended           Stage) to
                           September 30,                   September 30,           September 30,
                       2006            2005            2006            2005            2006
                  --------------  --------------  --------------  --------------  --------------
Management and
 consultant fees  $        6,480  $        3,000  $        9,857  $        9,000  $       80,535
Wages                          -               -               -               -           1,000
                  --------------  --------------  --------------  --------------  --------------

                  $        6,480  $        3,000  $        9,857  $        9,000  $       81,535
                  ==============  ==============  ==============  ==============  ==============

          At September 30, 2006, accounts payable and accrued liabilities included $16,000 (December 31, 2005 -$7,000) payable to directors and a former officer of the Company.

Note 6    Stockholders'  Deficit
          ----------------------

          As of November 3, 2005, the Company was indebted to Iris International Holdings ("Iris") for an amount of $25,000. The promissory note was unsecured, bears interest at 5% per annum and was due in one year.

          On January 26, 2006, Iris agreed to accept common shares in settlement of the debt owing to them. The Company's Board of Directors resolved to settle the debt owed to Iris by issuing 2,500,000 shares of the Company's common stock at the agreed upon price of $0.01 per share.


--------------------------------------------------------------------------------

LegalPlay Entertainment Inc.
(A Development Stage Company)
Notes to the Consolidated Interim Financial Statements
September 30, 2006 (Unaudited)


Note 7    Non-cash  Investing  and  Financing  Activities
          -----------------------------------------------

          During the nine months ended September 30, 2006, the Company issued 2,500,000 common shares at $0.01 per share for a total of $25,000 to settle an outstanding note payable.

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

          Proceeds                                                      $      1

          Liabilities assumed by purchaser of Skill Poker.com Inc.        29,683
                                                                        --------

          Gain on disposition of subsidiary                             $ 29,684
                                                                        ========

Note 9    Reclassifications
          -----------------

          Certain amounts from prior periods have been reclassified to conform to the current period presentation.


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

Although these estimates are based on our knowledge of current events and actions we may undertake in the future, they may ultimately differ from actual results. Certain accounting policies involve significant judgments and assumptions by us, which have a material impact on our financial condition and results. Management believes its critical accounting policies reflect its most significant estimates and assumptions used in the presentation of our financial statements. Our critical accounting policies include debt management and accounting for stock-based compensation. We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities".

RESULTS OF CONTINUING OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

REVENUES. Net sales for the nine months ended September 30, 2006 were $nil compared to $5,000 for the nine months ended September 30, 2005 because the Company stopped taking bids from players due to the legality.

EXPENSES. Operating expenses for the nine months ended September 30, 2006 were $45,235 compared to $43,126 for the nine months ended September 30, 2005. The major expense item for the nine months ended September 30, 2006 was the management and consulting fees of $14,007, as compared to $9,847 for the nine months ended September 30, 2005 This is mainly due to monthly administration fees paid for general office and accounting services. The professional fees decreased by


--------------------------------------------------------------------------------

$1,190 to $24,418 in September 30, 2006 as compared to $25,608 in September 30, 2005 as the Company has stabilized its regulatory filings on a periodic basis.

PROVISION FOR INCOME TAXES. No tax provision was made for the nine months ended September 30, 2006 or 2005.

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

REVENUES. The Company had no revenue during the three months ended September 30, 2006 or 2005.

EXPENSES. During the three months ended September 30, 2006, the Company incurred consultant and management fees of $6,480 as compared to $3,847 for the same period in 2005 due to an increase of monthly management fees. The professional fees decreased from $15,194 in 2005 to $7,356 in 2006, primarily as a result of delinquent regulatory filings in 2005.

NET LOSS. The net loss for the three months ended September 30, 2006 was $15,685 as compared to $22,710 for the corresponding period in 2005. Our net loss per share remained at $nil for 2006 and 2005.

FINANCIAL CONDITION AND LIQUIDITY

On September 30, 2006, our working capital deficit was $193,254 compared to $201,534 at December 31, 2005. At September 30, 2006, the Company had cash balances totaling $4,768 compared to $6,765 at December 31, 2005. We are in immediate need of further working capital and are considering options with respect to financing in the form of debt, equity or a combination thereof.

Net cash used in operating activities for the nine months ended September 30, 2006 was $35,807 compared to $18,416 for the same period in 2005. The decrease in cash used was mainly due to realization of receivables offset by the repayment of certain payables.

Net cash provided by financing activities for the nine months ended September 30, 2006 was $35,000 compared to $22,266 cash provided at September 30, 2005. The increase was attributed to the proceeds received from notes payable.

The Company's ability to continue as a going concern and fund operations through the remainder of 2006 is contingent upon its ability to raise funds through equity or debt financing.

The Company has arranged loans from third party lenders in order to fund the on going operations of the business. These loans have been secured by way of Promissory Notes.


ITEM 3.     CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports the Company files under the Exchange Act are recorded, processed and reported as required.


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


LEGALPLAY ENTERTAINMENT INC.
(Registrant)


/s/ Cecil Morris                    Date: November 10, 2006
-----------------------
Cecil Morris
Director, President

/s/ John Page                       Date: November 10, 2006
-----------------------
John Page
Director / Treasurer


--------------------------------------------------------------------------------
                                                                         Page 16