Form 10KSB
period 2006-12-31
Synthenol Inc
filed 2007-03-30
CIK 1102432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________ to ________________

SYNTHENOL INC.
(Exact name of registrant as specified in its charter)

Florida	000-29219	98-0199508
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

Suite 206, 388 Drake Vancouver, British Columbia, Canada	V6B 6A8
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number	(604) 648-2090
(including area code)

LegalPlay Entertainment INC. Address 201-1166 Alberni Street Vancouver, British Columbia, Canada	V6E 3Z3
(Former name, former address and former fiscal year, if changed since last report)	(Zip Code)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-B is not contained herein, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Revenues for the year ended December 31, 2006 were $0.00.

The aggregate value of the issuer’s common stock held by non-affiliates (assuming that the issuer’s only affiliates are its’ directors, officers and 10% or greater stockholders) of the issuer as of December 31, 2006 was $149,555 based upon the closing bid price of $0.625 per share of common stock on that date as reported by the NASD OTC Bulletin Board under the symbol “STHL”.

REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Not applicable.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

March 5, 2007 – 731,522 Common Shares.

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Item 13 of this Report.

Transitional Small Business Disclosure Format	Yes ☒	No ☐

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

SYNTHENOL INC.
(the “Company”)

FORM 10-KSB

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

In June 1999, our directors undertook to restructure the company by agreeing in principal to sublicense the URL, www.poker.com, from Uninet Technology Inc. (“Uninet”), and undertook the development of an on-line Internet gaming marketing company. Uninet was in the process of negotiating a license of the URL from Ala Corp. on the basis that the rights to the URL would be sub-licensed to us immediately. We appointed one of Uninet's directors to our board and on July 9, 1999, we entered into a sub-license Agreement with Uninet and began our research in to the acquisition of a casino and/or poker software license.

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

In August 1999, we entered into a one-year non-exclusive license agreement with ASF Software Inc. (“ASF”) of Belize. ASF agreed to license to us certain multi-player poker software with the specific provision that we would then sub-license the software to third parties. The terms of the license with ASF included payment of $135,000 plus an on-going royalty of 20% of the rake. The agreement was automatically renewed for one-year periods and either party could terminate the agreement with 90 days notice to the other party. In addition, ASF's associated company would provide credit card processing for a fee of 5.75%.

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

On November 29, 1999, our subsidiary, Casino Marketing S.A., purchased a Master Sub-License Agreement from Gamingtech Corporation (“Gamingtech “ a subsidiary of Chartwell Technologies Inc., which developed a suite of 18 casino games). We paid Gamingtech $100,000 for the non-exclusive worldwide rights to sell Gamingtech's casino software program licenses. Our agreement with Gamingtech enabled us to:

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

We realized by late December 1999 that the ASF software was outdated and ASF was refusing to update the software. We decided to find a new provider and in February 2000, we entered into a contract with TransNet International S.A. (“TransNet”) with a view to providing us with a new generation poker software license for a term of 50 years. We paid $30,000 to TransNet and an on-going royalty payment of 20% of the rake from the use of the software plus a fee of $50,000 for every master license we sold. The software was delivered to us in August of 2000 and since that time we sold master card room licenses and sub-licenses.  Antico agreed to accept the new software program in place of the ASF software despite the problems in change over.

After notice was given to ASF of cancellation of the master license agreement, ASF instructed Credit Card Processing of Belize to hold back payments which resulted in Antico not being paid the 15% hold backs and its’ inability to pay us royalty payments. Antico agreed to assign the withholding payments to ensure that we receive the outstanding royalty fees due.

By mid 2000, we realized that the Gamingtech software was badly constructed and Gamingtech was unable to upgrade it’s system. As a result, on September 14, 2000, the Company purchased a casino software license from Starnet Systems International Inc. (“Starnet”) in return for $100,000 in advertising and monthly fees based on a percentage of net monthly revenue.  We then cancelled our agreement with Gamingtech.

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

We offered alternative casino software to our customers in July 2001 when we entered into a strategic relationship with Trimon Software Systems Inc. (“Trimon”).Trimon offered: baccarat, black jack, craps, Caribbean poker, let-it-ride poker, pai-gow poker, American roulette, slot machine and video poker. The Trimon software enabled our casino owner/operators to extend their poker and casino games into the wireless and closed circuit areas through WAP (wireless application protocol), casino-on-tv and casino kiosk.

In September 2001 we sold a Poker master license to Microgaming Systems Ltd. (“Microgaming “a South African/UK Company and one of the largest casino licensors on the Internet) to market on-line multi-player poker software sublicenses. Microgaming's intention was to provide all their casino licensees with a poker card room sublicense. We would earn a licensing fee for each sublicense sold plus a monthly royalty fee.

In November 2001, we entered into an agreement with Focusnet Capital Inc. and Pyramid Casino to provide a master poker card room.

On November 30, 2001, our subsidiary, Casino Marketing S.A. (“Casino Marketing”), amended its original agreement with TransNet whereby the fee payable was reduced as follows:

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

On February 12, 2003 we acquired the rights, title and interest in a skill-based method of playing poker online known as Skill Poker. Skill Poker was invented by Randy Peterson, a retired Vancouver police detective who sold it to Blue Diamond International Capital (“Blue Diamond”). The provisional patent application covering the method of playing Skill Poker was acquired by us from Blue Diamond for $50,000 in cash and through the issuance of 3,000,000 common shares issued in accordance with Regulation S of the Securities Act of 1933 (based on the closing market price of $0.035 on the date of issue for a total cost of $105,000). On-going consideration payable to Blue Diamond included a monthly minimum payment of $3,500 or 4% of the gross revenue earned through the operation of Skill Poker, whichever was the greater. In the event that we further licensed the technology to a third party, Blue Diamond would also receive 20% of any initial license fee and 4% of the gross revenue of any such licensee. The provisional patent application, the related trademarks and the operations of Skill Poker were conducted through a wholly owned Washington State subsidiary, Skill Poker.com Inc., which was incorporated in February of 2003.

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

Skill Poker is a skill-based method of playing poker online which removes the elements of chance. The legality as a skill-based game was opined upon by I. Nelson Rose, a professor of law at Whittier University in California. Dr. Rose has represented the U.S and Canadian governments in addition to state and provincial governments and many commercial gaming operators. Skill Poker.com Inc. earns its’ revenue through the operation of skill based poker tournaments online whereby players enter tournaments paying a buy in and a tournament fee. Skill Poker.com Inc. earns only the tournament fee and does not participate in the buy in. The legality or illegality of the Skill Poker system with respect to U.S or Canadian gaming regulations can not be determined considering the fact that the system has not been challenged in a court of law. It is, however, widely considered that games of skill are different from games of chance and therefore are not considered gambling by regulatory bodies.

In order to create the system online, we required poker software and on March 31, 2003 acquired a license to the source code of proprietary software owned by Pokersoft Corporation A.V.V. (“PokerSoft”) The license included the development of the Skill Poker system incorporating the claims as set forth in the provisional patent application. The system, which has been developed, is proprietary to Skill Poker and cannot be used by any third parties without prior consent or license from Skill Poker.com Inc., which includes both the software operating Skill Poker and the provisional patent application. Consideration payable to Pokersoft included $30,000 in cash and the issuance of 3,000,000 shares issued in accordance with Regulation S of the Securities Act of 1933 (based on the closing market price of $0.018 on the date of issue for a total cost of $54,000). Ongoing consideration payable to Pokersoft includes a monthly minimum of $3,000 or 15% of the gross tournament fees earned by Skill Poker, whichever the greater. The development cost of the system will be paid in addition to the above.

On September 17, 2003, our wholly owned subsidiary, SkillPoker.com, Inc. officially launched a beta for SkillPoker tournaments on www.SkillPoker.com, the first skill based poker site in North America.  On November 15, 2003, our wholly owned subsidiary, SkillPoker.com officially released the real money, pay-for-play version for SkillPoker tournaments on www.SkillPoker.com. In 2003, we generated marginal revenues from the patent pending SkillPoker system.  It became apparent that even though the Skill Poker was a legal way of playing Poker on line  there was no incentive for players that were playing on “illegal” sites to change over to skill poker. LegalPlay came to the conclusion that the business model would not succeed until the U.S Government outlawed all on-line gaming which is logistically almost impossible to achieve.

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

On January 23, 2004, we entered into a letter of intent with GamblingVision Group Inc. (“GamblingVision”) whereby GamblingVision will, subject to the conditions of closing, merge with a subsidiary corporation of LegalPlay.

Following our due diligence period, we announced on March 31, 2004 that we would not be completing the transaction to acquire GamblingVision due to our findings that the technology was too premature and was not an immediate fit with our core business of gaming relating products which do not contravene gaming regulations.

On June 1, 2004, PokerSoft sent a demand letter to SkillPoker regarding the lack of payment of the May 2004 invoice in the amount of $3,000. The outstanding payment was not made to PokerSoft within the ten days stipulated in their demand letter. On June 15, 2004, SkillPoker received a subsequent letter from PokerSoft giving them notice that, effective immediately, they were terminating the License Agreement, as per Clause 7(a) of the contract.

On February 16, 2005, the Company made the necessary regulatory filings with the U.S. Securities and Exchange Commission in regards to their change in auditor.

The company filed a Form 15-12(g) with the United States Securities and Exchange Commission (“SEC”) on March 18, 2005, terminating their obligations as a reporting issuer. At that time, the Company did not have the financial resources to pay the accounting or legal fees which were necessary to complete the regulatory filings for the SEC. As a result of this filing, the company was no longer listed on the OTC-BB and became listed on the Pink Sheets under the trading symbol, LPLE.PK.

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

On April 14, 2005, the parties entered into an Assignment Agreement, where in consideration of the sum of $1.00, SkillPoker assigned to Blue Diamond the inventions and patents known as:

Country	Serial Number	Filing Date
United States	60/393,736	July 8, 2002
United States	10/614,752	July 8, 2003

In October, 2001, the Company’s wholly-owned subsidiary, Casino Marketing S.A. entered an agreement with Genius Goods Inc. for the exclusive marketing and licensing rights to the Poker.cc domain name. In November 2003, as a result of the Company's primary focus on the operation of the patent pending Skill Poker system, the agreement was amended such that in consideration for the domain name Poker.cc, Genius Goods would accept a Skill Poker sub license.  Poker.cc never launched a SkillPoker website and it was later agreed to transfer the URL, poker.cc, back to Genius Goods Inc.  The transfer took place on April 22, 2005 and all dealings between the two companies has been subsequently terminated.

On April 25, 2005, the Company reached a Settlement Agreement with Ala Corp. regarding the dispute over the Poker.com URL/domain name and trademark dispute. The Settlement Agreement outlined the following terms:

•	Communication Services Inc. will pay to the counsel for Uninet and LegalPlay, Kornfeld Mackoff Silber, in trust, $435,000 for distribution to both Uninet and LegalPlay.

•	Ala Corp., and associated parties, agree to transfer to LegalPlay, or as they may direct, all of their right, title and interest in their 2,403,400 common shares of LegalPlay Entertainment.

As a result of the Assignment Agreement that the Company entered into with Uninet (who agreed to finance the legal fees for a share of the URL) on December 29, 2004, assigning 90% of any settlement with Communication Services Inc. or Ala Corp. to Uninet, the Company received a cash settlement of $42,000 and 250,000 common shares of LegalPlay.

As a result of the URL/domain name dispute between the Company and Ala Corp., Antico Holdings S.A. (“Antico”) was unable to continue using the poker.com URL and suffered substantial damages. As a result, Antico had refused to pay the Company the amount of $591,048 until the URL had been reinstated and had demanded restitution of the URL or damages

The parties agreed that the damages that Antico suffered substantially exceeded the amount that was owing to LegalPlay. Antico agreed that they would not commence legal action for damages on the condition that LegalPlay write-off the debt of $591,048.

As a result of the $43,000 cash settlement that the Company negotiated as part of the Settlement Agreement with Ala Corp., they had the financial resources to pay the accounting and legal fees incurred in completing regulatory filings for the SEC. On June 17, 2005, the Company filed an amendment to the Form 15-12(g) previously filed with the SEC on March 18, 2005. The amendment stated that the Company wished to withdraw their request to terminate their obligations as a reporting issuer.

On July 15, 2005, the Company issued 900,000 common shares, representing 2.71%, of LegalPlay to the directors of the Company, as settlement for outstanding directors’ fees totaling $9,000.  The debt was settled at an exchange price per common share of $0.01 and the shares were issued under the conditions of Rule 144 and contain the appropriate restrictive legend.

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

On October 31, 2006, the Company's Board of Directors authorized the adopted of the fifty–for-one stock rollback whereby the record owners of the Company's Common Stock shall own one share of Common Stock ("New Common Stock") for every fifty shares of Common Stock held by them. The Company will maintain the number of authorized post split shares of common stock at 100,000,000 common shares and 5,000,000 shares of preferred stock both with a par value of $0.01 per share. On the same date, the Company's Board of Directors authorized to change the name of the company from LEGALPLAY ENTERTAINMENT INC. to SYNTHENOL INC. The stock rollback and corporate name change came to effect on December 18, 2006. Our current business strategy is to acquire new Poker software and market the software to on-line gaming sites worldwide.

We are in immediate need of further working capital and are considering options with respect to financing in the form of related party advances, debt, equity or a combination thereof. Management is considering a reverse split in order to increase the share price and reduce the number of issued and outstanding shares.

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

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on NASD broker-dealers who make a market in "a penny stock". A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. Our shares were quoted on the NASD OTC Bulletin Board, and the price of our shares ranged from $0.35 (low) to $1.20 (high) during the year ended December 31, 2006. The closing price of our shares on December, 31, 2006 was $0.625. Purchases and sales of our shares are generally facilitated by NASD broker-dealers who act as market makers for our shares. The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

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

Other Information

Neither the Company nor any of its subsidiaries engaged in any research and development activities during 2006. We do not manufacture any products or engage in any activity that requires compliance with environmental laws.

Item 2.	Description of Property

In 2004, we occupied 1,145 square feet of commercial space at #630-1188 West Georgia Street in Vancouver, British Columbia, Canada. This facility housed all of our operations including technical, marketing and administration for all of our subsidiaries. The annual cost of the space at the West Georgia location was approximately $13,400. On January 1, 2005, we relocated our offices to Suite 201, 1166 Alberni Street, Vancouver, British Columbia, Canada. The cost of the space at the Alberni Street location was approximately $2,400 per annum. In order to save costs we have subsequently moved our offices to #206-388 Drake Street, Vancouver where we share offices provided by one of our shareholders.

Item 3.	Legal Proceedings

On December 6, 2002, the domain www.poker.com was re-directed without our consent or knowledge by Ala Corp., a company registered under the laws of Antigua and whose principal is Ms. Liz Bryce of Vancouver, British Columbia, Canada. The domain was originally licensed from Ala Corp. to Uninet Technologies Inc. (“Uninet”) in 1999.  Uninet immediately sub-licensed the domain to us. In turn, we sub-licensed the domain to Antico Holdings S.A. of Costa Rica for the operating casino and/or card rooms. We retained all other rights to the domain name including developing the web site as a portal, marketing casinos and card rooms and other gaming software.

Ms. Bryce, through Ala Corp., owned 1,297,900 shares, or 3.81%, of our issued and outstanding common stock. In addition, Ms. Bryce's parents collectively owned 1,105,500 shares, or 3.24%, of our common stock. As of December 31, 2004, Ms. Bryce, together with her parents, owned directly and indirectly, a total of 2,403,400 shares or 7.05% of our common stock. In August 2005, these common shares were transferred from Ms. Bryce and her parents to LegalPlay and Uninet, as part of the Settlement Agreement.

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

After the domain was redirected, Ala Corp. transferred the registered owner of the domain to Communications Services Inc. (“CSI”), a company registered in Western Samoa and the registrar was changed from California-based Verisign Inc. to Australia-based Fabulous.com.

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

On February 28, 2003, together with Uninet, we sued CSI in the Supreme Court of British Columbia, Canada for a declaration that as a successor and assignee of Ala Corp., CSI is a trustee of the domain name for the benefit of Uninet and us:

•	an accounting for profits earned by CSI through the wrongful use of the domain name
•	a declaration that Ala and Communication are bound by the License Agreement between Ala and Uninet
•	a declaration that Uninet and us are entitled to the exclusive use of the domain name.

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

As mentioned above, we sub-licensed the domain name to Antico Holdings S.A. (“Antico”) of Costa Rica to use the domain for operating casinos and/or card rooms. Antico notified us that it had ceased all payments of royalties payable to us pending resolution to the dispute over the right to use the domain. It is anticipated that Antico will allege that we are responsible for damages incurred by Antico as a result of the dispute. We intend to defend any claims and will appropriately claim similarly against Uninet Technologies Inc., ALA Corp. and CSI.

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

As at December 31, 2006, no federal, state or local governmental agency is presently contemplating any proceedings against us. Other than as described above, no director, executive officer or affiliate thereof or owner of record or beneficially of more than five percent of our common stock is a party adverse to or has a material interest adverse to us in any proceeding.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the year of 2006

PART II

Item 5.	Market for Common Equity and Related Stockholders Matters

Market Information

There is no "established trading market" for shares of our common stock. As of December 31, 2006 common stock was quoted on the NASD OTC Bulletin Board under the symbol "STHL". No assurance can be given that any "established trading market" for our common stock will develop or be maintained.

The range of high and low closing bid quotations for our common stock during each quarter of the calendar years ended December 31 2006, 2005, and 2004 is shown below, as quoted by Reuters. Prices are inter-dealer quotations, without retail mark-up, markdown or commissions and may not represent actual transactions.

Stock Quotations
Quarter Ended	High Bid	Low Bid
March 31 2005	1.900	0.125
June 30 2005	2.300	0.125
September 30 2005	1.300	0.200
December 31 2005	$0.625	$0.200
March 31 2006	1.000	0.200
June 30 2006	1.000	0.500
September 2006	0.600	0.400
December 2006	0.625	0.350

The future sale of our presently outstanding "unregistered" and "restricted" common stock by present members of management and persons who own more than five percent of our outstanding voting securities may have an adverse effect on any "established trading market" that may develop in the shares of our common stock.

Holders

As of December 31, 2006, we had 47 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. We do not know the beneficial owners of such shares.

Item 6.	Management's Discussion and Analysis of Plan of Operations

You should read the following discussion and analysis in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-KSB.

Results of Operations

Year ended December 31, 2006 Compared to Year ended December 31, 2005

General Description
Our current business strategy is to develop our own Poker software and market the software to on-line gaming sites worldwide.

Revenue
We had continuing revenue of $nil and discontinued operations revenue of $nil for the twelve months ended December 31, 2006 and 2005.

General and Administrative Operating Expenses
Our total general and administrative operating expenses were $66,281 in fiscal 2006, compared to $59,413 in fiscal 2005. The increase is due to higher office supplies and services in relation to SEC filings. Company was able to cut back on management/consulting fees, professional fees, and rent during the period ended December 31, 2006.

The following are general and administrative expenses categories decreased significantly during the year ended December 31, 2006 compared to the same period in 2005:

General and Administrative Operating Expenses	2006	2005
Management and consulting fees	17,723	19,063
Office supplies and services	16,305	4,737
Professional Fees	31,340	32,998
Rent	367	2,568

Net loss
Net loss for fiscal 2006 was $36,575 compared to net loss of $54,416 in fiscal 2005. The change is due to increase of $29,684 from sale of discontinued operations and $11,568 decrease from office supplies and services for increasing filing and auditing fees. We had basic net loss of $0.05 per share in 2006 compared to loss of $0.08 per share in 2005.

Liquidity and Capital Resources

On December 31, 2006, our working capital deficit was $212,546 compared to $201,534 at December 31, 2005. At December 31, 2006, the Company had cash and cash equivalents totaling $13,462 compared to $9,015 at December 31, 2005.  We are in immediate need of further working capital and are considering options with respect to financing in the form of debt, equity or a combination thereof.

Net cash increase for the year ended December 31, 2006 was $6,697.  The increase in cash was mainly due to $24,500 provided by financing activities for operating expenses.

Net cash used for investing activities for the year ended December 31, 2005 was $1.

The Company's ability to continue as a going concern and fund operations in 2007 is contingent upon its ability to raise funds through equity or debt financing.

Item 7.	Financial Statements and Supplementary Data

SYNTHENOL INC.

(Formerly Legalplay Entertainment Inc.)
 (A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Synthenol Inc. (formerly LegalPlay Entertainment Inc.)

We have audited the accompanying consolidated balance sheet of Synthenol Inc. (formerly LegalPlay Entertainment Inc.), a development stage company, as of December 31, 2006 and the consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended and the cumulative period from January 1, 2004 (inception) to December 31, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The consolidated financial statements as of December 31, 2005 and for the period from January 1, 2004 (inception) to December 31, 2005 were audited by other auditors whose report dated March 1, 2006, on those statements included an explanatory paragraph that described the Company’s working capital deficiency with no established source of revenue and its dependence on its ability to raise capital from shareholders or other sources to sustain operations, discussed in Note 1 to the financial statements.. The consolidated financial statements for the period January 1, 2004 (inception) to December 31, 2005 reflect a total net loss of $831,739 of the related cumulative totals.  Our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the reports of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, these consolidated financial statements present fairly, in all material respects, the financial position of Synthenol Inc. as of December 31, 2006 and the results of its operations and its cash flows for the year then ended and for the period from January 1, 2004 (inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, to date the Company has reported losses since inception from operations and requires additional funds to meet its obligations and fund the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP
Chartered Accountants

Vancouver, Canada
March 20, 2007

Vancouver	Suite 1500-1140 West Pender Street, Vancouver, B.C., Canada V6E 4G1, Tel: 604 687 4747 • Fax: 604 689 2778 - Main Reception
South Surrey	Suite 301 - 1656 Martin Drive, White Rock, B.C., Canada V4A 6E7, Tel: 604 531 1154 • Fax 604 538 2613
Port Coquitlam	Suite 700 - 2755 Lougheed Highway, Pork Coquitlam, B.C., Canada V3B 5Y9, Tel: 604 941 8266 • Fax: 604941 0971

SYNTHENOL INC.
(Formerly Legalplay Entertainment Inc.)
 (A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2006	December 31, 2005

Current
Cash	$13,462	$6,765
Amounts receivable	-	2,250

	$13,462	$9,015

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current
Accounts payable and accrued liabilities (Note 4)	$118,577	$102,943
Current liabilities of discontinued operations	-	30,768
Notes payable (Note 3)	107,431	76,838

	226,008	210,549

Commitments and Contingency (Notes 1 and 3)

Capital stock
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding
Common stock and paid-in capital (Note 5) 100,000,000 shares authorized with a par value of $0.01 731,521 (December 31, 2005: 681,521) shares issued and outstanding	7,315	6,815
Treasury stock, at cost, 540 shares (December 31, 2005: 540)	(270)	(270)
Additional paid-in capital	1,953,614	1,929,114
Other comprehensive income	18,604	18,041
Deficit	(1,305,454)	(1,305,454)
Deficit accumulated during the development stage	(886,355)	(849,780)

	(212,546)	(201,534)

	$13,462	$9,015

SEE ACCOMPANYING NOTES

SYNTHENOL INC.
(Formerly Legalplay Entertainment Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,		January 1, 2004 (Date of inception of development stage) to December 31,
	2006	2005	2006

General and Administrative Expenses
Amortization	$-	$-	$27,077
Bad debt	478	47	525
Corporation promotion	68	-	13,920
Insurance	-	-	15,901
Management and consulting fees	17,723	19,063	114,858
Office supplies and services	16,305	4,737	47,410
Professional fees	31,340	32,998	207,719
Rent	367	2,568	16,311
Wages	-	-	84,258

Loss before other items	(66,281)	(59,413)	(527,979)

Other items
Loss on disposition of equipment	-	-	(15,028)
Write-down of intangible assets	-	(3)	(50,001)
Write-off of notes payable	-	-	14,823
Gain on settlement of lawsuit	-	-	44,445

Loss from continuing operations	(66,281)	(59,416)	(533,740)

Operating income (loss) from discontinued operations (Schedule 1)	22	5,000	(382,299)

Gain on sale of discontinued operations(Schedule 1 and Note 6)	29,684	-	29,684

Net loss	$(36,575)	$(54,416)	$(886,355)

Basic and diluted loss per share	$(0.05)	$(0.08)

Weighted average number of shares outstanding	728,087	671,905

SEE ACCOMPANYING NOTES

SYNTHENOL INC.
(Formerly Legalplay Entertainment Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,		January 1, 2004 (Date of Inception of Development Stage) to December 31,
	2006	2005	2006
Cash Flows from Operating Activities
Loss from continuing operations	$(66,281)	$(54,416)	$(533,740)
Add (deduct) items not affecting cash:
Amortization	-	-	27,077
Issuance of common stock for services	-	-	1,000
Stock-based compensation	-	-	4,460
Loss on disposition of equipment	-	-	225,184
Write-down of intangible assets	-	3	360,001
Write-off of notes payable	-	-	(18,729)
Gain on settlement of lawsuit	-	-	(44,445)
Changes in non-cash working capital items:
Amounts receivable	2,250	42,566	-
Accounts payable and accrued liabilities	15,634	(31,634)	118,577
Accrued interest on notes payable	5,593	-	5,593
Prepaid expenses and deposits	-	3,074	-

Cash provided by (used in) continuing operations	(42,804)	(40,407)	144,978
Discontinued operations	(1,063)	-	(553,150)

Net cash used in operating activities	(43,867)	(40,407)	(408,172)

Cash Flows from Investing Activities
Proceeds from sale of subsidiary (Note 6)	1	-	1
Proceeds from assets disposition	-	-	5,458
Purchase of equipment	-	-	(5,808)
Net cash provided by (used in) investing activities	1	-	(349)

Cash Flows from Financing Activities
Proceeds from notes payable	50,000	47,796	213,614
Proceeds from issuance of common stock	-	-	1,000

Net cash provided by financing activities	50,000	47,796	214,614

Effect of exchange rate changes on cash	563	(702)	(2,148)

Net increase (decrease) in cash from continuing operations	6,697	6,687	(196,055)

Cash, beginning	6,765	78	209,517

Cash, ending	$13,462	$6,765	$13,462

SEE ACCOMPANYING NOTES

SYNTHENOL INC.
(Formerly Legalplay Entertainment Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Years ended December 31,		January 1, 2004 (Date of Inception of Development Stage) to December 31,
	2006	2005	2006

Supplemental Disclosure of Cash Flow Information and Non-cash Investing and Financing Activities:
Cash paid for:
Interest	$-	$-	$-
Income taxes (recovery)	$-	$-	$(3,934)

Common shares issued to settle notes payable	$25,000	$-	$25,000

SEE ACCOMPANYING NOTES

SYNTHENOL INC.
(Formerly Legalplay Entertainment Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Shares		Treasury	Additional Paid-in	Subscriptions	Accumulated Other Comprehensive		Deficit Accumulated During the Development
	Number	Amount	Stock	Capital	Received	Income	Deficit	Stage	Total
May 3, 1989 ( Inception) through December 31, 1997	60,021	$600	$-	$9,400	$-	$-	$(10,000)	$-	$-
Net loss	-	-	-	-	-	-	(148,931)	-	(148,931)
Shares issued for cash	180,000	1,800	-	148,200	2,000	-	-	-	152,000
Balance at December 31, 1998	240,021	2,400	-	157,600	2,000	-	(158,931)	-	3,069
Net loss	-	-	-	-	-	-	(511,587)	-	(511,587)
Foreign currency translation adjustment	-	-	-	-	-	(14,130)	-	-	(14,130)
Share issued for services	15,000	150	-	124,850	-	-	-	-	125,000
Subscription receivable	12,000	120	-	99,880	8,000	-	-	-	108,000
Share issued for intangible assets	15,000	150	-	124,850	-	-	-	-	125,000
Balance at December 31, 1999	282,021	2,820	-	507,180	10,000	(14,130)	(670,518)	-	(164,648)
Net loss	-	-	-	-	-	-	(339,063)	-	(339,063)
Foreign currency translation adjustment	-	-	-	-	-	18,885	-	-	18,885
Shares issued for cash	21,600	216	-	259,784	-	-	-	-	260,000
Shares issued for settlement of debt	4,500	45	-	174,955	-	-	-	-	175,000
Subscription receivable	600	6	-	9,994	(200)	-	-	-	9,800
Subscription received	30,000	300	-	499,700	(9,350)	-	-	-	490,650
Stock option benefit	-	-	-	14,235	-	-	-	-	14,235
Balance at December 31, 2000	338,721	3,387	-	1,465,848	450	4,755	(1,009,581)	-	464,859
Net loss	-	-	-	-	-	-	375,621	-	375,621
Foreign currency translation adjustment	-	-	-	-	-	13,629	-	-	13,629
Shares issued for cash	300	3	-	2,247	-	-	-	-	2,250
Subscription received	-	-	-	-	200	-	-	-	200
Stock option benefit	-	-	-	118,920	-	-	-	-	118,920
Repurchase of common stock for treasury	-	-	(270)	(6,611)	-	-	-	-	(6,881)
Balance at December 31, 2001	339,021	3,390	(270)	1,580,404	650	18,384	(633,960)	-	968,598
Net loss	-	-	-	-	-		(63,864)	-	(63,864)
Foreign currency translation adjustment	-	-	-	-		(1,155)		-	(1,155)
Shares issued for cash	4,500	45	-	33,705	-	-	-	-	33,750
Balance at December 31, 2002	343,521	3,435	(270)	1,614,109	650	17,229	(697,824)	-	937,329

SEE ACCOMPANYING NOTES

SYNTHENOL INC.
(Formerly Legalplay Entertainment Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (continued)

	Common Shares		Treasury	Additional Paid-in	Subscriptions	Accumulated Other Comprehensive		Deficit Accumulated During the Development
	Number	Amount	Stock	Capital	Received	Income	Deficit	Stage	Total
Balance at December 31, 2002	343,521	3,435	(270)	1,614,109	650	17,229	(697,824)	-	937,329
Net loss	-	-	-	-	-	-	(607,630)	-	(607,630)
Foreign currency translation adjustment	-	-	-	-	-	1,752	-	-	1,752
Stock option benefit	-	-	-	11,800		-	-	-	11,800
Cancellation of agreement	-	-	-		(650)	-	-	-	(650)
Share issues for cash on exercise of options	12,000	120	-	11,880	-	-	-	-	12,000
Share issues for consulting services	45,000	450	-	49,675	-	-	-	-	50,125
Share issues for intangible assets	60,000	600	-	104,400	-	-	-	-	105,000
Share issued for software	60,000	600	-	53,400	-	-	-	-	54,000
Balance at December 31, 2003	520,521	5,205	(270)	1,845,264	-	18,981	(1,305,454)	-	563,726
Net loss	-	-	-	-	-	-	-	(795,364)	(795,364)
Foreign currency translation adjustment	-	-	-	-	-	(238)	-	-	(238)
Stock-based compensation	-	-	-	4,460	-	-	-	-	4,460
Shares issued for cash on exercise of options	1,000	10	-	990	-	-	-	-	1,000
Share issued for debt	140,000	1,400	-	68,600	-	-	-	-	70,000
Share issued for consulting services	2,000	20	-	980	-	-	-	-	1,000
Balance at December 31, 2004	663,521	6,635	(270)	1920,294	-	18,743	(1,305,454)	(795,364)	(155,416)
Net loss	-	-	-	-	-	-	-	(54,416)	(54,416)
Foreign currency translation adjustment	-	-	-	-	-	(702)	-	-	(702)
Share issues for consulting services	18,000	180	-	8,820	-	-	-	-	9,000
Balance at December 31, 2005	681,521	6,815	(270)	1,929,114	-	18,041	(1,305,454)	(849,780)	(201,534)
Net loss	-	-	-	-	-	-	-	(36,575)	(36,575)
Foreign currency translation adjustment	-	-	-	-	-	563	-	-	563
Share issues for debt	50,000	500	-	24,500	-	-	-	-	25,000
Balance at December 31, 2006	731,521	$7,315	$(270)	$1,953,614	$-	$18,604	$(1,305,454)	$(886,355)	$(212,546)

SEE ACCOMPANYING NOTES

Schedule 1
SYNTHENOL INC.
(Formerly Legalplay Entertainment Inc.)
(A Development Stage Company)
STATEMENT OF OPERATIONS FROM DISCONTINUED OPERATIONS

	Years ended December 31,		January 1, 2004 (Date of Inception of Development Stage) to December 31,
	2006	2005	2006

Amortization	$-	$-	$57,051
Management and consulting fees	-	-	165
Professional fees	-	-	5,606
Office supplies and services	(22)	-	2,975
Royalty, software and advertising	-	-	69,251

	(22)	-	(135,048)

Write-down of intangible assets	-	-	(155,000)
Forgiveness of debts	-	-	1,953
Loss on disposition of equipment	-	-	(105,078)
Incidental revenue	-	5,000	10,874

	-	5,000	(247,251)

Operating income (loss) from discontinued operations	22	5,000	(382,299)

Gain on disposition of subsidiary – Note 6	29,684	-	29,684

Net income (loss) attributed to discontinued operations	$29,706	$5,000	$(352,615)

SEE ACCOMPANYING NOTES

SYNTHENOL INC.
(Formerly Legalplay Entertainment Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Note 1	Nature and Continuance of Operations

Synthenol Inc. (the “Company”) was incorporated under the laws of the State of Florida on May 3, 1989 as Sparta Ventures Corp. and remained inactive until June 27, 1998.  The name was changed to Thermal Ablation Technologies Corporation on October 8, 1998 and then to Poker.com, Inc. on August 10, 1999.  On September 15, 2003, the Company changed its name to LegalPlay Entertainment Inc.  The Company’s business to December 31, 2003 was primarily related to the operations of online gaming.  In 2004, the Company discontinued the online gaming operations and redirected its business strategy to acquisition of new poker software and market the software to on-line gaming sites worldwide. Accordingly, the Company has been in the development stage since January 2004.

At the Annual General Meeting on November 8, 2006, the shareholders passed a motion approving the change of Company’s name to Synthenol Inc. effective December 18, 2006.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2006, the Company had accumulated losses of $886,355 since its inception, had a working capital deficiency of $212,546 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however, there is no assurance of additional funding being available.

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

The consolidated financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

SYNTHENOL INC.
(Formerly Legalplay Entertainment Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Note 2	Summary of Significant Accounting Policies– (continued)

a)	Principles of Consolidation

These consolidated financial statements include the accounts of LegalPlay Entertainment Inc. and its wholly-owned inactive subsidiaries, Casino Marketing S.A. ("Casino"), a Costa Rican company, and 564448 B.C. Ltd., a Canadian company.  All significant inter-company balances and transactions have been eliminated.

b)	Development Stage Company

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Development Stage Enterprises”.  For the purpose of providing cumulative amounts for the statements of operations and cash flows, these amounts consider only those losses for the period from January 1, 2004 to December 31, 2006, the period in which the Company has undertaken a new development stage activity.

c)	Other Comprehensive Income (Loss)

The Company has other comprehensive income (loss) arising from foreign currency translation.  Accordingly, other comprehensive income is shown as a separate component of stockholders' equity.

d)	Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings (loss) per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method, and preferred stock, using the if-converted method. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

e)	Foreign Currency Translation

The Company’s functional currency is the Canadian dollar; substantially all of the Company’s transactions are in Canada.  The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”).

Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the period-end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of difference exchange rates from period to period are included in comprehensive income whereas gains or losses resulting from transactions in foreign currencies are included in results of operations.

SYNTHENOL INC.
(Formerly Legalplay Entertainment Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Note 2	Summary of Significant Accounting Policies– (continued)

f)	Income Taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 "Accounting for Income Taxes".  Under the assets and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

g)	Recent accounting pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 became effective for fiscal years ending after December 15, 2006. The implementation of SFAS No. 158 had no impact on the Company’s financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

SYNTHENOL INC.
(Formerly Legalplay Entertainment Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Note 2	Summary of Significant Accounting Policies– (continued)

g)	Recent accounting pronouncements– (continued)

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006.  The adoption of SAB No. 108 did not have a material effect on the Company’s financial statements.

h)	Comparative Figures

Certain of the comparative figures have been reclassified to conform to the current year’s presentation.

Note 3	Notes Payable

Notes payable are comprised of the following:

a)	A loan of $24,959 from Ubiquity Management Inc., controlled by the previous director, as of December 31, 2006 is unsecured, bears interest at 5% per annum and due on demand.

b)	A promissory note of $31,576 as of December 31, 2006 (2005: $28,914) is unsecured, bears interest at the Canadian prime rate (6% as of December 31, 2006) and due on demand.

c)
On April 6, 2006, the Company received $10,000 from Hokley Limited. The promissory note is unsecured and bears interest at 5% per annum. Interest accrued as of December 31, 2006 is $370. The principal and accrued interest is payable by the Company on April 6, 2007.

d)
On July 31, 2006, the Company received $25,000 from Hokley Limited. The promissory note is unsecured and bears interest at 5% per annum. Interest accrued as of December 31, 2006 is $526. The principal and accrued interest is payable by the Company on July 31, 2007.

e)
On December 15, 2006, the Company received $15,000 from Hokley Limited. The promissory note is unsecured and bears interest at 5% per annum. The principal and accrued interest is payable by the Company on December 15, 2007.

f)	Included in notes payable at December 31, 2005 were amounts owing to unrelated parties totaling $22,924. These amounts were non-interest bearing, unsecured and had no specified terms of repayment.

SYNTHENOL INC.
(Formerly Legalplay Entertainment Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Note 4	Related Party Transactions

The Company incurred the following amounts with directors of the Company and a former officer of the Company.

	Years ended December 31,		January 1, 2004 (Date of Inception of Development Stage) to December 31,
	2006	2005	2006

Management and consulting fees	$12,000	$12,000	$82,678
Wages	-	-	1,000

	$12,000	$12,000	$83,678

At December 31, 2006, accounts payable and accrued liabilities included $19,000 (December 31, 2005 - $7,000) payable to directors and a former officer of the Company.

Note 5	Capital Stock

On October 31, 2006, the Company declared a one-for-fifty reverse stock split of all of the outstanding common stock, without any change in par value of the shares of common stock. Effective December 18, 2006, the authorized capital was 100,000,000 common shares with a par value of $0.01, with 731,521 shares issued and outstanding.

As of November 3, 2005, the Company was indebted to Iris International Holdings (“Iris”) for an amount of $25,000. The promissory note was unsecured, bore interest at 5% per annum and was due in one year. On January 26, 2006, Iris agreed to accept common shares in settlement of the debt owing to them. The Company’s Board of Directors resolved to settle the debt owed to Iris by issuing 2,500,000 pre-split shares of the Company’s common stock at a fair value of $0.01 per share. The number of shares after one-for-fifty reverse stock split is 50,000.

Unless otherwise noted, all references to common stock, common shares outstanding, average numbers of common shares outstanding and per share amounts in these financial statements and notes to financial statements have been adjusted to reflect the a one-for-fifty reverse stock split.

SYNTHENOL INC.
(Formerly Legalplay Entertainment Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Note 6	Discontinued Operations

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

Proceeds		$1

Liabilities assumed by purchaser of Skill Poker.com Inc.		29,683

Gain on disposition of subsidiary	$	$ 29,684

Note 7	Income Taxes

No provision for income taxes has been provided in these financial statements due to the net loss.  At December 31, 2006, the Company has net operating loss carryforwards, which begin to expire commencing in 2007, totaling approximately $2,609,000.  The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code and similar Canadian provisions.

The following is a summary of the Company’s net deferred income tax assets at December 31:

	2006	2005
Net operating loss carryforwards	$2,609,000	$2,965,000
Statutory tax rate	34%	34%
Deferred tax asset	887,060	1,008,100
Valuation allowance	(887,060)	(1,008,100)

	$–	$–

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations.  The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards, regardless of their time of expiry. The net decrease in the valuation allowance during the year ended December 31, 2006 was $121,040.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On July 20, 2006, the Board of Directors agreed, by resolution, to terminate the services of their principal accountant, Amisano Hanson, Chartered Accountants of Vancouver, Canada.  They further resolved to hire the accounting firm, Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants, as their replacement.

The decision to change the certified accountant had nothing to do with the performance of the former accountant’s services.  Amisano Hanson’s report in the 2005 Consolidated Financial Statements did not contain an adverse opinion or disclaimer of opinion, nor were the statements modified as to uncertainty, audit scope, or accounting principles.

We did not have any disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Amisano Hanson satisfaction, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report.

The Company has given Amisaon Hanson authorization to fully respond to the inquiries of the Company’s new accountants, Dale Matheson Carr-Hilton LaBonte LLP, concerning the previous consolidated financial statements audited by Amisano Hanson.  There were no limitations placed upon Amisano Hanson, whatsoever.

Item 8a.	Controls and Procedures

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

Upon our filing due date of this report, our management carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Identification of Directors and Executive Officers

Name	Age	Title
Cecil Morris	75	Director / President
John Page	77	Director

Background of Officers and Directors

Cecil Morris
Cecil Morris is a retired, freelance business consultant based in Cape Town, South Africa with expertise in software programming and electronics development. Mr. Morris assisted a number of technology companies based in South Africa and internationally during his career and has served as a board member with us since September 10, 2000. On October 31 2006, Mr. Morris was re-elected as President of the Company.

John Page
Mr. John Page has had extensive business experience in South Africa for the past 45 years.  Before retiring in 2002, he operated his own business enterprises. Mr. Page has Board experience as a result of being on the Board of Directors for an international company. On October 31, 2006, Mr. Page was re-elected as director of the Company.

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

Summary Compensation Table

Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen-sation ($)	Restricted Stock Awards	Securities Underlying Options/SARS (#)	LTIP Payouts ($)	All Other Compensation ($)
Cecil Morris, President and Director (1)	12/31/2003 12/31/2004 2005 2006	$24,000 $6,000 $6,000 $6,000	- - - -	- - - -	- - - -	- - - -	- - - -	- - - -
John Page Director (2)	2005 2006	$6,000 $6,000	- -	- -	- -	- -	- -	- -
Mark Glusing Former Pres. and A/CFO (3)	12/31/2003 12/31/2004 2005 2006	$86,427 $46,678 - -	- - - -	- - - -	$15,750 $1,110 - -	$300,000 - - -	- - - -	- - - -
Gregory Cathcart Former Pres., Director (4)	12/31/2004 2005 2006	- - -	- - -	- - -	$ 1,000 - -	- - -	- - -	- - -

(1)	Mr. Morris was appointed as a Director on September 10, 2000. On February 22, 2005, Mr. Morris was elected as President of the Company.
(2)	Mr. Page was appointed as a Director on February 22, 2005.
(3)	Mr. Glusing was appointed as President on December 13, 2002. He resigned his position as President on December 29, 2004.
(4)	Mr. Cathcart was appointed as Director and President on December 29, 2004. He resigned as Director and President on February 22, 2005. Mr Cathcart was granted 100,000 shares as Bonus.

Options/SAR Grants

The following table sets forth information with respect to grant the stock appreciation rights by the Company to executive officers during the year 2005.

Option/SAR Grants in Last Fiscal Year
Name	Number of Securities Underlying Options/SARS Granted (#)	Percent of Total Options/SARS Granted to Employees in Fiscal Year	Exercise or base price ($/Sh)	Expiration Date
(a)	(b)	(c)	(d)	(e)
Cecil Morris	NIL	NIL	NIL	N/A
John Page	NIL	NIL	NIL	N/A

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

Compensation of Directors

There are standard arrangements pursuant to which our directors are compensated for services provided as director. We paid the amount of $12,000 (2005: $12,000) to our directors for committee participation or special assignments.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related StockholderMatters

The following table sets forth the beneficial shareholdings of those persons or entities who beneficially hold five percent or more of our common stock as of December 31, 2006 with the computation being based upon 731,521 shares of common stock being outstanding.

Name and Address	Number of Shares Beneficially Owned	Percentage of Class
CEDE & Co. P.O. Box 222, Bowling Green Station New York, NY 10274	384,233	52.59%
Eurocapital Holdings A.V.V. 7 Abraham de Veerstraat Curaco, Netherlands Antilles	60,068	8.21%
Iris International Holdings Limited Le Montaigne 7 Avenue de Grande-Bretagne MC 98000 Monaco.	90,000	12.30%
Montilla Capital 7 Abraham de Veerstraat Curaco, Netherlands Antilles	50,000	6.84%
PokerSoft Corporation A.V.V. 7 Abraham de Veerstraat Curaco, Netherlands Antilles	60,000	8.20%

Security Ownership of Management

The following table sets forth the shareholdings of our directors and executive officers as of Dec 31, 2006 based upon nil shares of common stock being outstanding:

Name and Address	Number of Shares Beneficially Owned	Percentage of Class
Cecil Morris P.O. Box 1677 Plettenberg Bay, South Africa 6848	13,000	1.78%
John Page 22 Upington Street Villiersdorp, South Africa 6848	5,000	0.68%

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of the Company securities, which may result in a change of control of the Company.

Securities Authorized for Issuance under Compensatory Plans

The following table includes information as of December 31, 2006 for all compensatory plans previously approved by our security holders and all compensatory plans not previously approved by our security holders.

Equity Compensation Plan Information
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	NIL	NIL	N/A
Equity compensation plans not approved by security holders	NIL	NIL	N/A
TOTAL	NIL	NIL	N/A

1998 Combined Incentive and Non-Qualified Stock Option Plan

The Directors adopted the 1998 Combined Incentive and Non-Qualified Stock Option (the "1998 Plan"), approved by our shareholders on August 21, 1998, to be administered by the Board of Directors or a Committee of the Board of Directors, to provide stock options as means to attract and retain key employees and consultants. The shares to be offered under the 1998 Plan consist of previously un-issued common shares, and are not to exceed 6,000,000 shares in total. The exercise price to be set on granting of the Incentive Stock Options shall not be less than 100% of fair market value on the date of granting and the options may not be for longer than 10 years (110% of fair market value and 5 years in the case of optionees holding more than 10% of the shares of the company).  The exercise price to be set on granting of the Non-Qualified Stock Options may be more or less than or equal to the fair market value on the date of granting and the options may not be for longer than 10 years.  For both Incentive and Non-Qualified Stock Options, the vesting and exercise schedule may be determined on an individual basis by the Plan Administrator.

Item 12.	Certain Relationships and Related Transactions

Certain Business Relationships

In July 1999, we entered into an agreement with Uninet Technologies Inc. (“Uninet”) for the sub-license of the URL www.poker.com. At that time, Michael Jackson was our CEO, Secretary and Director and also a principal and director of Uninet. We paid directly to Michael Jackson 750,0001 shares of our common stock as a finder's fee in connection with entering into the sub-license agreement with Uninet of which half was paid to another director.

We were aware that Uninet entered into the initial license agreement with Ala Corp. on the basis that we would immediately enter into a sub-license agreement with Uninet.  At the time the agreement between Ala Corp. and Uninet was entered into, Liz Bryce, Ala Corp's principal, owned indirectly 10,9581 shares, or 2.1%, of our common stock and together with her parents owned 33,0681 shares or 6.34% of our common stock. Ala Corp. received a further 15,0001 shares on the transactions with Uninet and us to bring the total number of shares owned by Liz Bryce, through Ala Corp. to be 25,958 shares or, at that time, 4.98% of our issued and outstanding common stock. With her parents and through Ala Corp. Ms. Bryce owned 48,068 shares or 9.23% of our issued and outstanding common stock at the time of the initial license between Ala Corp. and Uninet and the sub-license to us.

In addition to the share consideration paid to Mr. Jackson and to Ms. Bryce's company, we are obligated to pay a royalty to Ala Corp. in the amount of 4% of our gross revenue. We paid Ala Corp. $ 89,140 in 2002; $96,328 in 2001; $32,194 in 2000; and $8,000 in 1999.

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

1 All references to shares take into consideration a 1:50 reverse stock split which occurred in October 2006.

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

Item 13.	Exhibits and Reports on Form 8-K

Reports on Form 8-K were filed during 2006.

(a)           Exhibits

Exhibit Number	Description
2.1*	Form 8 – K Change in auditor
2.2*	Form 8 – K Election of directors; amendment to bylaws and name change to Synthenol Inc.
31.1	Section 302 Certification – Cecil Morris
31.2	Section 302 Certification – John Page
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 for Cecil Morris, President and Acting Chief Financial Officer of the Company
32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 for John Page, Director

* Previously filed.

Item 14.	Principal Accountant Fees and Services

1.	Audit Fees
In 2006, we have paid fees in respect to Amisano Hanson and Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants, auditing and review fees of $19,122 (2005: $20,153) related to our annual financial statements included in our Form 10-KSB for services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

AMOUNTS FOR AH ARE NOT CORRECT	2006	2005
Amisano Hanson	$4,122	$20,153
Dale Matheson Carr-Hilton LaBonte LLP	$ 15,000 (estimated)	$-

2.	Audit-Related Fees

There were no additional fees billed in each of the last two fiscal years for assurance and related services by the principal accountant, Amisano Hanson or Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants, that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9 (e)(1) of Schedule 14A.

3.	Tax Fees

There were no additional aggregate fees billed in 2006 (2005 - $NIL) for professional services rendered by the principal accountant, Amisano Hanson or Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants, for tax compliance, tax advice and tax planning.

4.	All Other Fees

There were no additional aggregate fees billed in each of the last two fiscal years for products and services provided by Amisano Hanson or Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants, other than the services reported in Item 9(e)(1) through 9(e)(3) of Schedule 14A.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTHENOL INC.
(Registrant)

/s/ Cecil Morris	Date:
Cecil Morris Director, President / Secretary

/s/ John Page	Date:
John Page Director / Treasurer

In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Cecil Morris	Date:
Cecil Morris Director, President / Secretary

/s/ John Page	Date:
John Page Director / Treasurer