Form 10KSB/A
period 2006-12-31
Synthenol Inc
filed 2007-05-11
CIK 1102432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-KSB/A
Amendment No.1

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________ to ________________

SYNTHENOL INC.
(Exact name of registrant as specified in its charter)

Florida	000-29219	98-0199508
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

Suite 206, 388 Drake Vancouver, British Columbia, Canada	V6B 6A8
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number	(604) 648-2090
(including area code)

LegalPlay Entertainment INC. Address 201-1166 Alberni Street Vancouver, British Columbia, Canada	V6E 3Z3
(Former name, former address and former fiscal year, if changed since last report)	(Zip Code)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock

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

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-KSB for the year ended December 31, 2006, and filed on March 30, 2007, is being filed to amend the report of the registrants current independent auditor and to include the report of the prior independent auditor in Item 7.  The registrant has amended errors in Item 7, Item 8a, Item 14, signatures, and exhibits.  Specifically, certain of the following changes are made herein:

Item 7. Financial Statements and Supplementary Data
(i)	The report of the prior independent auditor has been inserted.
(ii)	The report of the registrants current independent auditor was amended to include schedule 1

Item 8a Controls and Procedures
(i)	In section (i), the text “Exchange Act Rule 13a-14” was changed to ” Exchange Act Rule 13a-15”
(ii)
In section (i), the text  “effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2004.” was changed to “effective as of the end of  the period covered by this Annual Report on Form 10-KSB for the year ended December 31, 2006.”

(iii)	In section (ii), the text “prior to fiscal years ending on or after July 15, 2005” was changed to “until an annual report is filed for the first fiscal year ending on or after July 15, 2007”

Signatures

The date of signature for John Page and Cecil Morris has been included in all the appropriate areas, including Exhibits 31.1, 31.2, 32.1 and 32.2.

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

We have audited the accompanying consolidated balance sheet of Synthenol Inc. (formerly LegalPlay Entertainment Inc.), a development stage company, as of December 31, 2006 and the consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended and the cumulative period from January 1, 2004 (inception) to December 31, 2006.  Our audit also included schedule 1, statement of operations from discontinued operations. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The consolidated financial statements as of December 31, 2005 and for the period from January 1, 2004 (inception) to December 31, 2005 were audited by other auditors whose report dated March 1, 2006, on those statements included an explanatory paragraph that described the Company’s working capital deficiency with no established source of revenue and its dependence on its ability to raise capital from shareholders or other sources to sustain operations, discussed in Note 1 to the financial statements.. The consolidated financial statements for the period January 1, 2004 (inception) to December 31, 2005 reflect a total net loss of $831,739 of the related cumulative totals.  Our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the reports of such other auditors.

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

In our opinion, based on our audit and the reports of other auditors, these consolidated financial statements present fairly, in all material respects, the financial position of Synthenol Inc. as of December 31, 2006 and the results of its operations and its cash flows for the year then ended and for the period from January 1, 2004 (inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule 1 when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP
Chartered Accountants

Vancouver, Canada
March 20, 2007

Vancouver	Suite 1500-1140 West Pender Street, Vancouver, B.C., Canada V6E 4G1, Tel: 604 687 4747 • Fax: 604 689 2778 - Main Reception
South Surrey	Suite 301 - 1656 Martin Drive, White Rock, B.C., Canada V4A 6E7, Tel: 604 531 1154 • Fax 604 538 2613
Port Coquitlam	Suite 700 - 2755 Lougheed Highway, Pork Coquitlam, B.C., Canada V3B 5Y9, Tel: 604 941 8266 • Fax: 604941 0971

A PARTNERSHIP OF INCORPORATED PROFESSIONALS	AMISANOHANSON
CHARTEREDACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Synthenol Inc. (formerly LegalPlay Entertainment Inc.)

We have audited the accompanying consolidated balance sheet of Synthenol Inc. (formerly LegalPlay Entertainment Inc.) (A Development Stage Company) and its subsidiaries as of December 31, 2005 and the related consolidated statements of operations, cash flows and stockholders’ equity (deficiency) for the year ended December 31, 2005 and the period January 1, 2004 (Date of Inception of Development Stage) to December 31, 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synthenol Inc. (formerly LegalPlay Entertainment Inc.) (A Development Stage Company) and its subsidiaries as of December 31, 2005 and the results of their operations and their cash flows for the year ended December 31, 2005 and the period January 1, 2004 (Date of Inception of Development Stage) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada	“AMISANO HANSON”
March 1, 2006	Chartered Accountants

750 WEST PENDER STREET, SUITE 604	TELEPHONE: 604-689-0188
VANCOUVER CANADA	FACSIMILE: 604-689-9773
V6C 2T7	E-MAIL: amishan@telus.net

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

Upon our filing due date of this report, our management carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of  the period covered by this Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

The assessment report due in respect of this item is not required of non-accelerated filers until an annual report is filed for the first fiscal year ending on or after July 15, 2007.

(iii)
During our fourth fiscal quarter, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

SYNTHENOL INC.
(Registrant)

/s/ Cecil Morris	Date: May 10, 2007
Cecil Morris Director, President / Secretary

/s/ John Page	Date: May 10, 2007
John Page Director / Treasurer

In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Cecil Morris	Date: May 10, 2007
Cecil Morris Director, President / Secretary

/s/ John Page	Date: May 10, 2007
John Page Director / Treasurer