Form 10QSB
period 2007-03-31
Synthenol Inc
filed 2007-05-15
CIK 1102432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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
Yes ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of March 31, 2007 was 731,522.

Transitional Small Business Disclosure Format:
Yes ☐     No ☒

SYNTHENOL INC.

FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SYNTHENOL INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

Unaudited

SYNTHENOL INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2007	December 31, 2006
	Unaudited
Current
Cash	$2,907	$13,462

	$2,907	$13,462

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current
Accounts payable and accrued liabilities (Note 4)	$113,446	$118,577
Notes payable (Note 3)	143,122	107,431

	256,568	226,008

Capital stock
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding
Common stock and paid-in capital (Note 5)
100,000,000 shares authorized with a par value of $0.01
731,521 (December 31, 2006: 731,521) shares issued and outstanding	7,315	7,315
Treasury stock, at cost, 540 shares (December 31, 2006: 540)	(270)	(270)
Additional paid-in capital	1,953,614	1,953,614
Other comprehensive income	18,591	18,604
Deficit	(1,305,454)	(1,305,454)
Deficit accumulated during the development stage	(927,457)	(886,355)

	(253,661)	(212,546)

	$2,907	$13,462

See accompanying notes.

SYNTHENOL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three months ended March 31,		January 1, 2004 (Date of inception of development stage) to March 31,
	2007	2006	2007

General and Administrative Expenses
Amortization	$-	$-	$27,077
Bad debt	-	-	525
Corporation promotion	-	-	13,920
Insurance	-	-	15,901
Management and consulting fees	22,757	3,361	137,615
Office supplies and services	4,215	1,363	51,625
Professional fees	14,130	2,000	221,849
Rent	-	367	16,311
Wages	-	-	84,258

Loss before other items	(41,102)	(4,814)	(569,081)

Other items
Loss on disposition of equipment	-	-	(15,028)
Write-down of intangible assets	-	-	(50,001)
Write-off of notes payable	-	-	14,823
Gain on settlement of lawsuit	-	-	44,445

Loss from continuing operations	(41,102)	(4,814)	(574,842)

Operating income (loss) from discontinued operations	-	22	(382,299)

Gain on sale of discontinued operations	-	29,684	29,684

Net loss	$(41,102)	$(24,892)	$(927,457)

Basic and diluted loss per share	$(0.06)	$(0.03)

Weighted average number of shares outstanding	731,521	728,096

See accompanying notes.

SYNTHENOL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three month ended March 31,		January 1, 2004 (Date of Inception of Development Stage) to March 31,
	2007	2006	2007
Cash Flows from Operating Activities
Loss from continuing operations	$(41,102)	$(4,814)	$(574,842)
Add (deduct) items not affecting cash:
Amortization	-	-	27,077
Issuance of common stock for services	-	-	1,000
Stock-based compensation	-	-	4,460
Loss on disposition of equipment	-	-	225,184
Write-down of intangible assets	-	-	360,001
Write-off of notes payable	-	-	(18,729)
Gain on settlement of lawsuit	-	-	(44,445)
Changes in non-cash working capital items:
Amounts receivable	-	(1)	-
Accounts payable and accrued liabilities	(5,131)	(559)	113,446
Accrued interest on notes payable	691	-	6,284

Cash provided by (used in) continuing operations	(45,542)	(5,374)	99,436
Discontinued operations	-	-	(553,150)

Net cash used in operating activities	(45,542)	(5,374)	(453,714)

Cash Flows from Investing Activities
Proceeds from sale of subsidiary	-	-	1
Proceeds from assets disposition	-	-	5,458
Purchase of equipment	-	-	(5,808)
Net cash provided by (used in) investing activities	-	-	(349)

Cash Flows from Financing Activities
Proceeds from notes payable	35,000	-	248,614
Proceeds from issuance of common stock	-	-	1,000

Net cash provided by financing activities	35,000	-	249,614

Effect of exchange rate changes on cash	(13)	-	(2,161)

Net decrease in cash from continuing operations	(10,555)	(5,374)	(206,610)

Cash, beginning	13,462	6,765	209,517

Cash, ending	$2,907	$1,391	$2,907

See accompanying notes

SYNTHENOL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Unaudited

	Three month ended March 31,		January 1, 2004 (Date of Inception of Development Stage) to March 31,
	2007	2006	2007

Supplemental Disclosure of Cash Flow Information and Non-cash Investing and Financing Activities:
Cash paid for:
Interest	$-	$-	$-
Income taxes (recovery)	$-	$-	$(3,934)

Common shares issued to settle notes payable	$-	$-	$25,000

See accompanying notes

SYNTHENOL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Shares		Treasury	Additional Paid-in	Accumulated Other Comprehensive		Deficit Accumulated During the Development
	Number	Amount	Stock	Capital	Income	Deficit	Stage	Total
Balance at December 31, 2005	681,521	$6,815	$(270)	$1,929,114	$18,041	$(1,305,454)	$(849,780)	$(201,534)
Net loss	-	-	-	-	-	-	(36,575)	(36,575)
Foreign currency translation adjustment	-	-	-	-	563	-	-	563
Share issues for debt	50,000	500	-	24,500	-	-	-	25,000
Balance at December 31, 2006	731,521	7,315	(270)	1,953,614	18,604	(1,305,454)	(886,355)	(212,546)
Net loss	-	-	-	-	-	-	(41,102)	(41,102)
Foreign currency translation adjustment	-	-	-	-	(13)	-	-	(13)
Balance at March 31, 2007 (Unaudited)	731,521	$7,315	$(270)	$1,953,614	$18,591	$(1,305,454)	$(927,457)	$(253,661)

See accompanying notes.

SYNTHENOL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
Unaudited

Note 1	Interim Financial Statements

These interim unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown.

The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Note 2	Nature and Continuance of Operations

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

At the Annual General Meeting on November 8, 2006, the shareholders passed a motion approving the change of the Company’s name to Synthenol Inc. effective December 18, 2006.

These interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $927,457 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. Since inception, the Company has funded operations through common stock issuances and related party loans in order to meet their strategic objectives.

SYNTHENOL INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2007
Unaudited

Note 3	Notes Payable

Notes payable are comprised of the following:

a)	A loan of $25,453 from Ubiquity Management Inc., controlled by a former director of the Company, as of March 31, 2007 is unsecured, bears interest at 5% per annum and is due on demand.

b)	A promissory note of $30,991 as of March 31, 2007 (2006: $29,164) is unsecured, bears interest at the Canadian prime rate (6% as of March 31, 2007) and due on demand.

c)
On April 6, 2006, the Company received $10,000 from Hokley Limited (“Hokley”). The promissory note is unsecured and bears interest at 5% per annum. Interest accrued as of March 31, 2007 is $123. The principal and accrued interest is payable by the Company on April 6, 2008.

d)
On July 31, 2006, the Company received $25,000 from Hokley. The promissory note is unsecured and bears interest at 5% per annum. Interest accrued as of March 31, 2007 is $308. The principal and accrued interest is payable by the Company on July 31, 2007.

e)
On December 15, 2006, the Company received $15,000 from Hokley. The promissory note is unsecured and bears interest at 5% per annum. Interest accrued as of March 31, 2007 is $185. The principal and accrued interest is payable by the Company on December 15, 2007.

f)
On February 26, 2007, the Company received $35,000 from Hokley. The promissory note is unsecured and bears interest at 5% per annum. Interest accrued as of March 31, 2007 is $432. The principal and accrued interest is payable by the Company on February 26, 2008.

Note 4	Related Party Transactions

The Company incurred $3,000 of management fees (2006 - $3,000) with directors of the Company and a former officer of the Company.

Note 5	Capital Stock

On October 31, 2006, the Company declared a one-for-fifty reverse stock split of all of the outstanding common stock, without any change in par value of the shares of common stock. At March 31, 2007, the authorized capital was 100,000,000 common shares.

SYNTHENOL INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2007
Unaudited

Note 5	Capital Stock (continued)

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

Item 2.	MANAGEMENTS’ DISCUSSION AND ANALYSIS OR PLANS OF OPERATIONS

OVERVIEW

Our current business strategy is to acquire new Poker software and market the software to on-line gaming sites worldwide excluding North America. In North America we propose to pursue the licensing of
Tournament based subscription games that are legally approved in most States. We are proposing to acquire a License in the Philippines.

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

RESULTS OF CONTINUING OPERATIONS

Three months ended March 31, 2007 compared to three months ended March 31, 2006

REVENUES. Net sales for the three months ended March 31, 2007 and 2006 were $nil.

EXPENSES. Operating expenses for the three months ended March 31, 2007 were $41,102 compared to $4,814 for the three months ended March 31, 2006. The major expense item for the three months ended March 31, 2007 was the management and consulting fees of $22,757, as compared to $3,361 for the three months ended March 31, 2006. This is mainly due to monthly administration fees paid for general office and accounting services. The professional fees were $14,130 in 2007 as compared to $2,000 in 2006 for increasing auditing fee.

PROVISION FOR INCOME TAXES. No tax provision was made for the three months ended March 31, 2007 or 2006.

FINANCIAL CONDITION AND LIQUIDITY

On March 31, 2007, our working capital deficit was $253,661 compared to $212,546 at December 31, 2006. At March 31, 2007, the Company had cash balances totaling $2,907 compared to $13,462 at December 31, 2006. We are in immediate need of further working capital and are considering options with respect to financing in the form of debt, equity or a combination thereof.

Net cash used in operating activities for the three months ended March 31, 2007 was $408,172 compared to $453,714 for the same period in 2006. The increase in cash used was mainly due to increase in business operation expenses like consulting fees and interest expenses.

Net cash provided by financing activities for the three months ended March 31, 2007 was $35,000 compared to $nil cash provided at March 31, 2006. The increase was attributed to the proceeds received from notes payable.

The Company's ability to continue as a going concern and fund operations through the remainder of 2007 is contingent upon its ability to raise funds through equity or debt financing.

The Company has arranged loans from third party lenders in order to fund the on going operations of the business. These loans have been secured by way of Promissory Notes.

Item 3.	CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports the Company files under the Exchange Act are recorded, processed and reported as required.

PART II--OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K

Exhibit Number		Description
2.1	*	On February 20, 2007, the Company filed 8K regarding Management and Administrative agreements.
2.2	*	On March 1, 2007, the Company filed 8K regarding Promissory Note
2.3	*	On May 7, 2007, the Company filed 8K regarding sale of shares of Skillpoker.com
31.1		302 Certification for the Chief Executive Officer
31.2		302 Certification for the Chief Financial Officer
32.1		906 Certification for the Chief Executive Officer
32.2		906 Certification for the Chief Financial Officer
* previously filed with SEC

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTHENOL INC.
(Registrant)

/s/ Cecil Morris	Date: May 14, 2007
Cecil Morris Director, President
/s/ John Page	Date: May 14, 2007
John Page Director / Treasurer