Form 10QSB
period 2007-06-30
Synthenol Inc
filed 2007-08-09
CIK 1102432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from	________________ to ________________

Commission file number	______________________________________

SYNTHENOL INC.

(Exact name of registrant as specified in its charter)

Florida	000-29219	98-0199508
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

Suite 206 – 388 Drake Street
Vancouver, British Columbia, Canada	V6B 6A8
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number	(604) 648-2090

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

The number of shares of common stock outstanding as of August 8, 2007 was 731,522.

Transitional Small Business Disclosure Format:
Yes	☐	No	☒

SYNTHENOL INC.

FORM 10-QSB

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SYNTHENOL INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

Unaudited

SYNTHENOL INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS	June 30,	December 31,
	2007	2006
	Unaudited
Current assets
Cash	$1,003	$13,462
Prepaid expenses	10,709	-

	$11,712	$13,462
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities (Note 4)	$126,421	$118,577
Notes payable (Note 3)	179,385	107,431

	305,806	226,008

Capital stock
Preferred stock; $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding
Common stock; $0.01 par value, 100,000,000 shares authorized, 731,521 (December 31, 2006: 731,521) shares issued and outstanding	7,315	7,315
Treasury stock, at cost, 540 shares (December 31, 2006: 540)	(270)	(270)
Additional paid-in capital	1,953,614	1,953,614
Accumulated other comprehensive income	11,931	18,604
Deficit	(1,305,454)	(1,305,454)
Deficit accumulated during the development stage	(961,230)	(886,355)

	(294,094)	(212,546)

	$11,712	$13,462

See accompanying notes.

SYNTHENOL INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

					January 1, 2004 (Date
	Three months ended		Six months ended		of inception of
	June 30,		June 30,		development stage)
	2007	2006	2007	2006	to June 30,2007

General and Administrative Expenses
Amortization	$-	$-	$-	$-	$27,077
Bad debt	-	-	-	476	525
Corporation promotion	-	-	-	68	13,920
Insurance	-	-	-	-	15,901
Management and consulting fees	29,157	3,000	51,914	7,527	166,772
Office supplies and services	4,040	513	8,255	4,050	55,665
Professional fees	576	2,390	14,706	17,062	222,425
Rent	-	642	-	367	16,311
Wages	-	-	-	-	84,258

Loss before other items	(33,773)	(6,545)	(74,875)	(29,550)	(602,854)

Other items
Loss on disposition of equipment	-	-	-	-	(15,028)
Write-down of intangible assets	-	(2)	-	-	(50,001)
Write-off of notes payable	-	-	-	-	14,823
Gain on settlement of lawsuit	-	-	-	-	44,445

Loss from continuing operations	(33,773)	(6,547)	(74,875)	(29,550)	(608,615)

Operating income (loss) from discontinued operations	-	-	-	22	(382,299)

Gain on sale of discontinued operations	-	6,547	-	29,684	29,684

Net Income (loss)	$(33,773)	$(6,547)	$(74,875)	$156	$(961,230)

Basic and diluted loss per share	$(0.05)	$(0.01)	$(0.10)	$-

Weighted average number of shares outstanding	731,521	731,521	731,521	724,615

See accompanying notes

SYNTHENOL INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

			January 1, 2004 (Date
	Six months ended		of inception of
	June 30,		development stage)
	2007	2006	to June 30, 2007
Cash Flows from Operating Activities
Loss from continuing operations	$(74,875)	$(29,550)	$(608,615)
Add (deduct) items not affecting cash:
Amortization	-	-	27,077
Issuance of common stock for services	-	-	1,000
Stock-based compensation	-	-	4,460
Loss on disposition of equipment	-	-	225,184
Write-down of intangible assets	-	-	360,001
Write-off of notes payable	-	-	(18,729)
Gain on settlement of lawsuit	-	-	(44,445)
Changes in non-cash working capital items:
Prepaid expenses	(10,709)		(10,709)
Amounts receivable	-	2,250	-
Accounts payable and accrued liabilities	7,844	9,887	126,421
Accrued interest on notes payable	6,954	-	12,547

Cash provided by (used in) continuing operations	(70,786)	(17,413)	74,192
Discontinued operations	-	29,705	(553,150)

Net cash used in operating activities	(70,786)	(12,292)	(478,958)

Cash Flows from Investing Activities
Proceeds from sale of subsidiary	-	1	1
Proceeds from assets disposition	-	-	5,458
Purchase of equipment	-	-	(5,808)
Net cash provided by (used in) investing activities	-	1	(349)

Cash Flows from Financing Activities
Proceeds from (repayments of) notes payable	65,000	(12,226)	278,614
Proceeds from issuance of common stock	-	-	1,000

Net cash provided by (used in) financing activities	65,000	(12,226)	279,614

Effect of exchange rate changes on cash	(6,673)	(1,158)	(8,821)

Net decrease in cash from continuing operations	(12,459)	(1,091)	(208,514)

Cash, beginning	13,462	6,765	209,517

Cash, ending	$1,003	$5,674	$1,003

See accompanying notes

SYNTHENOL INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Unaudited

			January 1, 2004 (Date
	Six months ended		of inception of
	June 30,		development stage)
	2007	2006	to June 30, 2007

Supplemental Disclosure of Cash Flow Information and Non-cash Investing and Financing Activities:
Cash paid for:
Interest	$-	$-	$-
Income taxes (recovery)	$-	$-	$(3,934)

Common shares issued to settle notes payable	$-	$-	$25,000

See accompanying notes

SYNTHENOL INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

							Deficit
					Accumulated		Accumulated
				Additional	Other		During the
	Common Shares		Treasury	Paid-in	Comprehensive		Development
	Number	Amount	Stock	Capital	Income	Deficit	Stage	Total
Balance at December 31, 2005	681,521	$6,815	$(270)	$1,929,114	$18,041	$(1,305,454)	$(849,780)	$(201,534)
Net loss	-	-	-	-	-	-	(36,575)	(36,575)
Foreign currency translation adjustment	-	-	-	-	563	-	-	563
Share issues for debt	50,000	500	-	24,500	-	-	-	25,000
Balance at December 31, 2006	731,521	7,315	(270)	1,953,614	18,604	(1,305,454)	(886,355)	(212,546)
Net loss	-	-	-	-	-	-	(74,875)	(74,875)
Foreign currency translation adjustment	-	-	-	-	(6,673)	-	-	(6,673)
Balance at June 30, 2007 (Unaudited)	731,521	$7,315	$(270)	$1,953,614	$11,931	$(1,305,454)	$(961,230)	$(294,094)

See accompanying notes.

SYNTHENOL INC.
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
Unaudited

Note 1	Basis of Presentation

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-KSB of the Company for the year ended December 31, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

These interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $961,230 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.  Since inception, the Company has funded operations through common stock issuances and related party loans in order to meet their strategic objectives.

SYNTHENOL INC.
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
Unaudited

Note 3	Notes Payable

Notes payable are comprised of the following:

a)	A loan of $27,585 from Ubiquity Management Inc., controlled by a former director of the Company, as of June 30, 2007 is unsecured, bears interest at 5% per annum and is due on demand.

b)
A promissory note of $30,974 as of June 30, 2007 (2006: $30,826) is unsecured, bears interest at the Canadian prime rate (6% as of June 30, 2007) and due on demand. Interest accrued as of June 30, 2007 is $2,909.

c)
On April 6, 2006, the Company received $10,000 from Hokley Limited (“Hokley”). The promissory note is unsecured and bears interest at 5% per annum. Interest accrued as of June 30, 2007 is $618. The principal and accrued interest was payable by the Company on April 6, 2007. Prior to the note’s expiration, the repayment term was extended to December 31, 2007.

d)
On July 31, 2006, the Company received $25,000 from Hokley. The promissory note is unsecured and bears interest at 5% per annum. Interest accrued as of June 30, 2007 is $1,147. The principal and accrued interest was payable by the Company on July 31, 2007. Prior to the note’s expiration, the repayment term was extended to December 31, 2007.

e)
On December 15, 2006, the Company received $15,000 from Hokley. The promissory note is unsecured and bears interest at 5% per annum. Interest accrued as of June 30, 2007 is $372. The principal and accrued interest is payable by the Company on December 15, 2007.

f)
On February 26, 2007, the Company received $35,000 from Hokley. The promissory note is unsecured and bears interest at 5% per annum. Interest accrued as of June 30, 2007 is $599. The principal and accrued interest is payable by the Company on February 26, 2008.

g)
On May 18, 2007, the Company received $30,000 from Hokley. The promissory note is unsecured and bears interest at 5% per annum. Interest accrued as of June 30, 2007 is $181. The principal and accrued interest is payable by the Company on May 18, 2008.

Note 4	Related Party Transactions

The Company incurred $6,000 of management fees (2006 - $6,000) with directors of the Company and a former officer of the Company.

SYNTHENOL INC.
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
Unaudited

Note 5	Capital Stock

On October 31, 2006, the Company declared a one-for-fifty reverse stock split of all of the outstanding common stock, without any change in par value of the shares of common stock. At June 30, 2007, the authorized capital was 100,000,000 common shares.

As of November 3, 2005, the Company was indebted to Iris International Holdings (“Iris”) for an amount of $25,000. The promissory note was unsecured, bore interest at 5% per annum and was due in one year. On January 26, 2006, Iris agreed to accept common shares in settlement of the debt owed to them. The Company’s Board of Directors resolved to settle the debt owed to Iris by issuing 2,500,000 pre-split shares of the Company’s common stock at a fair value of $0.01 per share. The number of shares after one-for-fifty reverse stock split is 50,000.

Unless otherwise noted, all references to common stock, common shares outstanding, average numbers of common shares outstanding and per share amounts in these financial statements and notes to financial statements have been adjusted to reflect the a one-for-fifty reverse stock split.

Note 6	Subsequent Event

In July 18, 2007, the Company received an additional $30,000 from Hokley. The promissory note is unsecured and bears interest at 5% per annum. The principal and accrued interest is payable by the Company on July 18, 2008.

Item 2.	MANAGEMENTS’ DISCUSSION AND ANALYSIS OR PLANS OF OPERATIONS

OVERVIEW

The Companies management has been reviewing the legalities of offering on line Poker tournaments to players in the United States and is in discussion with a software developer to provide an online poker solution to launch a web site dedicated to Americans wishing to play Poker on line in a legal environment.  The system is based on offering players the ability to join a Poker card room by way of a monthly subscription fee with the object of playing in Poker tournaments to win cash prizes.

The Company is analyzing the economics of setting up a website and viewing the probability of raising capital to launch such a business model. The Company proposes to charge a monthly subscription fee and will initially offer daily prizes of $1,000 and weekly prizes of $5,000. The projected prize budget is $150,000 per month and the infrastructure costs and licensing fees will be in the range of $50,000 per month.

If the Company decides to pursue this business model they will have to raise approximately $2,500,000 to cover costs for one year. We estimate that the Company will in time have 50,000 paying subscribers and generate approximately $12 million per year.

In the event the company proceeds with this project they will apply to change their corporate name back to LegalPlay which is appropriate for the business they wish to enact.

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

RESULTS OF CONTINUING OPERATIONS

Six months ended June 30, 2007 compared to six months ended June 30, 2006

There were no revenues during the three months ended June 30, 2007 or 2006.

The total operating expenses increased to $74,875 in 2007 from $29,550 in 2006 primarily due to new consultants hired to manage our administration functions. In 2007, the Company incurred consulting expenses of $51,914 as compared to $7,527 in 2006

Financial Condition and Liquidity

Our cash position was $1,003 at June 30, 2007 and was $13,462 at December 31, 2006.

Our working capital deficit at June 30, 2007 was $294,094 as compared to 212,546 at December 31, 2006.

The Company's ability to continue as a going concern and fund operations through the remainder of 2007 is contingent upon its ability to raise funds through equity or debt financing.

The Company has arranged loans from third party lenders in order to fund the on going operations of the business. These loans have been secured by way of Promissory Notes.

Item 3.	CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports the Company files under the Exchange Act are recorded, processed and reported as required.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit Number	Description
2.1*	On May 15, the Company filed 8K regarding a promissory note
31.1	302 Certification for the Chief Executive Officer
31.2	302 Certification for the Chief Financial Officer
32.1	906 Certification for the Chief Executive Officer
32.2	906 Certification for the Chief Financial Officer

*   previously filed with SEC

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTHENOL INC.
(Registrant)

/s/ Cecil Morris	Date: August 8, 2007
Cecil Morris
Director, President

/s/ John Page	Date: August 8, 2007
John Page
Director / Treasurer