Form 10QSB
period 2007-09-30
Synthenol Inc
filed 2007-11-14
CIK 1102432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:  September 30, 2007

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
Yes    ☐    No    ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of November 13, 2007 was 731,522.

Transitional Small Business Disclosure Format:
Yes    ☐    No    ☒

SYNTHENOL INC.

FORM 10-QSB

PART I – FINANCIAL INFORMATION

Item 1.                 FINANCIAL STATEMENTS

SYNTHENOL INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

Unaudited

SYNTHENOL INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS	September 30,	December 31,
	2007	2006
	Unaudited
Current assets
Cash	$4,746	$13,462

	$4,746	$13,462
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities (Note 4)	$123,155	$118,577
Notes payable (Note 3)	221,050	107,431

	344,205	226,008

Capital stock
Preferred stock; $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding
Common stock; $0.01 par value, 100,000,000 shares authorized, 731,521 (December 31, 2006: 731,521) shares issued and outstanding
	7,315	7,315
Treasury stock, at cost, 540 shares (December 31, 2006: 540)	(270)	(270)
Additional paid-in capital	1,953,614	1,953,614
Accumulated other comprehensive income	1,767	18,604
Deficit	(1,305,454)	(1,305,454)
Deficit accumulated during the development stage	(996,431)	(886,355)

	(339,459)	(212,546)

	$4,746	$13,462

See accompanying notes.

SYNTHENOL INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

					January 1,
					2004 (Date of
					inception of
					development
	Three months ended		Nine months ended		stage) to
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007

General and Administrative Expenses
Amortization	$-	$-	$-	$-	$27,077
Bad debt	-	-	-	476	525
Corporation promotion	-	-	-	68	13,920
Insurance	-	-	-	-	15,901
Management and consulting fees	26,850	6,480	78,764	14,007	193,622
Office supplies and services	4,739	1,849	14,004	5,899	61,414
Professional fees	2,602	7,356	17,308	24,418	225,027
Rent	-	-	-	367	16,311
Wages	-	-	-	-	84,258

Loss before other items	(34,191)	(15,685)	(110,076)	(45,235)	(638,055)

Other items
Loss on disposition of equipment	-	-	-	-	(15,028)
Write-down of intangible assets	-	-	-	-	(50,001)
Write-off of notes payable	-	-	-	-	14,823
Gain on settlement of lawsuit	-	-	-	-	44,445

Loss from continuing operations	(34,191)	(15,685)	(110,076)	(45,235)	(643,816)

Operating income (loss) from discontinued operations	-	-	-	22	(382,299)

Gain on sale of discontinued operations	-	-	-	29,684	29,684

Net Income (loss)	$(34,191)	$(15,685)	$(110,076)	$(15,529)	$(996,431)

Basic and diluted loss per share	$(0.05)	$(0.02)	$(0.15)	$(0.02)

Weighted average number of shares Outstanding – basic and diluted	731,521	731,521	731,521	728,087

See accompanying notes.

SYNTHENOL INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine months ended September 30,		January 1, 2004 (Date of inception of development stage) to
	2007	2006	September 30, 2007
Cash Flows from Operating Activities
Loss from continuing operations	$(110,076)	$(45,235)	$(643,816)
Add (deduct) items not affecting cash:
Amortization	-	-	27,077
Issuance of common stock for services	-	-	1,000
Stock-based compensation	-	-	4,460
Loss on disposition of equipment	-	-	225,184
Write-down of intangible assets	-	-	360,001
Write-off of notes payable	-	-	(18,729)
Gain on settlement of lawsuit	-	-	(44,445)
Accrued interest on notes payable	83,619	3,527	89,212
Changes in non-cash working capital items:
Amounts receivable	-	2,250	-
Accounts payable and accrued liabilities	4,578	(26,054)	123,155

Cash provided by (used in) continuing operations	(21,879)	(65,512)	123,099
Discontinued operations	-	29,705	(553,150)

Net cash used in operating activities	(21,879)	(35,807)	(430,051)

Cash Flows from Investing Activities
Proceeds from sale of subsidiary	-	1	1
Proceeds from assets disposition	-	-	5,458
Purchase of equipment	-	-	(5,808)
Net cash provided by (used in) investing activities	-	1	(349)

Cash Flows from Financing Activities
Proceeds from (repayments of) notes payable	30,000	35,000	243,614
Proceeds from issuance of common stock	-	-	1,000

Net cash provided by financing activities	30,000	35,000	244,614

Effect of exchange rate changes on cash	(16,837)	(1,191)	(18,985)

Net decrease in cash from continuing operations	(8,716)	(1,997)	(204,771)

Cash, beginning	13,462	6,765	209,517

Cash, ending	$4,746	$4,768	$4,746

See accompanying notes

SYNTHENOL INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Unaudited

	Nine months ended September 30,		January 1, 2004 (Date of inception of development stage) to
	2007	2006	September 30, 2007

Supplemental Disclosure of Cash Flow Information and Non-cash Investing and Financing Activities:
Cash paid for:
Interest	$-	$-	$-
Income taxes (recovery)	$-	$-	$(3,934)

Common shares issued to settle notes payable	$-	$25,000	$25,000

See accompanying notes

SYNTHENOL INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

							Deficit
					Accumulated		Accumulated
				Additional	Other		During the
	Common Shares		Treasury	Paid-in	Comprehensive		Development
	Number	Amount	Stock	Capital	Income	Deficit	Stage	Total
Balance at December 31, 2005	681,521	$6,815	$(270)	$1,929,114	$18,041	$(1,305,454)	$(849,780)	$(201,534)
Net loss	-	-	-	-	-	-	(36,575)	(36,575)
Foreign currency translation adjustment	-	-	-	-	563	-	-	563
Share issues for debt	50,000	500	-	24,500	-	-	-	25,000
Balance at December 31, 2006	731,521	7,315	(270)	1,953,614	18,604	(1,305,454)	(886,355)	(212,546)
Net loss	-	-	-	-	-	-	(110,076)	(110,076)
Foreign currency translation adjustment	-	-	-	-	(16,837)	-	-	(16,837)
Balance at September 30, 2007 (Unaudited)	731,521	$7,315	$(270)	$1,953,614	$1,767	$(1,305,454)	$(996,431)	$(339,459)

See accompanying notes

SYNTHENOL INC.
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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

These interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At September 30, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $996,431 since the development stage and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.  Since inception, the Company has funded operations through common stock issuances and related party loans in order to meet their strategic objectives.

Note 3	Notes Payable

        Notes payable are comprised of the following:

a)	A loan of $33,247 from Ubiquity Management Inc., controlled by a former director of the Company, as of September 30, 2007 is unsecured, bears interest at 5% per annum and is due on demand.

b)
A promissory note of $33,172 as of September 30, 2007 (2006: $31,223) is unsecured, bears interest at the Canadian prime rate (6.50% as of September 30, 2007) and due on demand. Interest accrued as of September 30, 2007 is $3,957.

c)
On April 6, 2006, the Company received $10,000 from Hokley Limited (“Hokley”). The promissory note is unsecured and bears interest at 5% per annum. Interest accrued as of September 30, 2007 is $1,744 including $1,000 finance fee. The principal and accrued interest is payable by the Company on April 6, 2008.

d)
On July 31, 2006, the Company received $25,000 from Hokley. The promissory note is unsecured and bears interest at 5% per annum. Interest accrued as of September 30, 2007 is $1,462. The principal and accrued interest is payable by the Company on December 31, 2007.

e)
On December 15, 2006, the Company received $15,000 from Hokley. The promissory note is unsecured and bears interest at 5% per annum. Interest accrued as of September 30, 2007 is $561. The principal and accrued interest is payable by the Company on December 15, 2007.

f)
On February 26, 2007, the Company received $35,000 from Hokley. The promissory note is unsecured and bears interest at 5% per annum. Interest accrued as of September 30, 2007 is $1,040. The principal and accrued interest is payable by the Company on February 26, 2008.

g)
On May 18, 2007, the Company received $30,000 from Hokley. The promissory note is unsecured and bears interest at 5% per annum. Interest accrued as of September 30, 2007 is $559. The principal and accrued interest is payable by the Company on May 18, 2008.

h)
On July 18, 2007, the Company received $30,000 from Hokley. The promissory note is unsecured and bears interest at 5% per annum. Interest accrued as of September 30, 2007 is $308. The principal and accrued interest is payable by the Company on July 18, 2008.

Note 4	Related Party Transactions

        The Company incurred $9,000 of management fees (2006 - $9,000) with directors of the Company and a former officer of the Company.

Note 5	Capital Stock

On October 31, 2006, the Company declared a one-for-fifty reverse stock split of all of the outstanding common stock, without any change in par value of the shares of common stock. At September 30, 2007, the authorized capital was 100,000,000 common shares.

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

On October 3, 2007, the Company received $30,000 from Hokley. The promissory note is unsecured and bears interest at 5% per annum. The principal and accrued interest is payable by the Company on October 3, 2008.

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

RESULTS OF CONTINUING OPERATIONS

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

There were no revenues during the three months ended September 30, 2007 or 2006.

The total operating expenses increased to $110,076 in 2007 from $45,235 in 2006 primarily due to new consultants hired to manage our administration functions. In 2007, the Company incurred consulting expenses of $78,764 as compared to $14,007 in 2006.

FINANCIAL CONDITION AND LIQUIDITY

Our cash position was $4,746 at September 30, 2007 and was $13,462 at December 31, 2006.

Our working capital deficit at September 30, 2007 was $339,459 as compared to $212,546 at December 31, 2006.

The Company's ability to continue as a going concern and fund operations through the remainder of 2007 is contingent upon its ability to raise funds through equity or debt financing.

The Company has arranged loans from third party lenders in order to fund the on going operations of the business. These loans have been secured by way of Promissory Notes.

Item 3.	CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports the Company files under the Exchange Act are recorded, processed and reported as required.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit Number	Description
2.1*	On August 2, the Company filed 8K to extend promissory notes
2.2*	On July 24, the Company filed 8K regarding a promissory note
31.1	302 Certification for the Chief Executive Officer
31.2	302 Certification for the Chief Financial Officer
32.1	906 Certification for the Chief Executive Officer
32.2	906 Certification for the Chief Financial Officer

*   previously filed with SEC

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTHENOL INC.
(Registrant)

/s/ Cecil Morris	Date: November 13, 2007
Cecil Morris Director, President

/s/ John Page	Date: November 13, 2007
John Page Director / Treasurer