Form 10KSB
period 2007-12-31
Synthenol Inc
filed 2008-03-31
CIK 1102432

OMB APPROVAL
OMB Number:	3235-0420
Expires:	April 30, 2009
Estimated average burden
hours per response	1646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________ to ________________

SYNTHENOL INC.
(Exact name of registrant as specified in its charter)

Florida	000-29219	98-0199508
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

Suite 206, 388 Drake Vancouver, British Columbia, Canada	V6B 6A8
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (including area code)	(604) 648-2090

LegalPlay Entertainment INC. Address 201-1166 Alberni Street Vancouver, British Columbia, Canada	V6E 3Z3
(Former name, former address and former fiscal year, if changed since last report)	(Zip Code)

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

Yes  ☐                     No  ☒

Revenues for the year ended December 31, 2007 were $0.00.

The aggregate value of the issuer’s common stock held by non-affiliates (assuming that the issuer’s only affiliates are its’ directors, officers and 10% or greater stockholders) of the issuer as of December 31, 2007 was $117,043 based upon the closing bid price of $0.160 per share of common stock on that date as reported by the NASD OTC Bulletin Board under the symbol “STHL”.

REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Not applicable.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

December 31, 2007 – 731,521 Common Shares.

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

Competition

The on-line gaming market is rapidly evolving and intensely competitive and we expect that competition will further intensify in the future. Barriers to entry are low.

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

Online Security Risks

If the poker software and controls that we license are unable to handle online security risks,our business will be adversely affected. These systems use packet filters, firewalls, and proxy servers, which are all designed to control and filter the data. However, advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may make it easier for someone to compromise or breach the technology used by us and our sub-licensees to protect subscribers' transaction data. If such a breach of security were to occur, we could cause interruptions in services and loss of data or cessation in service. This may also allow someone to introduce a "virus", or other harmful component causing an interruption or malfunction.

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

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on NASD broker-dealers who make a market in "a penny stock". A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. Our shares were quoted on the NASD OTC Bulletin Board, and the price of our shares ranged from $0.16 (low) to $0.51 (high) during the year ended December 31, 2007. The closing price of our shares on December, 31, 2007 was $0.16. Purchases and sales of our shares are generally facilitated by NASD broker-dealers who act as market makers for our shares. The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

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

Other Information

Neither the Company nor any of its subsidiaries engaged in any research and development activities during 2007. We do not manufacture any products or engage in any activity that requires compliance with environmental laws.

Employees

We currently do not have any employees other than the Company’s Directors.

Reports to Securities Holders

We provide an annual report that includes our audited financial information to our shareholders upon written request. We also make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing a Form 10-KSB annually and Form 10-QSB quarterly. In addition, we will file Form 8-K and other proxy and information statements from time to time as required.

The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 2.	Description of Property

In 2006, we moved our offices to #206-388 Drake Street, Vancouver where we share offices provided by one of our shareholders.

Item 3.	Legal Proceedings

As at December 31, 2007, no federal, state or local governmental agency is presently contemplating any proceedings against us. Other than as described above, no director, executive officer or affiliate thereof or owner of record or beneficially of more than five percent of our common stock is a party adverse to or has a material interest adverse to us in any proceeding.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the year of 2007.

PART II

Item 5.	Market for Common Equity and Related Stockholders Matters

Market Information

There is no "established trading market" for shares of our common stock. As of December 31, 2007 common stock was quoted on the NASD OTC Bulletin Board under the symbol "STHL". No assurance can be given that any "established trading market" for our common stock will develop or be maintained.

The range of high and low closing bid quotations for our common stock during each quarter of the calendar years ended December 31 2007 and 2006, is shown below, as quoted by Reuters. Prices are inter-dealer quotations, without retail mark-up, markdown or commissions and may not represent actual transactions.

Stock Quotations
Quarter Ended	High Bid	Low Bid
March 31 2006	0.75	0.75
June 30 2006	0.50	0.50
September 2006	0.45	0.40
December 2006	0.45	0.35
March 31 2007	0.30	0.30
June 30 2007	0.30	0.30
September 2007	0.25	0.25
December 2007	0.16	0.16

The future sale of our presently outstanding "unregistered" and "restricted" common stock by present members of management and persons who own more than five percent of our outstanding voting securities may have an adverse effect on any "established trading market" that may develop in the shares of our common stock.

Holders

As of December 31, 2007, we had 47 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. We do not know the beneficial owners of such shares.

Item 6.	Management's Discussion and Analysis of Plan of Operations

You should read the following discussion and analysis in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-KSB.

Results of Operations

Year ended December 31, 2007 Compared to Year ended December 31, 2006

General Description
Our current business strategy is to develop our own poker software and market the software to on-line gaming sites worldwide.

Revenue
We had continuing revenue of $nil and discontinued operations revenue of $nil for the year ended December 31, 2007 and 2006.

General and Administrative Operating Expenses
Our total general and administrative operating expenses were $170,950 in fiscal 2007, compared to $66,281 in fiscal 2006. The increase is due to higher management and consultant fees in relation to business operations and SEC filings. The Company was able to cut back on corporate promotion and rent during the year ended December 31, 2007.

Net loss
Net loss for fiscal 2007 was $170,950 compared to net loss of $36,575 in fiscal 2006. The change is due to increase of $92,018 from management and consultant fees and $29,684 decrease from sale of discontinued operations. We had basic net loss of $0.22 per share in 2007 compared to loss of $0.05 per share in 2006.

Liquidity and Capital Resources

On December 31, 2007, our working capital deficit was $376,314 compared to $212,546 at December 31, 2006. At December 31, 2007, the Company had cash totaling $66,273 compared to $13,462 at December 31, 2006.  We are in immediate need of further working capital and are considering options with respect to financing in the form of debt, equity or a combination thereof.

Net cash increase for the year ended December 31, 2007 was $52,811.  The increase in cash was mainly due to $185,000 provided by financing activities for operating expenses.

The Company's ability to continue as a going concern and fund operations in 2007 is contingent upon its ability to raise funds through equity or debt financing.

Item 7.	Financial Statements and Supplementary Data

SYNTHENOL INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

D A L E M A T H E S O N		Partnership of:

	Vancouver	Robert J. Burkat, Inc.	James F. Carr-Hilton Ltd.	Kenneth P. Chong Inc.
C A R R - H I L T O N L A B O N T E L L P		Alvin F. Dale Ltd.	Barry S. Hartley, Inc.	Reginald J. LaBonte Ltd.
		Robert J. Matheson, Inc.	Rakesh I. Patel Inc.

D M C L C H A R T E R E D A C C O U N T A N T S	South Surrey	Micheal K. Braun Inc.	Peter J. Donaldson, Inc.

	Port Coquitlam	Wilfred A. Jacobson, Inc.	Fraser G. Ross, Ltd.	Brian A. Shaw Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Synthenol Inc.

We have audited the accompanying consolidated balance sheet of Synthenol Inc., a development stage company, as of December 31, 2007 and 2006 and the consolidated statements of operations, stockholders’ deficiency, and cash flows for the years then ended and for the period from January 1, 2004 (date of inception of development stage) to December 31, 2007. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The consolidated financial statements as of December 31, 2005 and for the period from January 1, 2004 (date of inception of development stage) to December 31, 2005 were audited by other auditors whose report dated March 1, 2006, on those statements included an explanatory paragraph that described the Company’s working capital deficiency with no established source of revenue and its dependence on its ability to raise capital from shareholders or other sources to sustain operations, discussed in Note 1 to the financial statements. The consolidated financial statements for the period January 1, 2004 (date of inception of development stage) to December 31, 2005 reflect a total net loss of $849,780 of the related cumulative totals.  Our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the reports of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, these consolidated financial statements present fairly, in all material respects, the financial position of Synthenol Inc. as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended and for the period from January 1, 2004 (date of inception of development stage) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/DMCL

DALE MATHESON CARR-HILTON LABONTE LLP
Chartered Accountants

Vancouver, Canada
March 17, 2008

Vancouver                   Suite 1500 – 1150 West Pender Street, Vancouver, B.C., Canada  V6E 4G1, Tel: 604 687 4747 • Fax: 604 689 2778 – Main Reception
South Surrey                  Suite 301 – 1656 Martin Drive, White Rock, B.C., Canada V4A 6E7, Tel: 604 531 1154 • Fax: 604 538 2613
Port Coquitlam              Suite 700 – 2755 Lougheed Highway, Port Coquitlam, B.C., Canada V3B 5Y9, Tel: 604 941 8266 • Fax: 604 941 0971

SYNTHENOL INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

December 31,	December 31,
2007	2006
ASSETS

Current
Cash	$66,273	$13,462

	$66,273	$13,462

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current
Accounts payable and accrued liabilities (Note 4)	$133,508	$118,577
Notes payable (Note 3)	309,079	107,431

	442,587	226,008

Contingency and commitments (Notes 1 and 3)
Subsequent event (Note 9)

Capital stock (Note 5)
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding
Common stock, $0.01 par value, 100,000,000 shares authorized 731,521 (December 31, 2006: 731,521) shares issued and outstanding (Note 5)	7,315	7,315
Treasury stock, at cost, 540 shares (December 31, 2006: 540)	(270)	(270)
Additional paid-in capital	1,974,187	1,953,614
Accumulated other comprehensive income	5,213	18,604
Deficit	(1,305,454)	(1,305,454)
Deficit accumulated during the development stage	(1,057,305)	(886,355)

	(376,314)	(212,546)

	$66,273	$13,462

SEE ACCOMPANYING NOTES	Page 13

SYNTHENOL INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			January 1,
			2004 (Date of
			Inception of the
			Development
			Stage) to
			December 31,
	2007	2006	2007

General and administrative expenses
Amortization	$-	$-	$27,077
Bad debt	-	478	525
Corporate promotion	-	68	13,920
Finance charges (Note 3)	11,285	-	11,285
Insurance	-	-	15,901
Interest on notes payable	18,276	5,152	23,428
Management and consultant fees (Note 4)	109,741	17,723	224,599
Office and miscellaneous	4,160	11,153	46,419
Professional fees	27,488	31,340	235,207
Rent	-	367	16,311
Wages	-	-	84,258

Loss before other items	(170,950)	(66,281)	(698,929)

Other items
Loss on disposition of equipment	-	-	(15,028)
Write-down of intangible assets	-	-	(50,001)
Write-off of notes payable	-	-	14,823
Gain on settlement of lawsuit	-	-	44,445

Loss from continuing operations	(170,950)	(66,281)	(704,690)

Operating income (loss) from discontinued operations (Schedule 1)	-	22	(382,299)

Gain on sale of discontinued operations (Note 6)	-	29,684	29,684

Net loss	$(170,950)	$(36,575)	$(1,057,305)

Basic and diluted loss per common share	$(0.23)	$(0.05)

Weighted average number of common share outstanding – basic and diluted	731,521	728,096

Comprehensive loss
Net loss	$(170,950)	$(36,575)	$(1,057,305)
Foreign currency translation adjustment	(13,391)	563	5,213
Total comprehensive loss	$(184,341)	$(36,012)	$(1,052,092)

SEE ACCOMPANYING NOTES	Page 14

SYNTHENOL INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			January 1, 2004 (Date
			of Inception of the
			Development
			Stage) to
			December 31,
	2007	2006	2007
Cash flows from operating activities
Net loss from continuing operations	$(170,950)	$(66,281)	$(704,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Finance charges	11,285	-	11,285
Accrued interest on notes payable	18,276	5,152	23,428
Amortization	-	-	27,077
Foreign exchange effect on notes payable	7,660	441	8,101
Issuance of common stock for services	-	-	1,000
Stock-based compensation	-	-	4,460
Loss on disposition of equipment	-	-	225,184
Write-down of intangible assets	-	-	360,001
Write-off of notes payable	-	-	(18,729)
Gain on settlement of lawsuit	-	-	(44,445)
Changes in non-cash working capital items:
Receivables	-	2,250	-
Accounts payable and accrued liabilities	14,931	15,634	133,508

Cash provided by (used in) continuing operations	(118,798)	(42,804)	26,180
Discontinued operations	-	(1,063)	(553,150)

Net cash used in operating activities	(118,798)	(43,867)	(526,970)

Cash flows from investing activities
Proceeds from sale of subsidiary	-	1	1
Proceeds from assets disposition	-	-	5,458
Purchase of equipment	-	-	(5,808)
Net cash provided by (used in) investing activities	-	1	(349)

Cash flows from financing activities
Proceeds from notes payable	185,000	50,000	398,614
Proceeds from issuance of common stock	-	-	1,000

Net cash provided by financing activities	185,000	50,000	399,614

Effect of exchange rate changes on cash	(13,391)	563	(15,539)

Change in cash from continuing operations	52,811	6,697	(143,244)

Cash, beginning	13,462	6,765	209,517

Cash, ending	$66,273	$13,462	$66,273

Supplemental cash flow information (Note 7)

SEE ACCOMPANYING NOTES	Page 15

SYNTHENOL INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

								Deficit
						Accumulated		Accumulated
				Additional		Other		During the
	Common Shares		Treasury	Paid-in	Subscriptions	Comprehensive		Development
	Number	Amount	Stock	Capital	Received	Income	Deficit	Stage	Total
May 3, 1989 ( Inception) through December 31, 1997	60,021	$600	$-	$9,400	$-	$-	$(10,000)	$-	$-
Net loss	-	-	-	-	-	-	(148,931)	-	(148,931)
Shares issued for cash	180,000	1,800	-	148,200	2,000	-	-	-	152,000
Balance at December 31, 1998	240,021	2,400	-	157,600	2,000	-	(158,931)	-	3,069
Net loss	-	-	-	-	-	-	(511,587)	-	(511,587)
Foreign currency translation adjustment	-	-	-	-	-	(14,130)	-	-	(14,130)
Share issued for services	15,000	150	-	124,850	-	-	-	-	125,000
Subscription receivable	12,000	120	-	99,880	8,000	-	-	-	108,000
Share issued for intangible assets	15,000	150	-	124,850	-	-	-	-	125,000
Balance at December 31, 1999	282,021	2,820	-	507,180	10,000	(14,130)	(670,518)	-	(164,648)
Net loss	-	-	-	-	-	-	(339,063)	-	(339,063)
Foreign currency translation adjustment	-	-	-	-	-	18,885	-	-	18,885
Shares issued for cash	21,600	216	-	259,784	-	-	-	-	260,000
Shares issued for settlement of debt	4,500	45	-	174,955	-	-	-	-	175,000
Subscription receivable	600	6	-	9,994	(200)	-	-	-	9,800
Subscription received	30,000	300	-	499,700	(9,350)	-	-	-	490,650
Stock option benefit	-	-	-	14,235	-	-	-	-	14,235
Balance at December 31, 2000	338,721	3,387	-	1,465,848	450	4,755	(1,009,581)	-	464,859
Net loss	-	-	-	-	-	-	375,621	-	375,621
Foreign currency translation adjustment	-	-	-	-	-	13,629	-	-	13,629
Shares issued for cash	300	3	-	2,247	-	-	-	-	2,250
Subscription received	-	-	-	-	200	-	-	-	200
Stock option benefit	-	-	-	118,920	-	-	-	-	118,920
Repurchase of common stock for treasury	-	-	(270)	(6,611)	-	-	-	-	(6,881)
Balance at December 31, 2001	339,021	3,390	(270)	1,580,404	650	18,384	(633,960)	-	968,598
Net loss	-	-	-	-	-		(63,864)	-	(63,864)
Foreign currency translation adjustment	-	-	-	-		(1,155)		-	(1,155)
Shares issued for cash	4,500	45	-	33,705	-	-	-	-	33,750
Balance at December 31, 2002	343,521	$3,435	$(270)	$1,614,109	$650	$17,229	$(697,824)	$-	$937,329

SEE ACCOMPANYING NOTES	Page 16

SYNTHENOL INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

								Deficit
						Accumulated		Accumulated
				Additional		Other		During the
	Common Shares		Treasury	Paid-in	Subscriptions	Comprehensive		Development
	Number	Amount	Stock	Capital	Received	Income	Deficit	Stage	Total
Balance at December 31, 2002	343,521	3,435	(270)	1,614,109	650	17,229	(697,824)	-	937,329
Net loss	-	-	-	-	-	-	(607,630)	-	(607,630)
Foreign currency translation adjustment	-	-	-	-	-	1,752	-	-	1,752
Stock option benefit	-	-	-	11,800		-	-	-	11,800
Cancellation of agreement	-	-	-		(650)	-	-	-	(650)
Share issues for cash on exercise of options	12,000	120	-	11,880	-	-	-	-	12,000
Share issues for consulting services	45,000	450	-	49,675	-	-	-	-	50,125
Share issues for intangible assets	60,000	600	-	104,400	-	-	-	-	105,000
Share issued for software	60,000	600	-	53,400	-	-	-	-	54,000
Balance at December 31, 2003	520,521	5,205	(270)	1,845,264	-	18,981	(1,305,454)	-	563,726
Net loss	-	-	-	-	-	-	-	(795,364)	(795,364)
Foreign currency translation adjustment	-	-	-	-	-	(238)	-	-	(238)
Stock-based compensation	-	-	-	4,460	-	-	-	-	4,460
Shares issued for cash on exercise of options	1,000	10	-	990	-	-	-	-	1,000
Share issued for debt	140,000	1,400	-	68,600	-	-	-	-	70,000
Share issued for consulting services	2,000	20	-	980	-	-	-	-	1,000
Balance at December 31, 2004	663,521	6,635	(270)	1,920,294	-	18,743	(1,305,454)	(795,364)	(155,416)
Net loss	-	-	-	-	-	-	-	(54,416)	(54,416)
Foreign currency translation adjustment	-	-	-	-	-	(702)	-	-	(702)
Share issues for consulting services	18,000	180	-	8,820	-	-	-	-	9,000
Balance at December 31, 2005	681,521	6,815	(270)	1,929,114	-	18,041	(1,305,454)	(849,780)	(201,534)
Net loss	-	-	-	-	-	-	-	(36,575)	(36,575)
Foreign currency translation adjustment	-	-	-	-	-	563	-	-	563
Share issues for debt	50,000	500	-	24,500	-	-	-	-	25,000
Balance at December 31, 2006	731,521	$7,315	$(270)	$1,953,614	$-	$18,604	$(1,305,454)	$(886,355)	$(212,546)

SEE ACCOMPANYING NOTES	Page 17

SYNTHENOL INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

								Deficit
						Accumulated		Accumulated
				Additional		Other		During the
	Common Shares		Treasury	Paid-in	Subscriptions	Comprehensive		Development
	Number	Amount	Stock	Capital	Received	Income	Deficit	Stage	Total

Balance at December 31, 2006	731,521	$7,315	$(270)	$1,953,614	$-	$18,604	$(1,305,454)	$(886,355)	$(212,546)
Net loss	-	-	-	-	-	-	-	(170,950)	(170,950)
Discount on notes payable	-	-	-	20,573	-	-	-	-	20,573
Foreign currency translation adjustment	-	-	-	-	-	(13,391)	-	-	(13,391)
Balance at December 31, 2007	731,521	$7,315	$(270)	$1,974,187	$-	$5,213	$(1,305,454)	$(1,057,305)	$(376,314)

SEE ACCOMPANYING NOTES	Page 18

SYNTHENOL INC.	Schedule 1
(A Development Stage Company)
STATEMENT OF OPERATIONS FROM DISCONTINUED OPERATIONS

			January 1, 2004
			(Date of
			Inception of the
			Development
			Stage) to
			December 31,
	2007	2006	2007

Amortization	$-	$-	$57,051
Management and consulting fees	-	-	165
Professional fees	-	-	5,606
Office supplies and services	-	(22)	2,975
Royalty, software and advertising	-	-	69,251

	-	(22)	(135,048)

Write-down of intangible assets	-	-	(155,000)
Forgiveness of debts	-	-	1,953
Loss on disposition of equipment	-	-	(105,078)
Incidental revenue	-	-	10,874

	-	-	(247,251)

Operating income (loss) from discontinued operations	-	22	(382,299)
Gain on disposition of subsidiary (Note 6)	-	29,684	29,684

Net income (loss)	$-	$29,706	$(352,615)

SEE ACCOMPANYING NOTES	Page 19

SYNTHENOL INC.
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 1	Nature and Continuance of Operations

Synthenol Inc. (the “Company”) was incorporated under the laws of the State of Florida on May 3, 1989 as Sparta Ventures Corp. and remained inactive until June 27, 1998.  The name was changed to Thermal Ablation Technologies Corporation on October 8, 1998 and then to Poker.com, Inc. on August 10, 1999.  On September 15, 2003, the Company changed its name to LegalPlay Entertainment Inc.  The Company’s business to December 31, 2003 was primarily related to the operations of online gaming.  In 2004, the Company discontinued the online gaming operations and redirected its business strategy to acquisition of new poker software and market the software to on-line gaming sites worldwide. The Company is a development stage company as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, “Development Stage Enterprises.”

At the Annual General Meeting on November 8, 2006, the shareholders of the Company passed a motion approving change the Company’s name to Synthenol Inc. effective December 18, 2006.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2007, the Company has accumulated losses of $2,362,759 since its inception, has a working capital deficiency of $376,314 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

Note 2	Summary of Significant Accounting Policies

a)	Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

SYNTHENOL INC.
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 2	Summary of Significant Accounting Policies – (cont’d)

b)	Principles of Consolidation

These consolidated financial statements include the accounts of Synthenol Inc. and its wholly-owned subsidiaries, Casino Marketing S.A., a Costa Rican company and 564448 B.C. Ltd., a Canadian company. The consolidated financial statements also include the accounts of Skill Poker.com Inc. ("Skill Poker"), a Washington State, U.S.A. company, which was a formerly wholly-owned subsidiary, until March 1, 2006 (Note 6). All inter-company balances and transactions have been eliminated upon consolidation.

c)	Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. The Company’s actual results could vary materially from management’s estimates and assumptions. Significant areas requiring the use of management estimates relate to the determination expected tax rates for future income tax recoveries and determining the fair values of financial instruments.

d)	Foreign Currency Translation

The Company's functional currency is the Canadian dollar. The financial statements of the Company are translated to United States dollar equivalents in accordance with SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollar equivalents at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate revenues and expenses. The cumulative translation adjustment is reported as a separate component of accumulated other comprehensive income, whereas gains and losses arising from foreign currency translations are included in results of operations.

e)	Other Comprehensive Income

SFAS No. 130 “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. During the years ended December 31, 2007 and 2006, the only component of comprehensive income was foreign currency translation adjustments.

SYNTHENOL INC.
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 2	Summary of Significant Accounting Policies – (cont’d)

f)	Income Taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 "Accounting for Income Taxes".  Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No.5, Accounting for Contingencies. As required by Interpretation 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would make more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact in the consolidated financial statements during the year ended December 31, 2007.

g)	Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with SFAS No. 128, “Earnings per Share”.  Basic loss per share is computed using the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock.  The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method.  For the years presented, diluted loss per share is equal to basic loss per share as the effect of the computations are anti-dilutive.

h)	Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash, accounts payable and accrued liabilities and notes payable approximates their fair value due to the short

SYNTHENOL INC.
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 2	Summary of Significant Accounting Policies – (cont’d)

h)	Financial Instruments – (cont’d)

maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

i)	Stock-based Compensation

The Company has adopted SFAS No. 123(R), “Share-Based Payment,” which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award. As at December 31, 2007 and 2006, the Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

j)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations..

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning January 1, 2010.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of

SYNTHENOL INC.
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 2	Summary of Significant Accounting Policies – (cont’d)

j)	Recent Accounting Pronouncements – (cont’d)

the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008.  Management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

Note 3	Notes Payable

Notes payable are comprised of the following:

a)
A loan of $26,649 (December 31, 2006 - $22,690) (CAD$26,417) from Ubiquity Management Inc., a company controlled by a former director of the Company, is unsecured, bears interest at 5% per annum and is due on demand. Interest accrued as of December 31, 2007 is $3,998 (December 31, 2006 - $2,269).

b)
A promissory note of $33,290 (December 31, 2006 - $29,589) (CAD$33,000) payable to Pannell Kerr Forster, Chartered Accountants, is unsecured, bears interest at the Bank of Canada prime rate (6.50% as of December 31, 2007) and due on demand. Interest accrued as of December 31, 2007 is $6,777 (December 31, 2006 - $1,987).

As of December 31, 2007, the Company received loans totaling $235,000 (December 31, 2006 - $50,000) from Hokley Limited (“Hokley”), an unrelated third party, as follows:

a)
On April 6, 2006, the Company received $10,000 from Hokley. The promissory note is unsecured and bears interest at 5% per annum. The principal and accrued interest is payable by the Company on June 30, 2008 (Note 9).

b)
On July 31, 2006, the Company received $25,000 from Hokley. The promissory note is unsecured and bears interest at 5% per annum. The principal and accrued interest is payable by the Company on June 30, 2008 (Note 9).

c)
On December 15, 2006, the Company received $15,000 from Hokley. The promissory note is unsecured and bears interest at 5% per annum. The principal and accrued interest is payable by the Company on June 30, 2008 (Note 9).

d)
On February 26, 2007, the Company received $35,000 from Hokley. The promissory note is unsecured and bears interest at 5% per annum. The principal and accrued interest is payable by the Company on August 31, 2008.

e)
On May 15, 2007, the Company received $30,000 from Hokley. The promissory note is unsecured and bears interest at 5% per annum. The principal and accrued interest is payable by the Company on May 15, 2008.

SYNTHENOL INC.
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 3	Notes Payable – (cont’d)

f)
On July 18, 2007, the Company received $30,000 from Hokley. The promissory note is unsecured and bears interest at 5% per annum. The principal and accrued interest is payable by the Company on July 18, 2008.

g)
On October 3, 2007, the Company received $30,000 from Hokley. The promissory note is unsecured and bears interest at 10% per annum. The principal and accrued interest is payable by the Company on October 3, 2008.

h)
On December 7, 2007, the Company received $60,000 from Hokley. The promissory note is unsecured and bears interest at 10% per annum. The principal and accrued interest is payable by the Company on December 7, 2008.

Pursuant to SFAS No. 157, Fair Value Measurements, management has recognized that the interest rate on the notes payable (“Notes”) from Hokley is below fair market value, and has recorded a discount of $20,573 (2006 - $Nil)on the funds received from Hokley during 2007. This value was recorded as additional paid-in capital and is being deferred and amortized over the term of the Notes. The carrying value of the Notes at December 31, 2007 of $225,712 (2006 - $50,000) will be accreted to the face value over the term of the Notes.

Included in the notes payable balance at December 31, 2007 is accrued interest and loan fees of $12,653 (December 31, 2006 - $896) relating to the loans owing to Hokley.

Note 4	Related Party Transactions

The Company incurred the following amounts with directors of the Company and a former officer of the Company.

			January 1, 2004
			(Date of
			Inception of the
			Development
	Years ended		Stage) to
	December 31,		December 31,
	2007	2006	2007

Management and consulting fees	$12,000	$12,000	$94,678
Wages	-	-	1,000

	$12,000	$12,000	$95,678

SYNTHENOL INC.
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 4	Related Party Transactions – (cont’d)

At December 31, 2007, included in accounts payable and accrued liabilities is $31,000 (December 31, 2006 -$19,000) owing to directors and a former officer of the Company. The amounts owing to directors and a former officer of the Company at December 31, 2007 and 2006 are unsecured, non-interest bearing and have no set terms of repayment.

Note 5	Capital Stock

On October 31, 2006, the Company declared a one-for-fifty stock rollback of all of the outstanding common stock, without any change in par value of the shares of common stock. Common shares issued prior to the effective date of the stock rollback have been restated to reflect the stock split ratio.

Effective December 18, 2006, the authorized capital was 100,000,000 common shares with a par value of $0.01, with 731,521 shares issued and outstanding. The authorized preferred shares was 5,000,000 with a par value of $0.01 with no shares issued or outstanding.

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

Proceeds	$1

Liabilities assumed by purchaser of Skill Poker.com Inc.	29,683

Gain on disposition of subsidiary	$29,684

Note 7	Supplemental Cash Flow Information

			January 1, 2004 (Date
			of Inception of the
			Development
			Stage) to
			December 31,
	2007	2006	2007

Cash paid for:
Interest	$-	$-	$-
Income taxes (recovery)	$-	$-	$(3,934)

Common shares issued to settle notes payable	$-	$25,000	$25,000

SYNTHENOL INC.
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 8	Income Taxes

The Company’s deferred tax assets are as follows:

	2007	2006
Net operating loss carryforwards	$2,351,000	$2,191,000
Statutory tax rate	34%	34%
Deferred tax asset	799,340	744,940
Valuation allowance	(799,340)	(744,940)

	$–	$–

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations.  The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards, regardless of their time of expiry. The net increase in the valuation allowance during the year ended December 31, 2007 was $54,400.

During the year ended December 31, 2007, the Company did not recognize any interest and penalties. Due to the potential offset of the Company’s operating loss carryforward for any future activity, the amount attributed to interest and penalties would be immaterial.

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended December 31, 2007 and 2006.  At December 31, 2007, the Company has net operating loss carryforwards, which expire commencing in 2024, totaling approximately $2,351,000.  The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

IRS Section 382 places a limitation (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carryforwards after a change in control (generally greater than a 50% change in ownership) of a loss corporation. Generally, after a control change, a loss corporation cannot deduct operating loss carryforwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through December 31, 2007, but believes that the provisions will not limit the availability of losses to offset future income.

SYNTHENOL INC.
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 9	Subsequent Event

On January 2, 2008, Hokley approved to extend the loans to the Company expiring on December 31, 2007 of $35,000 and December 15, 2007 of $15,000 to June 30, 2008 (Note 3). The same terms and conditions will apply, including a penalty of 10% of the capital debt.

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

The Company has given Amisano Hanson authorization to fully respond to the inquiries of the Company’s new accountants, Dale Matheson Carr-Hilton LaBonte LLP, concerning the previous consolidated financial statements audited by Amisano Hanson.  There were no limitations placed upon Amisano Hanson, whatsoever.

Item 8a.	Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Management must evaluate its internal controls over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 (a). The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2007, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of December 31, 2007 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of outside directors on the Company's board of directors can resulting in oversight in the establishing and monitoring of required internal controls and procedures which can affect the process of preparing Company's financial statements.

We are committed to improving our financial organization. As part of this commitment, we will create a position to  segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management ; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the financial reporting department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the financial reporting department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the Company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Item 8b.	Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Identification of Directors and Executive Officers

Name	Age	Title
Cecil Morris	76	Director / President
John Page	78	Director

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

Summary Compensation Table

					Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen-sation ($)	Restricted Stock Awards	Securities Underlying Options/SARS (#)	LTIP Payouts ($)	All Other Compensation ($)
Cecil Morris, President and Director (1)	12/31/2003	$24,000	-	-	-	-	-	-
	12/31/2004	$6,000	-	-	-	-	-	-
	2005	$6,000	-	-	-	-	-	-
	2006	$6,000	-	-	-	-	-	-
	2007	$6,000	-	-	-	-	-	-
John Page Director (2)	2005	$6,000	-	-	-	-	-	-
	2006	$6,000	-	-	-	-	-	-
	2007	$6,000	-	-	-	-	-	-
Mark Glusing Former Pres. and A/CFO (3)	12/31/2003	$86,427	-	-	$15,750	$300,000	-	-
	12/31/2004	$46,678	-	-	$1,110	-	-	-
	2005	-	-	-	-	-	-	-
	2006	-	-	-	-	-	-	-
Gregory Cathcart Former Pres., Director (4)	12/31/2004	-	-	-	$1,000	-	-	-
	2005	-	-	-	-	-	-	-
	2006	-	-	-	-	-	-	-

(1)	Mr. Morris was appointed as a Director on September 10, 2000. On February 22, 2005, Mr. Morris was elected as President of the Company.
(2)	Mr. Page was appointed as a Director on February 22, 2005.
(3)	Mr. Glusing was appointed as President on December 13, 2002. He resigned his position as President on December 29, 2004.
(4)	Mr. Cathcart was appointed as Director and President on December 29, 2004. He resigned as Director and President on February 22, 2005. Mr Cathcart was granted 100,000 shares as Bonus.

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

Compensation of Directors

There are standard arrangements pursuant to which our directors are compensated for services provided as director. We paid the amount of $12,000 (2006: $12,000) to our directors for committee participation or special assignments.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial shareholdings of those persons or entities who beneficially hold ten percent or more of our common stock as of December 31, 2007 with the computation being based upon 731,521 shares of common stock being outstanding.

Name and Address	Number of Shares Beneficially Owned	Percentage of Class
CEDE & Co. P.O. Box 222, Bowling Green Station New York, NY 10274	384,233	52.59%
Iris International Holdings Limited Le Montaigne 7 Avenue de Grande-Bretagne MC 98000 Monaco.	90,000	12.30%

Security Ownership of Management

The following table sets forth the shareholdings of our directors and executive officers as of Dec 31, 2007 based upon nil shares of common stock being outstanding:

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

Securities Authorized for Issuance under Compensatory Plans

As of December 31, 2007 the company has no compensatory plans previously approved by our security.

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

Item 13.	Exibits and Reports on Form 8-K

Reports on Form 8-K were filed during 2007.

(a)	Exhibits

Exhibit Number	Description
2.1*	Form 8 – K Creation of a direct financial obligation
2.2*	Form 8 – K Creation of a direct financial obligation.
2.3*	Form 8 – K Cancellation of acquisition of assets
2.4*	Form 8 – K Creation of a direct financial obligation.
2.5*	Form 8 – K Creation of a direct financial obligation.
2.6*	Form 8 – K Creation of a direct financial obligation.
2.7*	Form 8 – K Creation of a direct financial obligation.
2.8*	Form 8 – K Creation of a direct financial obligation.
31.1	Section 302 Certification – Cecil Morris
31.2	Section 302 Certification – John Page
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 for Cecil Morris, President and Acting Chief Financial Officer of the Company
32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 for John Page, Director

* Previously filed.

Item 14.	Principal Accountant Fees and Services

1.	Audit Fees

In 2007, we have paid fees in respect to Amisano Hanson and Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants, auditing and review fees of $23,172 (2006: $19,122) related to our annual financial statements included in our Form 10-KSB for services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

	2007	2006
Amisano Hanson	$1,972	$4,122
Dale Matheson Carr-Hilton LaBonte LLP	$21,200	$15,000

2.	Audit-Related Fees

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

SYNTHENOL INC.
(Registrant)

/s/ Cecil Morris	Date: March 28, 2008
Cecil Morris Director, President / Secretary

/s/ John Page	Date: March 28, 2008
John Page Director / Treasurer

In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Cecil Morris	Date: March 28, 2008
Cecil Morris Director, President / Secretary

/s/ John Page	Date: March 28, 2008
John Page Director / Treasurer