Form 10-Q
period 2008-03-31
Synthenol Inc
filed 2008-05-15
CIK 1102432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒      No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐       No   ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes   ☐      No   ☐      Not Applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of March 31, 2008 was 731,522.

SYNTHENOL INC.

FORM 10-Q

PART I – FINANCIALS INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNTHENOL INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

Unaudited

SYNTHENOL INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2008	2007
	Unaudited
Current
Cash	$38,585	$66,273

	$38,585	$66,273

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current
Accounts payable and accrued liabilities (Note 4)	$139,562	$133,508
Notes payable (Note 3)	315,981	309,079

	455,543	442,587

Capital stock
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding
Common stock, $0.01 par value, 100,000,000 shares authorized731,522 (December 31, 2007: 731,522) shares issued and outstanding	7,315	7,315
Treasury stock, at cost, 540 shares (December 31, 2007: 540)	(270)	(270)
Additional paid-in capital	1,974,187	1,974,187
Accumulated other comprehensive income	4,591	5,213
Deficit	(1,305,454)	(1,305,454)
Deficit accumulated during the development stage	(1,097,327)	(1,057,305)

	(416,958)	(376,314)

	$38,585	$66,273

Contingencies (Note 2)
Commitments (Note 3)
Subsequent event (Note 6)

SEE ACCOMPANYING NOTES

SYNTHENOL INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

			January 1, 2004
	Three months ended		(Date of Inception of the Development Stage) to
	March 31,		March 31,
	2008	2007	2008

General and administrative expenses
Amortization	$-	$-	$27,077
Bad debt	-	-	525
Corporate promotion	-	-	13,920
Finance charges	4,051	-	15,336
Insurance	-	-	15,901
Interest on notes payable	4,907	-	28,335
Management and consultant fees (Note 4)	24,356	22,757	248,955
Office supplies and services	709	4,215	47,126
Professional fees	6,000	14,130	241,207
Rent	-	-	16,311
Wages	-	-	84,258

Loss before other items	(40,022)	(41,102)	(738,951)

Other items
Loss on disposition of equipment	-	-	(15,028)
Write-down of intangible assets	-	-	(50,001)
Write-off of notes payable	-	-	14,823
Gain on settlement of lawsuit	-	-	44,445

Loss from continuing operations	(40,022)	(41,102)	(744,712)

Operating loss from discontinued operations	-	-	(382,299)

Gain on sale of discontinued operations	-	-	29,684

Net loss	$(40,022)	$(41,102)	$(1,097,327)

Basic and diluted loss per common share	$(0.05)	$(0.06)

Weighted average number of common share outstanding – basic and diluted	731,522	731,522

Comprehensive loss
Net loss	$(40,022)	$(41,102)	$(1,097,327)
Foreign currency translation adjustment	(622)	(13)	4,591
Total comprehensive loss	$(40,644)	$(41,115)	$(1,092,736)

SEE ACCOMPANYING NOTES

SYNTHENOL INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

			January 1, 2004
	Three months ended		(Date of Inception of the Development Stage) to
	March 31,		March 31,
	2008	2007	2008
Cash flows from operating activities
Net loss from continuing operations	$(40,022)	$(41,102)	$(744,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Finance charges	4,051	-	15,336
Accrued interest on notes payable	4,907	691	28,335
Amortization	-	-	27,077
Foreign exchange effect on notes payable	(2,056)	-	6,045
Issuance of common stock for services	-	-	1,000
Stock-based compensation	-	-	4,460
Loss on disposition of equipment	-	-	225,184
Write-down of intangible assets	-	-	360,001
Write-off of notes payable	-	-	(18,729)
Gain on settlement of lawsuit	-	-	(44,445)
Changes in non-cash working capital items:
Accounts payable and accrued liabilities	6,054	(5,131)	139,562

Cash used in continuing operations	(27,066)	(45,542)	(886)
Discontinued operations	-	-	(553,150)

Net cash used in operating activities	(27,066)	(45,542)	(554,036)

Cash flows from investing activities
Proceeds from sale of subsidiary	-	-	1
Proceeds from assets disposition	-	-	5,458
Purchase of equipment	-	-	(5,808)
Net cash used in investing activities	-	-	(349)

Cash flows from financing activities
Proceeds from notes payable	-	35,000	398,614
Proceeds from issuance of common stock	-	-	1,000

Net cash provided by financing activities	-	35,000	399,614

Effect of exchange rate changes on cash	(622)	(13)	(16,161)

Change in cash from continuing operations	(27,688)	(10,555)	(170,932)

Cash, beginning	66,273	13,462	209,517

Cash, ending	$38,585	$2,907	$38,585

Supplemental cash flow information (Note 5)

SEE ACCOMPANYING NOTES

SYNTHENOL INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
Unaudited

	Common Shares		Treasury	Additional Paid-in	Subscriptions	Accumulated Other Comprehensive		Deficit Accumulated During the Development
	Number	Amount	Stock	Capital	Received	Income	Deficit	Stage	Total
May 3, 1989 ( Inception) through December 31, 1997	60,022	$600	$-	$9,400	$-	$-	$(10,000)	$-	$-
Net loss	-	-	-	-	-	-	(148,931)	-	(148,931)
Shares issued for cash	180,000	1,800	-	148,200	2,000	-	-	-	152,000
Balance at December 31, 1998	240,022	2,400	-	157,600	2,000	-	(158,931)	-	3,069
Net loss	-	-	-	-	-	-	(511,587)	-	(511,587)
Foreign currency translation adjustment	-	-	-	-	-	(14,130)	-	-	(14,130)
Share issued for services	15,000	150	-	124,850	-	-	-	-	125,000
Subscription receivable	12,000	120	-	99,880	8,000	-	-	-	108,000
Share issued for intangible assets	15,000	150	-	124,850	-	-	-	-	125,000
Balance at December 31, 1999	282,022	2,820	-	507,180	10,000	(14,130)	(670,518)	-	(164,648)
Net loss	-	-	-	-	-	-	(339,063)	-	(339,063)
Foreign currency translation adjustment	-	-	-	-	-	18,885	-	-	18,885
Shares issued for cash	21,600	216	-	259,784	-	-	-	-	260,000
Shares issued for settlement of debt	4,500	45	-	174,955	-	-	-	-	175,000
Subscription receivable	600	6	-	9,994	(200)	-	-	-	9,800
Subscription received	30,000	300	-	499,700	(9,350)	-	-	-	490,650
Stock option benefit	-	-	-	14,235	-	-	-	-	14,235
Balance at December 31, 2000	338,722	3,387	-	1,465,848	450	4,755	(1,009,581)	-	464,859
Net loss	-	-	-	-	-	-	375,621	-	375,621
Foreign currency translation adjustment	-	-	-	-	-	13,629	-	-	13,629
Shares issued for cash	300	3	-	2,247	-	-	-	-	2,250
Subscription received	-	-	-	-	200	-	-	-	200
Stock option benefit	-	-	-	118,920	-	-	-	-	118,920
Repurchase of common stock for treasury	-	-	(270)	(6,611)	-	-	-	-	(6,881)
Balance at December 31, 2001	339,022	3,390	(270)	1,580,404	650	18,384	(633,960)	-	968,598
Net loss	-	-	-	-	-		(63,864)	-	(63,864)
Foreign currency translation adjustment	-	-	-	-		(1,155)		-	(1,155)
Shares issued for cash	4,500	45	-	33,705	-	-	-	-	33,750
Balance at December 31, 2002	343,522	$3,435	$(270)	$1,614,109	$650	$17,229	$(697,824)	$-	$937,329

SEE ACCOMPANYING NOTES

SYNTHENOL INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
Unaudited

				Additional		Accumulated Other		Deficit Accumulated During the
	Common Shares		Treasury	Paid-in	Subscriptions	Comprehensive		Development
	Number	Amount	Stock	Capital	Received	Income	Deficit	Stage	Total
Balance at December 31, 2002	343,521	3,435	(270)	1,614,109	650	17,229	(697,824)	-	937,329
Net loss	-	-	-	-	-	-	(607,630)	-	(607,630)
Foreign currency translation adjustment	-	-	-	-	-	1,752	-	-	1,752
Stock option benefit	-	-	-	11,800		-	-	-	11,800
Cancellation of agreement	-	-	-		(650)	-	-	-	(650)
Share issues for cash on exercise of options	12,000	120	-	11,880	-	-	-	-	12,000
Share issues for consulting services	45,000	450	-	49,675	-	-	-	-	50,125
Share issues for intangible assets	60,000	600	-	104,400	-	-	-	-	105,000
Share issued for software	60,000	600	-	53,400	-	-	-	-	54,000
Balance at December 31, 2003	520,521	5,205	(270)	1,845,264	-	18,981	(1,305,454)	-	563,726
Net loss	-	-	-	-	-	-	-	(795,364)	(795,364)
Foreign currency translation adjustment	-	-	-	-	-	(238)	-	-	(238)
Stock-based compensation	-	-	-	4,460	-	-	-	-	4,460
Shares issued for cash on exercise of options	1,000	10	-	990	-	-	-	-	1,000
Share issued for debt	140,000	1,400	-	68,600	-	-	-	-	70,000
Share issued for consulting services	2,000	20	-	980	-	-	-	-	1,000
Balance at December 31, 2004	663,522	6,635	(270)	1,920,294	-	18,743	(1,305,454)	(795,364)	(155,416)
Net loss	-	-	-	-	-	-	-	(54,416)	(54,416)
Foreign currency translation adjustment	-	-	-	-	-	(702)	-	-	(702)
Share issues for consulting services	18,000	180	-	8,820	-	-	-	-	9,000
Balance at December 31, 2005	681,522	6,815	(270)	1,929,114	-	18,041	(1,305,454)	(849,780)	(201,534)
Net loss	-	-	-	-	-	-	-	(36,575)	(36,575)
Foreign currency translation adjustment	-	-	-	-	-	563	-	-	563
Share issues for debt	50,000	500	-	24,500	-	-	-	-	25,000
Balance at December 31, 2006	731,522	$7,315	$(270)	$1,953,614	$-	$18,604	$(1,305,454)	$(886,355)	$(212,546)

SEE ACCOMPANYING NOTES

SYNTHENOL INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
Unaudited

	Common Shares		Treasury	Additional Paid-in	Subscriptions	Accumulated Other Comprehensive		Deficit Accumulated During the Development
	Number	Amount	Stock	Capital	Received	Income	Deficit	Stage	Total
Balance at December 31, 2006	731,522	$7,315	$(270)	$1,953,614	$-	$18,604	$(1,305,454)	$(886,355)	$(212,546)
Net loss	-	-	-	-	-	-	-	(170,950)	(170,950)
Discount on notes payable	-	-	-	20,573	-	-	-	-	20,573
Foreign currency translation adjustment	-	-	-	-	-	(13,391)	-	-	(13,391)
Balance at December 31, 2007	731,522	7,315	(270)	1,974,187	-	5,213	(1,305,454)	(1,057,305)	(376,314)
Net loss	-	-	-	-	-	-	-	(40,022)	(40,022)
Foreign currency translation adjustment	-	-	-	-	-	(622)	-	-	(622)
Balance at March 31, 2008 (Unaudited)	731,522	$7,315	$(270)	$1,974,187	$-	$4,591	$(1,305,454)	$(1,097,327)	$(416,958)

SEE ACCOMPANYING NOTES

SYNTHENOL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
Unaudited

Note 1	Interim Financial Statements

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited consolidated financial statements and the Form 10-KSB of the Company for the year ended December 31, 2007. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

At the Annual General Meeting on October 31, 2006, the shareholders of the Company ratified the Purchase Agreement and the decision to change the Company’s name to Synthenol Inc. effective December 18, 2006.

These interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At March 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $1,097,327 during its development stage and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

SYNTHENOL INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2007
Unaudited

Note 3	Notes Payable

Notes payable are comprised of the following:

a)
A loan of $25,735 (December 31, 2007 - $26,649) (CAD$26,417) from Ubiquity Management Inc., a company controlled by a former director of the Company, is unsecured, bears interest at 5% per annum and is due on demand. Interest accrued as of March 31, 2008 is $4,319 (December 31, 2007 - $3,998).

b)
A promissory note of $32,149 (December 31, 2007 - $33,290) (CAD$33,000) payable to Pannell Kerr Forster, Chartered Accountants, is unsecured, bears interest at the Bank of Canada prime rate (6.50% as of March 31, 2008) and due on demand. Interest accrued as of March 31, 2008 is $7,299 (December 31, 2007 - $6,777).

As of March 31, 2008, the Company received loans totaling $235,000 (December 31, 2007 - $235,000) from Hokley Limited (“Hokley”), an unrelated third party, as follows:

a)
On April 6, 2006, the Company received $10,000 from Hokley. The promissory note is unsecured and bears interest at 5% per annum. The principal and accrued interest is payable by the Company on June 30, 2008.

b)
On July 31, 2006, the Company received $25,000 from Hokley. The promissory note is unsecured and bears interest at 5% per annum. The principal and accrued interest is payable by the Company on June 30, 2008.

c)
On December 15, 2006, the Company received $15,000 from Hokley. The promissory note is unsecured and bears interest at 5% per annum. The principal and accrued interest is payable by the Company on June 30, 2008.

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

SYNTHENOL INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2007
Unaudited

Note 3	Notes Payable – cont’d

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

Pursuant to SFAS No. 157, Fair Value Measurements, management has recognized that the interest rate on the notes payable (“Notes”) from Hokley is below fair market value, and has recorded a discount of $20,573 (December 31, 2007 - $20,573) on the funds received from Hokley during fiscal 2007. This value was recorded as additional paid-in capital and is being deferred and amortized over the term of the Notes. The carrying value of the Notes at March 31, 2008 of $229,763 (December 31, 2007 - $225,712) will be accreted to the face value over the term of the Notes.

Included in the notes payable balance at March 31, 2008 is accrued interest and loan fees of $16,715 (December 31, 2007 - $12,653) relating to the loans owing to Hokley.

Note 4	Related Party Transactions

The Company incurred the following amounts with directors of the Company and a former officer of the Company.

			January 1, 2004
	Three month ended		(Date of Inception of the Development Stage) to
	March 31,		March 31,
	2008	2007	2008

Management and consulting fees	$1,500	$1,500	$96,178
Wages	-	-	1,000

	$1,500	$1,500	$97,178

At March 31, 2008, included in accounts payable and accrued liabilities is $34,000 (December 31, 2007 -$31,000) owing to directors of the Company. The amounts are unsecured, non-interest bearing and have no set terms of repayment.

SYNTHENOL INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2007
Unaudited

Note 5	Supplemental Cash Flow Information

			January 1, 2004
	Three months ended		(Dateof Inception of the Development Stage) to
	March 31,		March 31,
	2008	2007	2008

Cash paid for:
Interest	$-	$-	$-
Income taxes (recovery)	$-	$-	$(3,934)

Common shares issued to settle notes payable	$-	$25,000	$25,000

Note 6	Subsequent event

On April 1, 2008, the Company entered into an agreement with an unrelated third party, Ryerson Corporation A.V.V. (“Ryerson”), to sell the issued and outstanding shares of the Company’s 100% owned subsidiaries, 564448 BC Ltd. (“564448”) and Casino Marketing S.A. (“CMSA”) for consideration of $1. All inter-company debts between CMSA, 564448 and the Company will be cancelled. Ryerson will release the Company from any liability in respect of CMSA and 564448.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Synthenol Inc., a company organized under the laws of Florida, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; our ability to raise capital and the terms thereof; changes in business strategy or development plans; future rental revenues; the continuity, experience and quality of our management; changes in or failure to comply with government regulations or the lack of government authorization to continue our projects; and other factors referenced in the Form 10-Q.

The use in this Form 10-Q of such words as "believes", "plans", "anticipates", "expects", "intends", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The success of the Company is dependent on our efforts, the employees and many other factors including, primarily, our ability to raise additional capital.

We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Such forward-looking statements are based on the beliefs and estimates of our management as well as on assumptions made by and information currently available to us at the time such statements were made.  Forward looking statements are subject to a variety of risks and uncertainties which could cause actual events or results to differ from those reflected in the forward looking statements, including, without limitation, the failure to obtain adequate financing on a timely basis and other risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements, either as a result of the matters set forth or incorporated in this Report generally and certain economic and business factors, some of which may be beyond our control.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PLAN OF OPERATIONS

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

On May 5, 2008, the Company passed a resolution to terminate the 1998 Combined Incentive and Non-qualified Stock Option Plan including (i) all options previously granted thereunder and which remain outstanding and unexercised and (ii) all unexpired or unterminated stock option agreements previously entered by the Company pursuant to the terms of the Stock Option Plan.

We are in immediate need of further working capital and are considering options with respect to financing in the form of debt, equity or a combination thereof.

RESULTS OF CONTINUING OPERATIONS

Three months ended March 31, 2008 compared to three months ended March 31, 2007

REVENUES. Net sales for the three months ended March 31, 2008 and 2007 were $nil.

EXPENSES.  Operating expenses for the three months ended March 31, 2008 were $40,022 compared to $41,102 for the three months ended March 31, 2007.  The major expense item for the three months ended March 31, 2008 was the $8,958  interest and finance charges on notes payable, as compared to $nil for the three months ended March 31, 2007 due to money borrowed for general office and accounting services. The decrease of professional fees from $14,130 in 2007 to $6,000 in 2008 was due to reduction of legal fee.

FINANCIAL CONDITION AND LIQUIDITY

Our cash position was $38,585 at March 31, 2008 and was $66,273 at December 31, 2007.

Our working capital deficit at March 31, 2007 was $406,958 as compared to 376,314 at December 31, 2007.

The Company's ability to continue as a going concern and fund operations through the remainder of 2008 is contingent upon its ability to raise funds through equity or debt financing.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

There are controls and procedures that are designed to ensure that information required to be disclosed by Synthenol Inc. in the reports it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by Synthenol Inc. in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Synthenol Inc. has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2008, management took steps to improve the internal controls over financial reporting by (1) searching for outside directors to establish an effective audit committee, (2) utilizing existing office staff in order to remedy the segregation of duties deficiencies, (3) writing accounting and financial reporting procedures to comply with the requirements of US GAAP and SEC disclosures, and (4) following the newly written accounting and financial reporting procedures in (3) which tightens the control over the period ends.

Management and directors will continue to monitor and  evaluate  the  effectiveness  of our  internal controls and procedures and our internal controls over financial reporting on an ongoing  basis and are  committed  to taking  further  action  and  implementing additional enhancements or improvements, as necessary and as funds allow.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1*	Resolution of the Board of Directors regarding transfer of subsidiaries (8-K on April 7, 2008)
2.2*	Agreement for the sale of shares (8-K on April 7, 2008)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
*   previously filed with SEC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTHENOL INC.
(Registrant)

/s/ Cecil Morris	Date: May 14, 2008
Cecil Morris
Director, President

/s/ John Page	Date: May 14, 2008
John Page
Director / Treasurer