Form 10-Q
period 2008-06-30
Synthenol Inc
filed 2008-08-14
CIK 1102432

OMB APPROVAL
OMB Number:	3235-0070
Expires:	August 31, 2008
Estimated average burden
hours per response	192.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________ to ________________

Commission file number             000-29219

SYNTHENOL INC.
(Exact name of registrant as specified in its charter)

Florida	98-0199508
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 206 – 388 Drake Street Vancouver, British Columbia, Canada	V6B 6A8
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number	(604) 648-2090

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of August 8, 2008 was 731,522.

SYNTHENOL INC.

FORM 10-Q

PART I – FINANCIALS INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SYNTHENOL INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

Unaudited

SYNTHENOL INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2008	2007
	Unaudited
Current
Cash	$818	$66,273
Receivable (Note 6)	1	-

	$819	$66,273

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current
Accounts payable and accrued liabilities (Note 4)	$58,426	$133,508
Notes payable (Notes 3 and 6)	300,099	309,079

	358,525	442,587

Capital stock
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding
Common stock, $0.01 par value, 100,000,000 shares authorized 731,522 (December 31, 2007: 731,522) shares issued and outstanding	7,315	7,315
Treasury stock, at cost, 540 shares (December 31, 2007: 540)	(270)	(270)
Additional paid-in capital	1,974,187	1,974,187
Accumulated other comprehensive income	6,034	5,213
Deficit	(1,305,454)	(1,305,454)
Deficit accumulated during the development stage	(1,039,518)	(1,057,305)

	(357,706)	(376,314)

	$819	$66,273

Contingencies (Note 2)
Commitments (Note 3)
Subsequent event (Note 7)

SEE ACCOMPANYING NOTES

SYNTHENOL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
	Three months ended		Six months ended		January 1, 2004 (Date of Inception of the Development Stage) to
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008
General and administrative expenses
Amortization	$-	$-	$-	$-	$27,077
Bad debt	-	-	-	-	525
Corporate promotion	-	-	-	-	13,920
Finance charges	12,051	-	16,102	-	27,387
Insurance	-	-	-	-	15,901
Interest on notes payable (Note 3)	3,079	-	7,986	-	31,414
Management and consultant fees (Note 4)	26,625	29,157	50,981	51,914	275,580
Office supplies and services	2,628	4,040	3,337	8,255	49,754
Professional fees	12,810	576	18,810	14,706	254,017
Rent	-	-	-	-	16,311
Wages	-	-	-	-	84,258

Loss before other items	(57,192)	(33,773)	(97,216)	(74,875)	(796,144)

Other items
Loss on disposition of equipment	-	-	-	-	(15,028)
Write-down of intangible assets	-	-	-	-	(50,001)
Write-off of payables	36,567	-	36,567	-	36,567
Write-off of notes payable	-	-	-	-	14,823
Gain on settlement of lawsuit	-	-	-	-	44,445

Loss from continuing operations	(20,626)	(33,773)	(60,649)	(74,875)	(765,338)

Loss on sale of discontinued operations (Note 6)	78,436	-	78,436	-	(274,180)

Net income (loss)	$57,810	$(33,773)	$17,787	$(74,875)	$(1,039,518)

Basic and diluted loss per common share	$0.08	$(0.05)	$0.02	$(0.10)

Weighted average number of common share outstanding – basic and diluted	731,522	731,522	731,522	731,522

Comprehensive loss
Net income (loss)	$57,810	$(33,773)	$17,787	$(74,875)	$(1,039,518)
Foreign currency translation adjustment	1,443	(6,660)	821	(6,673)	6,034
Total comprehensive loss	$59,253	$(40,433)	$18,608	$(81,548)	$(1,033,484)

SEE ACCOMPANYING NOTES

SYNTHENOL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

			January 1, 2004
			(Date of Inception
			of the Development
	Six months ended		Stage) to
	June 30,		June 30,
	2008	2007	2008
Cash flows from operating activities
Net income (loss)	$17,787	$(74,875)	$(1,039,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Finance charges	16,102	-	27,387
Accrued interest on notes payable	7,986	6,954	31,414
Amortization	-	-	27,077
Foreign exchange effect on notes payable	(2,798)	-	5,303
Issuance of common stock for services	-	-	1,000
Stock-based compensation	-	-	4,460
Loss on disposition of equipment	-	-	225,184
Write-down of intangible assets	-	-	360,001
Write-off of payables	(36,567)	-	(36,567)
Write-off of notes payable	-	-	(18,729)
Gain on settlement of lawsuit	-	-	(44,445)
Gain on sale of subsidiaries	(78,437)		(108,121)
Changes in non-cash working capital items:
Prepaid expenses and deposits	-	(10,709)	-
Accounts payable and accrued liabilities	10,013	7,844	143,521

Cash used in continuing operations	(65,914)	290	(422,033)
Discontinued operations	(362)	(290)	(171,213)

Net cash used in operating activities	(66,276)	(70,786)	(593,246)

Cash flows from investing activities
Proceeds from sale of subsidiary	-	1	1
Proceeds from assets disposition	-	-	5,458
Purchase of equipment	-	-	(5,808)
Net cash used in investing activities	-	-	(349)

Cash flows from financing activities
Proceeds from notes payable	-	65,000	398,614
Proceeds from issuance of common stock	-	-	1,000

Net cash provided by financing activities	-	65,000	399,614

Effect of exchange rate changes on cash	821	(6,673)	(14,718)

Change in cash from continuing operations	(65,455)	(12,459)	(208,699)

Cash, beginning	66,273	13,462	209,517

Cash, ending	$818	$1,003	$818
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

SEE ACCOMPANYING NOTES

SYNTHENOL INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
Unaudited
								Deficit
						Accumulated		Accumulated
				Additional		Other		During the
	Common Shares		Treasury	Paid-in	Subscriptions	Comprehensive		Development
	Number	Amount	Stock	Capital	Received	Income	Deficit	Stage	Total
Balance at December 31, 2006	731,522	$7,315	$(270)	$1,953,614	$-	$18,604	$(1,305,454)	$(886,355)	$(212,546)
Net loss	-	-	-	-	-	-	-	(170,950)	(170,950)
Discount on notes payable	-	-	-	20,573	-	-	-	-	20,573
Foreign currency translation adjustment	-	-	-	-	-	(13,391)	-	-	(13,391)
Balance at December 31, 2007	731,522	7,315	(270)	1,974,187	-	5,213	(1,305,454)	(1,057,305)	(376,314)
Net income	-	-	-	-	-	-	-	17,787	17,787
Foreign currency translation adjustment	-	-	-	-	-	821	-	-	821
Balance at June 30, 2008 (Unaudited)	731,522	$7,315	$(270)	$1,974,187	$-	$6,034	$(1,305,454)	$(1,039,518)	$(357,706)

SEE ACCOMPANYING NOTES

SYNTHENOL INC.	Schedule 1
(A Development Stage Company)
STATEMENTS OF OPERATIONS FROM DISCONTINUED OPERATIONS
(Unaudited)

			January 1, 2004
			(Date of
			Inception of the
			Development
	Six months ended		Stage) to
	June 30,		June 30,
	2008	2007	2008

Amortization	$-	$-	$57,051
Bad debts	-	-	20,388
Management and consulting fees	-	-	57,557
Professional fees	-	-	5,606
Office supplies and services	362	290	16,193
Rent	-	-	17,269
Royalty, software and advertising	-	-	69,251
Wage	-	-	105,659

	(362)	(290)	(348,974)

Write-down of intangible assets	-	-	(155,000)
Forgiveness of debts	-	-	359,008
Loss on disposition of equipment	-	-	(105,078)
Incidental revenue	-	-	33,043

Operating income (loss) from discontinued operations	(362)	(290)	131,973

Gain on disposition of subsidiary – Note 6	78,437	-	108,121

Net income (loss)	$78,075	$(290)	$(108,880)

SEE ACCOMPANYING NOTES

SYNTHENOL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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

Synthenol Inc. (the “Company”) was incorporated under the laws of the State of Florida on May 3, 1989 as Sparta Ventures Corp. and remained inactive until June 27, 1998.  The name was changed to Thermal Ablation Technologies Corporation on October 8, 1998 and then to Poker.com, Inc. on August 10, 1999.  On September 15, 2003, the Company changed its name to LegalPlay Entertainment Inc.  The Company’s business to December 31, 2003 was primarily related to the operations of online gaming.  In 2004, the Company discontinued the online gaming operations and redirected its business strategy to acquisition of new poker software and market the software to on-line gaming sites worldwide. The Company is a development stage company as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, “Development Stage Enterprises.” On October 31, 2006, the shareholders of the Company ratified the the decision to change the Company’s name to Synthenol Inc. effective December 18, 2006.

These interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $1,039,518 during its development stage and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

SYNTHENOL INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2008
Unaudited

Note 3	Notes Payable

Notes payable are comprised of the following:

A promissory note of $32,954 (December 31, 2007 - $33,290) (CAD$33,000) payable to Pannell Kerr Forster, Chartered Accountants, is unsecured, bears interest at the Bank of Canada prime rate (6.50% as of June 30, 2008) and due on demand. Interest accrued as of June 30, 2008 is $5,576 (December 31, 2007 - $6,777). On May 12, 2008, the Company entered into an agreement with Pannell Kerr Foster in order to settle outstanding debt of CAD$33,000 for a reduced amount of CAD$6,000. The date of the settlement was originally June 30, 2008. The Company failed to meet this obligation and the settlement date has been extended indefinitely.

The loans totaling $235,000 (December 31, 2007 - $235,000) from Hokley Limited (“Hokley”), an unrelated third party, are as follows:

a)
On April 6, 2006, the Company received $10,000 from Hokley. The promissory note is unsecured and bears interest at 5% per annum. The principal and accrued interest is payable by the Company on December 31, 2008.

b)
On July 31, 2006, the Company received $25,000 from Hokley. The promissory note is unsecured and bears interest at 5% per annum. The principal and accrued interest is payable by the Company on December 31, 2008.

a)
On December 15, 2006, the Company received $15,000 from Hokley. The promissory note is unsecured and bears interest at 5% per annum. The principal and accrued interest is payable by the Company on December 31, 2008.

b)
On February 26, 2007, the Company received $35,000 from Hokley. The promissory note is unsecured and bears interest at 5% per annum. The principal and accrued interest is payable by the Company on August 31, 2008.

c)
On May 15, 2007, the Company received $30,000 from Hokley. The promissory note is unsecured and bears interest at 5% per annum. The principal and accrued interest is payable by the Company on May 15, 2008. Subsequent to June 30, 2008, the Company entered into an agreement with Hokley to settle the debt. See Note 8.

d)
On July 18, 2007, the Company received $30,000 from Hokley. The promissory note is unsecured and bears interest at 5% per annum. The principal and accrued interest is payable by the Company on December 31, 2008.

SYNTHENOL INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2008
Unaudited

Note 3	Notes Payable – cont’d

e)
On October 3, 2007, the Company received $30,000 from Hokley. The promissory note is unsecured and bears interest at 10% per annum. The principal and accrued interest is payable by the Company on October 3, 2008.

f)
On December 7, 2007, the Company received $60,000 from Hokley. The promissory note is unsecured and bears interest at 10% per annum. The principal and accrued interest is payable by the Company on December 7, 2008.

Pursuant to SFAS No. 157, Fair Value Measurements, management has recognized that the interest rate on the notes payable (“Notes”) from Hokley is below fair market value, and has recorded a discount of $20,573 on the funds received from Hokley during fiscal 2007. This value was recorded as additional paid-in capital and is being deferred and amortized over the term of the Notes. The carrying value of the Notes at June 30, 2008 of $233,814 (December 31, 2007 - $225,712) will be accreted to the face value over the term of the Notes.

Included in the notes payable balance at June 30, 2008 is accrued interest and loan fees of $27,755 (December 31, 2007 - $12,653) relating to the loans owing to Hokley.

During the six months ended June 30, 2008, the Company sold its two wholly-owned subsidiaries, see Note 7.  The sale of these subsidiaries resulted in the write off of the loan to Ubiquity Management Inc. of $25,735, plus accrued interest of $4,966.

Note 4	Related Party Transactions

The Company incurred the following amounts with directors of the Company and a former officer of the Company.

			January 1, 2004
			(Date of
			Inception of the
			Development
	Six month ended		Stage) to
	June 30,		June 30,
	2008	2007	2008

Management and consulting fees	$3,000	$3,000	$97,678
Wages	-	-	1,000

	$3,000	$3,000	$98,678

At June 30, 2008, included in accounts payable and accrued liabilities is $37,000 (December 31, 2007 -$31,000) owing to directors of the Company. The amounts are unsecured, non-interest bearing and have no set terms of repayment.

SYNTHENOL INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2008
Unaudited

Note 5	Supplemental Cash Flow Information

			January 1, 2004 (Date
			of Inception of the
			Development
	Six months ended		Stage) to
	June 30,		June 30,
	2008	2007	2008

Cash paid for:
Interest	$-	$-	$-
Income taxes (recovery)	$-	$-	$(3,934)

Common shares issued to settle notes payable	$-	$25,000	$25,000

Note 6	Discontinued Operations

On April 1, 2008, the Company entered into an agreement with an unrelated third party, Ryerson Corporation A.V.V. (“Ryerson”), to sell the issued and outstanding shares of its wholly-owned subsidiaries, 564448 BC Ltd. (“564448”) and Casino Marketing S.A. (“CMSA”) for consideration of $1. All inter-company debts between CMSA, 564448 and the Company will be cancelled. As part of the agreement, Ryerson also assumed all of the liabilities of CMSA and 564448. As such, the Company recognized a gain on the disposition of its subsidiary.

Proceeds	$1
Liabilities assumed by purchaser of Casino Marketing S.A.	8,169
Liabilities assumed by purchaser of 564448 BC Ltd.	70,267

Gain on sale of subsidiaries	$78,437

Note 7	Subsequent event

On July 11, 2008, the Company assigned a 6% carried interest in Thermal Ablations Technology Canada to Hokley in exchange for the cancelation of the promissory note of $30,000, which was due and payable on May 15, 2008, and the interest and fees accumulated on the loan of $30,000.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In preparing the management’s discussion and analysis, the registrant presumes that you have read or have access to the discussion and analysis for the proceeding fiscal year.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act").   All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earning, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions of performance; and statements of belief; and any statements of assumptions underlying any of the foregoing.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Synthenol Inc. to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: our ability to raise capital and the terms thereof; ability to gain an adequate player base to generate the expected revenue; competition with established gaming websites; adverse changes in government regulations or polices; and other factors referenced in the Form 10-Q.

The use in this Form 10-Q of such words as "believes", "plans", "anticipates", "expects", "intends", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements present the Company’s estimates and assumptions only as of the date of this report.  Except for the Company’s ongoing obligation to disclose material information as required by the federal securities laws, the Company does not intend, and undertakes no obligation, to update any forward-looking statements.

Although the Company believes that the expectations reflected in any of the forward-looking statements are reasonable, actual results could differ materially from those projected or assumed or any of the Company’s forward-looking statements.  The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

PLAN OF OPERATIONS

The Company has been auditing a software package for an online lottery game and is currently in negotiation to purchase a license.  The online lottery game is an instant win game that is similar to many national lotteries.  The player creates an account on the website and deposits funds into the account using a credit card.  He then chooses 6 numbers and the amount he would like to pay for the ticket. The winnings are calculated as a function of the initial ticket cost.  Once the player chooses to play the ticket, his account is debited for the ticket cost and six numbers are randomly generated.  When at least 3 numbers are matched, the player wins a prize.

The Company intends to design and launch a website for the purpose of marketing the online lottery game to players in the UK and European marketplace.

We are in immediate need of further working capital and are considering options with respect to financing in the form of debt, equity or a combination thereof.

RESULTS OF CONTINUING OPERATIONS

The following discussion of the financial condition and results of operation of the Company should be read in conjunction with the Financial Statements and the related Notes included elsewhere in this report.

Six months ended June 30, 2008 compared to Six months ended June 30, 2007

REVENUES. Net sales for the six months ended June 30, 2008 and 2007 were $nil.

EXPENSES.  Operating expenses for the six months ended June 30, 2008 were $97,216 compared to $74,875 for the six months ended June 30, 2007.  The major increase in expense for the six months ended June 30, 2008 was the $16,102  finance charges on notes payable, as compared to $nil for the six months ended June 30, 2007.

FINANCIAL CONDITION AND LIQUIDITY

Our cash position was $818 at June 30, 2008 and was $66,273 at December 31, 2007.

Our working capital deficit at June 30, 2008 was $357,706 as compared to $376,314 at December 31, 2007.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Synthenol Inc. has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2008, management took steps to improve the internal controls over financial reporting by (1) searching for outside directors to establish an effective audit committee, (2) utilizing existing office staff in order to remedy the segregation of duties deficiencies, (3) writing accounting and financial reporting procedures to comply with the requirements of US GAAP and SEC disclosures, and (4) following the newly written accounting and financial reporting procedures in (3) which tightens the control over the period ends.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1*	Resolution of the Board of Directors regarding transfer of subsidiaries (8-K on April 7, 2008)
2.2*	Agreement for the sale of shares in subsidiaries (8-K on April 7, 2008)
2.3*	Assignment agreement for TATC shares
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
*   previously filed with SEC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTHENOL INC.
(Registrant)

/s/ Cecil Morris	Date: August 14, 2008
Cecil Morris Director, President

/s/ John Page	Date: August 14, 2008
John Page Director / Treasurer