Form 10-Q
period 2008-09-30
SinoCubate, Inc
filed 2008-11-20
CIK 1102432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________   to  _______________

Commission file number 000-29219

SINOCUBATE, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0199508
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

65 Broadway, Suite 501 New York, New York	10006
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number	(212) 359 4300

SYNTHENOL INC Suite 206 – 388 Drake Street Vancouver, British Columbia, Canada V6B 6A8
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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of October 16, 2008 was 995,655.

SINOCUBATE, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SINOCUBATE, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

Unaudited

SINOCUBATE, INC.
(formerly known as Synthenol Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
ASSETS	Unaudited
Current
Cash	$—	$66,273

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current
Accounts payable and accrued liabilities	$—	$133,508
Notes payable (Notes 3)	—	309,079

	— --	442,587

Capital stock
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding
Common stock, $0.01 par value, 100,000,000 shares authorized 995,655 shares issued and outstanding	9,956	7,315
Treasury stock	—	(270)
Additional paid-in capital	2,241,681	1,974,187
Accumulated other comprehensive income	6,018	5,213
Deficit	(1,305,454)	(1,305,454)
Deficit accumulated during the development stage	(952,201)	(1,057,305)

	—	(376,314)

	$—	$66,273

SEE ACCOMPANYING NOTES

SINOCUBATE, INC.
(formerly known as Synthenol Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three months ended		Nine months ended		January 1, 2004 (Date of Inception of the Development Stage) to
	September 30,		September 30		September 30,
	2008	2007	2008	2007	2008
General and administrative expenses
Amortization	$—	$—	$—	$—	$27,077
Bad debt	—	—	—	—	525
Corporate promotion	—	—	—	—	13,920
Finance charges	10	—	16,112	7,034	27,397
Insurance	—	—	—	—	15,901
Interest on notes payable	3,234	—	11,220	—	34,648
Management and consultant fees	14,774	26,850	65,755	78,764	290,354
Office supplies and services	91	4,739	3,428	319	49,845
Professional fees		2,602	18,810	22,659	254,017
Rent	—	—	—	—	16,311
Wages	—	—	—	—	84,258

Loss before other items	(18,109)	(34,191)	(130,325)	(108,776)	(814,253)

Other items
Loss on disposition of equipment	—	—	—	—	(15,028)
Write-down of intangible assets	—	—	—	—	(50,001)
Write-off of payables	37,040	—	73,607	—	73,607
Write-off of notes payable	—	—	—	—	14,823
Gain on settlement of lawsuit	—	—	—	—	44,445
Gain on sale of investment	31,874	—	31,874	—	31,874
Other income	36,512	—	36,512	—	36,512

Income (loss) from continuing operations	87,317	(34,191)	26,668	(108,776)	(678,021)

Gain (Loss) discontinued operations		—	78,436	(1,300)	(274,180)

Net income (loss)	$87,317	$(34,191)	$105,104	$(110,076)	$(952,201)

Basic and diluted loss per common share	$0.12	$(0.05)	$0.15	$(0.15)	—

Weighted average number of common share outstanding - basic and diluted	752,039	731,521	709,866	731,521	—

Comprehensive loss
Net income (loss)	$87,317	$(34,191)	$105,104	$(110,076)	$(952,201)
Foreign currency translation adjustment	(15)	(10,177)	805	(16,837)	6,018
Total comprehensive loss	$87,302	$(44,368)	$105,909	$(126,913)	$(946,183)

SEE ACCOMPANYING NOTES

SINOCUBATE, INC.
(formerly known as Synthenol Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

			January 1, 2004
			(Date of Inception
			of the Development
	Nine months ended		Stage) to
	September 30,		September 30,
	2008	2007	2008
Cash flows from operating activities
Net income (loss)	$105,104	$(110,076)	$(952,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Finance charges	16,102	—	27,387
Accrued interest on notes payable	7,986	83,619	31,414
Amortization	—	—	27,077
Accrued Expense	17,306	—	17,306
Foreign exchange effect on notes payable	(2,798)	—	5,303
Issuance of common stock for services		—	1,000
Stock-based compensation		—	4,460
Loss on disposition of equipment		—	225,184
Write-down of intangible assets		—	360,001
Write-off of payables	(73,607)	—	(73,607)
Write-off of notes payable		—	(18,729)
Gain on settlement of lawsuit		—	(44,445)
Gain on sale of subsidiaries	(78,436)		(108,121)
Gain on Sale of investment (Note 5)	(31,874)		(31,874)
Other Income	(36,512)		(36,512)
Changes in non-cash working capital items:
Prepaid expenses and deposits		—
Accounts payable and accrued liabilities	10,013	4,578	143,521

Cash used in continuing operations	(66,716)	(21,879)	(422,837)
Discontinued operations (Note 5)	(362)	—	(171,213)

Net cash used in operating activities	(67,078)	(21,879)	(594,050)

Cash flows from investing activities
Proceeds from sale of subsidiary		—	1
Proceeds from assets disposition	—	—	5,458
Purchase of equipment		—	(5,808)
Net cash used in investing activities	—	—	(349)

Cash flows from financing activities
Settlement of notes payable	—	30,000	398,614
Proceeds from issuance of common stock	—	—	1000

Net cash provided by financing activities	—	30,000	399,614

Effect of exchange rate changes on cash	805	(6,673)	(14,734)

Change in cash and cash equivalents	(67,078)	(8,716)	(209,518)

Cash, beginning	66,273	13,462	209,518

Cash, ending	$—	$4,746	$—
Supplemental cash flow information

SEE ACCOMPANYING NOTES

SINOCUBATE, INC.
(formerly known as Synthenol Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
Unaudited

								Deficit
						Accumulated		Accumulated
				Additional		Other		During the
	Common Shares		Treasury	Paid-in	Subscriptions	Comprehensive		Development
	Number	Amount	Stock	Capital	Received	Income	Deficit	Stage	Total

May 3, 1989 ( Inception) through December 31, 1997	60,022	$600	$—	$9,400	$—	$—	$(10,000)	$—	$—
Net loss	—	—	—	—	—	—	(148,931)	—	(148,931)
Shares issued for cash	180,000	1,800	—	148,200	2,000	—	—	—	152,000
Balance at December 31, 1998	240,022	2,400	—	157,600	2,000	—	(158,931)	—	3,069
Net loss	—	—	—	—	—	—	(511,587)	—	(511,587)
Foreign currency translation adjustment	—	—	—	—	—	(14,130)	—	—	(14,130)
Share issued for services	15,000	150	—	124,850	—	—	—	—	125,000
Subscription receivable	12,000	120	—	99,880	8,000	—	—	—	108,000
Share issued for intangible assets	15,000	150	—	124,850	—	—	—	—	125,000
Balance at December 31, 1999	282,022	2,820	—	507,180	10,000	(14,130)	(670,518)	—	(164,648)
Net loss	—	—	—	—	—	—	(339,063)	—	(339,063)
Foreign currency translation adjustment	—	—	—	—	—	18,885	—	—	18,885
Shares issued for cash	21,600	216	—	259,784	—	—	—	—	260,000
Shares issued for settlement of debt	4,500	45	—	174,955	—	—	—	—	175,000
Subscription receivable	600	6	—	9,994	(200)	—	—	—	9,800
Subscription received	30,000	300	—	499,700	(9,350)	—	—	—	490,650
Stock option benefit	—	—	—	14,235	—	—	—	—	14,235
Balance at December 31, 2000	338,722	3,387	—	1,465,848	450	4,755	(1,009,581)	—	464,859
Net loss	—	—	—	—	—	—	375,621	—	375,621
Foreign currency translation adjustment	—	—	—	—	—	13,629	—	—	13,629
Shares issued for cash	300	3	—	2,247	—	—	—	—	2,250
Subscription received	—	—	—	—	200	—	—	—	200
Stock option benefit	—	—	—	118,920	—	—	—	—	118,920
Repurchase of common stock for treasury	—	—	(270)	(6,611)	—	—	—	—	(6,881)
Balance at December 31, 2001	339,022	3,390	(270)	1,580,404	650	18,384	(633,960)	—	968,598
Net loss	—	—	—	—	—		(63,864)	—	(63,864)
Foreign currency translation adjustment	—	—	—	—		(1,155)		—	(1,155)
Shares issued for cash	4,500	45	—	33,705	—	—	—	—	33,750
Balance at December 31, 2002	343,522	$3,435	$(270)	$1,614,109	$650	$17,229	$(697,824)	$—	$937,329

SEE ACCOMPANYING NOTES

SINOCUBATE, INC.
(formerly known as Synthenol Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
Unaudited

								Deficit
						Accumulated		Accumulated
				Additional		Other		During the
	Common Shares		Treasury	Paid-in	Subscriptions	Comprehensive		Development
	Number	Amount	Stock	Capital	Received	Income	Deficit	Stage	Total

Balance at December 31, 2002	343,521	3,435	(270)	1,614,109	650	17,229	(697,824)	—	937,329
Net loss	—	—	—	—	—	—	(607,630)	—	(607,630)
Foreign currency translation adjustment	—	—	—	—	—	1,752	—	—	1,752
Stock option benefit	—	—	—	11,800		—	—	—	11,800
Cancellation of agreement	—	—	—		(650)	—	—	—	(650)
Share issues for cash on exercise of options	12,000	120	—	11,880	—	—	—	—	12,000
Share issues for consulting services	45,000	450	—	49,675	—	—	—	—	50,125
Share issues for intangible assets	60,000	600	—	104,400	—	—	—	—	105,000
Share issued for software	60,000	600	—	53,400	—	—	—	—	54,000
Balance at December 31, 2003	520,521	5,205	(270)	1,845,264	—	18,981	(1,305,454)	—	563,726
Net loss	—	—	—	—	—	—	—	(795,364)	(795,364)
Foreign currency translation adjustment	—	—	—	—	—	(238)	—	—	(238)
Stock-based compensation	—	—	—	4,460	—	—	—	—	4,460
Shares issued for cash on exercise of options	1,000	10	—	990	—	—	—	—	1,000
Share issued for debt	140,000	1,400	—	68,600	—	—	—	—	70,000
Share issued for consulting services	2,000	20	—	980	—	—	—	—	1,000
Balance at December 31, 2004	663,522	6,635	(270)	1,920,294	—	18,743	(1,305,454)	(795,364)	(155,416)
Net loss	—	—	—	—	—	—	—	(54,416)	(54,416)
Foreign currency translation adjustment	—	—	—	—	—	(702)	—	—	(702)
Share issues for consulting services	18,000	180	—	8,820	—	—	—	—	9,000
Balance at December 31, 2005	681,522	6,815	(270)	1,929,114	—	18,041	(1,305,454)	(849,780)	(201,534)
Net loss	—	—	—	—	—	—	—	(36,575)	(36,575)
Foreign currency translation adjustment	—	—	—	—	—	563	—	—	563
Share issues for debt	50,000	500	—	24,500	—	—	—	—	25,000
Balance at December 31, 2006	731,522	$7,315	$(270)	$1,953,614	$—	$18,604	$(1,305,454)	$(886,355)	$(212,546)

SEE ACCOMPANYING NOTES

SINOCUBATE, INC.
(formerly known as Synthenol Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
Unaudited

								Deficit
						Accumulated		Accumulated
				Additional		Other		During the
	Common Shares		Treasury	Paid-in	Subscriptions	Comprehensive		Development
	Number	Amount	Stock	Capital	Received	Income	Deficit	Stage	Total

Balance at December 31, 2006	731,522	$7,315	$(270)	$1,953,614	$—	$18,604	$(1,305,454)	$(886,355)	$(212,546)
Net loss	—	—	—	—	—	—	—	(170,950)	(170,950)
Discount on notes payable	—	—	—	20,573	—	—	—	—	20,573
Foreign currency translation adjustment	—	—	—	—	—	(13,391)	—	—	(13,391)
Balance at December 31, 2007	731,522	7,315	(270)	1,974,187	—	5,213	(1,305,454)	(1,057,305)	(376,314)
Issuance of new shares	284,637	2,846	—	267,559	—	—	—	—	270,405
Cancellation of shares	(20,504)	(205)	270	—	—	—	—	—	65
Shares cancelled	—	—	—	-65	—	—	—	—	-65
Net income	—	—	—	—	—	—	—	105,104	105,103
Foreign currency translation adjustment	—	—	—	—	—	805	—	—	806
Balance at September 30, 2008 (Unaudited)	995,655	$9,956	$—	$2,241,681	$—	$6,018	$(1,305,454)	$(952,201)	$—

SEE ACCOMPANYING NOTES

SINOCUBATE, INC.
(formerly known as Synthenol Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS FROM DISCONTINUED OPERATIONS
(Unaudited)

			January 1, 2004
			(Date of
			Inception of the
			Development
	Nine months ended		Stage) to
	September 30,		September 30,
	2008	2007	2008

Amortization	$—	$—	$57,051
Bad debts	—	—	20,388
Management and consulting fees	—	—	57,557
Professional fees	—	—	5,606
Office supplies and services	362	1,300	16,193
Rent	—	—	17,269
Royalty, software and advertising	—	—	69,251
Wage	—	—	105,659

Write-down of intangible assets	—	—	(155,000)
Forgiveness of debts	—	—	359,008
Loss on disposition of equipment	—	—	(105,078)
Incidental revenue	—	—	33,043

Operating income (loss) from discontinued operations	(362)	(1,300)	131,973

Gain on disposition of subsidiary	78,436	—	108,121

Net income (loss)	$78,074	$(1,300)	$(108,880)

SEE ACCOMPANYING NOTES

SINOCUBATE, INC.
(formerly known as Synthenol Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
Unaudited

Note 1	Interim Financial Statements

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q as promulgated by the Securities and Exchange Commission or the SEC.  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited consolidated financial statements and the Form 10-KSB of the Company for the year ended December 31, 2007.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Note 2	Nature and Continuance of Operations

The Company was incorporated under the laws of the State of Florida on May 3, 1989 as Sparta Ventures Corp. and remained inactive until June 27, 1998.  The name of the Company was changed to Thermal Ablation Technologies Corporation on October 8, 1998 and then to Poker.com, Inc. on August 10, 1999.  On September 15, 2003, the Company changed its name to LegalPlay Entertainment Inc. and on November 8, 2006, the name of the Company was changed to Synthenol Inc.  The Company’s business through December 31, 2003 was primarily related to the operations of online gaming.  In 2004, the Company discontinued the online gaming operations and redirected its business strategy to acquisition and marketing of new poker software to on-line gaming websites worldwide.  The Company is a development stage company as defined by Statement of Financial Accounting Standards or SFAS No. 7, “Development Stage Enterprises.”

On August 15, 2008, pursuant to a stock purchase agreement, Viking Investments Group LLC or Viking acquired 366,520 shares of the Company’s common stock from certain of the Company’s stockholders for $350,000 in cash of which amount $66,599.96 was used pay off certain outstanding accounts payable of the Company.  In addition, certain promissory notes and debt in the aggregate principal amount of $243,500 owed to the selling stockholders by the Company were assigned by the stockholders to Viking as reported on a Current Report on Form 8-K filed with the SEC on August 21, 2008.  The shares acquired by Viking represented approximately 50.1% of the Company’s then issued and outstanding capital stock calculated on a fully-diluted basis and the sale of the shares represented a change of control of the Company.

On September 29, 2008, the Board of Directors of the Company ratified the cancellation shares previously held by the Company in its treasury under certificate numbers 2057 (5,000 shares) and 2075 (15,504 shares) under the names of LegalPlay Entertainment and Poker.Com Corp., respectively, former predecessor entities of the Company.  The cancellation of the shares, which were effective on September 23, 2008, has reduced the number of issued and outstanding shares by 20,504 shares.

Effective November 3, 2008, the Company merged with and into its wholly-owned subsidiary, SinoCubate, Inc., a newly formed Nevada corporation, which remains the surviving entity of the merger.  SinoCubate was formed in the State of Nevada on September 11, 2008.  The merger has resulted in a change of name of the Company from Synthenol, Inc. to SinoCubate, Inc. and a change in the state of incorporation of the Company from Florida to Nevada.  Pursuant to the terms of an agreement and plan of merger dated September 29, 2008 (attached as exhibit to a Definitive Information Statement on Schedule 14C filed with the SEC on October 14, 2008) and effective as of November 3, 2008, SinoCubate possesses all the rights, privileges, powers of the Company, and the Company’s assets, debts and liabilities are now assets, debts and liabilities of SinoCubate.  In addition, all the issued and outstanding shares of common stock of the Company will be automatically converted into shares of SinoCubate common stock at the rate of one share of SinoCubate common stock, par value $0.001 per share, for one share of common stock, par value $0.01 per share, of the Company.  The articles of incorporation and bylaws of SinoCubate now govern the Company.

The new management of the Company has decided to abandon the previous operations of the Company and to, instead, focus on a new business strategy pursuant to which the Company  will seek to enter into contractual arrangements with PRC entities that enables the Company to either purchase outright the assets and/or business operations of the PRC entities or to enter into business arrangements, such as joint ventures or similar combinations with the PRC entities to manage and operate such entities.

As of the date of this Report, the Company has not entered into an agreement with any PRC entity and there can be no assurance that the Company will ever be able to identify and enter into an agreement with a PRC entity or whether, if the Company successful enters into an agreement with a suitable PRC entity, such combination may become successful and/or profitable.

These interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At September 30, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $2,257,655 during its development stage and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

Note 3	Debt Conversion

On September 22, 2008, the Company entered into an agreement with Viking, its majority shareholder, relating to the issuance of 284,637 new shares of the Company’s common stock to Viking in exchange for the release of Synthenol by Viking from an obligation to repay certain outstanding promissory notes and debt of Synthenol owing to Viking in the aggregate amount of $270,405 (inclusive of principal and interest) as reported on a Current Report on Form 8-K filed with the SEC on September 24, 2008.  The amount of the newly issued shares was determined by dividing $270,405 by $0.95 which price is equal to the price per share Viking paid for certain shares of Synthenol common stock pursuant to a stock purchase agreement dated as of August 15, 2008 described under Note 2.

Note 4           Related Party Transaction

On September 22, 2008, the Company entered into an agreement with Viking, its majority shareholder, relating to the issuance of 284,637 new shares of the Company’s common stock to Viking in exchange for the release of Synthenol by Viking from an obligation to repay certain outstanding promissory notes and debt of Synthenol owing to Viking in the aggregate amount of $270,405 (inclusive of principal and interest) as reported on a Current Report on Form 8-K filed with the SEC on September 24, 2008.  The amount of the newly issued shares was determined by dividing $270,405 by $0.95 which price is equal to the price per share Viking paid for certain shares of Synthenol common stock pursuant to a stock purchase agreement dated as of August 15, 2008 described under Note 2.

Note 5	Discontinued Operations

On April 1, 2008, the Company entered into an agreement with an unrelated third party, Ryerson Corporation A.V.V. or Ryerson, to sell the issued and outstanding shares of its wholly-owned subsidiaries, 564448 BC Ltd. or 564448 and Casino Marketing S.A. or CMSA for consideration of $1. All inter-company debts between CMSA, 564448 and the Company was cancelled. As part of the agreement, Ryerson also assumed all of the liabilities of CMSA and 564448. As such, the Company recognized a gain on the disposition of the subsidiaries.

Proceeds	$1
Liabilities assumed by purchaser of Casino Marketing S.A.	8,169
Liabilities assumed by purchaser of 564448 BC Ltd.	70,267

Gain on sale of subsidiaries	78,437

On July 11, 2008, the Company assigned a 6% carried interest it held in Thermal Ablations Technology Canada to Hokley Limited in exchange for the cancelation of a promissory note held by Hokley in the principal amount of $30,000 plus interest, which was due and payable on May 15, 2008.

Note 6           Subsequent event

On November 3, 2008, the merger of the Company with and into its wholly-owned subsidiary, SinoCubate, Inc., a newly formed Nevada corporation, became effective.  SinoCubate is the surviving entity and the merger resulted in a change of name of the Company from Synthenol, Inc. to SinoCubate, Inc. and a change in the state of incorporation of the Company from Florida to Nevada.  By virtue of the merger, SinoCubate possesses all the rights, privileges, powers of the Company, and the Company’s assets, debts and liabilities are now assets, debts and liabilities of SinoCubate.  In addition, all the issued and outstanding shares of common stock of the Company will be automatically converted into shares of SinoCubate common stock at the rate of one share of SinoCubate common stock, par value $0.001 per share, for one share of common stock, par value $0.01 per share, of the Company.  The articles of incorporation and bylaws of SinoCubate now govern the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In preparing the management’s discussion and analysis, the registrant presumes that you have read or have access to the discussion and analysis for the proceeding fiscal year.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).   All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earning, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions of performance; and statements of belief; and any statements of assumptions underlying any of the foregoing.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: our ability to raise capital and the terms thereof; ability to gain an adequate player base to generate the expected revenue; competition with established gaming websites; adverse changes in government regulations or polices; and other factors referenced in the Form 10-Q.

The use in this Form 10-Q of such words as “believes”, “plans”, “anticipates”, “expects”, “intends”, and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements present the Company’s estimates and assumptions only as of the date of this report.  Except for the Company’s ongoing obligation to disclose material information as required by the federal securities laws, the Company does not intend, and undertakes no obligation, to update any forward-looking statements.

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

PLAN OF OPERATIONS

The new management of the Company has decided to abandon the previous operations of the Company and to, instead, focus on a new business strategy pursuant to which the Company  will seek to enter into contractual arrangements with PRC entities that enables the Company to either purchase outright the assets and/or business operations of the PRC entities or to enter into business arrangements, such as joint ventures or similar combinations with the PRC entities to manage and operate such entities.

As of the date of this Report, the Company has not entered into an agreement with any PRC entity and there can be no assurance that the Company will ever be able to identify and enter into an agreement with a PRC entity or whether, if the Company successful enters into an agreement with a suitable PRC entity, such combination may become successful and/or profitable.

The Company is in immediate need of further working capital and options are being explored with respect to financing in the form of debt, equity or a combination thereof.

RESULTS OF CONTINUING OPERATIONS

The following discussion of the financial condition and results of operation of the Company should be read in conjunction with the Financial Statements and the related Notes included elsewhere in this report.

Nine months ended September 30, 2008 compared to Nine months ended September 30, 2007

REVENUES. The Company had no net sales for the nine months ended September 30, 2008 and 2007.

EXPENSES.  Operating expenses for the nine months ended September 30, 2008 were $130,325 compared to $108,776 for the nine months ended September 30, 2007.  The major increase in expense for the nine months ended September 30, 2008 was the $16,112 for financial charge and $11,220 for interest on notes payable, as compared to none for the nine months ended September 30, 2007.

FINANCIAL CONDITION AND LIQUIDITY

As of September 30, 2008 we had no cash compared to $66,273 at December 31, 2007.

The ability of the Company to continue as a going concern and fund its operations through the remainder of 2008 is contingent upon being able to raise funds through either equity or debt financing or a combination of both.  The Company is not currently pursuing or negotiating either financing option, however we believe, but cannot provide assurance, that the Company should be able to obtain financing to fund its liabilities as they come due.

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

Disclosure Controls and Procedures

We currently do not maintain controls and procedures that are designed to ensure that information required to be disclosed by the Company. in the reports it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including our Chief Executive Officer we have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008, and, based upon this evaluation, our Chief Executive Officer has concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2008, management took steps to improve the internal controls over financial reporting by (1) searching for outside directors to establish an effective audit committee, (2) utilizing existing office staff in order to remedy the segregation of duties deficiencies, (3) writing accounting and financial reporting procedures to comply with the requirements of US GAAP and SEC disclosures, and (4) following the newly written accounting and financial reporting procedures in (3) which tightens the control over the period ends.

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
2.1*
Agreement and Plan of Merger between Synthenol, Inc. and SinoCubate, Inc dated as of September 29, 2008 [Filed as attachment to an Information Statement on Schedule 14C filed with the SEC on September 30, 2008].

10.1*
Stock Purchase Agreement among Synthenol, Inc., certain shareholders of Synthenol, Inc. and Viking Investments Group LLC dated as of August 15, 2008 [Filed as Exhibit 10.1 to a Current Report on Form 8-K filed with SEC on August 21, 2008].

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.1*	Letter Agreement between Synthenol, Inc. and Viking Investments Group, LLC dated as of September 22, 2008 [Filed as Exhibit 99.1 to a Current Report on Form 8-K filed with SEC on September 24, 2008]
*   Previously filed with SEC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTHENOL INC.
(Registrant)

/s/ Richard Xu	Date: November 19, 2008
Richard Xu President and Treasurer

/s/ Tom Simeo	Date: November 19, 2008
Tom Simeo Chief Executive Officer