Form 10-K
period 2008-12-31
SinoCubate, Inc
filed 2009-04-15
CIK 1102432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ____________

Commission File Number: 000-29219

SINOCUBATE, INC.
(Exact name of registrant as specified in its charter)

Nevada	99-0199508
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

65 Broadway, 7th Floor
New York, New York 10006
(Address of principal executive office and zip code)

(212) 359-4300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.001

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐        No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐        No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☒        No ☐

As of December 31, 2008, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates was approximately $241,572. Shares of the Registrant’s common stock held by each executive officer and director and each by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 31, 2009, there were 995,655 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology like "believes," "anticipates," "expects," "estimates," "may," or similar terms. These statements appear in a number of places in this annual report and include statements regarding our intent, belief or current expectations and those of our directors or officers with respect to, among other things:(i) trends affecting our financial condition or results of operations, (ii) our business and growth strategies, and (iii) our financing plans. You are cautioned that forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, our need for additional capital, our history of losses, the intense competition we face in our business, the fact that our stock is a “penny stock” and the other material risks described under “Risk Factors”. The accompanying information contained in this annual report, including, without limitation, the information set forth under the heading "ITEM 1.  BUSINESS" identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

SINOCUBATE, INC.
(the “Company”)

FORM 10-K
Table of Contents

PART I

Item 1.	Business

Overview

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

Change in Control

On August 15, 2008, pursuant to a stock purchase agreement, Viking Investments Group LLC or Viking acquired 366,520 shares of the Company’s common stock from certain of the Company’s stockholders for $350,000 in cash. In addition, certain promissory notes and debt in the aggregate principal amount of $243,500 owed to the selling stockholders by the Company were assigned by the stockholders to Viking as reported on a Current Report on Form 8-K filed with the SEC on August 21, 2008.  The shares acquired by Viking represented approximately 50.1% of the Company’s then issued and outstanding capital stock calculated on a fully-diluted basis and the sale of the shares represented a change of control of the Company.

Business

The Company’s business from 1999 through December 31, 2003 was primarily related to the operations of online gaming.  In 2004, the Company discontinued the online gaming operations and redirected its business strategy to acquisition and marketing of new poker software to on-line gaming websites worldwide.  The Company’s current business plan consists of exploring opportunities to enter into contractual arrangements with an entity that enables the Company to either purchase outright the assets and/or business operations of such entity or to enter into business arrangements, such as joint ventures or similar combinations with such entity to manage and operate such entity.

As of the date of this Report, the Company has not entered into an agreement with any entity and there can be no assurance that the Company will ever be able to identify and enter into an agreement with an entity or whether, if the Company successful enters into an agreement with a suitable entity, such combination may become successful and/or profitable.

Item 1A.  Risk Factors

There are several material risks associated with the Company. You should carefully consider the risks and uncertainties described below, which constitute all of the material risks relating to the Company. If any of the following risks are realized, our business, operating results and financial condition could be harmed. This means investors could lose all or a part of their investment.

Conflicts of Interest

Certain conflicts of interest may exist between the Company and its sole officer and director and its principal shareholder, Viking. The Company’s sole officer and director, Tom Simeo, has other business interests to which he devotes his attention, and he may devote only limited time to the business of the Company. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to the Company. See “Certain Relationships and Related Transactions.”

Need for Additional Financing

The Company currently has little or no funds and the lack of funds may negatively impact the Company’s ability to pursue it business strategy of seeking to acquire or enter into contractual arrangements with an entity to either acquire such entity or to enter into a contract arrangement that will enable the Company to manage such an entity. Even if the Company’s funds prove to be sufficient to acquire an interest in, or complete a transaction with, a business opportunity, the Company may not have enough capital to exploit the opportunity. The ultimate success of the Company may depend upon its ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company’s operations will be limited to those that can be financed with its modest capital.

Regulation of Penny Stocks

The Company’s securities may be subject to a SEC rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company’s securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop.

In addition, the SEC has adopted a number of rules to regulate “penny stocks.” Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute “penny stocks” within the meaning of the rules, the rules would apply to the Company and to its securities. The rules may further affect the ability of owners of shares to sell the securities of the Company in any market that might develop for them.

Shareholders should be aware that, according to SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

Lack of Operating History

The majority interest in the Company was purchased in August 2008 for the purpose of seeking a business opportunity. Due to the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity, the Company must be regarded as a new or start-up venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

No Assurance of Success or Profitability

There is no assurance that the Company will be able to acquire or consummate a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company’s common stock will be increased thereby.

Possible Business – Not Identified and Highly Risky

The Company has not identified and has no commitments to enter into or acquire a specific business opportunity and therefore can only disclose the risks and hazards of a business or opportunity that it may enter into in only a general manner, and cannot disclose the risks and hazards of any specific business or opportunity that it may enter into. An investor can expect a potential business opportunity to be quite risky. The Company’s acquisition of or participation in a business opportunity will likely be highly illiquid and could result in a total loss of investment to the Company and its stockholders if the business or opportunity proves to be unsuccessful. See Item 1 “Business.”

Type of Business Acquired

The type of business to be acquired may be one that desires to avoid effecting its own public offering and the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Because of the Company’s limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

Impracticality of Exhaustive Investigation

The Company has limited or no funds and, this, coupled with the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before the Company commits its capital or other resources to such venture. Decisions will therefore likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if the Company had more funds available to it, would be desirable. The Company will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking the Company’s participation. A significant portion of the Company’s available funds may be expended for investigative expenses and other expenses related to preliminary aspects of completing an acquisition transaction, whether or not any business opportunity investigated is eventually acquired.

Lack of Diversification

Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company’s probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company’s operations.

Reliance upon Financial Statements

The Company generally will require audited financial statements from companies that it proposes to acquire or to which it seeks to enter into a contractual arrangement.  In cases where no audited financials are available, the Company will have to rely upon interim period unaudited information received from target companies’ management that has not been verified by outside auditors. The lack of the type of independent verification which audited financial statements would provide increases the risk that the Company, in evaluating an acquisition or contractual arrangement with such a target company, will not have the benefit of full and accurate information about the financial condition and recent interim operating history of the target company. This risk increases the prospect that the acquisition of or the contractual arrangement with such a company might prove to be an unfavorable one for the Company or the holders of the Company’s securities.

Moreover, the Company will be subject to the reporting provisions of the Securities Exchange Act of 1934, as amended or the Exchange Act, and thus will be required to furnish certain information about significant acquisitions or contractual arrangements, including audited financial statements for any business that it acquires or with which it enters into a contractual arrangement for control. Consequently, prospects that do not have, or are unable to provide reasonable assurances that they will be able to obtain, the required audited statements would not be considered by the Company to be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Should the Company, during the time it remains subject to the reporting provisions of the Exchange Act, complete an acquisition or enters into a contract for control of an entity for which audited financial statements prove to be unobtainable, the Company would be exposed to enforcement actions by the SEC and to corresponding administrative sanctions, including permanent injunctions against the Company and its management. The legal and other costs of defending an SEC enforcement action would have material, adverse consequences for the Company and its business. The imposition of administrative sanctions would subject the Company to further adverse consequences. In addition, the lack of audited financial statements would prevent the securities of the Company from becoming eligible for listing on NASDAQ, or on any existing stock exchange.

Moreover, the lack of such financial statements is likely to discourage broker-dealers from becoming or continuing to serve as market makers in the securities of the Company. Without audited financial statements, the Company would almost certainly be unable to offer securities under a registration statement pursuant to the Securities Act of 1933 or the Securities Act, and the ability of the Company to raise capital would be significantly limited until such financial statements were to become available.

Other Regulation

An acquisition or a contractual arrangement for control of an entity made by the Company may be of a business that is subject to rules and regulation by federal, state, local or foreign authorities. Compliance with such rules and regulations can be expected to be a time-consuming, expensive process and may limit other opportunities of the Company.

Limited Participation of Management

The Company is heavily dependent upon the skills, talents, and abilities of its sole officer and director, Tom Simeo, who currently serves on a very limited-time basis, to manage and implement its business plan.

Lack of Continuity in Management

The Company does not have any employment agreements with its sole officer, Mr. Simeo, and as a result, there is no assurance Mr. Simeo will continue to be associated with the Company in the future. In connection with acquisition of a business opportunity, it is likely that Mr. Simeo may resign as an officer and director of the Company subject to compliance with Section 14f of the Exchange Act. A decision to resign will be based upon the identity of the business opportunity and the nature of the transaction, and is likely to occur without the vote or consent of the stockholders of the Company.

No Independent Audit Committee

The Company does not have an independent Audit Committee of its Board of Directors. The entire Board of Directors functions as the Company’s Audit Committee. The Sarbanes-Oxley Act of 2002 or the SOX and rules and regulations adopted by the SEC to implement the SOX impose certain standards on listed companies relative to the maintenance and operations of Board of Directors Audit Committees, including but not limited to the requirement that Audit Committees be appointed, that membership of such committees comprise only independent directors, that a financial professional be among the membership of such committee and that such committee be afforded an adequate operating budget and be able to employ independent professional advisors. The SOX also requires that the Audit Committee oversee the work of a company’s outside auditors and that the outside auditors be responsible to the Audit Committee. At this time, the Company is not in compliance with the requirements of the Sarbanes-Oxley Act as they relate to independent Board of Directors Audit Committees. The Company believes that under rules and regulations adopted by the SEC to implement these provisions of the SOX it is not required to comply with its requirements relating to the appointment of an Audit Committee of its Board of Directors and conforming with the enumerated standards and guidelines because the Company is not a “Listed Company” as defined therein. Notwithstanding, the Company may ultimately be determined not to be in compliance therewith and may therefore face penalties and restrictions on its operations until it comes into full compliance. Additionally, the Company’s failure to comply with the provisions of the SOX could preclude it from being listed on NASDAQ or any other stock exchanges until it can show that it is in compliance. The Company’s failure to be in compliance with the SOX could also present an impediment to a potential business combination where the target company intends that the Company apply for listing on NASDAQ or any other applicable stock exchanges.

Indemnification of Officers and Directors

Nevada Statutes provide for the indemnification of the Company’s directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person’s promise to repay the Company if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company which it may be unable to recoup.

Dependence upon Outside Advisors

To supplement the Company’s officers, directors and principal shareholders, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the Company without any input from stockholders. Furthermore, it is anticipated that such persons may be engaged on an “as needed” basis without a continuing fiduciary or other obligation to the Company. In the event the Company considers it necessary to hire outside advisors, such persons may be affiliates of the Company, if they are able to provide the required services.

Competition

The search for potentially profitable business opportunities of the type sought by the Company is intensely competitive. The Company expects to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than the Company. These competitive conditions will exist in any industry in which the Company may become interested.

No Foreseeable Dividends

The Company has not paid dividends on its common stock and does not anticipate paying such dividends in the foreseeable future.

Loss of Control by Present Management and Shareholders

The Company may consider an acquisition in which the Company would issue as consideration for the business opportunity to be acquired an amount of the Company’s authorized but unissued common stock that would, upon issuance, represent the great majority of the voting power and equity of the Company. The result of such an acquisition would be that the acquired company’s stockholders and management would control the Company, and the Company’s Board of Directors and management could be replaced by persons unknown at this time. Such a merger would result in a greatly reduced percentage of ownership of the Company by its current shareholders.

Rule 144 Sales

The majority of the outstanding shares of common stock held by present stockholders are “restricted securities” within the meaning of Rule 144 under the Securities Act. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 in general requires restricted securities to be held for a particular length of time, and prescribes the conditions which must be satisfied prior to the sale of the securities.  Under new amendments to Rule 144, if an issuer of securities, such as the Company, has been subject to reporting requirements of Section 13 or 15(d) of the Exchange Act for at least 90 days, then the restricted securities of such issuer are subject to a six-month holding period.  Under the amendments, a non-affiliate that has held restricted securities of a reporting issuer for more than six months but less than one year can resell the securities in reliance on Rule 144, if current information is available for the issuer.  After one year, the non-affiliate may freely resell the restricted securities without regard to any Rule 144 condition.  A non-affiliate of a non-reporting issuer must hold the securities for one year before any public resale.  After one year, a non-affiliate may freely resell such securities without regard to Rule 144 conditions.  Under the new amendments, Rule 144 is not available for the resale of securities initially issued by a shell company (reporting or non-reporting) or a former shell company unless certain conditions detailed under Rule 144 are met.  A sale under Rule 144 or under any exemption from the Securities Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the Company’s common stock.

Other Information

Neither the Company nor any of its subsidiaries engaged in any research and development activities during 2008.  The Company does not manufacture any products or engage in any activity that requires compliance with environmental laws.

Employees

The Company currently does not have any employees other than the Company’s sole officer, Mr. Simeo.

Reports to Securities Holders

The Company provides an annual report that includes its audited financial information to its shareholders upon written request.  The Company also makes its financial information equally available to any interested parties or investors through compliance with the disclosure rules of the Securities Exchange Act of 1934. The Company is subject to disclosure filing requirements including filing a Form 10-K annually and Form 10-Q quarterly. In addition, the Company will file Form 8-K and other proxy and information statements from time to time as required.

The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1B.  Unresolved Staff Comments

None.

Item 2.	Properties

In 2008, the Company moved its principal executive office to 65 Broadway, New York, New York 10006 where it shares an office provided by its officers.  The Company does not pay rent for the use of the offices.

Item 3.	Legal Proceedings

As of December 31, 2008, the Company was not a party to any pending or threatened legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote or for the written consent of the Company’s security shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no "established trading market" for shares of the Company’s common stock. As of December 31, 2008, the Company’s common stock was quoted on the NASD OTC Bulletin Board under the symbol "SBAT.OB". No assurance can be given that any "established trading market" for the Company’s common stock will develop or be maintained.

The range of high and low closing bid quotations for the Company’s common stock during each quarter of the calendar years ended December 31 2008 and 2007, is shown below, as quoted by http://finance.yahoo.com ..   Prices are inter-dealer quotations, without retail mark-up, markdown or commissions and may not represent actual transactions.

Stock Quotations
Quarter Ended	High Bid	Low Bid
March 31, 2007	0.30	0.30
June 30, 2007	0.30	0.30
September 30, 2007	0.25	0.25
December 31, 2007	0.16	0.16
March 31, 2008	0.18	0.18
June 30, 2008	0.21	0.21
September 30, 2008	0.25	0.25
December 31, 2008	0.65	0.65

The future sale of the Company’s presently outstanding "unregistered" and "restricted" common stock by present members of management and persons who own more than five percent of the Company’s outstanding voting securities may have an adverse effect on any "established trading market" that may develop in the shares of the Company’s common stock.

Holders

As of December 31, 2008, the Company had 34 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. We do not know the beneficial owners of such shares.

Item 6.	Selected Financial Data

The Company, as a smaller reporting company (as defined by Rule 12b-2 of the Exchange Act), is not required to furnish information required by this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K.

In preparing the management’s discussion and analysis, the registrant presumes that you have read or have access to the discussion and analysis for the proceeding fiscal year.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 or the Reform Act.   All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earning, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions of performance; and statements of belief; and any statements of assumptions underlying any of the foregoing.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: our ability to raise capital and the terms thereof; ability to gain an adequate player base to generate the expected revenue; competition with established gaming websites; adverse changes in government regulations or polices; and other factors referenced in the Form 10-K.

The use in this Form 10-K of such words as “believes”, “plans”, “anticipates”, “expects”, “intends”, and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements present the Company’s estimates and assumptions only as of the date of this report.  Except for the Company’s ongoing obligation to disclose material information as required by the federal securities laws, the Company does not intend, and undertakes no obligation, to update any forward-looking statements.

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

PLAN OF OPERATIONS

Overview

The Company’s current business plan is to seek, investigate, and, if warranted, enter into contractual arrangements with entities that enables the Company to either purchase outright the assets and and/or business operations of such entities or to enter into business arrangements, such as joint ventures or similar combinations with such entities to manage and operate such entities as affiliated entities of the Company.

As of the date of this Report, the Company has not entered into an agreement with any such entity and there can be no assurance that the Company will ever be able to identify and enter into an agreement with an entity or whether, if the Company successful enters into an agreement with an entity, such combination may become successful and/or profitable.

The Company is in immediate need of further working capital and options are being explored with respect to financing in the form of debt, equity or a combination thereof.

Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific contractual arrangement may be made upon the principal shareholders’ analysis of the quality of the other company’s management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the Company will derive from entering into such an arrangement, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to access capital, shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company’s products or services will likely not be established, and such company may not be profitable when acquired.

It is emphasized that the Company may effect transactions having a potentially adverse impact upon the Company’s shareholders pursuant to the authority and discretion of the Company’s management and board of directors without submitting any proposal to the stockholders for their consideration. Holders of the Company’s securities should not anticipate that the Company will necessarily furnish such holders, prior to any contractual arrangement or combination, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, a proposed arrangement may be submitted to the stockholders for their consideration, either voluntarily by such directors to seek the stockholders’ advice and consent or because federal and/or state law so requires.

The Company is unable to predict when it may participate in a business opportunity. Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time following completion of a merger transaction; and other information deemed relevant.

As part of the Company’s investigation, the Company’s officers may meet personally with management and key personnel of the target entity, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company’s limited financial resources.

There are no loan arrangements or arrangements for any financing whatsoever relating to any business opportunities is currently available.

Note1

Going Concern Qualification

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

Results of Operations

Year ended December 31, 2008 Compared to Year ended December 31, 2007

General Description

Our current focus on a new business strategy of the Company is to seek to enter into contractual arrangements with entities that enables the Company to either purchase outright the assets and/or business operations of such entities or to enter into business arrangements, such as joint ventures or similar combinations with such entities to manage and operate such entities.

General and Administrative Operating Expenses

The total general and administrative operating expenses for the Company were $147,325 in fiscal 2008, compared to $169,531 in fiscal 2007. The decrease is primarily due to lower management and consultant fees in relation to the Company’s operations and SEC filings and lower interest on notes payment.

Net Income

The Company incurred a net income of $79,122 for the fiscal year ended December 31, 2008 as compared with net income loss of $170,950 for the fiscal year ended December 31, 2007. This increase of $250,072 was mainly due to the disposal of certain assets and discharge of certain debt obligations.

Liquidity and Capital Resources

On December 31, 2008, the Company had no working capital compared to a working capital deficit of $376,314 at December 31, 2007. At December 31, 2008, the Company had no cash holding compared to $66,273 at December 31, 2007.  We are in immediate need of further working capital and the Company may consider options with respect to financing in the form of debt, equity or a combination thereof.

Net cash decrease for the year ended December 31, 2008 was $66,273.  The decrease in cash was mainly due to payments of current year’s G&A expenses and the discharge of prior year’s liabilities.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

Our operating results are not affected by seasonality.

Inflation

Our business and operating results are not affected in any material way by inflation.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company, as a smaller reporting company (as defined by Rule 12b-2 of the Exchange Act), is not required to furnish information required by this item.

Item 8.  Financial Statements and Supplementary Data

SINOCUBATE INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2008

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
LICENSED PUBLIC ACCOUNTANTS
TORONTO • MONTREAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
SinoCubate, Inc.

We have audited the accompanying balance sheet of SinoCubate, Inc. (the “Company”) as at December 31, 2008 and the related statements of operations, comprehensive loss, cash flows and changes in stockholders’ deficiency for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We did not audit the statement of operations of the Company from the date of inception of the development stage on January 1, 2004 to December 31, 2007, which statement reflects cumulative expenses of $1,057,305.  That period was audited by another auditing firm whose report has been furnished to us, and our opinion, insofar as it relates to the cumulative financial information from inception of the development stage on January 1, 2004 to December 31, 2007, is based solely on the report of the other auditing firm.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditing firm, these financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and the results of its operations and its cash flows for the year then ended and for the period from inception of the development stage on January 1, 2004 to December 31, 2008 in conformity with generally accepted accounting principles in the United states of America.

The Company is not required to have nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audits procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal controls over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in note 1 to the financial statements, the Company is a development stage company and has no established source of revenues.  These conditions raise substantial doubt about its ability to continue as going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements of the Company as at December 31, 2007 were audited by other auditing firm whose report dated March 17, 2008 expressed an opinion without reservation.

“SCHWARTZ LEVITSKY FELDMAN LLP”

Toronto, Ontario, Canada	Chartered Accountants
April 14, 2009	Licensed Public Accountants

1167 Caledonia Road
Toronto, Ontario M6A 2X1
Tel:  416 785 5353
Fax:  416 785 5663

SINOCUBATE INC.
 (A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
ASSETS	2008	2007

Current
Cash	$--	$66,273

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current
Accounts payable and accrued liabilities	$--	$84,935
Notes payable	--	276,163
Liabilities of discontinued operations (note 5)		81,489
Related party transactions (note 4)	--	442,587

Capital stock
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding as of 12/31/2008
(2007-Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding as of 12/31/2007)
Common stock, $0.001 par value, 100,000,000 shares authorized, 995,655 shares issued and outstanding as of 12/31/2008	996	7,315
(2007-Common stock, $0.01 par value, 100,000,000 shares authorized, 731,522 shares issued and outstanding as of 12/31/2007)
Treasury stock, nil at December 31, 2008 at cost, 540 shares as of 12/31/2007	--	(270)
Additional paid-in capital	2,282,641	1,974,187
Accumulated other comprehensive income	0	5,213
Deficit	(1,305,454)	(1,305,454)
Deficit accumulated during the development stage	(978,183)	(1,057,305)

	--	(376,314)

	$--	$66,273

SEE ACCOMPANYING NOTES

SINOCUBATE INC.
 (A Development Stage Company)
STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	Twelve months ended		January 1, 2004 (Date of Inception of the Development Stage) to
	December 31,		December 31,
	2008	2007	2008
General and administrative expenses
Amortization	$-	$-	$27,077
Bad debt	-	-	525
Corporate promotion	-	-	13,920
Finance charges	16,112	9,866	27,397
Insurance	-	-	15,901
Interest on notes payable (Note 3)	11,220	18,276	34,648
Management and consultant fees	65,755	109,741	290,354
Office supplies and services	3,428	4,160	43,240
Professional fees	50,810	27,488	286,017
Rent		-	16,311
Wages		-	84,258

Loss before other items	(147,325)	(169,531)	(839,648)

Other items
Loss on disposition of equipment	-	-	(15,028)
Write-down of intangible assets	-	-	(50,001)
Write-off of payables	73,607	-	73,607
Write-off of notes payable	-	-	14,823
Gain on settlement of lawsuit	-	-	44,445
Gain on sale of investment	31,874		31,874
Other income	42,530		42,530

Income (loss) from continuing operations	686	(169,531)	(697,398)

Operating loss from discontinued operations		(1,419)	(388,905)

Gain on sales of discontinued operations (Note 5)	78,436	-	108,120

Net income (loss)	$79,122	$(170,950)	$(978,183)

Basic and diluted income (loss) per

Common share – continuing operations	-	(0.23)
– discontinued operations	0.10	-
– total	0.10	(0.23)

Weighted average number of common share outstanding – basic and diluted	783,703	731,522

Comprehensive income (loss)
Net income (loss)	$79,122	$(170,950)	$(978,183)
Foreign currency translation adjustment	(5,213)	(13,391)	0
Total comprehensive income (loss)	$73,909	$(184,341)	$(978,183)

SEE ACCOMPANYING NOTES

SINOCUBATE INC.
 (A Development Stage Company)
STATEMENT OF CASH FLOWS

	Twelve months ended		January 1, 2004 (Date of Inception of the Development Stage) to

	December 31,		December 31,
	2008	2007	2008
Cash flows from operating activities
Net income (loss)	$79,122	$(170,950)	$(978,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Finance charges	16,102	11,285	27,387
Accrued interest on notes payable	7,986	18,276	31,414
Amortization	-	-	27,077
Accrued expenses	49,306		49,306
Foreign exchange effect on notes payable	(2,798)	7,660	5,303
Issuance of common stock for services		-	1,000
Stock-based compensation		-	4,460
Loss on disposition of equipment		-	225,184
Write-down of intangible assets		-	360,001
Write-off of payables	(73,607)	-	(73,607)
Write-off of notes payable		-	(18,729)
Gain on settlement of lawsuit		-	(44,445)
Gain on sales of discontinued operations	(78,436)		(108,121)
Gain on sale of investments	(31,874)		(31,874)
Other income	(42,530)		(42,530)
Changes in non-cash working capital items:
Accounts payable and accrued liabilities	10,013	14,931	143,521
Cash used in continuing operations	(66,716)	(118,798)	(422,836)
Discontinued operations	(362)	-	(171,213)

Net cash used in operating activities	(67,078)	(118,798)	(594,049)

Cash flows from investing activities
Proceeds from sale of subsidiary		-	1
Proceeds from assets disposition	-	-	5,458
Purchase of equipment		-	(5,808)
Net cash used in investing activities	-	-	(349)

Cash flows from financing activities
Settlement of notes payable	-	185,000	398,614
Proceeds from issuance of common stock	-	-	1,000

Net cash provided by financing activities	-	185,000	399,614

Effect of exchange rate changes on cash	805	(13,391)	(14,734)

Change in cash	(66,273)	52,811	(209,518)

Cash, beginning of period	66,273	13,462	209,518

Cash, ending of period	$--	$66,273	$--

SEE ACCOMPANYING NOTES

SINOCUBATE INC.
 (A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
								Deficit
						Accumulated		Accumulated
				Additional		Other		During the
	Common Shares		Treasury	Paid-in	Subscriptions	Comprehensive		Development
	Number	Amount	Stock	Capital	Received	Income	Deficit	Stage	Total
May 3, 1989 (Inception) through December 31, 1997	60,022	$600	$-	$9,400	$-	$-	$(10,000)	$-	$-
Net loss	-	-	-	-	-	-	(148,931)	-	(148,931)
Shares issued for cash	180,000	1,800	-	148,200	2,000	-	-	-	152,000
Balance at December 31, 1998	240,022	2,400	-	157,600	2,000	-	(158,931)	-	3,069
Net loss	-	-	-	-	-	-	(511,587)	-	(511,587)
Foreign currency translation adjustment	-	-	-	-	-	(14,130)	-	-	(14,130)
Share issued for services	15,000	150	-	124,850	-	-	-	-	125,000
Subscription receivable	12,000	120	-	99,880	8,000	-	-	-	108,000
Share issued for intangible assets	15,000	150	-	124,850	-	-	-	-	125,000
Balance at December 31, 1999	282,022	2,820	-	507,180	10,000	(14,130)	(670,518)	-	(164,648)
Net loss	-	-	-	-	-	-	(339,063)	-	(339,063)
Foreign currency translation adjustment	-	-	-	-	-	18,885	-	-	18,885
Shares issued for cash	21,600	216	-	259,784	-	-	-	-	260,000
Shares issued for settlement of debt	4,500	45	-	174,955	-	-	-	-	175,000
Subscription receivable	600	6	-	9,994	(200)	-	-	-	9,800
Subscription received	30,000	300	-	499,700	(9,350)	-	-	-	490,650
Stock option benefit	-	-	-	14,235	-	-	-	-	14,235
Balance at December 31, 2000	338,722	3,387	-	1,465,848	450	4,755	(1,009,581)	-	464,859
Net loss	-	-	-	-	-	-	375,621	-	375,621
Foreign currency translation adjustment	-	-	-	-	-	13,629	-	-	13,629
Shares issued for cash	300	3	-	2,247	-	-	-	-	2,250
Subscription received	-	-	-	-	200	-	-	-	200
Stock option benefit	-	-	-	118,920	-	-	-	-	118,920
Repurchase of common stock for treasury	-	-	(270)	(6,611)	-	-	-	-	(6,881)
Balance at December 31, 2001	339,022	3,390	(270)	1,580,404	650	18,384	(633,960)	-	968,598
Net loss	-	-	-	-	-		(63,864)	-	(63,864)
Foreign currency translation adjustment	-	-	-	-		(1,155)		-	(1,155)
Shares issued for cash	4,500	45	-	33,705	-	-	-	-	33,750
Balance at December 31, 2002	343,522	$3,435	$(270)	$1,614,109	$650	$17,229	$(697,824)	$-	$937,329

SEE ACCOMPANYING NOTES

SINOCUBATE INC.
 (A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIENCY

								Deficit
						Accumulated		Accumulated
				Additional		Other		During the
	Common Shares		Treasury	Paid-in	Subscriptions	Comprehensive		Development
	Number	Amount	Stock	Capital	Received	Income	Deficit	Stage	Total
Balance at December 31, 2002	343,522	3,435	(270)	1,614,109	650	17,229	(697,824)	-	937,329
Net loss	-	-	-	-	-	-	(607,630)	-	(607,630)
Foreign currency translation adjustment	-	-	-	-	-	1,752	-	-	1,752
Stock option benefit	-	-	-	11,800		-	-	-	11,800
Cancellation of agreement	-	-	-		(650)	-	-	-	(650)
Share issues for cash on exercise of options	12,000	120	-	11,880	-	-	-	-	12,000
Share issues for consulting services	45,000	450	-	49,675	-	-	-	-	50,125
Share issues for intangible assets	60,000	600	-	104,400	-	-	-	-	105,000
Share issued for software	60,000	600	-	53,400	-	-	-	-	54,000
Balance at December 31, 2003	520,522	5,205	(270)	1,845,264	-	18,981	(1,305,454)	-	563,726
Net loss	-	-	-	-	-	-	-	(795,364)	(795,364)
Foreign currency translation adjustment	-	-	-	-	-	(238)	-	-	(238)
Stock-based compensation	-	-	-	4,460	-	-	-	-	4,460
Shares issued for cash on exercise of options	1,000	10	-	990	-	-	-	-	1,000
Share issued for debt	140,000	1,400	-	68,600	-	-	-	-	70,000
Share issued for consulting services	2,000	20	-	980	-	-	-	-	1,000
Balance at December 31, 2004	663,522	6,635	(270)	1,920,294	-	18,743	(1,305,454)	(795,364)	(155,416)
Net loss	-	-	-	-	-	-	-	(54,416)	(54,416)
Foreign currency translation adjustment	-	-	-	-	-	(702)	-	-	(702)
Share issues for consulting services	18,000	180	-	8,820	-	-	-	-	9,000
Balance at December 31, 2005	681,522	6,815	(270)	1,929,114	-	18,041	(1,305,454)	(849,780)	(201,534)
Net loss	-	-	-	-	-	-	-	(36,575)	(36,575)
Foreign currency translation adjustment	-	-	-	-	-	563	-	-	563
Share issues for debt	50,000	500	-	24,500	-	-	-	-	25,000
Balance at December 31, 2006	731,522	$7,315	$(270)	$1,953,614	$-	$18,604	$(1,305,454)	$(886,355)	$(212,546)

SEE ACCOMPANYING NOTES

SINOCUBATE INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

								Deficit
						Accumulated		Accumulated
				Additional		Other		During the
	Common Shares		Treasury	Paid-in	Subscriptions	Comprehensive		Development
	Number	Amount	Stock	Capital	Received	Income	Deficit	Stage	Total
Balance at December 31, 2006	731,522	$7,315	$(270)	$1,953,614	$-	$18,604	$(1,305,454)	$(886,355)	$(212,546)
Net loss	-	-	-	-	-	-	-	(170,950)	(170,950)
Discount on notes payable	-	-	-	20,573	-	-	-	-	20,573
Foreign currency translation adjustment	-	-	-	-	-	(13,391)	-	-	(13,391)
Balance at December 31, 2007	731,522	7,315	(270)	1,974,187	-	5,213	(1,305,454)	(1,057,305)	(376,314)
Issuance of new shares	284,637	2,846		267,559					270,405
Cancellation of shares	(20,504)	(205)	270	(65)					-
Donation from majority stockholder				32,000					32,000
Change in par value of common share from $0.01 per share to $0.001 per share		(8,960)		8,960
Net income	-	-	-	-	-	-	-	79,122	79,122
Foreign currency translation adjustment	-	-	-	-	-	(5,213)	-		(5,213)
Balance at December 31, 2008	995,655	$996	$--	$2,282,641	$-	$0	$(1,305,454)	$(978,183)	$--

SEE ACCOMPANYING NOTES

SINOCUBATE INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS FROM DISCONTINUED OPERATIONS

	Twelve months ended		January 1, 2004 (Date of Inception of the Development Stage) to
	December 31,		December 31,
	2008	2007	2008

Amortization	$-	$-	$57,051
Management and consulting fees	-	-	165
Professional fees	-	-	5,606
Office supplies and services	-	1,419	9,581
Royalty, software and advertising	-	-	69,251
		(1,419)	(141,654)
Write-down of intangible assets	-	-	(155,000)
Forgiveness of debts	-	-	1,953
Loss on disposition of equipment	-	-	(105,078)
Incidental revenue	-	-	10,874

Operating income (loss) from discontinued operations	-	(1,419)	(388,905)

Gain on disposition of subsidiary	78,436	-	108,120

Net income (loss)	$78,436	$(1,419)	$(280,785)

SEE ACCOMPANYING NOTES

SINOCUBATE INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 1	Nature of business and going concern

The Company was incorporated under the laws of the State of Florida on May 3, 1989 as Sparta Ventures Corp. and remained inactive until June 27, 1998.  The name of the Company was changed to Thermal Ablation Technologies Corporation on October 8, 1998 and then to Poker.com, Inc. on August 10, 1999.  On September 15, 2003, the Company changed its name to LegalPlay Entertainment Inc and November 8, 2006, the name of the Company was changed to Synthenol Inc.  The Company’s business through December 31, 2003 was primarily related to the operations of online gaming.  In 2004, the Company discontinued the online gaming operations and redirected its business strategy to acquisition and marketing of new poker software to on-line gaming websites worldwide.  The Company is a development stage company as defined by Statement of Financial Accounting Standards or SFAS No. 7, “Development Stage Enterprises.”

On August 15, 2008, pursuant to a stock purchase agreement, Viking Investments Group LLC or Viking acquired 366,520 shares of the Company’s common stock from certain of the Company’s stockholders for $350,000 in cash.  In connection with the acquisition of the shares, certain promissory notes and debt in the aggregate principal amount of $243,500 owed to the selling stockholders by the Company were assigned by the stockholders to Viking as reported on a Current Report on Form 8-K filed with the SEC on August 21, 2008.  The shares acquired by Viking represented approximately 50.1% of the Company’s then issued and outstanding capital stock calculated on a diluted basis and the sale of the shares represented a change of control of the Company.

On September 29, 2008, the Board of Directors of the Company ratified the cancellation of shares previously held by the Company in its treasury under certificate numbers 2057 (5,000 shares) and 2075 (15,504 shares) under the names of LegalPlay Entertainment and Poker.Com Corp., respectively, the two predecessor entities of the Company.  The cancellation of the shares, which were effective on September 23, 2008, has reduced the number of issued and outstanding shares of common stock of the Company from 1,016,159 to 995,655 shares as of the date of this Report.

Effective November 3, 2008, the Company merged with and into its wholly-owned subsidiary, SinoCubate, Inc., a newly formed Nevada corporation, which remains the surviving entity of the merger.  SinoCubate was formed in the State of Nevada on September 11, 2008.  The merger has resulted in a change of name of the Company from Synthenol Inc. to SinoCubate, Inc. and a change in the state of incorporation of the Company from Florida to Nevada.  Pursuant to the terms of an agreement and plan of merger dated September 29, 2008 (attached as exhibit to a Definitive Information Statement on Schedule 14C filed with the SEC on October 14, 2008) and effective as of November 3, 2008, SinoCubate possesses all the rights, privileges, powers of the Company, and the Company’s debts and liabilities are now debts and liabilities of SinoCubate.  In addition, all the issued and outstanding shares of common stock of the Company will be automatically converted into shares of SinoCubate common stock at the rate of one share of SinoCubate common stock, par value $0.001 per share, for one share of common stock, par value $0.01 per share, of the Company.  The articles of incorporation and bylaws of SinoCubate now govern the Company.

Prior to  August 15, 2008, the company disposed of its subsidiaries and made settlements with its creditors, leaving the company with no significant assets and liabilities. The new management of the Company decided to focus on a new business strategy pursuant to which the Company will seek to enter into contractual arrangements with entities that enables the Company to either purchase outright the assets and/or business operations of such entities or to enter into business arrangements, such as joint ventures or similar combinations with such entities to manage and operate such entities.

As of the date of this Report, the Company has not entered into an agreement with any entity and there can be no assurance that the Company will ever be able to identify and enter into an agreement with an entity or whether, if the Company successful enters into an agreement with a suitable entity, such combination may become successful and/or profitable.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2008, the Company has accumulated losses of $2,283,637 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

SINOCUBATE INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 2	Summary of Significant Accounting Policies

a)	Basis of Presentation and Going Concern Assumption
The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

These financial statements have been prepared in accordance with the US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2008, the Company has accumulated losses of $2,283,637 since its inception and expects to incur further losses in the development of its business, both of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s current business plan is to seek, investigate, and, if warranted, enter into contractual arrangements with entities that enables the Company to either purchase outright the assets and and/or business operations of such entities or to enter into business arrangements, such as joint ventures or similar combinations with such entities to manage and operate such entities as affiliated entities of the Company.

b)	Use of Estimates
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

c)	Foreign Currency Translation
For the year ended December 31, 2007, the Company’s functional currency is the Canadian dollar. The financial statements of the Company are translated to United States dollar equivalents in accordance with SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollar equivalents at rates of exchange in effect at the balance sheet date. Non-Monetary items are translated at historical rates. Average rates for the year are used to translate revenues and expenses. The cumulative translation adjustment is reported as a separate component of accumulated other comprehensive income, whereas gains and losses arising from foreign currency translations are included in results of operations.

For the year ended December 31, 2008, the Company’s functional currency and the reporting currency are the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollar equivalents at rates of exchange in effect at the balance sheet date. Non-Monetary items are translated at historical rates. Average rates for the year are used to translate revenues and expenses. The gains and losses arising from foreign currency translations are included in results of operations.

d)	Other Comprehensive Income
SFAS No. 130 “Reporting Comprehensive Income,” establishes standards for the reporting and display ofcomprehensive income and its components in the financial statements. During the years ended December 31, 2008 and 2007, the only component of comprehensive income was foreign currency translation adjustments.

e)	Income Taxes
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

SINOCUBATE INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007.  Previously, the Company had accounted for tax contingencies in accordance with SFAS No.5, Accounting for Contingencies. As required by Interpretation 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would make more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact in the consolidated financial statements during the year ended December 31, 2008.

f)	Basic and Diluted Loss Per Share
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

g)	Financial Instruments
The carrying value of the Company’s financial instruments, consisting of cash, accounts payable and accrued liabilities and notes payable approximates their fair value due to the short maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

h)	Stock-based Compensation
The Company has adopted SFAS No. 123(R), “Share-Based Payment,” which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award. For the years ended December 31, 2008 and 2007, the Company has not adopted a stock option plan and has not granted any stock options.

i)	Recent Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008.   The application of SFAS No. 159 has had no impact on the Company’s financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning January 1, 2010.

SINOCUBATE INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008.  Management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS No. 161 on its financial statements, but believes it will not have a material impact on its financial position, results of operations, or cash flows upon adoption.
In May 2088, the FASB issued Financial Accounting Standard No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with GAAP. Unlike SAS No. 69, "The Meaning of Present in Conformity With GAAP," SFAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the 5EC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with GAAP." The Company is currently assessing the impact of this statement, but believes it will not have a material impact on its financial position, results of operations, or cash flows upon adoption.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60." Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company's financial position.

In May 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including Partial Cash Settlement) are not addressed by paragraph 12 of APB Opinion No.14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and .interim periods within those fiscal years. The Company is evaluating the impact the adoption of FSP APB14-1 will have on its financial position and results of operations, but believes it will not have a material impact on its financial position, results of operations, or cash flows upon adoption.

In June 2008, the FA5B ratified the consensus reached on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock. EITF Issue No. 87-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF Issue No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The Company is currently evaluating the impact of adopting EITF Issue No. 07-05 on its financial statements, but believes it will not have a material impact on its financial position, results of operations, or cash flows upon adoption.

On June 16, 2008, the FASB issued final Staff Position (FSP) No. EITF03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transaction Are Participating Securities," to address the question of whether instrument granted in share-based payment transaction are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirement of (FSP) No. EITF03-6-1 as well as the impact of the adoption on its financial statements, but believes it will not have a material impact on its financial position, results of operations, or cash flows upon adoption.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities" ("FSP FAS 140-4 and FIN 46 (R)-8"). FSP FAS140-4 and FIN 46(R)-8 amends FAS140 and FIN 46(R) to require additional disclosures regarding transfers of financial assets and interest in variable interest entities. FSP FAS 140-4 and FIN 46 (R)-8 is effective for interim or annual reporting periods ending after December 15, 2008. The Company is currently evaluating the impact of the adoption of FSP FAS140-4 and FIN 46(R)-8 will have on its consolidated financial position and results of operations, but believes it will not have a material impact on its financial position, results of operations, or cash flows upon adoption.

Note 3	Debt Conversion

On September 22, 2008, the Company entered into an agreement with Viking, its majority stockholder, relating to the issuance of 284,637 new shares of the Company’s common stock to Viking in exchange for the release of Synthenol by Viking from an obligation to repay certain outstanding promissory notes and debt of Synthenol owing to Viking in the aggregate amount of $270,405 (inclusive of principal and interest) as reported on a Current Report on Form 8-K filed with the SEC on September 24, 2008.  The amount of the newly issued shares was determined by dividing $270,405 by $0.95 which price is equal to the price per share Viking paid for certain shares of Synthenol common stock pursuant to a stock purchase agreement dated as of August 15, 2008 described under Note 1.

Note 4	Related Party Transactions

(1)
On September 22, 2008, the Company entered into an agreement with Viking, its majority stockholder, relating to the issuance of 284,637 new shares of the Company’s common stock to Viking in exchange for the release of Synthenol by Viking from an obligation to repay certain outstanding promissory notes and debt of Synthenol owing to Viking in the aggregate amount of $270,405 (inclusive of principal and interest) as reported on a Current Report on Form 8-K filed with the SEC on September 24, 2008.  The amount of the newly issued shares was determined by dividing $270,405 by $0.95 which price is equal to the price per share Viking paid for certain shares of Synthenol common stock pursuant to a stock purchase agreement dated as of August 15, 2008 described under Note 1. The transaction was recorded at exchange values.

(2)
On July 11, 2008, the Company assigned a 6% carried interest it held in Thermal Ablations Technology Canada to Hokley Limited, a related party under common control of former management, in exchange for the cancelation of a promissory note held by Hokley in the principal amount of $30,000 plus interest, which was due and payable on May 15, 2008. The transaction was recoreded at exchange values.

(3)
Viking, the majority shareholder of the Company, fully sponsored the audit fee of $25,000 for the audit of the financial statements for the year ended December 31, 2008 and the legal fee of $7,000 for the filing of 10K.

(4)
On April 3, 2009, the Company entered into an agreement with Viking effective August 15, 2008, pursuant to which Viking agreed to pay for any services performed on behalf of the Company by third parties until such time that Viking is no longer the majority shareholder of the Company.

Note 5	Discontinued Operations

On April 1, 2008, the Company entered into an agreement with an unrelated third party, Ryerson Corporation A.V.V. or Ryerson, to sell all the issued and outstanding shares of its wholly-owned subsidiaries, 564448 BC Ltd. or 564448 and Casino Marketing S.A. or CMSA for consideration of $1. All inter-company debts between CMSA, 564448 and the Company were cancelled. As part of the agreement, Ryerson also assumed all of the liabilities of CMSA and 564448. As such, the Company recognized a gain on the disposition of the subsidiaries.

SINOCUBATE INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Proceeds	$1
Liabilities assumed by purchaser of Casino Marketing S.A. as of April 1, 2008	8,169
Liabilities assumed by purchaser of 564448 BC Ltd. as of April 1, 2008	70,267

Gain on sales of discontinued operations	78,437

Note 6	Supplemental Cash Flow Information

			January 1, 2004 (Date of Inception of the Development Stage) to December 31,
	2008	2007	2008

Cash paid for:
Interest	$-	$-	$-
Income taxes (recovery)	$-	$-	$(3,934)

Common shares issued to settle notes payable	$270,405	$-	$295,405
Expenses assumed by principal stckholders	$32,000	$-	$32,000

Note 7	Income Taxes

The Company’s deferred tax assets are as follows:

	2008	2007
Net operating loss carryforwards	$-	$2,351,000
Statutory tax rate	34%	34%
Deferred tax asset	-	799,340
Valuation allowance	-	(799,340)

	$–	$–

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended December 31, 2008 and 2007.  At December 31, 2008, the Company has no net operating loss carryforwards.

Note 8.	Reclassifications

Certain items in fiscal 2007 were reclassified due to the sales of discontinued operations.  Please refer to Note 5.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Management must evaluate its internal controls over financial reporting, as required by Sarbanes-Oxley Act Section 404 (a). The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2008, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's chief financial officer in connection with the audit of our financial statements as of December 31, 2008 and communicated the matters to our management.

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

Item 9A.	Controls and Procedures.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers

The name of the current officers and directors of the Company as well as certain information about them are set forth below:

Name	Age	Position

Tom Simeo	57	Director/Chief Executive Officer

Background of Officers and Directors

Tom Simeo.  Mr. Simeo, has been the Company’s Chief Executive Officer since August 15, 2008, when Viking Investments Group LLC acquired control of the Company.  Mr. Simeo has been the chairman of the board of directors of the Company since August 2008.  Mr. Simeo, a corporate lawyer and investment banker, is the founder and managing partner of Viking Investments Group LLC. a Delaware limited liability company established in 1993.  Between 1990 and 1993, Mr. Simeo advised on the financing and private acquisition of state owned companies in former Soviet Bloc countries.  During the years of 1993 through 2004, Mr. Simeo initiated, advised and helped structure investments in United States to foreign private and publicly listed companies.  From early 1980's through 1990, Mr. Simeo was a practicing lawyer in Sweden.  Mr. Simeo is a graduate Jur. kand. (Am. LL.M equivalent) from the University of Lund, Sweden.  Mr. Simeo also studied law at Stockholm University and International Economy at Uppsala University in Sweden.  Mr. Simeo is not a director of any other public company and he devotes only a limited amount of time to the affairs of the Company.

Family Relationships

There are no family relationships among our directors or executive officers.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee financial expert, nor do we have an audit committee. Our entire board of directors handles the functions that would otherwise be handled by an audit committee. We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our board and who would be willing to act as an audit committee financial expert. As our business expands and as we appoint others to our board of directors we expect that we will seek a qualified independent expert to become a member of our board of directors. Before retaining any such expert our board would make a determination as to whether such person is independent.

Code of Ethics

The Company has not yet formally adopted a written code of ethics to be applied to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  Based on its small size, limited financial and human resources, the Company has not adopted written code of ethics.  However, the Company expects to adopt a code of ethics as soon as practicable in fiscal 2009.

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

Compliance with Section 16(A) of the Exchange Act

To the best of our knowledge all directors, officers and persons who beneficially owned more than ten percent of our common stock filed timely reports in compliance with Section 16(a).  A 10% percent owner, Viking Investments Group filed an amended Form 13/A on March 9, 2009, to account for additional shares of common stock it received in connection with the exchange of certain promissory notes for common stock as reported on a Current Report on Form 8-K filed with the Commission on September 24, 2008.

Item 11.	Executive Compensation

Summary Compensation Table— Fiscal Years Ended December 31, 2008 and 2007

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.  No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tom Simeo	2008	0	0	0	0	0	0	0	0
(1)	2007	0	0	0	0	0	0	0	0
Richard Xu	2008	0	0	0	0	0	0	0	0
(2)	2007	0	0	0	0	0	0	0	0
Cecil	2008	3,750	0	0	0	0	0	0	3,750
Morris (3)	2007	6,000	0	0	0	0	0	0	6,000
John Page	2008	3,750	0	0	0	0	0	0	3,750
(4)	2007	6,000	0	0	0	0	0	0	6,000

Narrative to Summary Compensation Table

(1)
In connection with the consummation of a stock purchase transaction and a change of control of the Company on August 15, 2008, Mr. Simeo became the Company's Chief Executive Officer effective on that date and elected as a director of the Company effective on August 25, 2008.

(2)
In connection with the consummation of a stock purchase transaction and a change of control of the Company on August 15, 2008, Mr. Xu became the Company's President, Treasurer, and Secretary became effective on that date and elected as a director of the Company effective August 25, 2008 and he resigned effective March 23, 2009 as a director and from all the offices he held.

(3)
Cecil Morris tendered his resignation to the Company upon the closing of a stock purchase transaction and change of control of the Company on August 15, 2008.  Mr. Morris’ resignation from all offices he held with the Company became effective immediately upon the closing of the transaction and his resignation from his position as a director was effective on August 25, 2008.

(4)
John Page tendered his resignation to the Company upon the closing of a stock purchase transaction and change in control of the Company on August 15, 2008.  Mr. Page’s resignation from all offices he held with the Company became effective immediately upon the closing of the transaction and his resignation from his position as a director was effective on August 25, 2008.

Compensation of Directors

Directors of the Company may be reimbursed for any out-of-pocket expenses incurred by them for each regular or special meeting attendance.  The Company presently has no pension, health, annuity, insurance or profit sharing plans.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2008, the Company did not maintain an equity incentive plan or other plan, including but not limited to bonus, deferred compensation or retirement plan under which the Company’s securities may be issued to its named executive officers as compensation.

Employment Agreements

No person has entered into any employment or similar agreement with the Company.  It is not anticipated that the Company will enter into any employment or similar agreement unless in conjunction with or following completion of a business combination.

Compensation of Directors

No current director of the Company was compensated as such during the fiscal year ended December 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of our common stock as of January 31, 2009 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of SinoCubate, Inc., 65 Broadway, New York, New York 10006.

Name & Address of Beneficial Owner	Office, if Any	Title of Class	Amount & Nature of Beneficial Ownership(1)		Percent of Class(2)

Officers and Directors
Tom Simeo	CEO, Director, Treasurer and Secretary	Common Stock $0.001 par value	0	(3)	*	%

All officers and directors as a group (1 person named above)		Common Stock $0.001 par value	0		*	%
5% Securities Holder
Viking Investments Group LLC		Common Stock $0.001 par value	632,157	(4)	63.5%
Cede & Co. P. O. Box 222 Bowling Green Station New York, New York 10006		Common Stock $0.001 par value	342,230	(5)	34.37%

* Less than 1%.

(1)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)
A total of 995,655 shares of the Company’s Common Stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1).  For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

(3)	On August 21, 2008, Tom Simeo filed a Form 3 with the SEC stating that he has no beneficial ownership in any shares of the Company.

(4)
On March 9, 2009, Viking Investments Group LLC, a Delaware limited liability company or Viking filed a Schedule 13D/A with the SEC stating that Viking is the beneficial owner of 632,157 shares of Common Stock.

(5)	Confirmed by the Company’s transfer agent as of February 5, 2009.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of the Company securities, which may result in a change of control of the Company.

Item 13.	Certain Relationships and Related Transactions

Related Transaction

On September 22, 2008, the Company entered into an agreement with Viking, its majority shareholder, relating to the issuance of 284,637 new shares of the Company’s common stock to Viking in exchange for the release of the Company by Viking from an obligation to repay certain outstanding promissory notes and debt of the Company owing to Viking in the aggregate amount of $270,405 (inclusive of principal and interest) as reported on a Current Report on Form 8-K filed with the SEC on September 24, 2008.  As further detailed in the Current Report filed on September 24, 2008, Viking obtained the promissory notes from certain third parties as part of its acquisition of a majority interest in the Company.  The Company’s Board of Directors approved the transaction.  The Company’s chief executive officer and sole director, Mr. Simeo is also an officer of Viking.

On April 3, 2009, the Company entered into an agreement with Viking effective August 15, 2008, pursuant to which Viking agreed to pay for any services performed on behalf of the Company by third parties until such time that Viking is no longer the majority shareholder of the Company.

On July 11, 2008, the Company assigned a 6% carried interest it held in Thermal Ablations Technology Canada to Hokley Limited, a related party, in exchange for the cancelation of a promissory note held by Hokley in the principal amount of $30,000 plus interest, which was due and payable on May 15, 2008.

Viking, the majority shareholder of the Company, fully sponsored the audit fee of $25,000 for the audit of the financial statements for the year ended December 31, 2008 and the legal fee of $7,000 for the filing of 10K.

Indebtedness of Management

Other than as disclosed, there were no material transactions, series of similar transaction, currently   transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $120,000 or 1% of the Company’s total assets as of December 31, 2008 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 14.	Principal Accounting Fees and Services

1.      Audit Fees

In 2008, we have paid fees in respect to Schwartz Levitsky Feldman LLP and Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants, auditing and review fees of $4,000 (2007: $22,972) related to our annual financial statements included in our Form 10-K for services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

	2008	2007
Schwartz Levitsky Feldman LLP	$0	$0
Dale Matheson Carr-Hilton LaBonte LLP	$4,000	$21,200
Amisano Hanson	$0	$1,972

2.      Audit-Related Fees

There were no additional fees billed in each of the last two fiscal years for assurance and related services by the principal accountant, Schwartz Levitsky Feldman LLP or by the former principal accountants Amisano Hanson or Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants, that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9 (e)(1) of Schedule 14A.

3.      Tax Fees

There were no additional aggregate fees billed in 2008 (2007 - $0) for professional services rendered by the principal accountant, Schwartz Levitsky Feldman LLP or by the former principal accountants Amisano Hanson or Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants, for tax compliance, tax advice and tax planning.

4.      All Other Fees

There were no additional aggregate fees billed in each of the last two fiscal years for products and services provided by any of Schwartz Levitsky Feldman LLP, Amisano Hanson or Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants, other than the services reported in Item 9(e)(1) through 9(e)(3) of Schedule 14A.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)           Exhibits

Exhibit Number	Description
2.1*
Agreement and Plan of Merger dated September 29, 2008, between Synthenol Inc. and SinoCubate, Inc. [Filed as Appendix A to an Information Statement of Schedule 14C filed with the SEC on September 30, 2008].

3.1*	Amended Articles of Incorporation of SinoCubate [Filed as Appendix B to an Information Statement of Schedule 14C filed with the SEC on September 30, 2008].
3.2*	Bylaws of SinoCubate [Filed as Appendix C to an Information Statement of Schedule 14C filed with the SEC on September 30, 2008].
10.1*	Assignment Agreement dated July 11, 2008, between Synthenol Inc. and Hokley Ltd. [Filed as Exhibit 2.1 to a Current Report on Form 8-K filed with the SEC on July 11, 2008].
10.2*
Stock Purchase Agreement dated August 15, 2008, by and between Synthenol Inc., Michael Jackson (as sellers’ representative) and Viking Investments Group LLC. [Filed as Exhibit 10.1 to a Current Report on Form 8-K filed with the SEC on August 21, 2008].

10.3*	Letter Agreement dated September 22, 2008, between Synthenol Inc. and Viking Investments Group LLC [Filed as Exhibit 99.1 to a Current Report on Form 8-K filed with the SEC on September 24, 2008].
10.4	Obligation Agreement dated April 3, 2009, but effective August 15, 2008, by and between SinoCubate, Inc. and Viking Investments Group LLC.
16.1*	Letter of Dismissal of Dale Matheson Carr-Hilton Labonte LLP as the Company’s Principal Accountant [Reported on Current Report on Form 8-K file with the SEC on October 15, 2008].
16.2*	Appointment of Schwartz Levitsky Feldman LLP [Reported on Current Report on Form 8-K file with the SEC on October 15, 2008].
17.1*	Letter of Resignation of Richard Xu as President, Treasurer, Secretary and Director of the Company [Reported on Current Report filed with the SEC on March 25, 2009].
20.1*	Information Statement on Form 14f-1 [Filed with the SEC on August 21, 2008].
23.1*	Consent of Dale Matheson Carr-Hilton Labonte LLP
31.1	Section 302 Certification – Tom Simeo, Chief Executive Officer, Treasurer and Secretary
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Tom Simeo, Chief Executive Officer, Treasurer and Secretary.

* Previously filed.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINOCUBATE, INC.

(Registrant)

/s/Tom Simeo	Date: April 15, 2009
Tom Simeo Chief Executive Officer, Director and Treasurer

In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

/s/Tom Simeo	Date: April 15, 2009
Tom Simeo Chief Executive Officer, Director and Treasurer