Form 10-Q
period 2009-03-31
SinoCubate, Inc
filed 2009-05-14
CIK 1102432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2009

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☒	No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	☐	No ☐ Not Applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of March 31, 2009 was 995,655.

SINOCUBATE, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets	F-2

Statement of Operations and Comprehensive Loss	F-3

Statement of Cash Flows	F-4

Statement of Stockholders’ Deficiency	F-5 - F-7

Notes to Financial Statements	F-8

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SINOCUBATE, INC.
 (A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2009(unaudited)	2008(audited)

ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	—	—

Capital stock
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding as of 03/31/2009
Common stock, $0.001 par value, 100,000,000 shares authorized, 995,655 shares issued and outstanding as of 03/31/2009	996	996
Additional paid-in capital	2,288,443	2,282,641
Deficit	(1,305,454)	(1,305,454)
Deficit accumulated during the development stage	(983,985)	(978,183)

	$—	$—
SEE ACCOMPANYING NOTES

SINOCUBATE, INC.
 (A Development Stage Company)
STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
	Three months ended		January 1, 2004 (Date of Inception of the Development Stage) to
	March 31,		March 31,
	2009	2008	2009
General and administrative expenses
Amortization	$-	$-	$27,077
Bad debt	-	-	525
Corporate promotion	-	-	13,920
Finance charges	-	4,051	27,397
Insurance	-	-	15,901
Interest on notes payable	-	4,907	34,648
Management and consultant fees	-	24,356	290,354
Office supplies and services	-	709	43,240
Professional fees	5,802	6,000	291,819
Rent	-	-	16,311
Wages	-	-	84,258

Loss before other items	(5,802)	(40,022)	(845,450)

Other items
Loss on disposition of equipment	-	-	(15,028)
Write-down of intangible assets	-	-	(50,001)
Write-off of payables	-	-	73,607
Write-off of notes payable	-	-	14,823
Gain on settlement of lawsuit	-	-	44,445
Gain on sale of investment	-		31,874
Other income	-		42,530

Income (loss) from continuing operations	(5,802)	(40,022)	(703,200)

Operating loss from discontinued operations	-	-	(388,905)

Gain on sales of discontinued operations	-	-	108,120

Net income (loss)	$(5,802)	$(40,022)	$(983,985)

Basic and diluted income (loss) per
Common share – continuing operations	(0.01)	(0.05)

Weighted average number of common share outstanding – basic and diluted	995,655	731,522

Comprehensive income (loss)
Net income (loss)	$(5,802)	$(40,022)	$(983,985)
Foreign currency translation adjustment	-	(622)	-
Total comprehensive income (loss)	$(5,802)	$(40,644)	$(983,985)
SEE ACCOMPANYING NOTES

SINOCUBATE, INC.
 (A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	Three months ended		January 1, 2004 (Date of Inception of the Development Stage) to
	March 31,		March 31,
	2009	2008	2009
Cash flows from operating activities
Net income (loss)	$(5,802)	$(40,022)	$(983,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Finance charges	—	4,051	27,387
Accrued interest on notes payable	—	4,907	31,414
Amortization	—	—	27,077
Accrued expenses	5,802		55,108
Foreign exchange effect on notes payable	—	(2,056)	5,303
Issuance of common stock for services	—	—	1,000
Stock-based compensation	—	—	4,460
Loss on disposition of equipment	—	—	225,184
Write-down of intangible assets	—	—	360,001
Write-off of payables	—	—	(73,607)
Write-off of notes payable	—	—	(18,729)
Gain on settlement of lawsuit	—	—	(44,445)
Gain on sales of discontinued operations	—	—	(108,121)
Gain on sale of investments	—	—	(31,874)
Other income	—	—	(42,530)
Changes in non-cash working capital items:
Accounts payable and accrued liabilities	—	6,054	143,521
Cash used in continuing operations	—	(118,798)	(422,836)
Discontinued operations	—	-	(171,213)

Net cash used in operating activities	—	(27,066)	(594,049)

Cash flows from investing activities
Proceeds from sale of subsidiary		-	1
Proceeds from assets disposition	—	-	5,458
Purchase of equipment		-	(5,808)
Net cash used in investing activities	—	-	(349)

Cash flows from financing activities
Settlement of notes payable	—	-	398,614
Proceeds from issuance of common stock	—	-	1,000
Net cash provided by financing activities	—	-	399,614

Effect of exchange rate changes on cash	—	(622)	(14,734)
Change in cash	—	(27,688)	(209,518)
Cash, beginning of period	—	13,462	209,518
Cash, ending of period	$—	$2,907	$—

SINOCUBATE, INC.
 (A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
						Accumulated		Deficit
				Additional		Other		Accumulated
	Common Shares		Treasury	Paid-in	Subscriptions	Comprehensive		During the
	Number	Amount	Stock	Capital	Received	Income	Deficit	Development Stage	Total
May 3, 1989 (Inception) through December 31, 1997	60,022	$600	$-	$9,400	$-	$-	$(10,000)	$-	$-
Net loss	-	-	-	-	-	-	(148,931)	-	(148,931)
Shares issued for cash	180,000	1,800	-	148,200	2,000	-	-	-	152,000
Balance at December 31, 1998	240,022	2,400	-	157,600	2,000	-	(158,931)	-	3,069
Net loss	-	-	-	-	-	-	(511,587)	-	(511,587)
Foreign currency translation adjustment	-	-	-	-	-	(14,130)	-	-	(14,130)
Share issued for services	15,000	150	-	124,850	-	-	-	-	125,000
Subscription receivable	12,000	120	-	99,880	8,000	-	-	-	108,000
Share issued for intangible assets	15,000	150	-	124,850	-	-	-	-	125,000
Balance at December 31, 1999	282,022	2,820	-	507,180	10,000	(14,130)	(670,518)	-	(164,648)
Net loss	-	-	-	-	-	-	(339,063)	-	(339,063)
Foreign currency translation adjustment	-	-	-	-	-	18,885	-	-	18,885
Shares issued for cash	21,600	216	-	259,784	-	-	-	-	260,000
Shares issued for settlement of debt	4,500	45	-	174,955	-	-	-	-	175,000
Subscription receivable	600	6	-	9,994	(200)	-	-	-	9,800
Subscription received	30,000	300	-	499,700	(9,350)	-	-	-	490,650
Stock option benefit	-	-	-	14,235	-	-	-	-	14,235
Balance at December 31, 2000	338,722	3,387	-	1,465,848	450	4,755	(1,009,581)	-	464,859
Net loss	-	-	-	-	-	-	375,621	-	375,621
Foreign currency translation adjustment	-	-	-	-	-	13,629	-	-	13,629
Shares issued for cash	300	3	-	2,247	-	-	-	-	2,250
Subscription received	-	-	-	-	200	-	-	-	200
Stock option benefit	-	-	-	118,920	-	-	-	-	118,920
Repurchase of common stock for treasury	-	-	(270)	(6,611)	-	-	-	-	(6,881)
Balance at December 31, 2001	339,022	3,390	(270)	1,580,404	650	18,384	(633,960)	-	968,598
Net loss	-	-	-	-	-		(63,864)	-	(63,864)
Foreign currency translation adjustment	-	-	-	-		(1,155)		-	(1,155)
Shares issued for cash	4,500	45	-	33,705	-	-	-	-	33,750
Balance at December 31, 2002	343,522	$3,435	$(270)	$1,614,109	$650	$17,229	$(697,824)	$-	$937,329
SEE ACCOMPANYING NOTES

SINOCUBATE, INC.
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
SEE ACCOMPANYING NOTES

SINOCUBATE, INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

								Deficit
						Accumulated		Accumulated
				Additional		Other		During the
	Common Shares		Treasury	Paid-in	Subscriptions	Comprehensive		Development
	Number	Amount	Stock	Capital	Received	Income	Deficit	Stage	Total
Balance at December 31, 2006	731,522	$7,315	$(270)	$1,953,614	$-	$18,604	$(1,305,454)	$(886,355)	$(212,546)
Net loss	-	-	-	-	-	-	-	(170,950)	(170,950)
Discount on notes payable	-	-	-	20,573	-	-	-	-	20,573
Foreign currency translation adjustment	-	-	-	-	-	(13,391)	-	-	(13,391)
Balance at December 31, 2007	731,522	7,315	(270)	1,974,187	-	5,213	(1,305,454)	(1,057,305)	(376,314)
Issuance of new shares	284,637	2,846		267,559					270,405
Cancellation of shares	(20,504)	(205)	270	(65)					-
Donation from majority stockholder				32,000					32,000
Change in par value of common share from $0.01 per share to $0.001 per share		(8,960)		8,960
Net income	-	-	-	-	-	-	-	79,122	79,122
Foreign currency translation adjustment	-	-	-	-	-	(5,213)	-		(5,213)
Balance at December 31, 2008 (audited)	995,655	$996	$—	$2,282,641	$—	$—	$(1,305,454)	$(978,183)	$—
Donation from majority shareholders				5,802					5,802
Net loss								(5,802)	(5,802)
Balance at March 31, 2009(unaudited)	995,655	$996	—	$2,288,443	—	—	(1,305,454)	(983,985)	—

SEE ACCOMPANYING NOTES

SINOCUBATE, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 1	Interim Financial Statements

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles or GAAP for interim financial information and with the instructions to Form 10-Q as promulgated by the Securities and Exchange Commission or the SEC.  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-K of the Company for the year ended December 31, 2008.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Note 2	Nature of business and going concern

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

SINOCUBATE, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

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

Note 3	Summary of Significant Accounting Policies
a)	Basis of Presentation and Going Concern Assumption

The financial statements of the Company have been prepared in accordance with GAAP and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

These financial statements have been prepared in accordance with GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At March 31, 2009, the Company has accumulated losses of $2,289,439 since its inception and expects to incur further losses in the development of its business, both of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s current business plan is to seek, investigate, and, if warranted, enter into contractual arrangements with entities that enables the Company to either purchase outright the assets and and/or business operations of such entities or to enter into business arrangements, such as joint ventures or similar combinations with such entities to manage and operate such entities as affiliated entities of the Company.

SINOCUBATE, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

b)	Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. The Company’s actual results could vary materially from management’s estimates and assumptions. Significant areas requiring the use of management estimates relate to the determination expected tax rates for future income tax recoveries and determining the fair values of financial instruments.

c)	Foreign Currency Translation

For the year ended December 31, 2008 and the quarter ended March 31, 2009, the Company’s functional currency and the reporting currency are the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollar equivalents at rates of exchange in effect at the balance sheet date. Non-Monetary items are translated at historical rates. Average rates for the year are used to translate revenues and expenses. The gains and losses arising from foreign currency translations are included in results of operations.

d)	Other Comprehensive Income

SFAS No. 130 “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the quarters ended March 31, 2008 and 2009, comprehensive loss was $40,644 and $5,802, respectively.

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

Note 4	Related Party Transactions

During Q1 2009, Viking, the majority stockholder of the Company, would pay the professional fee in the amount of $5,802, for the Company and assumed the expenses on its own.

Note 5	Supplemental Cash Flow Information

	Three months ended March 31,		January 1, 2004 (Date of Inception of the Development Stage) to March 31,
	2009	2008	2009

Cash paid for:
Interest	$-	$-	$-
Income taxes (recovery)	$-	$-	$(3,934)

Common shares issued to settle notes payable	$-	$-	$295,405
Expenses assumed by principal stockholders	$5,802	$-	$37,802

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In preparing the management’s discussion and analysis, the registrant presumes that you have read or have access to the discussion and analysis for the proceeding fiscal year.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 or the Reform Act.   All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earning, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions of performance; and statements of belief; and any statements of assumptions underlying any of the foregoing.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: our ability to raise capital and the terms thereof; ability to gain an adequate player base to generate the expected revenue; competition with established gaming websites; adverse changes in government regulations or polices; and other factors referenced in this Form 10-Q.

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

Three months ended March 31, 2009 compared to the Three months ended March 31, 2008

Liquidity and Capital Resources

At March 31, 2009, the Company had no cash holding compared to $2,907 at March 31, 2008.  The decrease in cash was mainly due to payments of G&A expenses and the discharge of liabilities.

The Company is in immediate need of further working capital and options may be considered with respect to financing in the form of debt, equity or a combination thereof.

The ability of the Company to continue as a going concern and fund its operations through the remainder of 2009 is contingent upon being able to raise funds through either equity or debt financing or a combination of both.  The Company is not currently pursuing or negotiating either financing option; however we believe, but cannot provide assurance, that the Company should be able to obtain financing to fund its liabilities as they come due.

Revenue

The Company had no net sales at March 31, 2009 or March 31, 2008.

Expenses

Operating expenses at March 31, 2009 were $5,802 compared to $40,022 at March 31, 2008, a decrease due mainly to lower management and consulting fees.

Net Loss

The Company incurred a net loss of $5,802 at March 31, 2009 compared with net loss of $40,022 at March 31, 2008.  The decrease in net loss was mainly due to less management activities in the first quarter of 2009 compared to the same period of 2008.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of  the Company’s financial statements which requires it to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

Although these estimates are based on management’s knowledge of current events and actions the Company may undertake in the future, the final results may ultimately differ from actual results. Certain accounting policies involve significant judgments and assumptions, which have a material impact on the Company’s financial condition and results.  Management believes its critical accounting policies reflect its most significant estimates and assumptions used in the presentation of the Company’s financial statements.  The Company’s critical accounting policies include debt management and accounting for stock-based compensation.  The Company does not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities”.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company does not currently maintain controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009 have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2009, management took steps to improve the internal controls over financial reporting by (1) searching for outside directors to establish an effective audit committee, (2) utilizing existing office staff in order to remedy the segregation of duties deficiencies, (3) writing accounting and financial reporting procedures to comply with the requirements of GAAP and SEC disclosures, and (4) following the newly written accounting and financial reporting procedures in (3) which tightens the control over the period ends.

Management and directors will continue to monitor and evaluate the effectiveness of the Company's internal controls and procedures and the Company's internal controls over financial reporting on an ongoing  basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SINOCUBATE, INC.
(Registrant)

/s/ Tom Simeo	Date: May 14, 2009
Tom Simeo Chief Executive Officer, Treasurer Director and Secretary