Form 10-Q
period 2009-06-30
SinoCubate, Inc
filed 2009-08-03
CIK 1102432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of June 30, 2009 was 995,655.

SINOCUBATE, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SINOCUBATE, INC.
 (A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2009(unaudited)	2008(audited)

ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	—	—

Capital stock
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding as of 06/30/2009
Common stock, $0.001 par value, 100,000,000 shares authorized, 995,655 shares issued and outstanding as of 06/30/2009	996	996
Additional paid-in capital	2,292,443	2,282,641
Deficit	(1,305,454)	(1,305,454)
Deficit accumulated during the development stage	(987,985)	(978,183)

	$—	$—

SEE ACCOMPANYING NOTES

SINOCUBATE, INC.
 (A Development Stage Company)
STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three months ended, June 30, 2009		Six months ended June 30,		January 1, 2004 (Date of Inception of the Development Stage) to June 30,
	2009	2008	2009	2008	2009
General and administrative expenses
Amortization	$-	$-	$-	$-	$27,077
Bad debt	-	-	-	-	525
Corporate promotion	-	-	-	-	13,920
Finance charges	-	12,051	-	16,102	27,397
Insurance		-	-	-	15,901
Interest on notes payable	-	3,079	-	7,986	34,648
Management and consultant fees	-	26,625	-	50,981	290,354
Office supplies and services	-	2,628	-	3,337	43,240
Professional fees	4,000	12,810	9,802	18,810	295,819
Rent	-	-	-	-	16,311
Wages	-		-	-	84,258

Loss before other items	(4,000)	(57,192)	(9,802)	(97,216)	(849,450)

Other items
Loss on disposition of equipment	-	-	-	-	(15,028)
Write-down of intangible assets		-	-	-	(50,001)
Write-off of payables	-	36,567	-	36,567	73,607
Write-off of notes payable	-	-	-	-	14,823
Gain on settlement of lawsuit	-	-	-	-	44,445
Gain on sale of investment	-	-	-	-	31,874
Other income	-	-	-	- -	42,530

Income (loss) from continuing operations	(4,000)	(20,626)	(9,802)	(60,649)	(707,200)

Operating loss (income) from discontinued operations	-	78,436	-	78,436	(388,905)

Gain on sales of discontinued operations	-	-	-	-	108,120

Net income (loss)	$(4,000)	$57,810	$(9,802)	$17,787	$(987,985)

Basic and diluted income (loss) per
Common share – continuing operations	(0.004)	0.08	(0.01)	0.02

Weighted average number of common share outstanding – basic and diluted	995,655	731,522	995,655	731,522

Comprehensive income (loss)
Net income (loss)	$(4,000)	$57,810	$(9,802)	$17,787	$(987,985)
Foreign currency translation adjustment	-	1,443	-	821	-
Total comprehensive income (loss)	$(4,000)	$59,253	$(9,802)	$18,608	$(987,985)

SEE ACCOMPANYING NOTES

SINOCUBATE, INC.
 (A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	Six months ended		January 1, 2004 (Date of Inception of the Development Stage) to
	June 30,		June 30,
	2009	2008	2009
Cash flows from operating activities
Net income (loss)	$(9,802)	$17,787	$(987,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Finance charges	—	16,102	27,387
Accrued interest on notes payable	—	7,986	31,414
Amortization	—	—	27,077
Accrued expenses	9,802		59,108
Foreign exchange effect on notes payable	—	(2,798)	5,303
Issuance of common stock for services	—	—	1,000
Stock-based compensation	—	—	4,460
Loss on disposition of equipment	—	—	225,184
Write-down of intangible assets	—	—	360,001
Write-off of payables	—	—	(73,607)
Write-off of notes payable	—	(36,567)	(18,729)
Gain on settlement of lawsuit	—	—	(44,445)
Gain on sales of discontinued operations	—	(78,437)	(108,121)
Gain on sale of investments	—	—	(31,874)
Other income	—	—	(42,530)
Changes in non-cash working capital items:
Accounts payable and accrued liabilities	—	10,013	143,521
Cash used in continuing operations	—	(65,914)	(422,836)
Discontinued operations	—	(362)	(171,213)

Net cash used in operating activities	—	(66,276)	(594,049)

Cash flows from investing activities
Proceeds from sale of subsidiary		-	1
Proceeds from assets disposition	—	-	5,458
Purchase of equipment		-	(5,808)
Net cash used in investing activities	—	-	(349)

Cash flows from financing activities
Settlement of notes payable	—	-	398,614
Proceeds from issuance of common stock	—	-	1,000
Net cash provided by financing activities	—	-	399,614

Effect of exchange rate changes on cash	—	821	(14,734)
Change in cash	—	(65,455)	(209,518)
Cash, beginning of period	—	66,273	209,518
Cash, ending of period	$—	$818	$—

SINOCUBATE, INC.
 (A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIENCY

						Accumulated		Deficit Accumulated
				Additional		Other		During the
	Common Shares		Treasury	Paid-in	Subscriptions	Comprehensive		Development
	Number	Amount	Stock	Capital	Received	Income	Deficit	Stage	Total
May 3, 1989 (Inception) through December 31, 1997	60,022	$600	$-	$9,400	$-	$-	$(10,000)	$-	$-
Net loss	-	-	-	-	-	-	(148,931)	-	(148,931)
Shares issued for cash	180,000	1,800	-	148,200	2,000	-	-	-	152,000
Balance at December 31, 1998	240,022	2,400	-	157,600	2,000	-	(158,931)	-	3,069
Net loss	-	-	-	-	-	-	(511,587)	-	(511,587)
Foreign currency translation adjustment	-	-	-	-	-	(14,130)	-	-	(14,130)
Share issued for services	15,000	150	-	124,850	-	-	-	-	125,000
Subscription receivable	12,000	120	-	99,880	8,000	-	-	-	108,000
Share issued for intangible assets	15,000	150	-	124,850	-	-	-	-	125,000
Balance at December 31, 1999	282,022	2,820	-	507,180	10,000	(14,130)	(670,518)	-	(164,648)
Net loss	-	-	-	-	-	-	(339,063)	-	(339,063)
Foreign currency translation adjustment	-	-	-	-	-	18,885	-	-	18,885
Shares issued for cash	21,600	216	-	259,784	-	-	-	-	260,000
Shares issued for settlement of debt	4,500	45	-	174,955	-	-	-	-	175,000
Subscription receivable	600	6	-	9,994	(200)	-	-	-	9,800
Subscription received	30,000	300	-	499,700	(9,350)	-	-	-	490,650
Stock option benefit	-	-	-	14,235	-	-	-	-	14,235
Balance at December 31, 2000	338,722	3,387	-	1,465,848	450	4,755	(1,009,581)	-	464,859
Net loss	-	-	-	-	-	-	375,621	-	375,621
Foreign currency translation adjustment	-	-	-	-	-	13,629	-	-	13,629
Shares issued for cash	300	3	-	2,247	-	-	-	-	2,250
Subscription received	-	-	-	-	200	-	-	-	200
Stock option benefit	-	-	-	118,920	-	-	-	-	118,920
Repurchase of common stock for treasury	-	-	(270)	(6,611)	-	-	-	-	(6,881)
Balance at December 31, 2001	339,022	3,390	(270)	1,580,404	650	18,384	(633,960)	-	968,598
Net loss	-	-	-	-	-		(63,864)	-	(63,864)
Foreign currency translation adjustment	-	-	-	-		(1,155)		-	(1,155)
Shares issued for cash	4,500	45	-	33,705	-	-	-	-	33,750
Balance at December 31, 2002	343,522	$3,435	$(270)	$1,614,109	$650	$17,229	$(697,824)	$-	$937,329

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

SEE ACCOMPANYING NOTES

SINOCUBATE, INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

								Deficit
						Accumulated		Accumulated
				Additional		Other		During the
	Common Shares		Treasury	Paid-in	Subscriptions	Comprehensive		Development
	Number	Amount	Stock	Capital	Received	Income	Deficit	Stage	Total
Balance at December 31, 2006	731,522	$7,315	$(270)	$1,953,614	$-	$18,604	$(1,305,454)	$(886,355)	$(212,546)
Net loss	-	-	-	-	-	-	-	(170,950)	(170,950)
Discount on notes payable	-	-	-	20,573	-	-	-	-	20,573
Foreign currency translation adjustment	-	-	-	-	-	(13,391)	-	-	(13,391)
Balance at December 31, 2007	731,522	7,315	(270)	1,974,187	-	5,213	(1,305,454)	(1,057,305)	(376,314)
Issuance of new shares	284,637	2,846		267,559					270,405
Cancellation of shares	(20,504)	(205)	270	(65)					-
Donation from majority stockholder				32,000					32,000
Change in par value of common share from $0.01 per share to $0.001 per share		(8,960)		8,960
Net income	-	-	-	-	-	-	-	79,122	79,122
Foreign currency translation adjustment	-	-	-	-	-	(5,213)	-		(5,213)
Balance at December 31, 2008 (audited)	995,655	$996	$—	$2,282,641	$—	$—	$(1,305,454)	$(978,183)	$—
Donation from majority shareholders				9,802					9,802
Net loss								(9,802)	(9,802)
Balance at June 30, 2009(unaudited)	995,655	$996	—	$2,292,443	—	—	(1,305,454)	(987,985)	—

SEE ACCOMPANYING NOTES

SINOCUBATE, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
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

On September 29, 2008, the Board of Directors of the Company ratified the cancellation of shares (aggregate of 20,504 shares) of common stock previously held by the Company in its treasury.  The cancellation of the shares, which were effective on September 23, 2008, reduced the number of issued and outstanding shares of common stock of the Company from 1,016,159 to 995,655 shares as of the date of this Report.

SINOCUBATE, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Effective November 3, 2008, the Company merged with and into its wholly-owned subsidiary, SinoCubate, Inc., a newly formed Nevada corporation, which remains the surviving entity of the merger.  SinoCubate was formed in the State of Nevada on September 11, 2008.  The merger has resulted in a change of name of the Company from Synthenol Inc. to SinoCubate, Inc. and a change in the state of incorporation of the Company from Florida to Nevada.  Pursuant to the terms of an agreement and plan of merger dated September 29, 2008 (attached as exhibit to a Definitive Information Statement on Schedule 14C filed with the SEC on October 14, 2008) and effective as of November 3, 2008, SinoCubate possesses all the rights, privileges, powers of the Company, and the Company’s debts and liabilities are now debts and liabilities of SinoCubate.  In addition, all the issued and outstanding shares of common stock of Synthenol were automatically converted into shares of SinoCubate common stock at the rate of one share of SinoCubate common stock, par value $0.001 per share.  The articles of incorporation and bylaws of SinoCubate now govern the Company.

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

These financial statements have been prepared in accordance with GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2009, the Company has accumulated losses of $2,289,439 since its inception and expects to incur further losses in the development of its business, both of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s current business plan is to seek, investigate, and, if warranted, enter into contractual arrangements with entities that enables the Company to either purchase outright the assets and and/or business operations of such entities or to enter into business arrangements, such as joint ventures or similar combinations with such entities to manage and operate such entities as affiliated entities of the Company.

SINOCUBATE, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
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

For the year ended December 31, 2008 and the quarter ended June 30, 2009, the Company’s functional currency and the reporting currency are the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollar equivalents at rates of exchange in effect at the balance sheet date. Non-Monetary items are translated at historical rates. Average rates for the year are used to translate revenues and expenses. The gains and losses arising from foreign currency translations are included in results of operations.

d)	Other Comprehensive Income

SFAS No. 130 “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the quarters ended June 30, 2008 and 2009, comprehensive income (loss)  was $18,608 and ($9,802), respectively.

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

For the six months ended June 30, 2009, Viking, the majority stockholder of the Company, would pay the professional fee in the amount of $9,802, for the Company and assumed the expenses on its own.

Note 5	Supplemental Cash Flow Information

	Six months ended June 30,		January 1, 2004 (Date of Inception of the Development Stage) to June 30,
	2009	2008	2009

Cash paid for:
Interest	$-	$-	$-
Income taxes (recovery)	$-	$-	$(3,934)

Common shares issued to settle notes payable	$-	$-	$295,405
Expenses assumed by principal stockholders	$9,802	$-	$41,802

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

Liquidity and Capital Resources

At June 30, 2009, the Company had no cash holding compared to $818 at June 30, 2008.  The decrease in cash was mainly due to payments of G&A expenses and the discharge of liabilities.

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

Revenue

The Company had no net sales for the six months ended June 30, 2009 or June 30, 2008.

Expenses

Operating expenses for the six months ended June 30, 2009 were $9,802 compared to $60,649 for the six months ended June 30, 2008, a decrease due mainly to lower finance charges, management and consulting fees.

Net Loss

The Company incurred a net loss of $9,802 for the six months ended June 30, 2009 compared with net income of $17,787 for the six months ended June 30, 2008.  The increase in net loss was mainly due to no asset disposal in the six months ended June 30, 2009 compared to the same period of 2008.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009 have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2009, management took steps to improve the internal controls over financial reporting by (1) searching for outside directors to establish an effective audit committee, (2) utilizing existing office staff in order to remedy the segregation of duties deficiencies, (3) writing accounting and financial reporting procedures to comply with the requirements of GAAP and SEC disclosures, and (4) following the newly written accounting and financial reporting procedures in (3) which tightens the control over the period ends.

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

SINOCUBATE, INC.
(Registrant)

/s/ Tom Simeo	Date: August 3, 2009
Tom Simeo Chief Executive Officer, Treasurer Director and Secretary