Form 10-Q
period 2009-09-30
SinoCubate, Inc
filed 2009-11-12
CIK 1102432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2009

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

Yes ☐ No ☐ Not Applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of September 30, 2009 was 995,655.

SINOCUBATE, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SINOCUBATE, INC.
(A Development Stage Company)
FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

SINOCUBATE, INC.
(A Development Stage Company)
BALANCE SHEET
(Unaudited)

	September 30,	December 31,
	2009	2008
	Unaudited
ASSETS

Current
Cash	$—	$

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current
Accounts payable and accrued liabilities	$—	$
Notes payable	—

	—

Capital stock
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding as of September 30, 2009
Common stock, $0.01 par value, 100,000,000 shares authorized 995,655 shares issued and outstanding as of September 30, 2009	996		996
Additional paid-in capital	2,296,443		2,282,641
Deficit	(1,305,454)		(1,305,454)
Deficit accumulated during the development stage	(991,985)		(978,183)

	—

	$—	$

SEE ACCOMPANYING NOTE

SINOCUBATE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three months ended		Nine months ended		January 1, 2004 (Date of Inception of the Development Stage) to
	September 30,		September 30		September 30,
	2009	2008	2009	2008	2009
General and administrative expenses
Amortization	$-	$-	$-	$-	$27,077
Bad debt	-	-	-	-	525
Corporate promotion					13,920
Finance charges		10		16,112	27,397
Insurance					15,901
Interest on notes payable		3,234		11,220	34,648
Management and consultant fees		14,774		65,755	290,354
Office supplies and services		91		3,428	43,240
Professional fees	4,000		13,802	18,810	299,819
Rent	-	-		-	16311
Wages					84,258

Loss before other items	(4,000)	(18,109)	(13,802)	(130,325)	(853,450)

Other items
Loss on disposition of equipment	-	-	-	-	(15,028)
Write-down of intangible assets	-	-	-	-	(50,001)
Write-off of payables		37,040		73,607	73,607
Write-off of notes payable					14,823
Gain on settlement of lawsuit		31,874			44,445
Gain on sales of investment				31,874	31,874
Other income		36,512		36,512	42,530

Income (loss) from continuing operations	(4,000)	87,317	(13,802)	26,668	(711,200)

Operating income (loss) from discontinued Operations					(388,905)
Gain (Loss) on sale of discontinued operations		-		78,436	108,120

Net income (loss)	$(4,000)	$87,317	$(13,802)	$105,104	$(991,985)

Basic and diluted income (loss) per common share	$(0.004)	$0.12	$(0.01)	$0.15

Weighted average number of common share outstanding – basic and diluted	995,655,	752,039	995,655	709,866

Comprehensive loss
Net income (loss)	$(4,000)	$87,317	$(13,802)	$105,104	$(991,985)
Foreign currency translation adjustment		(15)		805
Total comprehensive income(loss)	$(4,000)	$87,302	$(13,802)	$105,909	$(991,985)

SEE ACCOMPANYING NOTES

SINOCUBATE, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

			January 1, 2004
			(Date of Inception
			of the Development
	Nine months ended		Stage) to
	September 30,		September 30,
	2009	2008	2009
Cash flows from operating activities
Net income (loss)	$(13,802)	$(105,104)	$(991,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Finance charges	-	16,102	27,387
Accrued interest on notes payable	-	7,986	31,414
Amortization	-	-	27,077
Accrued Expenses	13,802	(17,306)	63,108
Foreign exchange effect on notes payable	-	(2,798)	5,303
Issuance of common stock for services	-	-	1,000
Stock-based compensation	-	-	4,460
Loss on disposition of equipment	-	-	225,184
Write-down of intangible assets	-	-	360,001
Write-off of payables	-	(73,607)	(73,607)
Write-off of notes payable	-	-	(18,729)
Gain on settlement of lawsuit	-	-	(44,445)
Gain on sale of subsidiaries	-	(78,436)	(108,121)
Gain on Sale of investment	-	(31,874)	-
Other Income	-	(36,512)	-
Changes in non-cash working capital items:	-	-	-
Prepaid expenses and deposits	-	-	-
Accounts payable and accrued liabilities	-	10,013	143,521

Cash used in continuing operations	-	(66,716)	(422,836)
Discontinued operations	-	(362)	(171,213)

Net cash used in operating activities	-	(67,078)	(640,784)

Cash flows from investing activities
Proceeds from sale of subsidiary	-	-	1
Proceeds from assets disposition	-	-	5,458
Purchase of equipment	-	-	(5,808)
Net cash used in investing activities	-	-	(349)

Cash flows from financing activities
Settlement of notes payable	-	-	398,614
Proceeds from issuance of common stock	-	-	1,000

Net cash provided by financing activities	-		399,614
		-
Effect of exchange rate changes on cash	-	805	(14,734)

Change in cash from continuing operations		(67,078)	(209,518)
	-
Cash, beginning		66,273	209,518
	-
Cash, ending	$-	-	$-

Supplemental cash flow information

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

SEE ACCOMPANYING NOTES

SINOCUBATE, INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

								Deficit
						Accumulated		Accumulated
				Additional		Other		During the
	Common Shares		Treasury	Paid-in	Subscriptions	Comprehensive		Development
	Number	Amount	Stock	Capital	Received	Income	Deficit	Stage	Total
Balance at December 31, 2006	731,522	$7,315	$(270)	$1,953,614	$-	$18,604	$(1,305,454)	$(886,355)	$(212,546)
Net loss	-	-	-	-	-	-	-	(170,950)	(170,950)
Discount on notes payable	-	-	-	20,573	-	-	-	-	20,573
Foreign currency translation adjustment	-	-	-	-	-	(13,391)	-	-	(13,391)
Balance at December 31, 2007	731,522	7,315	(270)	1,974,187	-	5,213	(1,305,454)	(1,057,305)	(376,314)
Issuance of new shares	284,637	2,846		267,559					270,405
Cancellation of shares	(20,504)	(205)	270	(65)					-
Donation from majority stockholder				32,000					32,000
Change in par value of common share from $0.01 per share to $0.001 per share		(8,960)		8,960
Net income	-	-	-	-	-	-	-	79,122	79,122
Foreign currency translation adjustment	-	-	-	-	-	(5,213)	-		(5,213)
Balance at December 31, 2008 (audited)	995,655	$996	$—	$2,282,641	$—	$—	$(1,305,454)	$(978,183)	$—
Donation from majority shareholders				13,802					13,802
Net loss								(13,802)	(18,802)
Balance at September 30, 2009(unaudited)	995,655	$996	—	$2,296,443	—	—	(1,305,454)	(991,985)

SINOCUBATE, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
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

The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Note 2	Going Concern Assumption

These financial statements have been prepared in accordance with GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At September 30, 2009, the Company has accumulated losses of $2,297,439 since its inception and expects to incur further losses in the development of its business, both of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however, there is no assurance of additional funding becoming available.

Note 3	Nature of business

The Company was incorporated under the laws of the State of Florida on May 3, 1989 as Sparta Ventures Corp. and remained inactive until June 27, 1998.  The name of the Company was changed to Thermal Ablation Technologies Corporation on October 8, 1998 and then to Poker.com, Inc. on August 10, 1999.  On September 15, 2003, the Company changed its name to LegalPlay Entertainment Inc. and on November 8, 2006, the name of the Company was changed to Synthenol Inc.  The Company’s business through December 31, 2003 was primarily related to online gaming operations.  In 2004, the Company discontinued the online gaming operations and redirected its business strategy to acquisition and marketing of new poker software to on-line gaming websites worldwide.  The Company is a development stage company as defined by the Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC 915, “Development Stage Entities.”

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

SINOCUBATE, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

On September 29, 2008, the Board of Directors of the Company ratified the cancellation of certain shares (aggregate of 20,504 shares) of common stock previously held by the Company in its treasury.  The cancellation of the shares, which were effective on September 23, 2008, reduced the number of issued and outstanding shares of common stock of the Company from 1,016,159 to 995,655 shares as of the date of this Report.

Effective November 3, 2008, the Company merged with and into a wholly-owned subsidiary, SinoCubate, Inc., a newly formed Nevada corporation, which remains the surviving entity of the merger.  SinoCubate was formed in the State of Nevada on September 11, 2008.  The merger resulted in a change of name of the Company from Synthenol Inc. to SinoCubate, Inc. and a change in the state of incorporation of the Company from Florida to Nevada.

Prior to August 15, 2008, the Company disposed of its subsidiaries and made settlements with its creditors, leaving the company with no significant assets and liabilities.  Management of the Company is investigating potential opportunities to enter into contractual arrangements with other companies that either allows the Company to purchase outright the assets and and/or business operations of such companies or to seek to enter into business arrangements, such as joint ventures with such companies to develop new business opportunities.

As of the date of this Report, the Company has not entered into an agreement with any entity and there can be no assurance that the Company will ever be able to identify and enter into an agreement with an entity or whether, if the Company successful enters into an agreement with a suitable entity, such combination may become successful and/or profitable.

Note 4	Summary of Significant Accounting Policies

a)	Basis of Presentation

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

For the year ended December 31, 2008 and the quarter ended September 30, 2009, the Company’s functional currency and the reporting currency are the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollar equivalents at rates of exchange in effect at the balance sheet date. Non-Monetary items are translated at historical rates. Average rates for the year are used to translate revenues and expenses. The gains and losses arising from foreign currency translations are included in results of operations.

SINOCUBATE, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

d)	Other Comprehensive Income

FASB ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the nine months ended September 30, 2008 and 2009, comprehensive income (loss) was ($13,802) and $105,909, respectively.

e)	Income Taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to FASB ASC 740 "Income Taxes".  Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Note 5	Related Party Transactions

For the nine months ended September 30, 2009, Viking, the majority stockholder of the Company, would pay the professional fee in the amount of $13,802, for the Company and assumed the expenses on its own.

Note 6	Supplemental Cash Flow Information

			January 1,
			2004 (Date
			of
			Inception of
			the
			Development
	Nine months ended		Stage) to
	September 30,		September 30,
	2009	2008	2009

Cash paid for:
Interest	$-	$-	$-
Income taxes (recovery)	$-	$-	$(3,934)

Common shares issued to settle notes payable	$-	$-	$295,405
Expenses assumed by principal stockholders	$13,802	$-	$45,802

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

PLAN OF OPERATIONS

Overview

The Company’s business plan is to seek and, if warranted, enter into contractual arrangements with entities that enables the Company to either purchase outright the assets and and/or business operations of such entities or to enter into business arrangements, such as joint ventures or similar combinations with such entities to manage and operate such entities as affiliated entities of the Company.

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

As part of the Company’s investigation, the Company’s officers may meet personally with management and key personnel of the target entity, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent allowed by the Company’s limited financial resources.

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

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

Liquidity and Capital Resources

The Company had no cash holding at September 30, 2009 or September 30, 2008.

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

Revenue

The Company had no net sales for the nine months ended September 30, 2009 or September 30, 2008.

Expenses

Operating expenses for the nine months ended September 30, 2009 were $13,802 compared to $130,325 for the nine months ended September 30, 2008, a decrease of $116,523 due mainly to higher finance charges, management and consulting fees resulting from disposal of assets and liabilities in 2008.

Net Loss

The Company incurred a net loss of $13,802 for the nine months ended September 30, 2009 compared with net income of $105,104 for the nine months ended September 30, 2008.  The increase in net loss was mainly due to that the Company realized gains on assets and liabilities disposal in the nine months ended September 30, 2008.  There were no such gains in the same period of 2009.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009 have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2009, management took steps to improve the internal controls over financial reporting by (1) searching for outside directors to establish an effective audit committee, (2) utilizing existing office staff in order to remedy the segregation of duties deficiencies, (3) writing accounting and financial reporting procedures to comply with the requirements of GAAP and SEC disclosures, and (4) following the newly written accounting and financial reporting procedures in (3) which tightens the control over the period ends.

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

SINOCUBATE, INC.
(Registrant)

/s/ Tom Simeo	Date: November 12, 2009
Tom Simeo
Chief Executive Officer, Treasurer
Director and Secretary