Form 10-K
period 2009-12-31
SinoCubate, Inc
filed 2010-04-02
CIK 1102432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

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
Yes ☒        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer, accelerated filer, and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☒        No ☐

As of December 31, 2009, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates was approximately $109,049. Shares of the Registrant’s common stock held by each executive officer and director and each by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 26, 2010 there were 995,655 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology like "believes," "anticipates," "expects," "estimates," "may," or similar terms. These statements appear in a number of places in this annual report and include statements regarding the Company’s intent, belief or current expectations and those of its directors or officers with respect to, among other things:(i) trends affecting its financial condition or results of operations, (ii) its business and growth strategies, and (iii) its financing plans. You are cautioned that forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company’s need for additional capital, its history of losses, the intense competition the Company faces in its business, the fact that its stock is a “penny stock” and the other material risks described under “Risk Factors”. The accompanying information contained in this annual report, including, without limitation, the information set forth under the heading "Item 1.  Business" identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

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

Effective November 3, 2008, the Company merged with and into its wholly-owned subsidiary, SinoCubate, Inc., which remained the surviving entity of the merger.  SinoCubate was formed in the State of Nevada on September 11, 2008.  The merger resulted in a change of name of the Company from Synthenol, Inc. to SinoCubate, Inc. and a change in the state of incorporation of the Company from Florida to Nevada.

Business

The Company’s business from 1999 through December 31, 2003 was primarily related to the operations of online gaming.  In 2004, the Company discontinued the online gaming operations and redirected its business strategy to acquisition and marketing of new poker software to on-line gaming websites worldwide.  The Company’s current business plan consists of exploring opportunities to enter into a contractual arrangement with an entity that enables the Company to either purchase outright the assets and/or business operations of such entity or to enter into business arrangements, such as joint ventures or similar combinations with such entity in order to manage and operate such entity.

On December 19, 2009, Viking Investments, LLC, an entity controlled and managed by Tom Simeo, the Company’s chairman, chief executive officer and president, announced a strategic partnership with Viking, whereby Viking, in exchange for a fee, and SinoCubate will work together and assist various business entities in the Peoples Republic of China  or the PRC in their endeavors to become publicly listed companies in the United States.  In connection with the strategic agreement, the Company was to newly issue 4,750,000 shares of the Company’s common stock to Viking in exchange for One Hundred Thousand (100,000) shares of common stock of Renhuang Pharmaceuticals, Inc. or Renhuang owned by Viking, and newly issue 15,000,000 shares of the Company’s common stock to Viking in exchange for entry into the strategic partnership agreement.  In connection with the foregoing transactions, Philip Wan and Yung Kong Chin were appointed directors and officers of the Company and were each granted warrants to purchase 50,000 shares of common stock of the Company at an exercise price of $0.26 per share exercisable in whole or in part at any time during the 3 years after issuance.  Effective, March 26, 2010, the parties elected to terminate the strategic partnership agreement and the directors and officers appointed thereby, Messrs. Wan and Chin, resigned as directors and officers of the Company and agreed not to exercise their warrants to purchase the Company’s shares.  The Company has subsequently cancelled the warrants.  No shares were issued to Viking and neither the Company nor Viking has monetary or other demand on the other related to the cancellation.

As of the date of this Report, the Company has not entered into an agreement with any entity and there can be no assurance that the Company will ever be able to identify and enter into an agreement with an entity or whether, if the Company successful enters into an agreement with a suitable entity, such combination may become successful and/or profitable.

Item 1A.  Risk Factors

There are several material risks associated with the Company. You should carefully consider the risks and uncertainties described below, which all constitute material risks relating to the Company. If any of the following risks are realized, the Company’s business, operating results and financial condition could be harmed. This means investors could lose all or a part of their investment.

 Conflicts of Interest

Certain conflicts of interest may exist between the Company and its sole officer and director and its principal shareholder, Viking. The Company’s sole officer and director, Tom Simeo is also the principal of Viking and has other business interests to which he devotes his attention, and he may devote only limited time to the business of the Company. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to the Company. See “Certain Relationships and Related Transactions.”

Need for Additional Financing

The Company currently has little or no funds and the lack of funds may negatively impact the Company’s ability to pursue it business strategy of seeking to acquire or enter into contractual arrangements with an entity to either acquire such entity or to enter into a contract arrangement that will enable the Company to manage such an entity. Even if the Company’s funds prove to be sufficient to acquire an interest in, or complete a transaction with, an entity, the Company may not have enough capital to exploit the opportunity. The ultimate success of the Company may depend upon its ability to raise additional capital. The Company may investigate the availability, source, or terms that might govern the acquisition of additional capital but will not do so until it determines a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company’s operations will be limited to those that can be financed with its modest capital.

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

In addition, the SEC has adopted a number of rules to regulate “penny stocks.” Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities Exchange Act of 1934, as amended or the Exchange Act. Because the securities of the Company may constitute “penny stocks” within the meaning of the rules, the rules would apply to the Company and to its securities. The rules may further affect the ability of owners of shares to sell the securities of the Company in any market that might develop for them.

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

Reliance upon Financial Statements

The Company generally will require audited financial statements from companies that it proposes to acquire or to which it seeks to enter into a contractual arrangement.  In cases where no audited financials are available, the Company will have to rely upon interim period unaudited information received from a target company’s management that has not been verified by outside auditors. The lack of the type of independent verification which audited financial statements would provide increases the risk that the Company, in evaluating an acquisition or contractual arrangement with such a target company, will not have the benefit of full and accurate information about the financial condition and recent interim operating history of the target company. This risk increases the prospect that the acquisition of or the contractual arrangement with such a company might prove to be an unfavorable one for the Company or the holders of the Company’s securities.

Moreover, the Company will be subject to the reporting provisions of the Exchange Act, and thus will be required to furnish certain information about significant acquisitions or contractual arrangements, including audited financial statements for any business that it acquires or with which it enters into a contractual arrangement for control. Consequently, prospects that do not have, or are unable to provide reasonable assurances that they will be able to obtain, the required audited statements would not be considered by the Company to be appropriate for an acquisition so long as the reporting requirements of the Exchange Act are applicable. Should the Company, during the time it remains subject to the reporting provisions of the Exchange Act, complete an acquisition or enters into a contract for control of an entity for which audited financial statements prove to be unobtainable, the Company would be exposed to enforcement actions by the SEC and to corresponding administrative sanctions, including permanent injunctions against the Company and its management. The legal and other costs of defending an SEC enforcement action would have material, adverse consequences for the Company and its business. The imposition of administrative sanctions would subject the Company to further adverse consequences. In addition, the lack of audited financial statements would prevent the securities of the Company from becoming eligible for listing on NASDAQ, or on any existing stock exchange.

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

Limited Participation of Management

The Company is heavily dependent upon the skills, talents, and abilities of its sole officer and director, Mr. Simeo, who currently serves on a very limited-time basis, to manage and implement its business plan.

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

No Independent Audit Committee

The Company does not have an independent Audit Committee of its Board of Directors. The entire Board of Directors functions as the Company’s Audit Committee. The Sarbanes-Oxley Act of 2002, as amended or the SOX and rules and regulations adopted by the SEC to implement the SOX impose certain standards on listed companies relative to the maintenance and operations of Board of Directors Audit Committees, including but not limited to the requirement that Audit Committees be appointed, that membership of such committees comprise only independent directors, that a financial professional be among the membership of such committee and that such committee be afforded an adequate operating budget and be able to employ independent professional advisors. The SOX also requires that the Audit Committee oversee the work of a company’s outside auditors and that the outside auditors be responsible to the Audit Committee. At this time, the Company is not in compliance with the requirements of the Sarbanes-Oxley Act as they relate to independent Board of Directors Audit Committees. The Company believes that under rules and regulations adopted by the SEC to implement these provisions of the SOX it is not required to comply with its requirements relating to the appointment of an Audit Committee of its Board of Directors and conforming with the enumerated standards and guidelines because the Company is not a “Listed Company” as defined therein. Notwithstanding, the Company may ultimately be determined not to be in compliance therewith and may therefore face penalties and restrictions on its operations until it comes into full compliance. Additionally, the Company’s failure to comply with the provisions of the SOX could preclude it from being listed on NASDAQ or any other stock exchanges until it can show that it is in compliance. The Company’s failure to be in compliance with the SOX could also present an impediment to a potential business combination where the target company intends that the Company apply for listing on NASDAQ or any other applicable stock exchanges.

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

Other Information

Neither the Company nor any of its subsidiaries engaged in any research and development activities during 2009.  The Company does not manufacture any products or engage in any activity that requires compliance with environmental laws.

Employees

The Company currently does not have any employees other than the Company’s sole officer, Mr. Simeo.

Reports to Securities Holders

The Company provides an annual report that includes its audited financial information to its shareholders upon written request.  The Company also makes its financial information equally available to any interested parties or investors through compliance with the disclosure rules of the Exchange Act. The Company is subject to disclosure filing requirements including filing a Form 10-K annually and Form 10-Q quarterly. In addition, the Company will file Form 8-K and other proxy and information statements from time to time as required.

The public may read and copy any materials that the Company files with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1B.  Unresolved Staff Comments

None.

Item 2.	Properties

The principal executive office of the Company is located at 65 Broadway, 7th floor, New York, New York 10006 where it shares an office space provided by its sole officer, Tom Simeo.  The Company does not pay rent for the use of the offices.

Item 3.	Legal Proceedings

As of December 31, 2009, the Company was not a party to any pending or threatened legal proceedings.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no "established trading market" for shares of the Company’s common stock. As of December 31, 2009, the Company’s common stock was quoted on the NASD OTC Bulletin Board under the symbol "SBAT.OB". No assurance can be given that any "established trading market" for the Company’s common stock will develop or be maintained.

The range of high and low closing bid quotations for the Company’s common stock during each quarter of the calendar years ended December 31 2009 and 2008, is shown below, as quoted by http://finance.yahoo.com ..   Prices are inter-dealer quotations, without retail mark-up, markdown or commissions and may not represent actual transactions.

Stock Quotations

Quarter Ended	High Bid	Low Bid
March 31, 2008	0.18	0.18
June 30, 2008	0.21	0.21
September 30, 2008	0.25	0.25
December 31, 2008	0.65	0.65
March 31, 2009	0.20	0.20
June 30, 2009	0.20	0.20
September 30, 2009	0.21	0.21
December 31, 2009	0.30	0.30

The future sale of the Company’s presently outstanding "unregistered" and "restricted" common stock by present members of management and persons who own more than five percent of the Company’s outstanding voting securities may have an adverse effect on any "established trading market" that may develop in the shares of the Company’s common stock.

Holders

As of December 31, 2009, the Company had 34 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form.  The Company does not know the beneficial owners of such shares.

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

In preparing the management’s discussion and analysis, the registrant presumes that you have read or have access to the discussion and analysis for the preceding fiscal year.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended or the Reform Act.   All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earning, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions of performance; and statements of belief; and any statements of assumptions underlying any of the foregoing.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company’s ability to raise capital and the terms thereof; and other factors referenced in the Form 10-K.

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

PLAN OF OPERATIONS

Overview

The Company’s business plan is to seek, investigate, and, if warranted, enter into contractual arrangements with entities that enables the Company to either purchase outright the assets and and/or business operations of such entities or to enter into business arrangements, such as joint ventures or similar combinations with such entities to manage and operate such entities as affiliated entities of the Company.

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

Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific contractual arrangement may be made upon the analysis of the quality of the other company’s management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the Company will derive from entering into such an arrangement, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to access capital, shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company’s products or services will likely not be established, and such company may not be profitable when acquired.

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

As part of the Company’s investigation, the Company’s officers may meet personally with management and key personnel of the target entity may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company’s limited financial resources.

There are no loan arrangements or arrangements for any financing whatsoever relating to any business opportunities currently available.

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

Results of Operations

Year ended December 31, 2009 Compared to Year ended December 31, 2008

General Description

The Company’s business strategy is to seek to enter into contractual arrangements with entities that enables the Company to either purchase outright the assets and/or business operations of such entities or to enter into business arrangements, such as joint ventures or similar combinations with such entities to manage and operate such entities.

General and Administrative Operating Expenses

The total general and administrative operating expenses for the Company were $52,024 in fiscal 2009, compared to $147,325 in fiscal 2008. The decrease was primarily due to no management and consultant fees in relation to the Company’s operations and no interest on notes payment in fiscal 2009 compared to fiscal 2008.

Net Income

The Company incurred a net loss of $52,024 for the fiscal year ended December 31, 2009 as compared with net income of $79,122 for the fiscal year ended December 31, 2008. This decrease of $ 131,146 was mainly due to the realization of gains on debt forgiveness in 2008.

Liquidity and Capital Resources

At December 31, 2009 and December 31, 2008, the Company had no working capital. At December 31, 2009 and December 31, 2008, the Company had no cash holding.  The Company is in immediate need of further working capital and it may consider options with respect to financing in the form of debt, equity or a combination thereof.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in the Company’s securities.

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

SINOCUBATE, INC.
(A Development Stage Company)
AUDITED FINANCIAL STATEMENTS

December 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
SinoCubate, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of SinoCubate, Inc. (the “Company”) as at December 31, 2009 and 2008 and the related statements of operations, comprehensive loss, cash flows and changes in stockholders’ deficiency for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements of the Company from the date of inception to December 31, 2007, which statements reflect cumulative total assets of $66,273 and cumulative expenses of $1,057,305 for the period from inception to December 31, 2007.  Those statements were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to the cumulative financial information from inception of the development stage on January 1, 2004 to December 31, 2007, is based solely on the report of the other auditor.

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

In our opinion, based on our audits and the report of the other auditor, these financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended  December 31, 2009 and 2008 and for the period from inception of the development stage on January 1, 2004 to December 31, 2009 in conformity with generally accepted accounting principles in the United States of America.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in note 1 to the financial statements, the Company is a development stage company and has no established source of revenues.  These conditions raise substantial doubt about its ability to continue as going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

“SCHWARTZ LEVITSKY FELDMAN LLP”

Toronto, Ontario, Canada	Chartered Accountants
March 31, 2010	Licensed Public Accountants

1167 Caledonia Road
Toronto, Ontario M6A 2X1
Tel:  416 785 5353
Fax:  416 785 5663

SINOCUBATE INC.
 (A Development Stage Company)
BALANCE SHEETS
(audited)
(Stated in US dollars)

	December 31,
	2009	2008
ASSETS
Current
Cash	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current
Accounts payable and accrued liabilities	$—	$—
Notes payable

Capital stock
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding as of December 31, 2009
Common stock, $0.01 par value, 100,000,000 shares authorized 995,655 shares issued and outstanding as of December 31, 2009	996	996
Additional paid-in capital	2,334,665	2,282,641
Deficit	(1,305,454)	(1,305,454)
Deficit accumulated during the development stage	(1,030,207)	(978,183)

	$—	$—

SEE ACCOMPANYING NOTES

SINOCUBATE INC.
 (A Development Stage Company)
STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(Stated in US dollars)

	Twelve months ended		January 1, 2004 (Date of Inception of the Development Stage) to
	December 31,		December 31,
	2009	2008	2009
General and administrative expenses
Amortization	$—	$—	$27,077
Bad debt	—	—	525
Corporate promotion	—	—	13,920
Finance charges		16,112	27,397
Insurance		—	15,901
Interest on notes payable		11,220	34,648
Management and consultant fees	$24,020	65,755	314,374
Office supplies and services	4,504	3,428	47,744
Professional fees	23,500	50,810	309,517
Rent			16,311
Wages			84,258

Loss before other items	(52,024)	(147,325)	(891,672)

Other items
Loss on disposition of equipment		—	(15,028)
Write-down of intangible assets		—	(50,001)
Write-off of payables		73,607	73,607
Write-off of notes payable		—	14,823
Gain on settlement of lawsuit		—	44,445
Gain on sale of investment		31,874	31,874
Other income		42,530	42,530

Income (loss) from continuing operations	(52,024)	686	(725,402)

Operating loss from discontinued operations			(388,905)

Gain on sales of discontinued operations (Note 5)		78,436	108,120

Net income (loss)	$(52,024)	$79,122	$(1,030,207)

Basic and diluted income (loss) per

Common share – continuing operations	(0.05)	—
– discontinued operations	—	0.10
– total	(0.05)	0.10

Weighted average number of common share outstanding – basic and diluted	995,655	783,703

Comprehensive income (loss)
Net income (loss)	$(52,024)	$79,122	$(1,030,207)
Foreign currency translation adjustment		(5,213)	—
Total comprehensive income (loss)	$(52,024)	$73,909	$(1,030,207)

SEE ACCOMPANYING NOTES

SINOCUBATE INC.
 (A Development Stage Company)
STATEMENT OF CASH FLOWS
(audited)
(Stated in US dollars)

	Twelve months ended		January 1, 2004 (Date of Inception of the Development Stage) to

	December 31,		December 31,
	2009	2008	2009
Cash flows from operating activities
Net income (loss)	$(52,024)	$79,122	$(1,030,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Finance charges		16,102	27,387
Accrued interest on notes payable		7,986	31,414
Amortization		—	27,077
Accrued expenses and service costs assumed by majority shareholder	28,004	49,306	77,310
Foreign exchange effect on notes payable		(2,798)	5,303
Issuance of common stock for services			1,000
Stock-based compensation	24,020		28,480
Loss on disposition of equipment			225,184
Write-down of intangible assets			360,001
Write-off of payables		(73,607)	(73,607)
Write-off of notes payable			(18,729)
Gain on settlement of lawsuit			(44,445)
Gain on sale of discontinued operations		(78,436)	(108,121)
Gain on sale of investments		(31,874)	(31,874)
Other income		(42,530)	(42,530)
Changes in non-cash working capital items:
Accounts payable and accrued liabilities		10,013	143,521
Cash used in continuing operations		(66,716)	(422,836)
Discontinued operations		(362)	(171,213)

Net cash used in operating activities	—	(67,078)	(594,049)

Cash flows from investing activities
Proceeds from sale of subsidiary			1
Proceeds from assets disposition	—	—	5,458
Purchase of equipment			(5,808)
Net cash used in investing activities	—	—	(349)

Cash flows from financing activities
Settlement of notes payable	—	—	398,614
Proceeds from issuance of common stock	—	—	1,000

Net cash provided by financing activities	—	—	399,614

Effect of exchange rate changes on cash	—	805	(14,734)

Change in cash	—	(66,273)	(209,518)

Cash, beginning of period	—	66,273	209,518

Cash, ending of period	$—	$—	$—

SEE ACCOMPANYING NOTES

SINOCUBATE INC.
 (A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(audited)
(Stated in US dollars)

								Deficit
						Accumulated		Accumulated
				Additional		Other		During the
	Common Shares		Treasury	Paid-in	Subscriptions	Comprehensive		Development
	Number	Amount	Stock	Capital	Received	Income	Deficit	Stage	Total
May 3, 1989 (Inception) through December 31, 1997	60,022	$600	$—	$9,400	$—	$—	$(10,000)	$—	$—
Net loss	—	—	—	—	—	—	(148,931)	—	(148,931)
Shares issued for cash	180,000	1,800	—	148,200	2,000	—	—	—	152,000
Balance at December 31, 1998	240,022	2,400	—	157,600	2,000	—	(158,931)	—	3,069
Net loss	—	—	—	—	—	—	(511,587)	—	(511,587)
Foreign currency translation adjustment	—	—	—	—	—	(14,130)	—	—	(14,130)
Share issued for services	15,000	150	—	124,850	—	—	—	—	125,000
Subscription receivable	12,000	120	—	99,880	8,000	—	—	—	108,000
Share issued for intangible assets	15,000	150	—	124,850	—	—	—	—	125,000
Balance at December 31, 1999	282,022	2,820	—	507,180	10,000	(14,130)	(670,518)	—	(164,648)
Net loss	—	—	—	—	—	—	(339,063)	—	(339,063)
Foreign currency translation adjustment	—	—	—	—	—	18,885	—	—	18,885
Shares issued for cash	21,600	216	—	259,784	—	—	—	—	260,000
Shares issued for settlement of debt	4,500	45	—	174,955	—	—	—	—	175,000
Subscription receivable	600	6	—	9,994	(200)	—	—	—	9,800
Subscription received	30,000	300	—	499,700	(9,350)	—	—	—	490,650
Stock option benefit	—	—	—	14,235	—	—	—	—	14,235
Balance at December 31, 2000	338,722	3,387	—	1,465,848	450	4,755	(1,009,581)	—	464,859
Net loss	—	—	—	—	—	—	375,621	—	375,621
Foreign currency translation adjustment	—	—	—	—	—	13,629	—	—	13,629
Shares issued for cash	300	3	—	2,247	—	—	—	—	2,250
Subscription received	—	—	—	—	200	—	—	—	200
Stock option benefit	—	—	—	118,920	—	—	—	—	118,920
Repurchase of common stock for treasury	—	—	(270)	(6,611)	—	—	—	—	(6,881)
Balance at December 31, 2001	339,022	3,390	(270)	1,580,404	650	18,384	(633,960)	—	968,598
Net loss	—	—	—	—	—		(63,864)	—	(63,864)
Foreign currency translation adjustment	—	—	—	—		(1,155)		—	(1,155)
Shares issued for cash	4,500	45	—	33,705	—	—	—	—	33,750
Balance at December 31, 2002	343,522	$3,435	$(270)	$1,614,109	$650	$17,229	$(697,824)	$—	$937,329

SINOCUBATE INC.
 (A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(Stated in US dollars)

								Deficit
						Accumulated		Accumulated
				Additional		Other		During the
	Common Shares		Treasury	Paid-in	Subscriptions	Comprehensive		Development
	Number	Amount	Stock	Capital	Received	Income	Deficit	Stage	Total
Balance at December 31, 2002	343,522	3,435	(270)	1,614,109	650	17,229	(697,824)	—	937,329
Net loss	—	—	—	—	—	—	(607,630)	—	(607,630)
Foreign currency translation adjustment	—	—	—	—	—	1,752	—	—	1,752
Stock option benefit	—	—	—	11,800		—	—	—	11,800
Cancellation of agreement	—	—	—		(650)	—	—	—	(650)
Share issues for cash on exercise of options	12,000	120	—	11,880	—	—	—	—	12,000
Share issues for consulting services	45,000	450	—	49,675	—	—	—	—	50,125
Share issues for intangible assets	60,000	600	—	104,400	—	—	—	—	105,000
Share issued for software	60,000	600	—	53,400	—	—	—	—	54,000
Balance at December 31, 2003	520,522	5,205	(270)	1,845,264	—	18,981	(1,305,454)	—	563,726
Net loss	—	—	—	—	—	—	—	(795,364)	(795,364)
Foreign currency translation adjustment	—	—	—	—	—	(238)	—	—	(238)
Stock-based compensation	—	—	—	4,460	—	—	—	—	4,460
Shares issued for cash on exercise of options	1,000	10	—	990	—	—	—	—	1,000
Share issued for debt	140,000	1,400	—	68,600	—	—	—	—	70,000
Share issued for consulting services	2,000	20	—	980	—	—	—	—	1,000
Balance at December 31, 2004	663,522	6,635	(270)	1,920,294	—	18,743	(1,305,454)	(795,364)	(155,416)
Net loss	—	—	—	—	—	—	—	(54,416)	(54,416)
Foreign currency translation adjustment	—	—	—	—	—	(702)	—	—	(702)
Share issues for consulting services	18,000	180	—	8,820	—	—	—	—	9,000
Balance at December 31, 2005	681,522	6,815	(270)	1,929,114	—	18,041	(1,305,454)	(849,780)	(201,534)
Net loss	—	—	—	—	—	—	—	(36,575)	(36,575)
Foreign currency translation adjustment	—	—	—	—	—	563	—	—	563
Share issues for debt	50,000	500	—	24,500	—	—	—	—	25,000
Balance at December 31, 2006	731,522	$7,315	$(270)	$1,953,614	$—	$18,604	$(1,305,454)	$(886,355)	$(212,546)
Net loss	—	—	—	—	—	—	—	(170,950)	(170,950)
Discount on notes payable	—	—	—	20,573	—	—	—	—	20,573
Foreign currency translation adjustment	—	—	—	—	—	(13,391)	—	—	(13,391)
Balance at December 31, 2007	731,522	7,315	(270)	1,974,187	—	5,213	(1,305,454)	(1,057,305)	(376,314)
Issuance of new shares	284,637	2,846		267,559					270,405
Cancellation of shares	(20,504)	(205)	270	(65)					—
Services assumed by majority stockholder				32,000					32,000
Change in par value of common share from $0.01 per share to $0.001 per share		(8,960)		8,960
Net income	—	—	—	—	—	—	—	79,122	79,122
Foreign currency translation adjustment	—	—	—	—	—	(5,213)	—		(5,213)
Balance at December 31, 2008 (audited)	995,655	$996	$—	$2,282,641			$(1,305,454)	$(978,183)	$—
Services assumed by majority stockholder				28,004					28,004
Stock-based compensation				24,020					24,020
Net Loss								(52,024)	(52,024)
Balance at December 31, 2009 (audited)	995,655	$996	$—	$2,334,665	$—	$—	$(1,305,454)	$(1,030,207)	—

SEE ACCOMPANYING NOTES

SINOCUBATE INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS FROM DISCONTINUED OPERATIONS
(audited)
(Stated in US dollars)

	Twelve months ended		January 1, 2004 (Date of Inception of the Development Stage) to
	December 31,		December 31,
	2009	2008	2009

Amortization	$—	$—	$57,051
Management and consulting fees	—	—	165
Professional fees	—	—	5,606
Office supplies and services	—	—	9,581
Royalty, software and advertising	—	—	69,251
			(141,654)
Write-down of intangible assets	—	—	(155,000)
Forgiveness of debts	—	—	1,953
Loss on disposition of equipment	—	—	(105,078)
Incidental revenue	—	—	10,874

Operating income (loss) from discontinued operations	—	—	(388,905)

Gain on disposition of subsidiary	—	78,436	108,120

Net income (loss)	$—	$78,436	$(280,785)

SEE ACCOMPANYING NOTES

SINOCUBATE INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008

Note 1	Financial Statements and Going Concern Assumption

These audited financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these audited financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2009, the Company has accumulated losses of $2,335,661 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

Note 2	Nature of business

Since November 2008, the Company has sought to enter into contractual arrangements with entities that allows the Company to either purchase outright the assets and/or business operations of such entities or to enter into business arrangements, such as joint ventures or similar combinations with such entities to manage and operate such entities.  The Company is a development stage company as defined by the Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC 915, “Development Stage Entities.”

The Company was incorporated under the laws of the State of Florida on May 3, 1989 as Sparta Ventures Corp. and remained inactive until June 27, 1998.  The name of the Company was changed to Thermal Ablation Technologies Corporation on October 8, 1998 and then to Poker.com, Inc. on August 10, 1999.  On September 15, 2003, the Company changed its name to LegalPlay Entertainment Inc. and on November 8, 2006, the name of the Company was changed to Synthenol Inc.  Effective November 3, 2008, the Company merged with and into a wholly-owned subsidiary, SinoCubate, Inc., which remained the surviving entity of the merger.  SinoCubate was formed in the State of Nevada on September 11, 2008.  The merger resulted in a change of name of the Company from Synthenol Inc. to SinoCubate, Inc. and a change in the state of incorporation of the Company from Florida to Nevada.

On December 19, 2009, Viking Investments, LLC, an entity controlled and managed by Tom Simeo, the Company’s chairman, chief executive officer and president, announced a strategic partnership with Viking, whereby Viking, in exchange for a fee, and SinoCubate will work together and assist various business entities in the Peoples Republic of China  or the PRC in their endeavors to become publicly listed companies in the United States .  In connection with the strategic agreement, the Company was to newly issue 4,750,000 shares of the Company’s common stock to Viking in exchange for One Hundred Thousand (100,000) shares of common stock of Renhuang Pharmaceuticals, Inc. or Renhuang owned by Viking, and newly issue 15,000,000 shares of the Company’s common stock to Viking in exchange for entry into the strategic partnership agreement.  In connection with the foregoing transactions, Philip Wan and Yung Kong Chin were appointed directors and officers of the Company and were each granted warrants to purchase 50,000 shares of common stock of the Company at an exercise price of $0.26 per share exercisable in whole or in part at any time during the 3 years after issuance.  Effective, March 26, 2010, the parties elected to terminate the strategic partnership agreement and the directors and officers appointed thereby, Messrs. Wan and Chin, resigned as directors and officers of the Company and agreed not to exercise their warrants to purchase the Company’s shares. The Company has subsequently cancelled the warrants.  No shares were issued to Viking and neither the Company nor Viking has monetary or other demand on the other related to the cancellation.

SINOCUBATE INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008

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

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. The Company’s actual results could vary materially from management’s estimates and assumptions. Significant areas requiring the use of management estimates relate to the determination expected tax rates for future income tax recoveries and the warrants.

c)	Other Comprehensive Income

FASB ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the fiscal years ended December, 2009 and 2008, comprehensive income (loss) was ($52,024) and $73,909, respectively.

d)	Income Taxes

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

e)	Stock-Based Compensation

The Company may issue stock options to employees and stock options or warrants to non-employees in non-capital raising transactions for services and for financing costs. The Company has adopted ASC Topic 718 (formerly SFAS 123R), “Accounting for Stock-Based Compensation”, which establishes a fair value method of accounting for stock-based compensation plans. In accordance with guidance now incorporated in ASC Topic 718, the cost of stock options and warrants issued to employees and non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

The fair value of stock warrants was determined at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate, and dividend yield. The expected term represents the period of time that stock-based compensation awards granted are expected to be outstanding and is estimated based on considerations including the vesting period, contractual term and anticipated employee exercise patterns. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free rate is based on the U.S. Treasury yield curve in relation to the contractual life of stock-based compensation instrument. The dividend yield assumption is based on historical patterns and future expectations for the Company dividends.

Assumption used to estimate the fair value of stock warrants on the granted date are as follows:

Issuance Date	Expected volatility	Risk-free rate	Expected term (years)	Dividend yield
December 16, 2009	204.70%	0.11%	3	0.00%

The stock warrants granted during 2009 were exercisable immediately, the fair value on the grant date using the Black-Scholes option pricing model was $24,020, and have been recorded as compensation costs.

f)	Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) launched its Accounting Standards Codification (ASC or the Codification), the single source of nongovernmental authoritative generally accepted accounting principles in the United States (U.S. GAAP), and was effective for interim and annual periods ending after September 15, 2009. The Codification is a reorganization of U.S. GAAP into a topical format that eliminates the previous U.S. GAAP hierarchy. References to accounting standards in this Form 10-K refer to the relevant ASC topic. As the Codification was not intended to change or alter existing GAAP, it did not impact the Company’s financial condition, results of operations, or cash flows.

In April 2009, the FASB issued three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second update, as codified in ASC 320-10-65 established a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when t recognize a write-down through earnings. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal year and interim periods ending after June 15, 2009. There was no impact to the Company’s financial statements as a result of the adoption of these standards.

SINOCUBATE INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009

In the second quarter of 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The updated modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have an impact on the Company’s financial condition, results of operations, or cash flows.

In February 2010, the FASB issued ASU 2010-09, Subsequent Event (Topic 855) which removed the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. The Company has adopted the amendment and did not disclose the date through which subsequent events have been evaluated.

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13 Revenue Recognition (ASC 605): Multiple-Deliverable Revenue Arrangement, which changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (VSOE) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company does not expect the provisions of ASU No. 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued new standards in the ASC 820, Fair Value Measurements and Disclosures. These standard required new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standards also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. The new disclosures regarding Level 1 and 2 fair value measurements and clarification of existing disclosures are effective for the Company beginning with its first interim filing in 2010. The disclosures about the rollforward of information in Level 3 are required for the Company with its first interim filing in 2011. The Company does not expect the provisions of ASU No. 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued ASU No. 2010-01, Equity (ASC 505): Accounting for distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to ASC 505 clarifies the stock portion of a distribution to shareholders that allow them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying ASC 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU No. 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

Note 4	Related Party Transactions

On September 22, 2008, the Company entered into an agreement with Viking, (the Company’s majority shareholder which is in turn controlled by and managed by Tom Simeo, the Company’s chairman, chief executive officer and president), relating to the issuance of 284,637 new shares of the Company’s common stock to Viking in exchange for the release of Synthenol by Viking from an obligation to repay certain outstanding promissory notes and debt of Synthenol owing to Viking in the aggregate amount of $270,405 (inclusive of principal and interest) as reported on a Current Report on Form 8-K filed with the SEC on September 24, 2008.  The amount of the newly issued shares was determined by dividing $270,405 by $0.95 which price is equal to the price per share Viking paid for certain shares of Synthenol common stock pursuant to a stock purchase agreement dated as of August 15, 2008 described under Note 2. The transaction was recorded at exchange values.

On April 3, 2009, the Company entered into an agreement with Viking, providing that effective August 15, 2008, Viking will pay for any services performed on behalf of the Company by third parties until such time that Viking is no longer the majority shareholder of the Company.

SINOCUBATE INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008

For the fiscal year ended December 31, 2009, Viking assumed professional and other service fee in the aggregate amount of $28,004 on its own.  For the fiscal year ended December 31, 2008, Viking assumed professional and other service fee in the aggregate amount of $32,000 on its own.

On December 19, 2009, the Company announced a strategic partnership with Viking, whereby Viking, in exchange for a fee, and SinoCubate will work together and assist various business entities in the Peoples Republic of China  or the PRC in their endeavors to become publicly listed companies in the United States .  In connection with the strategic agreement, the Company was to newly issue 4,750,000 shares of the Company’s common stock to Viking in exchange for One Hundred Thousand (100,000) shares of common stock of Renhuang Pharmaceutical, Inc. or Renhuang owned by Viking, and newly issue 15,000,000 shares of the Company’s common stock to Viking in exchange for entry into the strategic partnership agreement.  In connection with the foregoing transactions, Philip Wan and Yung Kong Chin were appointed directors and officers of the Company and were each granted warrants to purchase 50,000 shares of common stock of the Company at an exercise price of $0.26 per share exercisable in whole or in part at any time during the 3 years after issuance.  Effective, March 26, 2010, the parties elected to terminate the strategic partnership agreement and the directors and officers appointed thereby, Messrs. Wan and Chin, resigned as directors and officers of the Company and agreed not to exercise their warrants to purchase the Company’s shares. The Company has subsequently cancelled the warrants.  No shares were issued to Viking and neither the Company nor Viking has monetary or other demand on the other related to the cancellation.

Note 5	Supplemental Cash Flow Information

			January 1,
			2004 (Date
			of
			Inception of
			the
			Development
	Fiscal years ended		Stage) to
	December 31,		December 31,
	2009	2008	2009
Cash paid for:
Interest	$—	$—	$—
Income taxes (recovery)	$—	$—	$(3,934)

Common shares issued to settle notes payable	$—	$—	$295,405
Expenses assumed by principal stockholders	$28,004	$32,000	$60,004

Note 6	Discontinued Operations

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

Proceeds	$1
Liabilities assumed by purchaser of Casino Marketing S.A. as of April 1, 2008	8,169
Liabilities assumed by purchaser of 564448 BC Ltd. as of April 1, 2008	70,267

Gain on sale of discontinued operations	78,437

SINOCUBATE INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009

Note 7	Income Tax

The Company’s deferred tax assets are as follows:

	2009	2008
Net operating loss carryforwards	$28,004	—
Statutory tax rate	34%	34%
Deferred tax asset	9,521	—
Valuation allowance	(9,521)	—
	$—	$—

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended December 31, 2009. For the year ended December 31, 2008, taxes on net income was offset by the application of tax loss carryforwards. Remaining tax loss carryforward prior to the acquisition of control has not been considered as a deferred tax asset as its availability to the continuing company is uncertain.  The Company has not filed its income tax returns for 2008 and 2009.

Note 8	Subsequent Event

Effective, March 26, 2010, the parties elected to terminate the strategic partnership agreement and the directors and officers appointed thereby, Messrs. Wan and Chin, resigned as directors and officers of the Company and agreed not to exercise their warrants to purchase the Company’s shares. The Company has subsequently cancelled the warrants.  No shares were issued to Viking and neither the Company nor Viking has monetary or other demand on the other related to the cancellation.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Management must evaluate its internal controls over financial reporting, as required by Sarbanes-Oxley Act Section 404 (a). The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles or GAAP.

As of December 31, 2009, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of the Company’s internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's chief financial officer in connection with the audit of the Company’s financial statements as of December 31, 2009 and communicated the matters to the Company’s management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company's financial results. However, management believes that the lack of outside directors on the Company's board of directors can resulting in oversight in the establishing and monitoring of required internal controls and procedures which can affect the process of preparing Company's financial statements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the financial reporting department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the financial reporting department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the Company may encounter in the future.

Management will continue to monitor and evaluate the effectiveness of its internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Item 9A.	Controls and Procedures.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers

The name of the current officers and directors of the Company as well as certain information about them are set forth below:

Name	Age	Position
Tom Simeo	57	Director/CEO/Treasurer
Philip Wan	45	Director
Yung Kong Chin	56	Director
Elle Zhong	35	Secretary

Background of Officers and Directors

Tom Simeo.  Mr. Simeo has been the Company’s chief executive officer and a director since August 15, 2008, when Viking Investments Group LLC acquired control of the Company.  Mr. Simeo has been the chairman of the board of directors of the Company since August 2008.  Mr. Simeo, a corporate lawyer and investment banker, is the founder and managing partner of Viking Investments Group LLC. a Delaware limited liability company established in 1993.  Between 1990 and 1993, Mr. Simeo advised on the financing and private acquisition of state owned companies in former Soviet Bloc countries.  During the years of 1993 through 2004, Mr. Simeo initiated, advised and helped structure investments in United States to foreign private and publicly listed companies.  From early 1980's through 1990, Mr. Simeo was a practicing lawyer in Sweden.  Mr. Simeo is a graduate Jur. kand. (Am. LL.M equivalent) from the University of Lund, Sweden.  Mr. Simeo also studied law at Stockholm University and International Economy at Uppsala University in Sweden.  Mr. Simeo is not a director of any other public company and he devotes only a limited amount of time to the affairs of the Company.

Philip Wan.   On December 19, 2009, in connection with a strategic partnership with Viking Investments Group, LLC, Mr. Wan was appointed as a director and officer of the Company.  Prior to joining the Company as a director and vice-president Legal, China Officer, Mr. Wan was with Linkasia Lawyers, a firm based in Shanghai China from 2001 where he became a partner in 2002. LinkAsia is a Chinese law firm with more than 120 lawyers and 30 partners in Shanghai, Beijing and Shenzhen. Over the last decade, Mr. Wan has been practicing law and providing consulting services to international clients and diverse investment projects. These projects have mostly involved cross board investments that pertained to telecommunications, power plants, civic infrastructure, energy and natural resource industries and green-tech projects. Mr. Wan was a legal counsel for 6 years in early 1990’s at Emerson Network Power and Schneider Electrical Investment China. During the years 2004-2008, Mr. Wan served as the China chief executive officer of Linkasia Capital LLP, and managed diverse funds in China and Asia, including private equity funds, mutual funds, and venture capital funds. Some of the significant investment projects that he participated in include, joint venture (Merlin-Gerlin Electronics Tianjin, Schneider China Investment), business formation and outsourcing (Libert-Emerson Network, Saha International), venture capital investment (Shanghai Tourism Web), private equity investment (China AME fund), M&A (Vivax Asia), Corporate restructuring (Shanghai GSY). Mr. Wan also extensive experience from Chinese privately owned companies with their foreign IPO listing endeavors on OTCBB and NASDAQ (US listings), ASE (Australian listings), and  AIM (United Kingdom listings).  Mr. Wan is a director of China M&A Association, and a director of the Climate Change Committee of China New Chamber of Commerce. He served as the China legal counsel for Standard & Poor’s Vista Research in 2007-2008.  He is also a frequent speaker at several international conferences including the International Bar Association, Asia Pacific Law Society and SNP’s Vista Society of Industrial Leaders. Mr. Wan graduated with an n LLB from Fudan University (Shanghai, China) and a LLM from Victoria University of Wellington (New Zealand). During 1999-2000, Mr. Wan was a visiting research follower of the NYU Pollack Center for Law & Business. Mr. Wan is not a director of any other public company.  Mr. Wan resigned as a director and officer of the Company on March 25, 2010.

Yung Kong Chin.  On December 19, 2009, in connection with a strategic partnership with Viking Investments Group, LLC, Mr. Chin was appointed as a director and officer of the Company.  Prior to joining the Company as a director and vice-president Senior Analyst China, Mr. Chin was, between the years of 2007 and 2009, a financial advisory consultant devoting most of his time advising Chinese clients on financial restructuring, pre-audit before going public and pre-IPO investments and on the process of going public in the United States. Between the years of 2003 and 2009, Mr. Chin served as president, chief executive officer, chief financial officer and director of QMIS Capital Finance Pty. Ltd. in Singapore and QMIS Capital Finance Investment Inc. From 1995 to 2002, Mr. Chin was financial controller for the Kwok Group Company in China. Mr. Chin was a practicing auditor and Certified Public Accountant (CPA) with Foo Kon & Tan in Singapore between the years of 1990 and 1994, and with Hanafiah Raslan & Mohmad in Malaysia from 1984 to 1989. Mr. Chin still maintains his membership as a CPA member with the Chartered Association of Certified Accountants (FCCA) in the United Kingdom (UK) and is a Fellow Member of The Association of International Accountants in the UK (FAIA). Mr. Chin graduated from the University of Hull in the United Kingdom with a Masters of Finance. Mr. Chin is not a director of any other public company. Mr. Chin resigned as a director and officer of the Company on March 3, 2010.

Elle Zhong.  On December 19, 2009, in connection with a strategic partnership with Viking Investments Group, LLC, Ms. Zhong was appointed as secretary of the Company.  Ms. Elle Zhong is currently employed by Viking Investments Shanghai office as the General Manager, which position she held from June 2008.  Her responsibilities include to handle and oversee the day to day operations of the office and to manage up to ten individuals in the office and the external sourcing teams in China.  Prior to joining Viking Investments Ms. Zhong was, between July 2004 and April 2008, a sourcing supervisor with Threesixty Sourcing Ltd (USA).  Her main responsibilities were to oversee and manage a source team related to quality control of the Chinese operations and to act as the liaison between the head quarter in Canada and the Chinese counterparts.  Between July 2001 and January 2004 Ms. Zhong was employed by Reitmans (Canada) in their Shanghai office where she was a client coordinator and worked with senior management and coordinated with clients and the main office in Canada. Ms. Zhong is a graduate in Business Administration from Shanghai Engineering Technology University. Ms. Zhong resigned as secretary of the Company on March 23, 2010.

Family Relationships

There are no family relationships between any of the Company’s officers and directors.

Audit Committee and Audit Committee Financial Expert

The Company does not currently have an audit committee financial expert, nor does it have an audit committee. The Company’s entire board of directors handles the functions that would otherwise be handled by an audit committee. The Company does not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on its board and who would be willing to act as an audit committee financial expert. As its business expands and as it appoints others to its board of directors, the Company expects that it will seek a qualified independent expert to become a member of its board of directors. Before retaining any such expert the Company’s board would make a determination as to whether such person is independent.

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

Compliance with Section 16(A) of the Exchange Act

Upon appointment as directors of the Company, initial statement of beneficial ownership on Form 3 were not filed for Philip Tan and Yung Kong Chin nor was there annual changes to beneficial ownership on Form 5 filed for Messrs. Tan and Chin.  Other than the foregoing, to the best of the knowledge of the Company’s chief executive officer, persons who beneficially owned more than ten percent of the Company’s common stock filed timely reports in compliance with Section 16(a).

Item 11.	Executive Compensation

Summary Compensation Table— Fiscal Years Ended December 31, 2009 and 2008

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.  No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tom Simeo (1)	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0
Richard Xu (2)	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0
Philip Wan (3)	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0
Yung Kong Chin (4)	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

Narrative to Summary Compensation Table

1.
In connection with the consummation of a stock purchase transaction and a change of control of the Company on August 15, 2008, Mr. Simeo became the Company's chief executive officer effective on that date and elected as a director of the Company effective on August 25, 2008.

2.
In connection with the consummation of a stock purchase transaction and a change of control of the Company on August 15, 2008, Mr. Xu became the Company's President, Treasurer, and Secretary became effective on that date and elected as a director of the Company effective August 25, 2008.  Mr. Xu resigned effective March 23, 2009 as a director and from all the offices he held in the Company.

3.
In connection with a strategic partnership agreement between the Company and Viking Investments LLC announced December 19, 2009, Philip Wan became a director and officer of the Company and was granted warrants to purchase 50,000 shares of common stock of the Company at an exercise price of $0.26 per share exercisable in whole or in part at any during the 3 years after issuance.  In connection with the cancellation of the strategic partnership agreement, Mr. Wan resigned as director and officer of the Company on March 25, 2010 and agreed not to exercise his warrants.  The Company subsequently cancelled the warrants.

4.
In connection with a strategic partnership agreement between the Company and Viking Investments LLC announced December 19, 2009, Yung Kong Chin became a director and officer of the Company and was granted warrants to purchase 50,000 shares of common stock of the Company at an exercise price of $0.26 per share exercisable in whole or in part at any during the 3 years after issuance.  In connection with the cancellation of the strategic partnership agreement, Mr. Chin resigned as director and officer of the Company on March 3, 2010 and agreed not to exercise his warrants.  The Company subsequently cancelled the warrants.

Compensation of Directors

Directors of the Company may be reimbursed for any out-of-pocket expenses incurred by them for each regular or special meeting attendance. The Company presently has no pension, health, annuity, insurance or profit sharing plans.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2009, the Company did not maintain an equity incentive plan or other plan, including but not limited to bonus, deferred compensation or retirement plan under which the Company’s securities may be issued to its named executive officers as compensation.

Employment Agreements

No person has entered into any employment or similar agreement with the Company.  It is not anticipated that the Company will enter into any employment or similar agreement unless in conjunction with or following completion of a business combination.

Compensation of Directors

No director of the Company was compensated as such during the fiscal years ended December 31, 2009 and 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of the Company’s common stock as of February 26, 2010 (i) by each person who is known by us to beneficially own more than 5% of the Company’s common stock; (ii) by each of its officers and directors; and (iii) by all of its officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of SinoCubate, Inc., 65  Broadway, 7th Floor, New York, New York 10006.

Title of Class	Name & Address of Beneficial Owner	Amount & Nature of Beneficial Ownership (1)	Percent of Class (2)
Officers and Directors as a Group

Common Stock, $0.001 par value	Tom Simeo	0 (3)	*%

Common Stock, $0.001 par value	Richard Xu	0	*%

Common Stock, $0.001 par value	Yung Kong Chin	0(4)	*%

Common Stock, $0.001 par value	Philip Wan	0(5)	*%

	All officers and directors as group (4 persons named above)	0	*%

5% Securities Holder
Common Stock, $0.001 par value	Viking Investments Group, LLC	632,157 (6)	63.5%

Common Stock, $0.001 par value	Cede & Co. P.O. Box 222 Bowling Green Station, New York, New York 10006	342,230(7)	34.4%

*Less than 1%

1.
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of the Company’s common stock.

2.
A total of 995,655 shares of the Company’s common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1).  For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

3.	On August 21, 2008, Tom Simeo filed a Form 3 with the SEC stating that he has no beneficial ownership in any shares of the Company.

4.
On December 16, 2009, the Company issued 50,000 warrants at an exercise price of $0.26 per share to Yung Kong Chin exercisable in whole or in part at any time during the 3 years after issuance.  In connection with his resignation as a director and officer of the Company on March 3, 2010, Mr. Chin agreed not to exercise the warrants and the warrants were cancelled by the Company.

5.
On December 16, 2009, the Company issued 50,000 warrants at an exercise price of $0.26 per share to Philip Wan exercisable in whole or in part at any time during the 3 years after issuance.  In connection with his resignation as a director and officer of the Company on March 25, 2010, Mr. Chin agreed not to exercise the warrants and the warrants were cancelled by the Company.

6.	Confirmed by the Company’s transfer agent as of February 26, 2010.

7.	Confirmed by the Company’s transfer agent as of February 26, 2010.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of the Company securities, which may result in a change of control of the Company.

Item 13.	Certain Relationships and Related Transactions

Related Transaction

On September 22, 2008, the Company entered into an agreement with Viking, (the Company’s majority shareholder which is in turn controlled by and managed by Tom Simeo, the Company’s chairman, chief executive officer and president), relating to the issuance of 284,637 new shares of the Company’s common stock to Viking in exchange for the release of Synthenol by Viking from an obligation to repay certain outstanding promissory notes and debt of Synthenol owing to Viking in the aggregate amount of $270,405 (inclusive of principal and interest) as reported on a Current Report on Form 8-K filed with the SEC on September 24, 2008.  The amount of the newly issued shares was determined by dividing $270,405 by $0.95 which price is equal to the price per share Viking paid for certain shares of Synthenol common stock pursuant to a stock purchase agreement dated as of August 15, 2008. The transaction was recorded at exchange values.

On April 3, 2009, the Company entered into an agreement with Viking, providing that effective August 15, 2008, Viking will pay for any services performed on behalf of the Company by third parties until such time that Viking is no longer the majority shareholder of the Company.

For the fiscal year ended December 31, 2009, Viking assumed professional and other service fee in the aggregate amount of $28,004 on its own.  For the fiscal year ended December 31, 2008, Viking assumed professional and other service fee in the aggregate amount of $32,000 on its own.

On December 19, 2009, the Company announced a strategic partnership with Viking, whereby Viking, in exchange for a fee, and SinoCubate will work together and assist various business entities in the Peoples Republic of China  or the PRC in their endeavors to become publicly listed companies in the United States .  In connection with the strategic agreement, the Company was to newly issue 4,750,000 shares of the Company’s common stock to Viking in exchange for One Hundred Thousand (100,000) shares of common stock of  Renhuang Pharmaceuticals, Inc. or Renhuang owned by Viking, and newly issue 15,000,000 shares of the Company’s common stock to Viking in exchange for entry into the strategic partnership agreement.  In connection with the foregoing transactions, Philip Wan and Yung Kong Chin were appointed directors and officers of the Company and were each granted warrants to purchase 50,000 shares of common stock of the Company at an exercise price of $0.26 per share exercisable in whole or in part at any time during the 3 years after issuance.  Effective, March 26, 2010, the parties elected to terminate the strategic partnership agreement and the directors and officers appointed thereby, Messrs. Wan and Chin, resigned as directors and officers of the Company and agreed not to exercise their warrants to purchase the Company’s shares. The Company has subsequently cancelled the warrants.  No shares were issued to Viking and neither the Company nor Viking has monetary or other demand on the other related to the cancellation.

Indebtedness of Management

Other than as disclosed, there were no material transactions, series of similar transaction, current  transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $120,000 or 1% of the Company’s total assets as of December 31, 2009 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 14.	Principal Accounting Fees and Services

1.      Audit Fees

Fees paid to its auditors for  auditing and review of the Company’s annual financial statements included in the Company’s annual reports on Form 10-K and quarterly reports on Form 10Q for services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years, are as follows:

	2009	2008
Schwartz Levitsky Feldman LLP	$16,000	$25,000
Dale Matheson Carr-Hilton LaBonte LLP	$-	$4,000

2.      Audit-Related Fees

There were no additional fees billed in each of the last two fiscal years for assurance and related services by the principal accountant, Schwartz Levitsky Feldman LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A.

3.      Tax Fees

There were no professional services rendered by the principal accountant, Schwartz Levitsky Feldman LLP for tax compliance, tax advice and tax planning.

4.      All Other Fees

There were no additional aggregate fees billed in each of the last two fiscal years for products and services provided by any of Schwartz Levitsky Feldman LLP or Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants, other than the services reported in Item 9(e)(1) through 9(e)(3) of Schedule 14A.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)           Exhibits

Exhibit Number	Description
10.1*	Obligation Agreement between SinoCubate Inc. and Viking Investments Group, LLC. dated April 3, 2009 [Filed as Exhibit 10.4 to an Annual Report on Form 10-K filed with SEC on April 14, 2009].

10.2*
Share Partnership Agreement between SinoCubate Inc. and Viking Investments Group, LLC dated December 19, 2009 [Filed as Exhibit 10.1 to a Current Report on Form 8-K filed with SEC on December 21, 2009].

10.3	Cancellation of Strategic Partnership Agreement between SinoCubate Inc. and Viking Investments Group, LLC. dated March 26, 2010.

17.1	Letter of Resignation of Yung Kong Chin

17.2	Letter of Resignation of Philip Wan

31.1	Section 302 Certification of Tom Simeo Chief Executive Officer and Treasurer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended for Tom Simeo, Chief Executive Officer and Treasurer.

*previously filed.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINOCUBATE, INC. (Registrant)

/s/ Tom Simeo	Date: April 2, 2010
Tom Simeo Chief Executive Officer, Director and Treasurer

In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tom Simeo	Date: April 2, 2010
Tom Simeo Chief Executive Officer, Director and Treasurer