Form 10-Q
period 2010-03-31
SinoCubate, Inc
filed 2010-05-13
CIK 1102432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2010

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

Yes  ☐ No  ☐    Not Applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of March 31, 2010 was 995,655.

SINOCUBATE, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets	F-2

Statement of Operations and Comprehensive Loss	F-3

Statement of Cash Flows	F-4

Statement of Stockholders’ Deficiency	F-5 - F-7

Notes to Financial Statements	F-8

PART I – FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

SINOCUBATE, INC.
 (A Development Stage Company)
BALANCE SHEETS
(Unaudited)
(Stated in US Dollars)

	March 31,	December 31,
	2010(unaudited)	2009(audited)

ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	—	—

Capital stock	—	—
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding as of 03/31/2010	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 995,655 shares issued and outstanding as of 03/31/2010	996	996
Additional paid-in capital	2,338,665	2,334,665
Deficit	(1,305,454)	(1,305,454)
Deficit accumulated during the development stage	(1,034,207)	(1,030,207)

	$—	$—
SEE ACCOMPANYING NOTES

SINOCUBATE, INC.
 (A Development Stage Company)
STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(Stated in US Dollars)
	Three months ended		January 1, 2004 (Date of Inception of the Development Stage) to
	March 31,		March 31,
	2010	2009	2010
General and administrative expenses
Amortization	$-	$-	$27,077
Bad debt	-	-	525
Corporate promotion	-	-	13,920
Finance charges	-	-	27,397
Insurance	-	-	15,901
Interest on notes payable	-	-	34,648
Management and consultant fees	-	-	314,374
Office supplies and services	1,000	-	48,744
Professional fees	3,000	5,802	312,517
Rent	-	-	16,311
Wages	-	-	84,258

Loss before other items	(4,000)	(5,802)	(895,672)

Other items
Loss on disposition of equipment	-	-	(15,028)
Write-down of intangible assets	-	-	(50,001)
Write-off of payables	-	-	73,607
Write-off of notes payable	-	-	14,823
Gain on settlement of lawsuit	-	-	44,445
Gain on sale of investment	-	-	31,874
Other income	-	-	42,530

Income (loss) from continuing operations	(4,000)	(5,802)	(753,422)

Operating loss from discontinued operations	-	-	(388,905)

Gain on sales of discontinued operations	-	-	108,120

Net income (loss)	$(4,000)	$(5,802)	$(1,034,207)

Basic and diluted income (loss) per
Common share – continuing operations	(0.004)	(0.01)

Weighted average number of common share outstanding – basic and diluted	995,655	995,655

Comprehensive income (loss)
Net income (loss)	$(4,000)	$(5,802)	$(1,034,207)
Foreign currency translation adjustment	-	-	-
Total comprehensive income (loss)	$(4,000)	$(5,802)	$(1,034,207)
SEE ACCOMPANYING NOTES

SINOCUBATE, INC.
 (A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in US Dollars)

	Three months ended		January 1, 2004 (Date of Inception of the Development Stage) to
	March 31,		March 31,
	2010	2009	2010
Cash flows from operating activities
Net income (loss)	$(4,000)	$(5,802)	$(1,034,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Finance charges	—	-	27,387
Accrued interest on notes payable	—	-	31,414
Amortization	—	—	27,077
Accrued expenses and costs assumed by majority shareholder	4,000	5,802	81,310
Foreign exchange effect on notes payable	—	-	5,303
Issuance of common stock for services	—	—	1,000
Stock-based compensation	—	—	28,480
Loss on disposition of equipment	—	—	225,184
Write-down of intangible assets	—	—	360,001
Write-off of payables	—	—	(73,607)
Write-off of notes payable	—	—	(18,729)
Gain on settlement of lawsuit	—	—	(44,445)
Gain on sales of discontinued operations	—	—	(108,121)
Gain on sale of investments	—	—	(31,874)
Other income	—	—	(42,530)
Changes in non-cash working capital items:
Accounts payable and accrued liabilities	—	—	143,521
Cash used in continuing operations	—	—	(422,836)
Discontinued operations	—	—	(171,213)

Net cash used in operating activities	—	—	(594,049)

Cash flows from investing activities
Proceeds from sale of subsidiary	—	—	1
Proceeds from assets disposition	—	—	5,458
Purchase of equipment		—	(5,808)
Net cash used in investing activities	—	—	(349)

Cash flows from financing activities
Settlement of notes payable	—	—	398,614
Proceeds from issuance of common stock	—	—	1,000
Net cash provided by financing activities	—	—	399,614

Effect of exchange rate changes on cash	—	—	(14,734)
Change in cash	—	—	(209,518)
Cash, beginning of period	—	—	209,518
Cash, ending of period	$—	$—	$—

INOCUBATE, INC.
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
SEE ACCOMPANYING NOTES

SINOCUBATE, INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(Stated in US Dollars)
								Deficit
						Accumulated		Accumulated
				Additional		Other		During the
	Common Shares		Treasury	Paid-in	Subscriptions	Comprehensive		Development
	Number	Amount	Stock	Capital	Received	Income	Deficit	Stage	Total
Balance at December 31, 2006	731,522	$7,315	$(270)	$1,953,614	$-	$18,604	$(1,305,454)	$(886,355)	$(212,546)
Net loss	-	-	-	-	-	-	-	(170,950)	(170,950)
Discount on notes payable	-	-	-	20,573	-	-	-	-	20,573
Foreign currency translation adjustment	-	-	-	-	-	(13,391)	-	-	(13,391)
Balance at December 31, 2007	731,522	7,315	(270)	1,974,187	-	5,213	(1,305,454)	(1,057,305)	(376,314)
Issuance of new shares	284,637	2,846		267,559					270,405
Cancellation of shares	(20,504)	(205)	270	(65)					-
Donation from majority stockholder				32,000					32,000
Change in par value of common share from $0.01 per share to $0.001 per share		(8,960)		8,960
Net income	-	-	-	-	-	-	-	79,122	79,122
Foreign currency translation adjustment	-	-	-	-	-	(5,213)	-		(5,213)
Balance at December 31, 2008 (audited)	995,655	$996	$—	$2,334,665	$—	$—	$(1,305,454)	$(1,030,207)	$—
Donation from by majority stockholder				28,004					28,004
Stock-based Compensation				24,020					24,020
Net Loss								(52,024)	(52,024)
Balance at December 31, 2009 (audited)	995,655	$996	$—	$2,334,665	$—	$—	$(1,305,454)	$(1,030,207)	—
Donation from majority stockholder				4,000			—		4,000
Net Loss							—	(4,000)	(4,000)
Balance at March 31, 2010(unaudited)	995,655	$996	—	$2,338,665	—	—	(1,305,454)	(1,034,207)	—

SEE ACCOMPANYING NOTES

SINOCUBATE, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 1       Interim Financial Statements

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles or GAAP for interim financial information and with the instructions to Form 10-Q as promulgated by the Securities and Exchange Commission or the SEC.  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-K of the Company for the year ended December 31, 2009.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Note 2       Nature of business and going concern

Since November 2008, the Company has sought to enter into contractual arrangements with entities that allow the Company to either purchase outright the assets and/or business operations of such entities or to enter into business arrangements, such as joint ventures or similar combinations with such entities to manage and operate such entities.  The Company is a development stage company as defined by the Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC 915, “Development Stage Entities.”

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

SINOCUBATE, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

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

These financial statements have been prepared in accordance with GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At March 31, 2010, the Company has accumulated losses of $2,339,661 since its inception and expects to incur further losses in the development of its business, both of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s current business plan is to seek, investigate, and, if warranted, enter into contractual arrangements with entities that enables the Company to either purchase outright the assets and and/or business operations of such entities or to enter into business arrangements, such as joint ventures or similar combinations with such entities to manage and operate such entities as affiliated entities of the Company.

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

c)      Income Taxes

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

d)      Stock-Based Compensation

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

Assumption used to estimate the fair values of stock warrants on the grant date are as follows:

Issuance Date	Expected volatility	Risk-free rate	Expected term (years)	Dividend yield
December 16, 2009	204.70%	0.11%	3	0.00%

The stock warrants granted during 2009 were exercisable immediately, the fair value on the grant date using the Black-Scholes option pricing model was $24,020, and have been recorded as compensation costs.

e)      Recent Accounting Pronouncements

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

In January 2010, the FASB issued new standards in the ASC 820, Fair Value Measurements and Disclosures. These standard required new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. The new disclosures regarding Level 1 and 2 fair value measurements and clarification of existing disclosures are effective for the Company beginning with its first interim filing in 2010. The disclosures about the roll forward of information in Level 3 are required for the Company with its first interim filing in 2011. The Company does not expect the provisions of ASU No. 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

Note 4       Related Party Transactions

On April 3, 2009, the Company entered into an agreement with Viking, providing that effective August 15, 2008, Viking will pay for any services performed on behalf of the Company by third parties until such time that Viking is no longer the majority shareholder of the Company.

For the quarter-ended March 31, 2010, Viking assumed professional and other service fee in the aggregate amount of $4,000 as its own.  For the quarter-ended March 31, 2009, Viking assumed professional and other service fee in the aggregate amount of $5,802 as its own.

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

Note 5       Supplemental Cash Flow Information

	Three months ended March 31,		January 1, 2004 (Date of Inception of the Development Stage) to March 31,
	2010	2009	2010

Cash paid for:
Interest	$-	$-	$-
Income taxes (recovery)	$-	$-	$(3,934)

Common shares issued to settle notes payable	$-	$-	$295,405
Expenses assumed by principal stockholders	$4,000	$5,802	$64,004

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Three months ended March 31, 2010 compared to the Three months ended March 31, 2009

Liquidity and Capital Resources

At March 31, 2010 and March 31, 2009, the Company had no cash holding or working capital.  The Company is in immediate need of further working capital and options may be considered with respect to financing in the form of debt, equity or a combination thereof.

The ability of the Company to continue as a going concern and fund its operations through the remainder of 2010 is contingent upon being able to raise funds through either equity or debt financing or a combination of both.

Revenue

The Company had no net sales at March 31, 2010 or March 31, 2009.

Expenses

The operating expenses decreased by $1,802 to $4,000 in the current three month period ended March 31, 2010, from $5,802 for the corresponding period in 2009.  The decrease was mainly due to lower consulting fees for the Company’s quarterly filings with the SEC.

Net Loss

The Company incurred a net loss of $4,000 at March 31, 2010 compared with net loss of $5,802 at March 31, 2009.  The decrease in net loss was mainly due to less consulting fees in the first quarter of 2010 compared to the same period of 2009.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010 have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

During the three-months ended March 31, 2010, management took steps to improve the internal controls over financial reporting by (1) searching for outside directors to establish an effective audit committee, (2) utilizing existing office staff in order to remedy the segregation of duties deficiencies, (3) writing accounting and financial reporting procedures to comply with the requirements of GAAP and SEC disclosures, and (4) following the newly written accounting and financial reporting procedures in (3) which tightens the control over the period ends.

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

SINOCUBATE, INC.
(Registrant)

/s/ Tom Simeo	Date: May 13, 2010
Tom Simeo Chief Executive Officer, Treasurer Director and Secretary