Form 10-Q
period 2010-06-30
SinoCubate, Inc
filed 2010-08-12
CIK 1102432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2010

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

Yes  ☐ No  ☐    Not Applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of June 30, 2010 was 995,655.

SINOCUBATE, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets	F-2

Statement of Operations and Comprehensive Loss	F-3

Statement of Cash Flows	F-4

Statement of Stockholders’ Deficiency	F-5 - F-7

Notes to Financial Statements	F-8

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SINOCUBATE, INC.
 (A Development Stage Company)
BALANCE SHEETS
(Unaudited)
(Stated in US Dollars)

	June 30,	December 31,
	2010(unaudited)	2009(audited)

ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	—	—

Capital stock	—	—
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding as of 06/30/2010	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 995,655 shares issued and outstanding as of 06/30/2010	996	996
Additional paid-in capital	2,342,665	2,334,665
Deficit	(1,305,454)	(1,305,454)
Deficit accumulated during the development stage	(1,038,207)	(1,030,207)

	$—	$—
SEE ACCOMPANYING NOTES

SINOCUBATE, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(Stated in US Dollars)

	Three months ended, June 30		Six months ended June 30,			January 1, 2004 (Date of Inception of the Development Stage) to June 30,
	2010	2009	2010	2009		2010
General and administrative expenses
Amortization	$-	$-	$-	$-		$27,077
Bad debt	-	-	-	-		525
Corporate promotion	-	-	-	-		13,920
Finance charges	-	-	-	-		27,397
Insurance		-	-		-	15,901
Interest on notes payable	-	-	-	-	-	34,648
Management and consultant fees	-	-	-		- -	314,374
Office supplies and services	1,000	-	2,000		-	49,744
Professional fees	3,000	4,000	6,000	9,802		315,517
Rent	-	-	-	-		16,311
Wages	-		-	-		84,258

Loss before other items	(4,000)	(4,000)	(8,000)	(9,802)		(899,672)

Other items
Loss on disposition of equipment	-	-	-	-		(15,028)
Write-down of intangible assets		-	-	-		(50,001)
Write-off of payables	-	-	-	-		73,607
Write-off of notes payable	-	-	-	-		14,823
Gain on settlement of lawsuit	-	-	-	-		44,445
Gain on sale of investment	-	-	-	-		31,874
Other income	-	-	-	- -		42,530

Income (loss) from continuing operations	(4,000)	(4,000)	(8,000)	(9,802)		(757,422)

Operating loss (income) from discontinued operations	-	-	-	-		(388,905)

Gain on sales of discontinued operations	-	-	-	-		108,120

Net income (loss)	$(4,000)	$(4,000)	$(8,000)	$(9,802)		$(1,038,207)

Basic and diluted income (loss) per Common share – continuing operations	(0.004)	(0.004)	(0.008)	(0.01)

Weighted average number of common share outstanding – basic and diluted	995,655	995,655	995,655	995,655

Comprehensive income (loss)
Net income (loss)	$(4,000)	$(4,000)	$(8,000)	$(9,802)		$(1,038,207)
Foreign currency translation adjustment	-	-	-	-		-
Total comprehensive income (loss)	$(4,000)	$(4,000)	$(8,000)	$(9,802)		$(1,038,207)

SEE ACCOMPANYING NOTES

SINOCUBATE, INC.
 (A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in US Dollars)

	Six months ended		January 1, 2004 (Date of Inception of the Development Stage) to
	June 30,		June 30,
	2010	2009	2010
Cash flows from operating activities
Net income (loss)	$(8,000)	$(9,802)	$(1,038,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Finance charges	—	-	27,387
Accrued interest on notes payable	—	-	31,414
Amortization	—	—	27,077
Accrued expenses and costs assumed by majority shareholder	8,000	9,802	85,310
Foreign exchange effect on notes payable	—	-	5,303
Issuance of common stock for services	—	—	1,000
Stock-based compensation	—	—	28,480
Loss on disposition of equipment	—	—	225,184
Write-down of intangible assets	—	—	360,001
Write-off of payables	—	—	(73,607)
Write-off of notes payable	—	—	(18,729)
Gain on settlement of lawsuit	—	—	(44,445)
Gain on sales of discontinued operations	—	—	(108,121)
Gain on sale of investments	—	—	(31,874)
Other income	—	—	(42,530)
Changes in non-cash working capital items:
Accounts payable and accrued liabilities	—	—	143,521
Cash used in continuing operations	—	—	(422,836)
Discontinued operations	—	—	(171,213)

Net cash used in operating activities	—	—	(594,049)

Cash flows from investing activities
Proceeds from sale of subsidiary	—	—	1
Proceeds from assets disposition	—	—	5,458
Purchase of equipment		—	(5,808)
Net cash used in investing activities	—	—	(349)

Cash flows from financing activities
Settlement of notes payable	—	—	398,614
Proceeds from issuance of common stock	—	—	1,000
Net cash provided by financing activities	—	—	399,614

Effect of exchange rate changes on cash	—	—	(14,734)
Change in cash	—	—	(209,518)
Cash, beginning of period	—	—	209,518
Cash, ending of period	$—	$—	$—

SINOCUBATE, INC.
 (A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(Unaudited)
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
SEE ACCOMPANYING NOTES

SINOCUBATE, INC.
 (A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(Unaudited)
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

SEE ACCOMPANYING NOTES

SINOCUBATE, INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(Unaudited)
(Stated in US Dollars)

								Deficit
						Accumulated		Accumulated
				Additional		Other		During the
	Common Shares		Treasury	Paid-in	Subscriptions	Comprehensive		Development
	Number	Amount	Stock	Capital	Received	Income	Deficit	Stage	Total
Balance at December 31, 2006	731,522	$7,315	$(270)	$1,953,614	$-	$18,604	$(1,305,454)	$(886,355)	$(212,546)
Net loss	-	-	-	-	-	-	-	(170,950)	(170,950)
Discount on notes payable	-	-	-	20,573	-	-	-	-	20,573
Foreign currency translation adjustment	-	-	-	-	-	(13,391)	-	-	(13,391)
Balance at December 31, 2007	731,522	7,315	(270)	1,974,187	-	5,213	(1,305,454)	(1,057,305)	(376,314)
Issuance of new shares	284,637	2,846		267,559					270,405
Cancellation of shares	(20,504)	(205)	270	(65)					-
Donation from majority stockholder				32,000					32,000
Change in par value of common share from $0.01 per share to $0.001 per share		(8,960)		8,960
Net income	-	-	-	-	-	-	-	79,122	79,122
Foreign currency translation adjustment	-	-	-	-	-	(5,213)	-		(5,213)
Balance at December 31, 2008 (audited)	995,655	$996	$—	$2,334,665	$—	$—	$(1,305,454)	$(1,030,207)	$—
Donation from by majority stockholder				28,004					28,004
Stock-based Compensation				24,020					24,020
Net Loss								(52,024)	(52,024)
Balance at December 31, 2009 (audited)	995,655	$996	$—	$2,334,665	$—	$—	$(1,305,454)	$(1,030,207)	—
Donation from majority stockholder				8,000			—		8,000
Net Loss							—	(8,000)	(8,000)
Balance at June 30, 2010(unaudited)	995,655	$996	—	$2,342,665	—	—	(1,305,454)	(1,038,207)	—

SEE ACCOMPANYING NOTES

SINOCUBATE, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2010
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
June 30, 2010
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

These financial statements have been prepared in accordance with GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2010, the Company has accumulated losses of $2,343,661 since its inception and expects to incur further losses in the development of its business, both of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s current business plan is to seek, investigate, and, if warranted, enter into contractual arrangements with entities that enables the Company to either purchase outright the assets and and/or business operations of such entities or to enter into business arrangements, such as joint ventures or similar combinations with such entities to manage and operate such entities as affiliated entities of the Company.

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

For the six months ended June 30, 2010, Viking assumed professional and other service fee in the aggregate amount of $8,000 as its own.  For the six months ended June 30, 2009, Viking assumed professional and other service fee in the aggregate amount of $9,802 as its own.

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

Note 5	Supplemental Cash Flow Information

	Six months ended June 30,		January 1, 2004 (Date of Inception of the Development Stage) to June 30,
	2010	2009	2010

Cash paid for:
Interest	$-	$-	$-
Income taxes (recovery)	$-	$-	$(3,934)

Common shares issued to settle notes payable	$-	$-	$295,405
Expenses assumed by principal stockholders	$8,000	$9,802	$68,004

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Six months ended June 30, 2010 compared to the Six months ended June 30, 2009

Liquidity and Capital Resources

At June 30, 2010 and June 30, 2009, the Company had no cash holding or working capital.  The Company is in immediate need of further working capital and options may be considered with respect to financing in the form of debt, equity or a combination thereof.

The ability of the Company to continue as a going concern and fund its operations through the remainder of 2010 is contingent upon being able to raise funds through either equity or debt financing or a combination of both.

Revenue

The Company had no net sales at June 30, 2010 or June 30, 2009.

Expenses

The operating expenses decreased by $1,802 to $8,000 in the current six month period ended June 30, 2010, from $9,802 for the corresponding period in 2009.  The decrease was mainly due to lower consulting fees for the Company’s quarterly filings with the SEC.

Net Loss

The Company incurred a net loss of $8,000 at June 30, 2010 compared with net loss of $9,802 at June 30, 2009.  The decrease in net loss was mainly due to less consulting fees in the first half year of 2010 compared to the same period of 2009.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010 have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

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

SINOCUBATE, INC.
(Registrant)

/s/ Tom Simeo	Date: August 12, 2010
Tom Simeo Chief Executive Officer, Treasurer Director and Secretary