Form 10-K
period 2010-12-31
SinoCubate, Inc
filed 2011-04-15
CIK 1102432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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

(347) 329-2954
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

Yes ☒        No ☐

As of June 30, 2010, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates was approximately $109,049. Shares of the Registrant’s common stock held by each executive officer and director and each by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 7, 2011 there were 995,655 shares of the Registrant’s common stock outstanding.

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

Business

Since November 2008, the Company has sought to enter into contractual arrangements with entities that allow the Company to either purchase outright the assets and/or business operations of such entities or to enter into business arrangements, such as joint ventures or similar combinations with such entities to manage and operate such entities.  The Company is a development stage company as defined by the Financial Accounting Standards Board AccountingStandards Codification, or FASB ASC 915, “Development Stage Entities.”

On December 19, 2009, Viking Investments, LLC, an entity controlled and managed by Tom Simeo, the Company’s chairman, chief executive officer and president, announced a strategic partnership with Viking, whereby Viking, in exchange for a fee, and SinoCubate will work together and assist various business entities in the Peoples Republic of China  or the PRC in their endeavors to become publicly listed companies in the United States.  In connection with the strategic agreement, the Company was to newly issue 4,750,000 shares of the Company’s common stock to Viking in exchange for One Hundred Thousand (100,000) shares ofcommon stock ofRenhuang Pharmaceuticals, Inc. or Renhuang owned by Viking, and newly issue 15,000,000 shares of the Company’s common stock to Viking in exchange for entry into the strategic partnership agreement.  In connection with the foregoing transactions, Philip Wan and Yung Kong Chin were appointed directors and officers of the Company and were each granted warrants to purchase 50,000 shares of common stock of the Company at an exercise price of $0.26 per share exercisable in whole or in part at any time during the 3 years after issuance.  Effective, March 26, 2010, the parties elected to terminate the strategic partnership agreement and the directors and officers appointed thereby, Messrs. Wan and Chin, resigned as directors and officers of the Company and agreed not to exercise their warrants to purchase the Company’s shares.  The Company has subsequently cancelled the warrants.  No shares were issued to Viking and neither the Company nor Viking has monetary or other demand on the other related to the cancellation.

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

 Conflicts of Interest

Certain conflicts of interest may exist between the Company and its sole officer and director and its principal shareholder, Viking.  The Company’s sole officer and director, Tom Simeo is also the principal officer of Viking and has other business interests to which he devotes his attention, and he may devote only limited time to the business of the Company. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to the Company. See “Certain Relationships and Related Transactions.”

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

Regulation of Penny Stocks

The Company’s securities may be subject to a SEC rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth, or joint net worth with spouse, in excess of $1,000,000 excluding the value of the person’s primary residence or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company’s securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop.

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

Other Information

Neither the Company nor any of its subsidiaries engaged in any research and development activities during 2010.  The Company does not manufacture any products or engage in any activity that requires compliance with environmental laws.

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

As of December 31, 2010, the Company was not a party to any pending or threatened legal proceedings.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no "established trading market" for shares of the Company’s common stock. As of December 31, 2010, the Company’s common stock was quoted on the NASD OTC Bulletin Board under the symbol "SBAT.OB". No assurance can be given that any "established trading market" for the Company’s common stock will develop or be maintained.

The range of high and low closing bid quotations for the Company’s common stock during each quarter of the calendar years ended December 31 2010 and 2009, is shown below, as quoted by http://finance.yahoo.com .   Prices are inter-dealer quotations, without retail mark-up, markdown or commissions and may not represent actual transactions.

Stock Quotations

Quarter Ended	High Bid	Low Bid
March 31, 2009	0.20	0.20
June 30, 2009	0.20	0.20
September 30, 2009	0.21	0.21
December 31, 2009	0.30	0.30
March 31, 2010	0.30	0.30
June 30, 2010	0.30	0.30
September 30, 2010	0.20	0.20
December 31, 2010	0.30	0.30

The future sale of the Company’s presently outstanding "unregistered" and "restricted" common stock by present members of management and persons who own more than five percent of the Company’s outstanding voting securities may have an adverse effect on any "established trading market" that may develop in the shares of the Company’s common stock.

Holders

As of December 31, 2010, the Company had 34 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form.  The Company does not know the beneficial owners of such shares.

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

Results of Operations

Year ended December 31, 2010 Compared to Year ended December 31, 2009

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

General and Administrative Operating Expenses

The total general and administrative operating expenses for the Company were $25,198 in fiscal 2010, compared to $52,024 in fiscal 2009.  The decrease was mainly due to lower consulting and professional fees.

Net Loss

The Company incurred a net loss of $25,198 for the fiscal year ended December 31, 2010 as compared with net loss of $52,024 for the fiscal year ended December 31, 2009. The decrease in net loss is attributable to the fact that the company did not accrue any management and consultant fees in fiscal 2010 compared to fiscal 2009.

Liquidity and Capital Resources

At December 31, 2010 and December 31, 2009, the Company had no cash or working capital.  The Company is in immediate need of further working capital and it may consider options with respect to financing in the form of debt, equity or a combination thereof.

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

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accountants Firm	F-2
Balance Sheet	F-3
Statement of Operations and Comprehensive Loss	F-4
Statement of Cash Flows (audited)	F-5
Statement of Stockholders' Deficiency (audited)	F-6 - F-7
Notes to Financial Statements	F-8 –F12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
SinoCubate, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of SinoCubate, Inc. (the “Company”) as at December 31, 2010 and 2009 and the related statements of operations, comprehensive loss, cash flows and changes in stockholders’ deficiency for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements of the Company from the date of inception to December 31, 2007, which statements reflect cumulative total assets of $66,273 and cumulative expenses of $1,057,305 for the period from inception to December 31, 2007.  Those statements were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to the cumulative financial information from inception of the development stage on January 1, 2004 to December 31, 2007, is based solely on the report of the other auditor.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, based on our audits and the report of the other auditing firm, these financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years ended  December 31, 2010 and 2009 and for the period from inception of the development stage on January 1, 2004 to December 31, 2010 in conformity with generally accepted accounting principles in the United States of America.

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

“SCHWARTZ LEVITSKY FELDMAN LLP”

Toronto, Ontario, Canada	Chartered Accountants
April 13, 2011	Licensed Public Accountants

1167 Caledonia Road
Toronto, Ontario M6A 2X1
Tel:  416 785 5353
Fax:  416 785 5663

SINOCUBATE INC.
 (A Development Stage Company)
BALANCE SHEETS
(Audited)
(Amounts expressed in US dollars)

	December 31,
	2010	2009
ASSETS
Current
Cash	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current
Accounts payable and accrued liabilities	$—	$—

Capital stock
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding as of December 31, 2009
Common stock, $0.01 par value, 100,000,000 shares authorized, 995,655 shares issued and outstanding as of December 31, 2010 (December 31, 2009: 995,655 common shares)	996	996
Additional paid-in capital	2,359,863	2,334,665
Deficit	(1,305,454)	(1,305,454)
Deficit accumulated during the development stage	(1,055,405)	(1,030,207)

	$—	$—

The accompanying notes are an integral part of these financial statements.

SINOCUBATE INC.
 (A Development Stage Company)
STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(Audited)
(Amounts expressed in US dollars)

	Twelve months ended		January 1, 2004 (Date of Inception of the Development Stage) to
	December 31,		December 31,
	2010	2009	2010
General and administrative expenses
Amortization	$—	$—	$27,077
Bad debt	—	—	525
Corporate promotion	—	—	13,920
Finance charges		—	27,397
Insurance		—	15,901
Interest on notes payable		—	34,648
Management and consultant fees	$—	24,020	314,374
Office supplies and services	3,198	4,504	50,942
Professional fees	22,000	23,500	331,517
Rent			16,311
Wages			84,258

Loss before other items	(25,198)	(52,024)	(916,870)

Other items
Loss on disposition of equipment		—	(15,028)
Write-down of intangible assets		—	(50,001)
Write-off of payables		—	73,607
Write-off of notes payable		—	14,823
Gain on settlement of lawsuit		—	44,445
Gain on sale of investment		—	31,874
Other income		—	42,530

Loss from continuing operations	(25,198)	(52,024)	(774,620)

Operating loss from discontinued operations			(388,905)

Gain on sales of discontinued operations		—	108,120

Net loss	$(25,198)	$(52,024)	$(1,055,405)

Basic and diluted loss per

Common share – continuing operations	(0.03)	(0.05)
– discontinued operations	—	—
– total	(0.03)	(0.05)

Weighted average number of common share outstanding – basic and diluted	995,655	995,655

Comprehensive loss
Net loss	$(25,198)	$(52,024)	$(1,055,405)
Foreign currency translation adjustment		—	—
Total comprehensive loss	$(25,198)	$(52,024)	$(1,055,405)

The accompanying notes are an integral part of these financial statements

SINOCUBATE INC.
 (A Development Stage Company)
STATEMENT OF CASH FLOWS
(Audited)
(Amounts expressed in US dollars)

	Twelve months ended		January 1, 2004 (Date of Inception of the Development Stage) to
	December 31,		December 31,
	2010	2009	2010
Cash flows from operating activities
Net loss	$(25,198)	$(52,024)	$(1,055,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Finance charges		—	27,387
Accrued interest on notes payable		—	31,414
Amortization		—	27,077
Accrued expenses and service costs assumed by majority shareholder	25,198	28,004	102,508
Foreign exchange effect on notes payable		—	5,303
Issuance of common stock for services			1,000
Stock-based compensation		24,020	28,480
Loss on disposition of equipment			225,184
Write-down of intangible assets			360,001
Write-off of payables			(73,607)
Write-off of notes payable			(18,729)
Gain on settlement of lawsuit			(44,445)
Gain on sale of discontinued operations			(108,121)
Gain on sale of investments			(31,874)
Other income			(42,530)
Changes in non-cash working capital items:
Accounts payable and accrued liabilities			143,521
Cash used in continuing operations			(422,836)
Discontinued operations			(171,213)

Net cash used in operating activities	—	—	(594,049)

Cash flows from investing activities
Proceeds from sale of subsidiary			1
Proceeds from assets disposition	—	—	5,458
Purchase of equipment			(5,808)
Net cash used in investing activities	—	—	(349)

Cash flows from financing activities
Settlement of notes payable	—	—	398,614
Proceeds from issuance of common stock	—	—	1,000

Net cash provided by financing activities	—	—	399,614

Effect of exchange rate changes on cash	—	—	(14,734)

Change in cash	—	—	(209,518)

Cash, beginning of period	—	—	209,518

Cash, ending of period	$—	$—	$—

Supplemental cash flow information (Note 5).

The accompanying notes are an integral part of these financial statements

SINOCUBATE INC.
 (A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(Audited)
(Amounts expressed in US dollars)

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

SINOCUBATE INC.
 (A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(Audited)
(Amounts expressed in US dollars)

								Deficit
						Accumulated		Accumulated
				Additional		Other		During the
	Common Shares		Treasury	Paid-in	Subscriptions	Comprehensive		Development
	Number	Amount	Stock	Capital	Received	Income	Deficit	Stage	Total
Balance at December 31, 2002	343,522	3,435	(270)	1,614,109	650	17,229	(697,824)	—	937,329
Net loss	—	—	—	—	—	—	(607,630)	—	(607,630)
Foreign currency translation adjustment	—	—	—	—	—	1,752	—	—	1,752
Stock option benefit	—	—	—	11,800		—	—	—	11,800
Cancellation of agreement	—	—	—		(650)	—	—	—	(650)
Share issues for cash on exercise of options	12,000	120	—	11,880	—	—	—	—	12,000
Share issues for consulting services	45,000	450	—	49,675	—	—	—	—	50,125
Share issues for intangible assets	60,000	600	—	104,400	—	—	—	—	105,000
Share issued for software	60,000	600	—	53,400	—	—	—	—	54,000
Balance at December 31, 2003	520,522	5,205	(270)	1,845,264	—	18,981	(1,305,454)	—	563,726
Net loss	—	—	—	—	—	—	—	(795,364)	(795,364)
Foreign currency translation adjustment	—	—	—	—	—	(238)	—	—	(238)
Stock-based compensation	—	—	—	4,460	—	—	—	—	4,460
Shares issued for cash on exercise of options	1,000	10	—	990	—	—	—	—	1,000
Share issued for debt	140,000	1,400	—	68,600	—	—	—	—	70,000
Share issued for consulting services	2,000	20	—	980	—	—	—	—	1,000
Balance at December 31, 2004	663,522	6,635	(270)	1,920,294	—	18,743	(1,305,454)	(795,364)	(155,416)
Net loss	—	—	—	—	—	—	—	(54,416)	(54,416)
Foreign currency translation adjustment	—	—	—	—	—	(702)	—	—	(702)
Share issues for consulting services	18,000	180	—	8,820	—	—	—	—	9,000
Balance at December 31, 2005	681,522	6,815	(270)	1,929,114	—	18,041	(1,305,454)	(849,780)	(201,534)
Net loss	—	—	—	—	—	—	—	(36,575)	(36,575)
Foreign currency translation adjustment	—	—	—	—	—	563	—	—	563
Share issues for debt	50,000	500	—	24,500	—	—	—	—	25,000
Balance at December 31, 2006	731,522	$7,315	$(270)	$1,953,614	$—	$18,604	$(1,305,454)	$(886,355)	$(212,546)
Net loss	—	—	—	—	—	—	—	(170,950)	(170,950)
Discount on notes payable	—	—	—	20,573	—	—	—	—	20,573
Foreign currency translation adjustment	—	—	—	—	—	(13,391)	—	—	(13,391)
Balance at December 31, 2007	731,522	7,315	(270)	1,974,187	—	5,213	(1,305,454)	(1,057,305)	(376,314)
Issuance of new shares	284,637	2,846		267,559					270,405
Cancellation of shares	(20,504)	(205)	270	(65)					—
Services assumed by majority stockholder				32,000					32,000
Change in par value of common share from $0.01 per share to $0.001 per share		(8,960)		8,960
Net income	—	—	—	—	—	—	—	79,122	79,122
Foreign currency translation adjustment	—	—	—	—	—	(5,213)	—		(5,213)
Balance at December 31, 2008 (audited)	995,655	$996	$—	$2,282,641			$(1,305,454)	$(978,183)	$—
Services assumed by majority stockholder				28,004					28,004
Stock-based compensation				24,020					24,020
Net Loss								(52,024)	(52,024)
Balance at December 31, 2009 (audited)	995,655	$996	$—	$2,334,665	$—	$—	$(1,305,454)	$(1,030,207)	—
Services assumed by majority stockholder	—	—	—	25,198					25,198
Net Loss	—	—	—					(25,198)	(25,198)
Balance at December 31, 2010 (audited)	995,655	996	—	$2,359,863	—	—	(1,305,454)	(1,055,405)	—

The accompanying notes are an integral part of these financial statements

SINOCUBATE INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010 and 2009
(Amounts expressed in US Dollars)

Note 1	Financial Statements and Going Concern Assumption

These audited financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these audited financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2010, the Company has accumulated losses of $2,360,859 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

Note 2	Nature of business

Since November 2008, the Company has sought to enter into contractual arrangements with entities that allows the Company to either purchase outright the assets and/or business operations of such entities or to enter into business arrangements, such as joint ventures or similar combinations with such entities to manage and operate such entities.  The Company is a development stage company as defined by the Financial Accounting Standards Board  Accounting Standards Codification , or FASB ASC 915, “Development Stage Entities.”

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

On December 19, 2009, Viking Investments, LLC, an entity controlled and managed by Tom Simeo, the Company’s chairman, chief executive officer and president, announced a strategic partnership with Viking , whereby Viking, in exchange for a fee, and SinoCubate will work together and assist various business   entities in the Peoples Republic of China  or the PRC in their endeavors to become publicly listed companies in the United States of America.  In connection with the strategic agreement, the Company was to newly issue 4,750,000 shares of the Company’s common stock to Viking in exchange for  One Hundred Thousand (100,000) shares of   common stock of   Renhuang Pharmaceuticals, Inc. or Renhuang owned by Viking, and newly issue 15,000,000  shares of the Company’s common stock to Viking in exchange for entry into the strategic partnership agreement.  In connection with the foregoing transactions, Philip Wan and Yung Kong Chin were appointed directors and officers of the Company and were each granted warrants to purchase 50,000 shares of common stock of the Company at an exercise price of $0.26 per share exercisable in whole or in part at any time during the 3 years after issuance.  Effective, March 26, 2010, the parties elected to terminate the strategic partnership agreement and the directors and officers appointed thereby, Messrs. Wan and Chin, resigned as directors and officers of the Company and agreed not to exercise their warrants to purchase the Company’s shares. The Company has subsequently cancelled the warrants.  No shares were issued to Viking and neither the Company nor Viking has monetary or other demand on the other related to the cancellation.

SINOCUBATE INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010 and 2009
(Amounts expressed in US Dollars)

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

The financial statements of the Company have been prepared in accordance with U.S. GAAP and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

b)	Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. The Company’s actual results could vary materially from management’s estimates and assumptions. Significant areas requiring the use of management estimates relate to the determination expected tax rates for future income tax recoveries and the warrants.

c)	Other Comprehensive Income

FASB ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the fiscal years ended December, 2010 and 2009, comprehensive income (loss) was ($25,198) and $(52,024), respectively.

d)	Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets likely. The Company did not incur any material impact to its financial condition or results of operations due to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is subject to U.S federal jurisdiction income tax examinations for the tax years 2006 through 2009. In addition, the Company is subject to state and local income tax examinations for the tax years 2006 through 2009.

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

The stock warrants granted during 2009 were exercisable immediately, the fair value on the grant date using the Black-Scholes option pricing model was $24,020, and have been recorded as compensation costs. The Company did not issue any stock options or warrants during the year 2010 in which the Company cancelled all warrants issued in 2009.

f)	Financial Instruments

FASB defines fair value of a financial instrument as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

•     Level 1 – Quoted prices in active markets for identical assets or liabilities

•     Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•     Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company has no financial instruments as of December 31, 2010 and 2009.

g)	Recent Accounting Pronouncements

In June 2009, the FASB issued Topic 105, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Topic, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification will become non-authoritative. This Topic identifies the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP and arranged these sources of GAAP in a hierarchy for users to apply accordingly. This Topic is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this topic did not have a material impact on the Company’s disclosure of the financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption of this standard did not have an impact on the Company’s financial statements.

SINOCUBATE INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010 and 2009
(Amounts expressed in US Dollars)

In September 2009, FASB amended ASC 605, as summarized in ASU 2009-13, Revenue Recognition: Multiple-Deliverable Revenue Arrangements. As summarized in ASU 2009-13, ASC Topic 605 has been amended: (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have VSOE or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes in ASU 2009-13 are both effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. The Company is currently evaluating the potential impact that the adoption of this statement will have on its financial position and results from operations and will adopt the provision of this statement in fiscal 2011.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.” The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This ASU codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive.

ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply 2010-17 retrospectively from the beginning of the year of adoption. Vendors may also elect to adopt the amendments in this ASU retrospectively for all prior periods. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, codifies the consensus reached in EITF Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40. ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. The ASU clarified the question of whether options granted to the Company’s Chinese employees which are denominated in United States dollars should be treated as equity or as a liability. The ASU provides that such options may be treated as equity if they are otherwise qualified for treatment as equity. The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010 and require certain disclosure when an issuer’s subsidiary operates in a country in which there are multiple exchange rates. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The amendments in this Update are effective as of the first interim or annual reporting period ending on or after December 15, 2010. The Company does not expect the provisions of ASU 2010-20 to have a material effect on the financial position, results of operations or cash flows of the Company.

In August 2010, the FASB issued ASU 2010-21, Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The Company does not expect the provisions of ASU 2010-21 to have a material effect on the financial position, results of operations or cash flows of the Company.

There are no other Accounting Standards updates adopted by the Company or issued during the year, that had a material effect on the financial statements or that are expected to have a material impact on the financial statements in future periods.

Note 4	Related Party Transactions

For the fiscal year ended December 31, 2010, Viking assumed professional and other service fee in the aggregate amount of $25,198.  For the fiscal year ended December 31, 2009, Viking assumed professional and other service fee in the aggregate amount of $28,004.

SINOCUBATE INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010 and 2009
(Amounts expressed in US Dollars)

On April 3, 2009, the Company entered into an agreement with Viking, providing that effective August 15, 2008, Viking will pay for any services performed on behalf of the Company by third parties until such time that Viking is no longer the majority shareholder of the Company.

On December 19, 2009, the Company announced a strategic partnership with Viking , whereby Viking, in exchange for a fee, and SinoCubate will work together and assist various business   entities in the Peoples Republic of China  or the PRC in their endeavors to become publicly listed companies in the United States .  In connection with the strategic agreement, the Company was to newly issue 4,750,000 shares of the Company’s common stock to Viking in exchange for  One Hundred Thousand (100,000) shares of   common stock of   Renhuang Pharmaceutical, Inc. or Renhuang owned by Viking, and newly issue 15,000,000  shares of the Company’s common stock to Viking in exchange for entry into the strategic partnership agreement.  In connection with the foregoing transactions, Philip Wan and Yung Kong Chin were appointed directors and officers of the Company and were each granted warrants to purchase 50,000 shares of common stock of the Company at an exercise price of $0.26 per share exercisable in whole or in part at any time during the 3 years after issuance.  Effective, March 26, 2010, the parties elected to terminate the strategic partnership agreement and the directors and officers appointed thereby, Messrs. Wan and Chin, resigned as directors and officers of the Company and agreed not to exercise their warrants to purchase the Company’s shares. The Company has subsequently cancelled the warrants.  No shares were issued to Viking and neither the Company nor Viking has monetary or other demand on the other related to the cancellation.

Note 5	Supplemental Cash Flow Information

			January 1,
			2004 (Date
			of
			Inception of
			the
			Development
	Fiscal years ended		Stage) to
	December 31,		December 31,
	2010	2009	2010
Cash paid for:
Interest	$—	$—	$—
Income taxes (recovery)	$—	$—	$(3,934)

Common shares issued to settle notes payable	$—	$—	$295,405
Expenses assumed by principal stockholders	$25,198	$28,004	$102,508

SINOCUBATE INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010 and 2009
(Amounts expressed in US Dollars)

Note 6	Income Tax

The Company’s deferred tax assets are as follows:

	2010	2009
Net operating loss carryforwards	$25,198	28,004
Statutory tax rate	35%	34%
Deferred tax asset	8,819	9,521
Valuation allowance	(8,819)	(9,521)
	$—	$—

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended December 31, 2010 and 2009. Remaining tax loss carry forward prior to the acquisition of control has not been considered as a deferred tax asset as its availability to the continuing company is uncertain.   The Company has not filed its income tax returns for 2009 and 2010.

Note 7	Termination of agreement

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

As of December 31, 2010, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of the Company’s internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's chief financial officer in connection with the audit of the Company’s financial statements as of December 31, 2010 and communicated the matters to the Company’s management.

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

(a)	Disclosure Controls and Procedures; Changes in Internal Control Over Financial Reporting

Management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2010. Based on this evaluation, Management concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

(b)	Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  Based on this assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

There was no change in our internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers

The name of the current officers and directors of the Company as well as certain information about them are set forth below:

Name	Age	Position
Tom Simeo	58	Director/CEO/Treasurer

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

Summary Compensation Table— Fiscal Years Ended December 31, 2010 and 2009

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.  No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tom Simeo (1)	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0
Philip Wan (2)	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0
Yung Kong Chin (3)	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

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

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2010, the Company did not maintain an equity incentive plan or other plan, including but not limited to bonus, deferred compensation or retirement plan under which the Company’s securities may be issued to its named executive officers as compensation.

Employment Agreements

No person has entered into any employment or similar agreement with the Company.  It is not anticipated that the Company will enter into any employment or similar agreement unless in conjunction with or following completion of a business combination.

Compensation of Directors

No director of the Company was compensated as such during the fiscal years ended December 31, 2010 and 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of the Company’s common stock as of March 1, 2011 (i) by each person who is known by us to beneficially own more than 5% of the Company’s common stock; (ii) by each of its officers and directors; and (iii) by all of its officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of SinoCubate, Inc., 65  Broadway, 7th Floor, New York, New York 10006.

Title of Class	Name & Address of Beneficial Owner	Amount & Nature of Beneficial Ownership (1)	Percent of Class (2)
Officers and Directors as a Group
Common Stock, $0.001 par value	Tom Simeo	0 (3)	*%

	All officers and directors as group (1 person named above)	0	*%

5% Securities Holder
Common Stock, $0.001 par value	Viking Investments Group, LLC	632,157 (4)	63.5%

Common Stock, $0.001 par value	Cede & Co. P.O. Box 222 Bowling Green Station, New York, New York 10006	342,230(5)	34.4%

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

3.	On August 21, 2008, Tom Simeo filed a Form 3 with the SEC stating that he has no beneficial ownership in any shares of the Company.

4.	Confirmed by the Company’s transfer agent as of March 7, 2011.

5.	Confirmed by the Company’s transfer agent as of March 7, 2011.

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

For the fiscal year ended December 31, 2010, Viking assumed professional and other service fee in the aggregate amount of $25,198 as its own.  For the fiscal year ended December 31, 2009, Viking assumed professional and other service fee in the aggregate amount of $28,004 as its own.

On December 19, 2009, the Company announced a strategic partnership with Viking, whereby Viking, in exchange for a fee, and SinoCubate will work together and assist various business entities in the Peoples Republic of China or the PRC in their endeavors to become publicly listed companies in the United States .  In connection with the strategic agreement, the Company was to newly issue 4,750,000 shares of the Company’s common stock to Viking in exchange for One Hundred Thousand (100,000) shares ofcommon stock of Renhuang Pharmaceuticals, Inc. or Renhuang owned by Viking, and newly issue 15,000,000 shares of the Company’s common stock to Viking in exchange for entry into the strategic partnership agreement.  In connection with the foregoing transactions, Philip Wan and Yung Kong Chin were appointed directors and officers of the Company and were each granted warrants to purchase 50,000 shares of common stock of the Company at an exercise price of $0.26 per share exercisable in whole or in part at any time during the 3 years after issuance.  Effective, March 26, 2010, the parties elected to terminate the strategic partnership agreement and the directors and officers appointed thereby, Messrs. Wan and Chin, resigned as directors and officers of the Company and agreed not to exercise their warrants to purchase the Company’s shares. The Company has subsequently cancelled the warrants.  No shares were issued to Viking and neither the Company nor Viking has monetary or other demand on the other related to the cancellation.

Indebtedness of Management

Other than as disclosed, there were no material transactions, series of similar transaction, current  transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $120,000 or 1% of the Company’s total assets as of December 31, 2010 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

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

	2010	2009
Schwartz Levitsky Feldman LLP	$9,000	$16,000

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

SINOCUBATE, INC. (Registrant)

/s/ Tom Simeo	Date: April 15, 2011
Tom Simeo Chief Executive Officer, Director and Treasurer

In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tom Simeo	Date: April 15, 2011
Tom Simeo Chief Executive Officer, Director and Treasurer