Form 10-Q
period 2011-03-31
SinoCubate, Inc
filed 2011-05-16
CIK 1102432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________  to _______________

Commission file number 000-29219

SINOCUBATE, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0199508
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

65 Broadway, 7 th Floor
New York, New York	10006
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number	(212) 359 4300

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

Yes ☐ No ☐ Not Applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of March 31, 2011 was 995,655.

SINOCUBATE INC.
(A Development Stage Company)

Form 10-Q

SINOCUBATE INC.
(A Development Stage Company)
Financial Statements
(Unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SINOCUBATE INC.
 (A Development Stage Company)
BALANCE SHEETS
(Unaudited)
(Amounts expressed in US dollars)

	March 31, 2011 (Unaudited)	December 31, 2010 (audited)
ASSETS
Current
Cash	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current
Accounts payable and accrued liabilities	$—	$—
Notes payable

Capital stock
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding as of March 31, 2011
Common stock, $0.001 par value, 100,000,000 shares authorized 995,655 shares issued and outstanding as of March 31, 2011	996	996
Additional paid-in capital	2,361,863	2,359,863
Deficit	(1,305,454)	(1,305,454)
Deficit accumulated during the development stage	(1,057,405)	(1,055,405)

	$—	$—

The accompanying notes are an integral part of these financial statements.

SINOCUBATE INC.
 (A Development Stage Company)
STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(Amounts expressed in US dollars)

	Three months ended		January 1, 2004 (Date of Inception of the Development Stage) to
	March 31,		March 31,
	2011	2010	2011
General and administrative expenses
Amortization	$—	$—	$27,077
Bad debt	—	—	525
Corporate promotion	—	—	13,920
Finance charges	—	—	27,397
Insurance	—	—	15,901
Interest on notes payable	—	—	34,648
Management and consultant fees	—	—	314,374
Office supplies and services	500	1,000	51,442
Professional fees	1,500	3,0000	333,017
Rent	—	—	16,311
Wages	—	—	84,258

Loss before other items	(2,000)	(4,000)	(918,870)

Other items
Loss on disposition of equipment	—	—	(15,028)
Write-down of intangible assets	—	—	(50,001)
Write-off of payables	—	—	73,607
Write-off of notes payable	—	—	14,823
Gain on settlement of lawsuit	—	—	44,445
Gain on sale of investment	—	—	31,874
Other income	—	—	42,530

Income (loss) from continuing operations	(2,000)	(4,000)	(776,620)

Operating loss from discontinued operations	—	—	(388,905)

Gain on sales of discontinued operations	—	—	108,120

Net income (loss)	$(2,000)	$(4,000)	$(1,057,405)

Basic and diluted income (loss) per

Common share – continuing operations	(0.002)	(0.004)
– discontinued operations	—	—
– total	(0.002)	(0.004)

Weighted average number of common share outstanding – basic and diluted	995,655	995,655

Comprehensive income (loss)
Net income (loss)	$(2,000)	$(4,000)	$(1,057,405)
Foreign currency translation adjustment	—	—	—
Total comprehensive income (loss)	$(2,000)	$(4,000)	$(1,057,405)

The accompanying notes are an integral part of these financial statements

SINOCUBATE INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)
(Amounts expressed in US dollars)

	Three months ended		January 1, 2004 (Date of Inception of the Development Stage) to
	March 31,		March 31,
	2011	2010	2011
Cash flows from operating activities
Net income (loss)	$(2,000)	$(4,000)	$(1,057,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Finance charges	—	—	27,387
Accrued interest on notes payable	—	—	31,414
Amortization	—	—	27,077
Accrued expenses and service costs assumed by majority shareholder	2,000	4,000	104,508
Foreign exchange effect on notes payable	—	—	5,303
Issuance of common stock for services	—	—	1,000
Stock-based compensation	—	—	28,480
Loss on disposition of equipment	—	—	225,184
Write-down of intangible assets	—	—	360,001
Write-off of payables	—	—	(73,607)
Write-off of notes payable	—	—	(18,729)
Gain on settlement of lawsuit	—	—	(44,445)
Gain on sale of discontinued operations	—	—	(108,121)
Gain on sale of investments	—	—	(31,874)
Other income	—	—	(42,530)
Changes in non-cash working capital items:
Accounts payable and accrued liabilities	—	—	143,521
Cash used in continuing operations	—	—	(422,836)
Discontinued operations	—	—	(171,213)

Net cash used in operating activities	—	—	(594,049)

Cash flows from investing activities
Proceeds from sale of subsidiary	—	—	1
Proceeds from assets disposition	—	—	5,458
Purchase of equipment	—	—	(5,808)
Net cash used in investing activities	—	—	(349)

Cash flows from financing activities
Settlement of notes payable	—	—	398,614
Proceeds from issuance of common stock	—	—	1,000

Net cash provided by financing activities	—	—	399,614

Effect of exchange rate changes on cash	—	—	(14,734)

Change in cash	—	—	(209,518)

Cash, beginning of period	—	—	209,518

Cash, ending of period	$—	$—	$—

The accompanying notes are an integral part of these financial statements

SINOCUBATE INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(Unaudited)
(Amounts expressed in US dollars)

								Deficit
						Accumulated		Accumulated
				Additional		Other		During the
	Common Shares		Treasury	Paid-in	Subscriptions	Comprehensive		Development
	Number	Amount	Stock	Capital	Received	Income	Deficit	Stage	Total
May 3, 1989 (Inception) through December 31, 1997	60,022	$600	$—	$9,400	$—	$—	$(10,000)	$—	$—
Net loss	—	—	—	—	—	—	(148,931)	—	(148,931)
Shares issued for cash	180,000	1,800	—	148,200	2,000	—	—	—	152,000
Balance at December 31, 1998	240,022	2,400	—	157,600	2,000	—	(158,931)	—	3,069
Net loss	—	—	—	—	—	—	(511,587)	—	(511,587)
Foreign currency translation adjustment	—	—	—	—	—	(14,130)	—	—	(14,130)
Share issued for services	15,000	150	—	124,850	—	—	—	—	125,000
Subscription receivable	12,000	120	—	99,880	8,000	—	—	—	108,000
Share issued for intangible assets	15,000	150	—	124,850	—	—	—	—	125,000
Balance at December 31, 1999	282,022	2,820	—	507,180	10,000	(14,130)	(670,518)	—	(164,648)
Net loss	—	—	—	—	—	—	(339,063)	—	(339,063)
Foreign currency translation adjustment	—	—	—	—	—	18,885	—	—	18,885
Shares issued for cash	21,600	216	—	259,784	—	—	—	—	260,000
Shares issued for settlement of debt	4,500	45	—	174,955	—	—	—	—	175,000
Subscription receivable	600	6	—	9,994	(200)	—	—	—	9,800
Subscription received	30,000	300	—	499,700	(9,350)	—	—	—	490,650
Stock option benefit	—	—	—	14,235	—	—	—	—	14,235
Balance at December 31, 2000	338,722	3,387	—	1,465,848	450	4,755	(1,009,581)	—	464,859
Net loss	—	—	—	—	—	—	375,621	—	375,621
Foreign currency translation adjustment	—	—	—	—	—	13,629	—	—	13,629
Shares issued for cash	300	3	—	2,247	—	—	—	—	2,250
Subscription received	—	—	—	—	200	—	—	—	200
Stock option benefit	—	—	—	118,920	—	—	—	—	118,920
Repurchase of common stock for treasury	—	—	(270)	(6,611)	—	—	—	—	(6,881)
Balance at December 31, 2001	339,022	3,390	(270)	1,580,404	650	18,384	(633,960)	—	968,598
Net loss	—	—	—	—	—		(63,864)	—	(63,864)
Foreign currency translation adjustment	—	—	—	—	—	(1,155)	—	—	(1,155)
Shares issued for cash	4,500	45	—	33,705	—	—	—	—	33,750
Balance at December 31, 2002	343,522	$3,435	$(270)	$1,614,109	$650	$17,229	$(697,824)	$—	$937,329

The accompanying notes are an integral part of these financial statements

SINOCUBATE INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(Unaudited)
(Amounts expressed in US dollars)

								Deficit
						Accumulated		Accumulated
				Additional		Other		During the
	Common Shares		Treasury	Paid-in	Subscriptions	Comprehensive		Development
	Number	Amount	Stock	Capital	Received	Income	Deficit	Stage	Total
Balance at December 31, 2002	343,522	3,435	(270)	1,614,109	650	17,229	(697,824)	—	937,329
Net loss	—	—	—	—	—	—	(607,630)	—	(607,630)
Foreign currency translation adjustment	—	—	—	—	—	1,752	—	—	1,752
Stock option benefit	—	—	—	11,800		—	—	—	11,800
Cancellation of agreement	—	—	—	—	(650)	—	—	—	(650)
Share issues for cash on exercise of options	12,000	120	—	11,880	—	—	—	—	12,000
Share issues for consulting services	45,000	450	—	49,675	—	—	—	—	50,125
Share issues for intangible assets	60,000	600	—	104,400	—	—	—	—	105,000
Share issued for software	60,000	600	—	53,400	—	—	—	—	54,000
Balance at December 31, 2003	520,522	5,205	(270)	1,845,264	—	18,981	(1,305,454)	—	563,726
Net loss	—	—	—	—	—	—	—	(795,364)	(795,364)
Foreign currency translation adjustment	—	—	—	—	—	(238)	—	—	(238)
Stock-based compensation	—	—	—	4,460	—	—	—	—	4,460
Shares issued for cash on exercise of options	1,000	10	—	990	—	—	—	—	1,000
Share issued for debt	140,000	1,400	—	68,600	—	—	—	—	70,000
Share issued for consulting services	2,000	20	—	980	—	—	—	—	1,000
Balance at December 31, 2004	663,522	6,635	(270)	1,920,294	—	18,743	(1,305,454)	(795,364)	(155,416)
Net loss	—	—	—	—	—	—	—	(54,416)	(54,416)
Foreign currency translation adjustment	—	—	—	—	—	(702)	—	—	(702)
Share issues for consulting services	18,000	180	—	8,820	—	—	—	—	9,000
Balance at December 31, 2005	681,522	6,815	(270)	1,929,114	—	18,041	(1,305,454)	(849,780)	(201,534)
Net loss	—	—	—	—	—	—	—	(36,575)	(36,575)
Foreign currency translation adjustment	—	—	—	—	—	563	—	—	563
Share issues for debt	50,000	500	—	24,500	—	—	—	—	25,000
Balance at December 31, 2006	731,522	7,315	(270)	1,953,614	—	18,604	(1,305,454)	(886,355)	(212,546)
Net loss	—	—	—	—	—	—	—	(170,950)	(170,950)
Discount on notes payable	—	—	—	20,573	—	—	—	—	20,573
Foreign currency translation adjustment	—	—	—	—	—	(13,391)	—	—	(13,391)
Balance at December 31, 2007	731,522	7,315	(270)	1,974,187	—	5,213	(1,305,454)	(1,057,305)	(376,314)
Issuance of new shares	284,637	2,846	—	267,559	—	—	—	—	270,405
Cancellation of shares	(20,504)	(205)	270	(65)	—	—	—	—	—
Services assumed by majority stockholder	—	—	—	32,000	—	—	—	—	32,000
Change in par value of common share from $0.01 per share to $0.001 per share	—	(8,960)	—	8,960	—	—	—	—	—
Net income	—	—	—	—	—	—	—	79,122	79,122
Foreign currency translation adjustment	—	—	—	—	—	(5,213)	—	—	(5,213)
Balance at December 31, 2008 (audited)	995,655	996	—	2,282,641	—	—	(1,305,454)	(978,183)	—
Services assumed by majority stockholder	—	—	—	28,004	—	—	—	—	28,004
Stock-based compensation				24,020					24,020
Net Loss	—	—	—	—	—	—	—	(52,024)	(52,024)
Balance at December 31, 2009 (audited)	995,655	996	—	2,334,665	—	—	(1,305,454)	(1,030,207)	—
Services assumed by majority stockholder	—	—	—	25,198	—	—	—	—	25,198
Net Loss	—	—	—	—	—	—	—	(25,198)	(25,198)
Balance at December 31, 2010 (audited)	995,655	996	—	2,359,863	—	—	(1,305,454)	(1,055,405)	—
Services assumed by majority stockholder	—	—	—	2,000	—	—	—	—	2,000
Net Loss	—	—	—	—	—	—	—	(2,000)	(2,000)
Balance at March 31, 2011 (Unaudited)	995,655	$966	$—	$2,361,863	$—	$—	$(1,305,454)	$(1,057,405)	$—

The accompanying notes are an integral part of these financial statements

SINOCUBATE INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011
(Amounts expressed in US Dollars)
(Unaudited)

Note 1	Interim Financial Statements

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles or GAAP for interim financial information and with the instructions to Form 10-Q as promulgated by the Securities and Exchange Commission or the SEC.  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-K of the Company for the year ended December 31, 2010.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Note 2	Nature of Business and Going Concern Assumption

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
March 31, 2011
 (Amounts expressed in US Dollars)
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

FASB ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the three months ended March, 2011 and 2010, comprehensive loss was ($2,000) and $(4,000), respectively.

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

SINOCUBATE INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011
 (Amounts expressed in US Dollars)
(Unaudited)

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

The stock warrants granted during 2009 were exercisable immediately, the fair value on the grant date using the Black-Scholes option pricing model was $24,020, and have been recorded as compensation costs. The Company did not issue any stock options or warrants during 2010 and in 2010, the Company cancelled all warrants issued in 2009.

f)	Recent Accounting Pronouncements

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
March 31, 2011
 (Amounts expressed in US Dollars)
(Unaudited)

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

SINOCUBATE INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011
 (Amounts expressed in US Dollars)
(Unaudited)

For the quarter ended March 31, 2011, Viking assumed professional and other service fee in the aggregate amount of $2,000 on its own. For the quarter ended March 31, 2010, Viking assumed professional and other service fee in the aggregate amount of $4,000 on its own.

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

Note 5	Supplemental Cash Flow Information

			January 1, 2004
	Three months ended		(Date of Inception the
	March 31,		Development stage) to
	2011	2010	March 31, 2011
Cash paid for:
Interest	$—	$—	$—
Income taxes (recovery)	$—	$—	$(3,934)

Common shares issued to settle notes payable	$—	$—	$295,405
Expenses assumed by principal stockholders	$2,000	$4,000	$104,508

Note 6	Discontinued Operations

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

Proceeds	$1
Liabilities assumed by purchaser of Casino Marketing S.A. as of April 1, 2008	8,169
Liabilities assumed by purchaser of 564448 BC Ltd. as of April 1, 2008	70,267

Gain on sale of discontinued operations	$78,437

Note 7	Termination of agreement

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

The use in this Form 10-Q of such words as “believes”, “plans”, “anticipates”, “expects”, “intends”, and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements present the Company’s estimates and assumptions only as of the date of this Report.  Except for the Company’songoing obligation to disclose material information as required by the federal securities laws, the Company does not intend, and undertakes no obligation, to update any forward-looking statements.

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

SINOCUBATE INC.
(A Development Stage Company)

Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific contractual arrangement may be made upon the principal shareholders’analysis of the quality of the other company’s management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the Company will derive from entering into such an arrangement, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to access capital, shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company’s products or services will likely not be established, and such company may not be profitable when acquired.

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

Three months ended March 31, 2011 compared to the three months ended March 31, 2010

Liquidity and Capital Resources At March 31, 2011 and March 31, 2010, the Company had no cash holding or working capital.  The Company is in immediate need of further working capital and options may be considered with respect to financing in the form of debt, equity or a combination thereof.

The ability of the Company to continue as a going concern and fund its operations through the remainder of 2011 is contingent upon being able to raise funds through either equity or debt financing or a combination of both.

Revenue

The Company had no net sales at March 31, 2011 or March 31, 2010.

Expenses

The operating expenses decreased by $2,000 to $2,000 in the three months period ended March 31, 2011 from $4,000 in the corresponding period in 2010.  The decrease was mainly due to lower consulting fees for the Company’s quarterly filings with the SEC.

Net Loss

The Company incurred a net loss of $2,000 at March 31, 2011 compared with net loss of $4,000 at March 31, 2010.  The decrease in net loss was mainly due to less consulting fees in the current three months period ended March 31, 2011 compared to the same period of 2010.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company’s financial statements which requires it to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

Although these estimates are based on management’s knowledge of current events and actions the Company may undertake in the future, the final results may ultimately differ from actual results. Certain accounting policies involve significant judgments and assumptions, which have a material impact on the Company’s financial condition and results.  Management believes its critical accounting policies reflect its most significant estimates and assumptions used in the presentation of the Company’s financial statements.  The Company’s critical accounting policies include debt management and accounting for stock-based compensation.  The Company does not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

SINOCUBATE INC.
(A Development Stage Company)

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

SINOCUBATE INC.
(A Development Stage Company)

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

SINOCUBATE INC.
(A Development Stage Company)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SINOCUBATE, INC.
(Registrant)

/s/ Tom Simeo	Date: May 13, 2011
Tom Simeo
Chief Executive Officer, Treasurer
Director and Secretary