Form 10-Q
period 2011-06-30
SinoCubate, Inc
filed 2011-08-16
CIK 1102432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________   to  _______________

Commission file number 000-29219

SINOCUBATE, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0199508
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

65 Broadway, 7 th Floor New York, New York	10006
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number	(347) 329 2954

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer,? accelerated filer?and smaller reporting company?in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☐ Not Applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding on August 11, 2011, was 2,907,655.

SINOCUBATE, INC.
 (A Development Stage Company)

Form 10-Q

SINOCUBATE, INC.
 (A Development Stage Company)
Financial Statements
(Unaudited)

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SINOCUBATE, INC.
 (A Development Stage Company)
BALANCE SHEETS
(Unaudited)
(Amounts expressed in US dollars)

	June 30, 2011 (Unaudited)	December 31, 2010 (audited)
ASSETS
Current
Cash	$—	$—
Stock receivable – note 2	478,000	—

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current
Accounts payable and accrued liabilities	$6,750	$—

Capital stock
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding as of June 30, 2011	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized 995,655 shares issued and outstanding as of June 30, 2011	996	996
Common stock subscribed but not yet issued – note 8	1,912	—
Additional paid-in capital	2,837,951	2,359,863
Deficit	(1,305,454)	(1,305,454)
Deficit accumulated during the development stage	(1,064,155)	(1,055,405)
	$—	$—

The accompanying notes are an integral part of these financial statements.

SINOCUBATE, INC.
 (A Development Stage Company)
STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(Amounts expressed in US dollars)

	Three months ended, June 30,		Six months ended June 30,		January 1, 2004 (Date of Inception of the Development Stage) to June 30,
	2011	2010	2011	2010	2011
General and administrative expenses:
Amortization	$-	$-	$-	$-	$27,077
Bad debt	-	-	-	-	525
Corporate promotion	-	-	-	-	13,920
Finance charges	-	-	-	-	27,397
Insurance	-	-	-	-	15,901
Interest on notes payable	-	-	-	-	34,648
Management and consultant fees	2,250	-	2,250	-	316,624
Office supplies and services	500	1,000	1,000	2,000	51,942
Professional fees	4,000	3,000	5,500	6,000	337,017
Rent	-	-	-	-	16,311
Wages	-	-	-	-	84,258

Loss before other items	(6,750)	(4,000)	(8,750)	(8,000)	(925,620)

Other items:
Loss on disposition of equipment	-	-	-	-	(15,028)
Write-down of intangible assets	-	-	-	-	(50,001)
Write-off of payables	-	-	-	-	73,607
Write-off of notes payable	-	-	-	-	14,823
Gain on settlement of lawsuit	-	-	-	-	44,445
Gain on sale of investment	-	-	-	-	31,874
Other income	-	-	-	-	42,530

Income (loss) from continuing operations	(6,750)	(4,000)	(8,750)	(8,000)	(783,370)

Operating loss (income) from discontinued operations	-	-	-	-	(388,905)

Gain on sales of discontinued operations	-	-	-	-	108,120

Net income (loss)	$(6,750)	$(4,000)	$(8,750)	$(8,000)	$(1,064,155)

Basic and diluted income (loss) per
Common share – continuing operations	(0.007)	(0.004)	(0.009)	(0.008)

Weighted average number of common share outstanding – basic and diluted	995,655	995,655	995,655	995,655

Comprehensive income (loss)
Net income (loss)	$(6,750)	$(4,000)	$(8,750)	$(8,000)	$(1,064,155)
Foreign currency translation adjustment	-	-	-	-	-
Total comprehensive income (loss)	$(6,750)	$(4,000)	$(8,750)	$(8,000)	$(1,064,155)

The accompanying notes are an integral part of these financial statements.

 SINOCUBATE, INC.
 (A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)
(Amounts expressed in US dollars)

	Six months ended		January 1, 2004 (Date of Inception of the Development Stage) to
	June 30,		June 30,
	2011	2010	2011
Cash flows from operating activities:
Net income (loss)	$(8,750)	$(8,000)	$(1,064,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Finance charges	—	—	27,387
Accrued interest on notes payable	—	—	31,414
Amortization	—	—	27,077
Accrued expenses and service costs assumed by majority shareholder	2,000	8,000	104,508
Foreign exchange effect on notes payable	—	—	5,303
Issuance of common stock for services	—	—	1,000
Stock-based compensation	—	—	28,480
Loss on disposition of equipment	—	—	225,184
Write-down of intangible assets	—	—	360,001
Write-off of payables	—	—	(73,607)
Write-off of notes payable	—	—	(18,729)
Gain on settlement of lawsuit	—	—	(44,445)
Gain on sale of discontinued operations	—	—	(108,121)
Gain on sale of investments	—	—	(31,874)
Other income	—	—	(42,530)
Changes in non-cash working capital items:
Accounts payable and accrued liabilities	6,750	—	150,271
Cash used in continuing operations	—	—	(422,836)
Discontinued operations	—	—	(171,213)

Net cash used in operating activities	—	—	(594,049)

Cash flows from investing activities:
Proceeds from sale of subsidiary	—	—	1
Proceeds from assets disposition	—	—	5,458
Purchase of equipment	—	—	(5,808)
Net cash used in investing activities	—	—	(349)

Cash flows from financing activities:
Settlement of notes payable	—	—	398,614
Proceeds from issuance of common stock	—	—	1,000

Net cash provided by financing activities	—	—	399,614

Effect of exchange rate changes on cash	—	—	(14,734)

Change in cash	—	—	(209,518)

Cash, beginning of period	—	—	209,518

Cash, ending of period	$—	$—	$—

Non-cash financing activities:
Issuance of common shares to acquire securities	$478,000	$—	$478,000

The accompanying notes are an integral part of these financial statements

SINOCUBATE, INC.
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

The accompanying notes are an integral part of these financial statements

SINOCUBATE, INC.
 (A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(Unaudited)
(Amounts expressed in US dollars)

								Deficit
						Accumulated		Accumulated
				Additional		Other		During the
	Common Shares		Treasury	Paid-in	Subscriptions	Comprehensive		Development
	Number	Amount	Stock	Capital	Received	Income	Deficit	Stage	Total
Balance at December 31, 2002	343,522	3,435	(270)	1,614,109	650	17,229	(697,824)	—	937,329
Net loss	—	—	—	—	—	—	(607,630)	—	(607,630)
Foreign currency translation adjustment	—	—	—	—	—	1,752	—	—	1,752
Stock option benefit	—	—	—	11,800		—	—	—	11,800
Cancellation of agreement	—	—	—	—	(650)	—	—	—	(650)
Share issues for cash on exercise of options	12,000	120	—	11,880	—	—	—	—	12,000
Share issues for consulting services	45,000	450	—	49,675	—	—	—	—	50,125
Share issues for intangible assets	60,000	600	—	104,400	—	—	—	—	105,000
Share issued for software	60,000	600	—	53,400	—	—	—	—	54,000
Balance at December 31, 2003	520,522	5,205	(270)	1,845,264	—	18,981	(1,305,454)	—	563,726
Net loss	—	—	—	—	—	—	—	(795,364)	(795,364)
Foreign currency translation adjustment	—	—	—	—	—	(238)	—	—	(238)
Stock-based compensation	—	—	—	4,460	—	—	—	—	4,460
Shares issued for cash on exercise of options	1,000	10	—	990	—	—	—	—	1,000
Share issued for debt	140,000	1,400	—	68,600	—	—	—	—	70,000
Share issued for consulting services	2,000	20	—	980	—	—	—	—	1,000
Balance at December 31, 2004	663,522	6,635	(270)	1,920,294	—	18,743	(1,305,454)	(795,364)	(155,416)
Net loss	—	—	—	—	—	—	—	(54,416)	(54,416)
Foreign currency translation adjustment	—	—	—	—	—	(702)	—	—	(702)
Share issues for consulting services	18,000	180	—	8,820	—	—	—	—	9,000
Balance at December 31, 2005	681,522	6,815	(270)	1,929,114	—	18,041	(1,305,454)	(849,780)	(201,534)
Net loss	—	—	—	—	—	—	—	(36,575)	(36,575)
Foreign currency translation adjustment	—	—	—	—	—	563	—	—	563
Share issues for debt	50,000	500	—	24,500	—	—	—	—	25,000
Balance at December 31, 2006	731,522	7,315	(270)	1,953,614	—	18,604	(1,305,454)	(886,355)	(212,546)
Net loss	—	—	—	—	—	—	—	(170,950)	(170,950)
Discount on notes payable	—	—	—	20,573	—	—	—	—	20,573
Foreign currency translation adjustment	—	—	—	—	—	(13,391)	—	—	(13,391)
Balance at December 31, 2007	731,522	7,315	(270)	1,974,187	—	5,213	(1,305,454)	(1,057,305)	(376,314)
Issuance of new shares	284,637	2,846	—	267,559	—	—	—	—	270,405
Cancellation of shares	(20,504)	(205)	270	(65)	—	—	—	—	—
Services assumed by majority stockholder	—	—	—	32,000	—	—	—	—	32,000
Change in par value of common share from $0.01 per share to $0.001 per share	—	(8,960)	—	8,960	—	—	—	—	—
Net income	—	—	—	—	—	—	—	79,122	79,122
Foreign currency translation adjustment	—	—	—	—	—	(5,213)	—	—	(5,213)
Balance at December 31, 2008 (audited)	995,655	996	—	2,282,641	—	—	(1,305,454)	(978,183)	—
Services assumed by majority stockholder	—	—	—	28,004	—	—	—	—	28,004
Stock-based compensation				24,020					24,020
Net Loss	—	—	—	—	—	—	—	(52,024)	(52,024)
Balance at December 31, 2009 (audited)	995,655	996	—	2,334,665	—	—	(1,305,454)	(1,030,207)	—
Services assumed by majority stockholder	—	—	—	25,198	—	—	—	—	25,198
Net Loss	—	—	—	—	—	—	—	(25,198)	(25,198)
Balance at December 31, 2010 (audited)	995,655	996	—	2,359,863	—	—	(1,305,454)	(1,055,405)	—
Services assumed by majority stockholder	—	—	—	2,000	—	—	—	—	2,000
Shares subscribed for security	—	—	—	476,088	1,192	—	—	—	478,000
Net Loss	—	—	—	—	—	—	—	(8,750)	(8,750)
Balance at June 30, 2011 (Unaudited)	995,655	$996	$—	$2,837,951	$1,192	$—	$(1,305,454)	$(1,064,155)	$(471,250)

The accompanying notes are an integral part of these financial statements

SINOCUBATE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011
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

On December 19, 2009, Viking Investments, LLC, an entity controlled and managed by Tom Simeo, the Company’s chairman, chief executive officer and president, announced a strategic partnership with Viking, whereby Viking, in exchange for a fee, and SinoCubate will work together and assist various business entities in the People’s Republic of China or the PRC in their endeavors to become publicly listed companies in the United States.  In connection with the strategic agreement, the Company was to newly issue 4,750,000 shares of the Company’s common stock to Viking in exchange for One Hundred Thousand (100,000) shares of common stock of Renhuang Pharmaceuticals, Inc. or Renhuang owned by Viking, and newly issue 15,000,000 shares of the Company’s common stock to Viking in exchange for entry into the strategic partnership agreement.  In connection with the foregoing transactions, Philip Wan and Yung Kong Chin were appointed directors and officers of the Company and were each granted warrants to purchase 50,000 shares of common stock of the Company at an exercise price of $0.26 per share exercisable in whole or in part at any time during the 3 years after issuance.  Effective, March 26, 2010, the parties elected to terminate the strategic partnership agreement and the directors and officers appointed thereby, Messrs. Wan and Chin, resigned as directors and officers of the Company and agreed not to exercise their warrants to purchase the Company’s shares. The Company has subsequently cancelled the warrants.  No shares were issued to Viking and neither the Company nor Viking has monetary or other demand on the other related to the cancellation.

On May 23, 2011, the Company commenced operations as an incubator of an Internet driven investment exchange with the purpose to become the global marketplace for investments. The Company is in the process of building a comprehensive global online community whereby investors, investees and practitioners meet.  The Company intends to cater to various types of investors and investees and their advisers, such as bankers, investment banks, corporations, private equity firms, hedge funds, PIPE investors, family offices, and entrepreneurs. The Company believes it is filling a need for a mid-market online global market place allowing participants to identify opportunities world-wide on a cost efficient subscription basis.   By providing a free listing service for investees and a basic service for investors for free, which can be upgraded to various levels, the Company believes it can attract a large amount of users and increase web traffic, which in turn will convert to additional paying subscribers and revenue for the Company.

SINOCUBATE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011
 (Amounts expressed in US Dollars)
(Unaudited)

By allowing investees to list its opportunities for free, to be provided only on a teaser level of disclosure to investors subscribing to the basic service, it is anticipated that professional investors and their constituent parties will increase their deal flow, thereby reducing the cost and complexity otherwise not easily revealed by current research methods. Matching is shown on each subscriber’s dashboard and takes place primarily around similar industry classifications. Full subscription allows investors access to a much more informative online level of disclosure designed to allowing the investors to make an informed decision and to contact investees.

On June 29, 2011, Viking Investments, LLC, a company incorporated under the laws of The Federation of St. Kitts and Nevis, sold 100,000 shares of China Wood, Inc., publicly listed in the United States with the ticker “CNWD”, owned by Viking Investments LLC, in exchange for 1,912,000 newly issued restricted shares of SinoCubate.  On August 5, 2011Viking Investments LLC completed the purchase of the Shares by delivering 100,000 shares of common stock in China Wood, Inc. registered in a S-1 Registration Statement declared effective by the SEC on April 7, 2011.  In determining the fair value of the shares, the Company and Viking Investments Group LLC, agreed to use, where applicable, the closing bid price for the most recent trading days prior to the closing day of the transaction.

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

Note 3	Summary of Significant Accounting Policies

a)	Basis of Presentation

The Company’s unaudited interim financial statements have been prepared in conformity with US GAAP and applicable provisions of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting using the same accounting principles that were used in the preparation of the company’s annual report on Form 10-K for the year ended December 31, 2010. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results to be reported for the full year. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K. The consolidated balance sheet as of December 31, 2010, included herein, was derived from the audited consolidated financial statements as of that date.

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

FASB ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the six months ended June, 2011 and 2010, comprehensive loss was ($4,000) and $(8,000), respectively.

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

SINOCUBATE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011
 (Amounts expressed in US Dollars)
(Unaudited)

The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets likely. The Company did not incur any material impact to its financial condition or results of operations due to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is subject to U.S federal jurisdiction income tax examinations for the tax years 2006 through 2011. In addition, the Company is subject to state and local income tax examinations for the tax years 2006 through 2011.

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

The stock warrants granted during 2009 were exercisable immediately, the fair value on the grant date using the Black-Scholes option pricing model was $24,020, and have been recorded as compensation costs. The Company did not issue any stock options or warrants during 2010 and as of June 30, 2011. The Company cancelled all warrants issued in 2009.

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

SINOCUBATE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011
 (Amounts expressed in US Dollars)
(Unaudited)

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

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This ASU codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and non-substantive milestones, and each milestone should be evaluated individually to determine if it is substantive.

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

SINOCUBATE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011
 (Amounts expressed in US Dollars)
(Unaudited)

Note 4	Related Party Transactions

On April 3, 2009, the Company entered into an agreement with Viking, providing that effective August 15, 2008, Viking will pay for any services performed on behalf of the Company by third parties until such time that Viking is no longer the majority shareholder of the Company.  As of May 15, 2011, services performed on behalf of the Company will be reimbursed to Viking instead of payment obligations assumed by Viking.

For the quarter ended June 30, 2011, Viking assumed professional and other service fee in the aggregate amount of $6,750 on its own.  For the quarter ended June 30, 2010, Viking assumed professional and other service fee in the aggregate amount of $4,000 on its own.

On December 19, 2009, the Company announced a strategic partnership with Viking, whereby Viking, in exchange for a fee, and SinoCubate will work together and assist various business entities in the People’s Republic of China or the PRC in their endeavors to become publicly listed companies in the United States.  In connection with the strategic agreement, the Company was to newly issue 4,750,000 shares of the Company’s common stock to Viking in exchange for One Hundred Thousand (100,000) shares of common stock of Renhuang Pharmaceutical, Inc. or Renhuang owned by Viking, and newly issue 15,000,000 shares of the Company’s common stock to Viking in exchange for entry into the strategic partnership agreement.  In connection with the foregoing transactions, Philip Wan and Yung Kong Chin were appointed directors and officers of the Company and were each granted warrants to purchase 50,000 shares of common stock of the Company at an exercise price of $0.26 per share exercisable in whole or in part at any time during the 3 years after issuance.  Effective, March 26, 2010, the parties elected to terminate the strategic partnership agreement and the directors and officers appointed thereby, Messrs. Wan and Chin, resigned as directors and officers of the Company and agreed not to exercise their warrants to purchase the Company’s shares. The Company has subsequently cancelled the warrants.  No shares were issued to Viking and neither the Company nor Viking has monetary or other demand on the other related to the cancellation.

Note 5	Supplemental Cash Flow Information

	Six months ended June 30,		January 1, 2004 (Date of Inception the Development stage) to June 30,
Cash paid for:	2011	2010	2011
Interest	$—	$—	$—
Income taxes (recovery)	$—	$—	$(3,934)

Common shares issued to settle notes payable	$—	$—	$295,405
Expenses assumed by principal stockholders	$4,000	$8,000	$106,508

SINOCUBATE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011
 (Amounts expressed in US Dollars)
(Unaudited)

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

Note 8	Earnings per share

Earnings per Share and the weighted average number of common share outstanding does not reflect the exchange for newly issued shares of 1,912,000.  The additional shares have not yet been issued as of June 30, 2011.

SINOCUBATE, INC.
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

PLAN OF OPERATIONS

Overview

The Company commenced operations as an incubator of an Internet driven investment exchange with the purpose to become the global marketplace for investments. The Company is in the process of building a comprehensive global online community whereby investors, investees and practitioners meet.  The Company intends to cater to various types of investors and investees and their advisers, such as bankers, investment banks, corporations, private equity firms, hedge funds, PIPE investors, family offices, and entrepreneurs. The Company believes it is filling a need for a mid-market online global market place allowing participants to identify opportunities world-wide on a cost efficient subscription basis.   By providing a free listing service for investees and a basic service for investors for free, which can be upgraded to various levels, the Company believes it can attract a large amount of users and increase web traffic, which in turn will convert to additional paying subscribers and revenue for the Company.

By allowing investees to list its opportunities for free, to be provided only on a teaser level of disclosure to investors subscribing to the basic service, it is anticipated that professional investors and their constituent parties will increase their deal flow, thereby reducing the cost and complexity otherwise not easily revealed by current research methods. Matching is shown on each subscriber’s dashboard and takes place primarily around similar industry classifications. Full subscription allows investors access to a much more informative online level of disclosure designed to allowing the investors to make an informed decision and to contact investees.

As of the date of this Report, the Company has not entered into an agreement with any investors and investees and there can be no assurance that the Company will ever be able to identify and enter into an agreement with those users or whether, if the Company successful enters into an agreement with any users, such business may become successful and/or profitable. The Company is in need of further working capital and options are being explored with respect to financing in the form of debt, equity or a combination thereof.

SINOCUBATE, INC.
(A Development Stage Company)

RESULTS OF CONTINUING OPERATIONS

The following discussion of the financial condition and results of operation of the Company should be read in conjunction with the Financial Statements and the related Notes included elsewhere in this Report.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010

Liquidity and Capital Resources

At June 30, 2011 and June 30, 2010, the Company had no cash holding. As of June 30, 2011 and June 30, 2010 current assets totaled $478,000 and $0 respectively. The Company working capital was $473,250 and $0, respectively.  We believe that the funds available to us are adequate to meet our operating needs for the next twelve months.

The ability of the Company to continue as a going concern and fund its operations through the remainder of 2011 is contingent upon being able to raise funds through either equity or debt financing or a combination of both.

Revenue

The Company had no net sales at June 30, 2011 or June 30, 2010.

Expenses

The operating expenses increased by $750 to $8,750 in the six months period ended June 30, 2011 from $8,000 in the corresponding period in 2010.  The increase was due to the Company commenced operations as an incubator of an Internet driven investment exchange platform.

Net Loss

The Company incurred a net loss of $8,750 at June 30, 2011 compared with net loss of $8,000 at June 30, 2010.  The increase in net loss was due to the professional and consulting fees in the first half year of 2011, compared to the same period of 2010.

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

SINOCUBATE, INC.
(A Development Stage Company)

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011 have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

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

SINOCUBATE, INC.
(A Development Stage Company)

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS
As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 29, 2011, Viking Investments, LLC, a company incorporated under the laws of The Federation of St. Kitts and Nevis, sold 100,000 shares of China Wood, Inc., publicly listed in the United States with the ticker “CNWD”, owned by Viking Investments LLC, in exchange for 1,912,000 newly issued restricted shares of SinoCubate.  On August 5, 2011Viking Investments LLC completed the purchase of the Shares by delivering 100,000 shares of common stock in China Wood, Inc. registered in a S-1 Registration Statement declared effective by the SEC on April 7, 2011.  The proceeds from these sales of securities are used to fund the company operations and investments as needed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Reg S shares subscription agreement between the Company and Viking Investment Group LLC dated June 29, 2011

10.2	Calculation of fair price for shares exchange

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SINOCUBATE, INC. (Registrant)

Date: August 11, 2011	By:	/s/ Tom Simeo
Tom Simeo
Chief Executive Officer, Treasurer
Director and Secretary