Form 10-Q
period 2011-09-30
SinoCubate, Inc
filed 2011-11-16
CIK 1102432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________   to  _______________

Commission file number 000-29219

SINOCUBATE, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0199508
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Kerry Centre, 1515 West Nanjing Road, Suite 1002
Shanghai, P.R. China	200040
(Address of principal executive offices)	(Zip Code)

+86 (21) 5298 6257
Issuer’s telephone number

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

Yes ☐No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐ Not Applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding on November 1, 2011 was 18,484,559.

SINOCUBATE, INC.
  (A Development Stage Company)

Form 10-Q

2

SINOCUBATE, INC.
  (A Development Stage Company)
Consolidated Financial Statements
(Unaudited)

PART I — FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

SINOCUBATE, INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)
(Amounts expressed in US dollars)

	September 30,2011	December 31, 2010
	(Unaudited)

ASSETS
Cash	$100	$-
Long-term Investment (Notes 2 and 5)	5,065,838	-
TOTAL ASSETS	$5,065,938	$-

LIABILITIES AND STOCKHOLDERS’EQUITY
Current (Note 6)	$-	$-

Related Party Transactions (Note 4)

Capital Stock
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding as of September 30, 2011	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized and outstanding 2,907,075 shares issued as of September 30, 2011, and 995,655 shares issued as of September 30, 2010	$2,908	$996

Additional Paid in Capital (100% Investor's equity of Viking investment LLC, (Nevada))	100	-

Additional Paid-In Capital	2,883,651	2,359,863
Subscription Receivable	4,587,838	-
Deficit	-	(1,305,454)
Deficit accumulated during the development stage	(2,408,559)	(1,055,405)
Total Stockholders' Equity	5,065,938	-

TOTAL LIABILITIES AND STOCKHOLDERS’EQUITY	$5,065,938	$-

The accompanying notes are an integral part of these consolidated financial statements

SINOCUBATE, INC.
(A Development Stage Company)
Consolidated Statement Of Operations And Comprehensive Loss
(Unaudited)
(Amounts expressed in US dollars)

						January 1, 2004 (Date of
						Inception of the
	Three months ended,		Nine months ended			Development Stage) to
	September 30,		September 30,			September 30,
	2011	2010	2011		2010	2011
General and administrative expenses:
Amortization	$-	$-	$-		$-	$27,077
Bad debt	-	-	-		-	525
Corporate promotion	-	-	-		-	13,920
Finance charges	-	-	-		-	27,397
Insurance	-	-	-		-	15,901
Interest on notes payable	-	-	-		-	34,648
Management and consultant fees	-	-	-		-	316,624
Office supplies and services	500	1,000	1,500		3,000	52,442
Professional fees	1,500	3,000	4,500		9,000	338,517
Rent (Note 6)	21,820	-	41,700		-	53,261
Wages	-		-		-	84,258

Loss before other items	(23,820)	(4,000)	(47,700)		(12,000)	(964,570)

Other items:
Loss on disposition of equipment	-	-	-		-	(15,028)
Write-down of intangible assets	-	-	-		-	(50,001)
Write-off of payables	-	-	-		-	73,607
Write-off of notes payable	-	-	-		-	14,823
Gain on settlement of lawsuit	-	-	-		-	44,445
Gain on sale of investment	-	-	-		-	31,874
Other income	-	-	-		-	42,530

Income (loss) from continuing operations	(23,820)	(4,000)	(47,700)		(12,000)	(822,320)

Operating loss (income) from discontinued operations	0	-	-		-	(388,905)

Gain on sales of discontinued operations	0	-	-		-	108,120

Net income (loss)	$(23,820)	$(4,000)	$(47,700)		$(12,000)	$(1,103,105)

Basic and diluted income (loss) per
Common share – continuing operations	(0)	(0)	(0)		(0)	(1)
Weighted average number of common share
outstanding – basic and diluted	1,304,042	995,655	1,304,042		995,655	1,304,042

Comprehensive income (loss)
Net income (loss)	$(23,820)	$(4,000)	$(47,700)		$(12,000)	$(1,103,105)
Foreign currency translation adjustment	0	-	-		-	-
Total comprehensive income (loss)	$(23,820)	$(4,000)	$(47,700	) )	$(12,000)	$(1,103,105)

The accompanying notes are an integral part of these consolidated financial statements

SINOCUBATE, INC.
(A Development Stage Company)
Consolidated Statement Of Cash Flows
(Unaudited)
(Amounts expressed in US dollars)

			January 1, 2004 (Date of
			Inception of the
	Nine months ended		Development Stage) to
	September 30,		September 30,
	2,011	2,010	2,011
Cash flows from operating activities:
Net income (loss)	$(47,700)	$(12,000)	$(1,103,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Finance charges	—	—	27,387
Accrued interest on notes payable	—	—	31,414
Amortization	—	—	27,077
Accrued expenses and service costs assumed by majority shareholder	47,700	12,000	143,458
Acquisition of a wholly-owned subsidary and the liability assumed by majority stockholder	100	—	100
Foreign exchange effect on notes payable	—	—	5,303
Issuance of common stock for services	—	—	1,000
Stock-based compensation	—	—	28,480
Loss on disposition of equipment	—	—	225,184
Write-down of intangible assets	—	—	360,001
Write-off of payables	—	—	(73,607)
Write-off of notes payable	—	—	(18,729)
Gain on settlement of lawsuit	—	—	(44,445)
Gain on sale of discontinued operations	—	—	(108,121)
Gain on sale of investments	—	—	(31,874)
Other income	—	—	(42,530)
Changes in non-cash working capital items:
Accounts payable and accrued liabilities	—	—	150,271
Cash used in continuing operations	100	—	(422,736)
Discontinued operations	—	—	(171,213)

Net cash used in operating activities	100	—	(593,949)

Cash flows from investing activities:
Proceeds from sale of subsidiary	—	—	1
Proceeds from assets disposition	—	—	5,458
Purchase of equipment	—	—	(5,808)
Net cash used in investing activities	—	—	(349)

Cash flows from financing activities:
Settlement of notes payable	—	—	398,614
Proceeds from issuance of common stock	—	—	1,000

Net cash provided by financing activities	—	—	399,614

Effect of exchange rate changes on cash	—	—	(14,734)

Change in cash	100	—	(209,418)

Cash, beginning of period	—	—	209,518

Cash, end of period	$100	$—	$100

Supplemental Cash Flow Information: (see note 7)

The accompanying notes are an integral part of these consolidated financial statements

SINOCUBATE, INC.
(A Development Stage Company)
Consolidated Statement Of Stockholders' Equity
(Unaudited)
(Amounts expressed in US dollars)

									Deficit
							Accumulated		Accumulated
					Additional		Other		During the
	Common Shares		Treasury	Investor's	Paid-in	Subscriptions	Comprehensive		Development
	Number	Amount	Stock	Equity	Capital	Received	Income	Deficit	Stage	Total
May 3, 1989 (Inception) through December 31, 1997	60,022	$600	$—	$—	$9,400	$—	$—	$(10,000)	$—	$—
Net loss	—	—	—	—	—	—	—	(148,931)	—	(148,931)
Shares issued for cash	180,000	1,800	—	—	148,200	2,000	—	—	—	152,000
Balance at December 31, 1998	240,022	2,400	—	—	157,600	2,000	—	(158,931)	—	3,069
Net loss	—	—	—	—	—	—	—	(511,587)	—	(511,587)
Foreign currency translation adjustment	—	—	—	—	—	—	(14,130)	—	—	(14,130)
Share issued for services	15,000	150	—	—	124,850	—	—	—	—	125,000
Subscription receivable	12,000	120	—	—	99,880	8,000	—	—	—	108,000
Share issued for intangible assets	15,000	150	—	—	124,850	—	—	—	—	125,000
Balance at December 31, 1999	282,022	2,820	—	—	507,180	10,000	(14,130)	(670,518)	—	(164,648)
Net loss	—	—	—	—	—	—	—	(339,063)	—	(339,063)
Foreign currency translation adjustment	—	—	—	—	—	—	18,885	—	—	18,885
Shares issued for cash	21,600	216	—	—	259,784	—	—	—	—	260,000
Shares issued for settlement of debt	4,500	45	—	—	174,955	—	—	—	—	175,000
Subscription receivable	600	6	—	—	9,994	(200)	—	—	—	9,800
Subscription received	30,000	300	—	—	499,700	(9,350)	—	—	—	490,650
Stock option benefit	—	—	—	—	14,235	—	—	—	—	14,235
Balance at December 31, 2000	338,722	3,387	—	—	1,465,848	450	4,755	(1,009,581)	—	464,859
Net loss	—	—	—	—	—	—	—	375,621	—	375,621
Foreign currency translation adjustment	—	—	—	—	—	—	13,629	—	—	13,629
Shares issued for cash	300	3	—	—	2,247	—	—	—	—	2,250
Subscription received	—	—	—	—	—	200	—	—	—	200
Stock option benefit	—	—	—	—	118,920	—	—	—	—	118,920
Repurchase of common stock for treasury	—	—	(270	—	(6,611)	—	—	—	—	(6,881)
Balance at December 31, 2001	339,022	3,390	(270	—	1,580,404	650	18,384	(633,960)	—	968,598
Net loss	—	—	—	—	—	—		(63,864)	—	(63,864)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,155)	—	—	(1,155)
Shares issued for cash	4,500	45	—	—	33,705	—	—	—	—	33,750
Balance at December 31, 2002	343,522	$3,435	$(270	$—	$1,614,109	$650	$17,229	$(697,824)	$—	$937,329
Net loss	—	—	—	—	—	—	—	(607,630)	—	(607,630)
Foreign currency translation adjustment	—	—	—	—	—	—	1,752	—	—	1,752
Stock option benefit	—	—	—	—	11,800		—	—	—	11,800
Cancellation of agreement	—	—	—	—	—	(650)	—	—	—	(650)
Share issues for cash on exercise of options	12,000	120	—	—	11,880	—	—	—	—	12,000
Share issues for consulting services	45,000	450	—	—	49,675	—	—	—	—	50,125
Share issues for intangible assets	60,000	600	—	—	104,400	—	—	—	—	105,000
Share issued for software	60,000	600	—	—	53,400	—	—	—	—	54,000
Balance at December 31, 2003	520,522	5,205	(270	—	1,845,264	—	18,981	(1,305,454)	—	563,726
Net loss	—	—	—	—	—	—	—	—	(795,364)	(795,364)
Foreign currency translation adjustment	—	—	—	—	—	—	(238)	—	—	(238)
Stock-based compensation	—	—	—	—	4,460	—	—	—	—	4,460
Shares issued for cash on exercise of options	1,000	10	—	—	990	—	—	—	—	1,000
Share issued for debt	140,000	1,400	—	—	68,600	—	—	—	—	70,000
Share issued for consulting services	2,000	20	—	—	980	—	—	—	—	1,000
Balance at December 31, 2004	663,522	6,635	(270	—	1,920,294	—	18,743	(1,305,454)	(795,364)	(155,416)
Net loss	—	—	—	—	—	—	—	—	(54,416)	(54,416)
Foreign currency translation adjustment	—	—	—	—	—	—	(702)	—	—	(702)
Share issues for consulting services	18,000	180	—	—	8,820	—	—	—	—	9,000
Balance at December 31, 2005	681,522	6,815	(270	—	1,929,114	—	18,041	(1,305,454)	(849,780)	(201,534)
Net loss	—	—	—	—	—	—	—	—	(36,575)	(36,575)
Foreign currency translation adjustment	—	—	—	—	—	—	563	—	—	563
Share issues for debt	50,000	500	—	—	24,500	—	—	—	—	25,000
Balance at December 31, 2006	731,522	7,315	(270	—	1,953,614	—	18,604	(1,305,454)	(886,355)	(212,546)
Net loss	—	—	—	—	—	—	—	—	(170,950)	(170,950)
Discount on notes payable	—	—	—	—	20,573	—	—	—	—	20,573
Foreign currency translation adjustment	—	—	—	—	—	—	(13,391)	—	—	(13,391)
Balance at December 31, 2007	731,522	7,315	(270	—	1,974,187	—	5,213	(1,305,454)	(1,057,305)	(376,314)
Issuance of new shares	284,637	2,846	—	—	267,559	—	—	—	—	270,405
Cancellation of shares	(20,504)	(205)	270	—	(65)	—	—	—	—	—
Services assumed by majority stockholder	—	—	—	—	32,000	—	—	—	—	32,000
Change in par value of common share from $0.01 per share to $0.001 per share	—	(8,960)	—	—	8,960	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	79,122	79,122
Foreign currency translation adjustment	—	—	—	—	—	—	(5,213)	—	—	(5,213)
Balance at December 31, 2008 (audited)	995,655	996	—	—	2,282,641	—	—	(1,305,454)	(978,183)	—
Services assumed by majority stockholder	—	—	—	—	28,004	—	—	—	—	28,004
Stock-based compensation					24,020					24,020
Net Loss	—	—	—	—	—	—	—	—	(52,024)	(52,024)
Balance at December 31, 2009 (audited)	995,655	996	—	—	2,334,665	—	—	(1,305,454)	(1,030,207)	—
Services assumed by majority stockholder	—	—	—	—	25,198	—	—	—	—	25,198
Net Loss	—	—	—	—	—	—	—	—	(25,198)	(25,198)
Balance at December 31, 2010 (audited)	995,655	996	—	—	2,359,863	—	—	(1,305,454)	(1,055,405)	-
Deficit transfer to accumulated deficit account								1,305,454	(1,305,454)	-
Net Loss	-	-	-	-	-	-	-	-	(47,700)	-47,700
Services assumed by majority stockholder (Note 6)	-	-	-	-	47,700	-	-	-		47,700
Additional Paid in Capital (Acquisition of Viking investment LLC, (Nevada)' s 100% equity and the payment was assumed by majority stockholder)				100						100
Issuance of 1,912,000 new shares for exchanging common stock of China Wood	1,912,000	1,912			476,088					478,000
Issuance of 12,569,420 new shares for exchanging common stock of China Wood						4,587,838				4,587,838
Balance at September 30, 2011 (Unaudited)	2,907,655	$2,908	-	100	$2,883,651	$4,587,838	$-	-	(2,408,559)	5,065,938

The accompanying notes are an integral part of these consolidated financial statements

SINOCUBATE, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Amounts expressed in US Dollars)
(Unaudited)

Note 1	Interim Consolidated Financial Statements

Basis of presentation and principles of consolidation

The consolidated financial statements include the accounts of SinoCubate, Inc. (“the Company” and “SinoCubate”) and its majority-owned subsidiary, Viking Investments Group, LLC, incorporated in Nevada (“Viking Nevada”). Intercompany balances and transactions are eliminated.

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles or GAAP for interim consolidated financial information and with the instructions to Form 10-Q as promulgated by the Securities and Exchange Commission or the SEC.  Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles for complete consolidated financial statements. The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and the Form 10-K of the Company for the year ended December 31, 2010.  In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

On December 19, 2009, the Company announced a strategic partnership with Viking Investments Group LLC, incorporated in Nevada (“Viking Nevada”), whereby Viking Nevada, in exchange for a fee, and SinoCubate will work together and assist various business entities in the Peoples Republic of China or the PRC in their endeavors to become publicly listed companies in the United States.  In connection with the strategic agreement, the Company was to newly issue 4,750,000 shares of the Company’s common stock to Viking Nevada in exchange for One Hundred Thousand (100,000) shares of common stock of Renhuang Pharmaceutical, Inc. or Renhuang owned by Viking Nevada, and newly issue 15,000,000 shares of the Company’s common stock to Viking Nevada in exchange for entry into the strategic partnership agreement.  In connection with the foregoing transactions, Philip Wan and Yung Kong Chin were appointed directors and officers of the Company and were each granted warrants to purchase 50,000 shares of common stock of the Company at an exercise price of $0.26 per share exercisable in whole or in part at any time during the 3 years after issuance.  Effective, March 26, 2010, the parties elected to terminate the strategic partnership agreement and the directors and officers appointed thereby, Messrs. Wan and Chin, resigned as directors and officers of the Company and agreed not to exercise their warrants to purchase the Company’s shares. The Company has subsequently cancelled the warrants.  No shares were issued to Viking Nevada and neither the Company nor Viking Nevada has monetary or other demand on the other related to the cancellation.

On June 29, 2011, and on August 29, 2011, Viking Investments Group,  LLC, a company controlled and managed by the Company’s Chairman, Chief Executive Officer and President, Tom Simeo,  incorporated under the laws of The Federation of St. Kitts and Nevis, (“Viking Nevis”) sold 100,000 and 466,813 shares respectively of China Wood, Inc., publicly listed in the United States with the ticker “CNWD”, (the “China Wood Shares”) owned by Viking Nevis, in exchange for 1,912,000 and 12,569,420 newly issued restricted shares of SinoCubate respectively (the SinoCubate Shares”). On August 29, 2011, the Company acquired from Tom Simeo, the Company’s Chairman, Chief Executive Officer and President, Viking Investments Group, LLC, incorporated in Nevada (“Viking Nevada”) for a nominal value of One Hundred Dollars ($100).  At the time of the acquisition, except for a lease obligation related to the Company’s office, located at Kerry Centre, 1515 West Nanjing Road, Suite 1002, Shanghai, P.R. China, 200040, Viking Nevada had no assets and no liabilities.  By August 29, 2011, Viking Nevis completed the purchase of the China Wood Shares by having delivered a total of 566,813 shares of common stock in China Wood, Inc. to the Company.  The China Wood Shares were registered in a Form S-1 Registration Statement declared effective by the SEC on April 7, 2011. The China Wood Shares are subject to a “Leak-Out Provision” whereby only a certain amount of shares can be sold per month up and until the first anniversary of the effective day of the aforementioned registration statement, April 7, 2012.  In determining the fair value of the shares, the Company and Viking Nevis, agreed to use, where applicable, the closing bid price for the most recent trading days prior to the closing day of the transactions. The terms of the transactions were attached as exhibits to 8-K filings, filed with the Commission on August 26 and September 2, 2011 respectively, hereby incorporated by reference.

SINOCUBATE, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
 (Amounts expressed in US Dollars)
(Unaudited)

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Note 3	Summary of Significant Accounting Policies

a)	Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with US GAAP and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

b)	Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. The Company’s actual results could vary materially from management’s estimates and assumptions. Significant areas requiring the use of management estimates relate to the determination expected tax rates for future income tax recoveries and the warrants.

c)	Fair Values Of Financial Instruments

The fair value hierarchy establishes three levels to classify inputs to the valuation techniques used to measure fair value. Level 1 inputs are quoted market prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are inputs other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly, such as prices, or indirectly (derived from prices). Level 3 inputs are unobservable (supported by little or no market activity), such as non-corroborative indicative prices for a particular instrument provided by a third party. The fair value of long term investment is measured on quoted market prices using Level 1 inputs.

The Company provides disclosures regarding financial instruments as prescribed by generally accepted accounting principles. These disclosures do not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies and subjective considerations which vary widely among different financial institutions and which are subject to change.
d)	Cash

The balance sheet carrying amount includes cash held on hands approximate the estimated fair values of such assets.

e)	Financial Instruments

Fair values for long term investments are based on quoted market prices, if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The Company’s financial instrument recognized in the balance sheet consists of Cash and long term investments. The Company’s investments in publicly traded securities exposes the Company to market risk since the equity investments are subject to price fluctuations in the open market.

f)	Loss Per Share

We compute net loss per share of common stock using the two-class method. Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and, adjusted by any effects of warrants and options outstanding, if dilutive, that may add to the number of common shares during the period

g)	Other Comprehensive Income

FASB ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. For the nine months ended September, 2011 and 2010, comprehensive loss was ($47,700) and $(12,000), respectively.

h)	Income Taxes

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

i)	Stock-Based Compensation

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

SINOCUBATE, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

Assumption used to estimate the fair value of stock warrants on the granted date is as follows:

Issuance Date	Expected volatility	Risk-free rate	Expected term (years)	Dividend yield
December 16, 2009	204.70%	0.11%	3	0.00%

The stock warrants granted during 2009 were exercisable immediately, the fair value on the grant date using the Black-Scholes option pricing model was $24,020, and have been recorded as compensation costs. The Company did not issue any stock options or warrants during 2010 and in 2011, the Company cancelled all warrants issued in 2009.

j)	Long-term investment and Securities owned

The Company owns of 566,813 shares of common stock in China Wood, Inc.  China Wood Shares were registered in a Form S-1 Registration Statement declared effective by the SEC on April 7, 2011. The China Wood Shares are subject to a “Leak-Out Provision” whereby only a certain amount of shares can be sold per month up and until the first anniversary of the effective day of the aforementioned registration statement, April 7, 2012.  Therefore, the Company has chosen to classify its holdings in these securities as long-term investments. The Company uses the cost method to record the investment and there are no significant unrealized losses or gains on these securities.

k)	Recent Accounting Pronouncements

In June 2009, the FASB issued Topic 105, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Topic, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification will become non-authoritative. This Topic identifies the sources of accounting principles and the framework for selecting the principles used in preparing the consolidated financial statements of nongovernmental entities that are presented in conformity with GAAP and arranged these sources of GAAP in a hierarchy for users to apply accordingly. This Topic is effective for consolidated financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this topic did not have a material impact on the Company’s disclosure of the consolidated financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the consolidated financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised consolidated financial statements, through which the filer had evaluated subsequent events. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

SINOCUBATE, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

On April 3, 2009, the Company entered into an agreement with Viking Nevada, providing that effective August 15, 2008, Viking Nevada will pay for any services performed on behalf of the Company by third parties until such time that Viking Nevada is no longer the majority shareholder of the Company. On August 2, 2011, effective as of April 1, 2011, Viking Nevada will advance and pay all third party costs for SinoCubate as needed, but SinoCubate has an obligation to reimburse Viking Nevada at a later stage upon demand from Viking Nevada. Viking Nevada’s rights and obligations is as of August 29, 2011 transferred to Viking Nevis.

For the nine months ended September 30, 2011, Viking Nevada assumed the rental, professional service fee, and the other office expenses in the aggregate amount of $47,700 on its own.  For the nine months ended September 30, 2010, Viking Nevis disbursed professional and other service fee in the aggregate amount of $12,000 to be repaid by the Company to Viking Nevis on demand.

SINOCUBATE, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
 (Amounts expressed in US Dollars)
(Unaudited)

On December 19, 2009, the Company announced a strategic partnership with Viking Nevada, whereby Viking Nevada, in exchange for a fee, and SinoCubate will work together and assist various business entities in the Peoples Republic of China or the PRC in their endeavors to become publicly listed companies in the United States.  In connection with the strategic agreement, the Company was to newly issue 4,750,000 shares of the Company’s common stock to Viking Nevada in exchange for One Hundred Thousand (100,000) shares of common stock of Renhuang Pharmaceutical, Inc. or Renhuang owned by Viking Nevada, and newly issue 15,000,000 shares of the Company’s common stock to Viking Nevada in exchange for entry into the strategic partnership agreement.  In connection with the foregoing transactions, Philip Wan and Yung Kong Chin were appointed directors and officers of the Company and were each granted warrants to purchase 50,000 shares of common stock of the Company at an exercise price of $0.26 per share exercisable in whole or in part at any time during the 3 years after issuance.  Effective, March 26, 2010, the parties elected to terminate the strategic partnership agreement and the directors and officers appointed thereby, Messrs. Wan and Chin, resigned as directors and officers of the Company and agreed not to exercise their warrants to purchase the Company’s shares. The Company has subsequently cancelled the warrants.  No shares were issued to Viking Nevada and neither the Company nor Viking Nevada has monetary or other demand on the other related to the cancellation.

On June 29, 2011, and on August 29, 2011, Viking Investments, LLC, a company controlled and managed by the Company’s Chairman, Chief Executive Officer and President, Tom Simeo, incorporated under the laws of The Federation of St. Kitts and Nevis, (“Viking Nevis”) sold 100,000 and 466,813 shares respectively of China Wood, Inc., publicly listed in the United States with the ticker “CNWD”, (the “China Wood Shares”) owned by Viking Nevis, in exchange for 1,912,000 and 12,569,420 newly issued restricted shares of SinoCubate respectively (the SinoCubate Shares”). On August 29, 2011, the Company acquired from Tom Simeo, the Company’s Chairman, Chief Executive Officer and President, Viking Investments LLC, incorporated in Nevada (“Viking Nevada”) for a nominal value of One Hundred Dollars ($100). At the time of the acquisition, except for a lease obligation related to the Company’s office, located at Kerry Centre, 1515 West Nanjing Road, Suite 1002, Shanghai, P.R. China, 200040, Viking Nevada had no assets and no liabilities. By August 29, 2011, Viking Nevis completed the purchase of the China Wood Shares by having delivered a total of 566,813 shares of common stock in China Wood, Inc. to the Company. The China Wood Shares were registered in a Form S-1 Registration Statement declared effective by the SEC on April 7, 2011. The China Wood Shares are subject to a “Leak-Out Provision” whereby only a certain amount of shares can be sold per month up and until the first anniversary of the effective day of the aforementioned registration statement, (April 7, 2012). In determining the fair value of the shares, the Company and Viking Nevis, agreed to use, where applicable, the closing bid price for the most recent trading days prior to the closing day of the transactions. The terms of the transactions were attached as exhibits to 8-K filings, filed with the Commission on August 26 and September 2, 2011 respectively, hereby incorporated by reference.

Note 5	Long-term investment

	September 30,
	(Unaudited)		December 31, 2010
	2011	2010	(Audited)

China Wood Inc.
- Under the Company’s name	—	—	$—
- Under Viking Investments Group LLC (Nevada)’s name	$5,065,838	$—	—

On June 29, 2011, and on August 29, 2011, Viking Investments, LLC, a company controlled and managed by the Company’s Chairman, Chief Executive Officer and President, Tom Simeo, incorporated under the laws of The Federation of St. Kitts and Nevis, (“Viking Nevis”) sold 100,000 and 466,813 shares respectively of China Wood, Inc., publicly listed in the United States with the ticker “CNWD”, (the “China Wood Shares”) owned by Viking Nevis, in exchange for 1,912,000 and 12,569,420 newly issued restricted shares of SinoCubate respectively (the “SinoCubate Shares”).

Note 6	Expenses and Commitment

Expenses included the rental, professional service fee and other office expenses for the nine months ended September 30, 2011 and September 30, 2010 was $47,700 and $12,000, respectively, were all assumed by the major stockholders. The Company via Viking Investment Group LLC (“Viking Nevada”) engaged a lease agreement with Shanghai New Ci Hou Real Estate Co. Ltd., from April 9, 2011 to April 8, 2013. The monthly rental fee is Chinese Renminbi ￥46,368 (US$7,273). Total rental fee in the nine months ended September 30, 2011 was US $41,700. The total commitment for the lasting lease period is US$132,862.

Note 7	Supplemental Cash Flow Information

			January 1, 2004
			(Date of Inception of the
	Nine months ended September 30,		Development stage) to
	2011	2010	September 30, 2011
Cash paid for:
Interest	$—	$—	$—
Income taxes (recovery)	$—	$—	$(3,934)

Common shares issued to settle notes payable	$—	$—	$295,405
Expenses assumed by principal stockholders	$47,700	$12,000	$143,458

Acquisition of a wholly owned subsidiary on non-cash basis	$(100)	$-
Liability assumed by majority shareholder to acquire a wholly owned subsidiary	$100	$-
Acquisition of 100,000 common shares of China Wood Inc. by issuance of 1,912,000 common shares of the Company	$(478,000)	$-
Increase in paid in capital resulted from acquiring 100,000 common shares of China Wood by issuance of 1,912,000 common shares of the Company	$478,000	$-
Increase in share capital resulted from acquiring 100,000 common shares of China Wood by issuance of 1,912,000 common shares of the Company	$1,912	$-
Acquisition of 466,813 common shares of China Wood Inc. by issuance of 12,569,420 common shares of the Company	$(4,587,838)	$-
Increase in subscription receivable resulted from acquiring 466,813 common shares of China Wood by issuance of 12,569,420 common shares of the Company	$4,587,838	$-

Note 8	Discontinued Operations

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

Proceeds	$1
Liabilities assumed by purchaser of Casino Marketing S.A. as of April 1, 2008	8,169
Liabilities assumed by purchaser of 564448 BC Ltd. as of April 1, 2008	70,267

Gain on sale of discontinued operations	$78,437

Note 9	Termination of agreement

Effective, March 26, 2010, the parties elected to terminate the strategic partnership agreement and the directors and officers appointed thereby, Messrs. Wan and Chin, resigned as directors and officers of the Company and agreed not to exercise their warrants to purchase the Company’s shares. The Company has subsequently cancelled the warrants.  No shares were issued to Viking Nevada and neither the Company nor Viking Nevada has monetary or other demand on the other related to the cancellation.

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

PLAN OF OPERATIONS

Overview

The Company’s current business plan is to provide incubate resources and services to support the successful development of late stage, non-publicly-listed P.R. China based companies with the ultimate goals and endeavors to become publicly listed in the United States and elsewhere. This incubate service include financing, professional advisory services, board member services, CFO services, corporate governance and general corporate management to entrepreneurs and their advisers in consideration for a fee, comprised of either cash or equity, or a combination of both (hereinafter referred to as a “Transaction” or plural “Transactions”). It is believed that successful completion of a business incubation program increases the likelihood that a company will stay in business for the long term. SinoCubate is neither an underwriter as the term is defined in Section 2(a)(11) of the Securities Act of 1933. SinoCubate is not an investment company pursuant to the Investment Company Act of 1940.  SinoCubate is not an investment adviser pursuant to the Investment Advisers Act of 1940. SinoCubate is not registered with FINRA or SIPC.

This is a new direction for SinoCubate. Previously, SinoCubate’s business plan had been focused on investigating and then, if deemed economically feasible, entering into contractual arrangements with entities that would have enabled SinoCubate to either purchase outright the assets and and/or business operations of such entities or to enter into business arrangements, such as joint ventures or similar other combinations with those entities. SinoCubate does not expect to see immediate economic results from its development and, ultimately, there can be no guarantee that the business model will develop to become successful and/or profitable.

RESULTS OF CONTINUING OPERATIONS

The following discussion of the consolidated financial condition and results of operation of the Company should be read in conjunction with the Consolidated financial statements and the related Notes included elsewhere in this Report.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

Liquidity and Capital Resources
At September 30, 2011 the Company had no holding or working capital. At September 30, 2011, the Company had a holding of 566,813 shares of China Wood, with the open market bid price at September 30, 2011 US$9.50 per share representing in aggregate approximately US$5,385,000. The Company believes it has resources to meet its obligations for the next twelve months

3

SINOCUBATE, INC.
(A Development Stage Company)

Revenue

The Company had no net sales at September 30, 2011 or September 30, 2010.

Expenses

The operating expenses were $47,700 in the Nine months period ended September 30, 2011, compared with the corresponding period in 2010. The increase was mainly due to office rental fee.

Net Loss

The Company incurred a net loss of $47,700 at September 30, 2011 compared with net loss of $12,000 at September 30, 2010. The increase in net loss was mainly due to rental fee compared to the same period of 2010.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company’s consolidated financial statements which requires it to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.

Although these estimates are based on management’s knowledge of current events and actions the Company may undertake in the future, the final results may ultimately differ from actual results. Certain accounting policies involve significant judgments and assumptions, which have a material impact on the Company’s financial condition and results. Management believes its critical accounting policies reflect its most significant estimates and assumptions used in the presentation of the Company’s consolidated financial statements. The Company’s critical accounting policies include debt management and accounting for stock-based compensation. The Company does not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011 have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

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

4

SINOCUBATE, INC.
(A Development Stage Company)

PART II — OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

None.

ITEM 1A.       RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 29, 2011, and on August 29, 2011, Viking Investments, LLC, a company controlled and managed by the Company’s Chairman, Chief Executive Officer and President, Tom Simeo, incorporated under the laws of The Federation of St. Kitts and Nevis, (“Viking Nevis”) sold 100,000 and 466,813 shares respectively of China Wood, Inc., publicly listed in the United States with the ticker “CNWD”, (the “China Wood Shares”) owned by Viking Nevis, in exchange for 1,912,000 and 12,569,420 newly issued restricted shares of SinoCubate respectively (the SinoCubate Shares”).
By August 29, 2011, Viking Nevis completed the purchase of the China Wood Shares by having delivered a total of 566,813 shares of common stock in China Wood, Inc. to the Company. The China Wood Shares were registered in a Form S-1 Registration Statement declared effective by the SEC on April 7, 2011. The China Wood Shares are subject to a “Leak-Out Provision” whereby only a certain amount of shares can be sold per month up and until the first anniversary of the effective day of the aforementioned registration statement, (April 7, 2012). In determining the fair value of the shares, the Company and Viking Nevis, agreed to use, where applicable, the closing bid price for the most recent trading days prior to the closing day of the transactions. The terms of the transactions are attached as exhibits to this filing.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.           OTHER INFORMATION

None.

ITEM 6.           EXHIBITS

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SINOCUBATE, INC.
(Registrant)

/s/ Tom Simeo	Date: November 15, 2011
Tom Simeo
Chief Executive Officer and Director

5