Form 10-Q/A
period 2011-09-30
SinoCubate, Inc
filed 2011-11-22
CIK 1102432

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

Commission file number 000-29219

SINOCUBATE, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0199508
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Kerry Center, 1515 West Nanjing Road, Suite 1002
Shanghai,	200040
(Address of principal executive offices)	(Zip Code)

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

Explanatory  note

The purpose of this Amendment No. 1 to SinoCubate, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on November 16, 2011 (the “Form 10-Q”), is to revise all references to Viking Investments Group LLC’s state of incorporation, amend Note 7 regarding Supplemental Cash Flow Information, and to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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
Consolidated Financial Statements
(Unaudited)

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SINOCUBATE, INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)
(Amounts expressed in US dollars)

	September 30,2011	December 31, 2010
	(Unaudited)

ASSETS
Cash	$100	$-
Long-term Investments (Notes 2 and 5)	5,065,838	-
TOTAL ASSETS	$5,065,938	$-

LIABILITIES AND STOCKHOLDERS’EQUITY
Current (Note 6)	$-	$-

Related Party Transactions (Note 4)

Capital Stock
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding as of September 30, 2011	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized and outstanding 2,907,075 shares issued as of September 30, 2011, and 995,655 shares issued as of September 30, 2010	$2,908	$996

Additional Paid in Capital (100% Investor's equity of Viking I nvestments Group LLC, ( Delaware ))	100	-

Additional Paid-In Capital	2,883,651	2,359,863
Subscription Receivable	4,587,838	-
Deficit	-	(1,305,454)
Deficit accumulated during the development stage	(2,408,559)	(1,055,405)
Total Stockholders' Equity	5,065,938	-

TOTAL LIABILITIES AND STOCKHOLDERS’EQUITY	$5,065,938	$-

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

The accompanying notes are an integral part of these consolidated financial statements

SINOCUBATE, INC.
(A Development Stage Company)
Consolidated Statement Of Stockholders' Equity
(Unaudited)
(Amounts expressed in US dollars)

									Deficit
							Accumulated		Accumulated
					Additional		Other		During the
	Common Shares		Treasury	Investor's	Paid-in	Subscriptions	Comprehensive		Development
	Number	Amount	Stock	Equity	Capital	Received	Income	Deficit	Stage	Total
May 3, 1989 (Inception) through December 31, 1997	60,022	$600	$—	$—	$9,400	$—	$—	$(10,000)	$—	$—
Net loss	—	—	—	—	—	—	—	(148,931)	—	(148,931)
Shares issued for cash	180,000	1,800	—	—	148,200	2,000	—	—	—	152,000
Balance at December 31, 1998	240,022	2,400	—	—	157,600	2,000	—	(158,931)	—	3,069
Net loss	—	—	—	—	—	—	—	(511,587)	—	(511,587)
Foreign currency translation adjustment	—	—	—	—	—	—	(14,130)	—	—	(14,130)
Share issued for services	15,000	150	—	—	124,850	—	—	—	—	125,000
Subscription receivable	12,000	120	—	—	99,880	8,000	—	—	—	108,000
Share issued for intangible assets	15,000	150	—	—	124,850	—	—	—	—	125,000
Balance at December 31, 1999	282,022	2,820	—	—	507,180	10,000	(14,130)	(670,518)	—	(164,648)
Net loss	—	—	—	—	—	—	—	(339,063)	—	(339,063)
Foreign currency translation adjustment	—	—	—	—	—	—	18,885	—	—	18,885
Shares issued for cash	21,600	216	—	—	259,784	—	—	—	—	260,000
Shares issued for settlement of debt	4,500	45	—	—	174,955	—	—	—	—	175,000
Subscription receivable	600	6	—	—	9,994	(200)	—	—	—	9,800
Subscription received	30,000	300	—	—	499,700	(9,350)	—	—	—	490,650
Stock option benefit	—	—	—	—	14,235	—	—	—	—	14,235
Balance at December 31, 2000	338,722	3,387	—	—	1,465,848	450	4,755	(1,009,581)	—	464,859
Net loss	—	—	—	—	—	—	—	375,621	—	375,621
Foreign currency translation adjustment	—	—	—	—	—	—	13,629	—	—	13,629
Shares issued for cash	300	3	—	—	2,247	—	—	—	—	2,250
Subscription received	—	—	—	—	—	200	—	—	—	200
Stock option benefit	—	—	—	—	118,920	—	—	—	—	118,920
Repurchase of common stock for treasury	—	—	(270	—	(6,611)	—	—	—	—	(6,881)
Balance at December 31, 2001	339,022	3,390	(270	—	1,580,404	650	18,384	(633,960)	—	968,598
Net loss	—	—	—	—	—	—		(63,864)	—	(63,864)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,155)	—	—	(1,155)
Shares issued for cash	4,500	45	—	—	33,705	—	—	—	—	33,750
Balance at December 31, 2002	343,522	$3,435	$(270	$—	$1,614,109	$650	$17,229	$(697,824)	$—	$937,329
Net loss	—	—	—	—	—	—	—	(607,630)	—	(607,630)
Foreign currency translation adjustment	—	—	—	—	—	—	1,752	—	—	1,752
Stock option benefit	—	—	—	—	11,800		—	—	—	11,800
Cancellation of agreement	—	—	—	—	—	(650)	—	—	—	(650)
Share issues for cash on exercise of options	12,000	120	—	—	11,880	—	—	—	—	12,000
Share issues for consulting services	45,000	450	—	—	49,675	—	—	—	—	50,125
Share issues for intangible assets	60,000	600	—	—	104,400	—	—	—	—	105,000
Share issued for software	60,000	600	—	—	53,400	—	—	—	—	54,000
Balance at December 31, 2003	520,522	5,205	(270	—	1,845,264	—	18,981	(1,305,454)	—	563,726
Net loss	—	—	—	—	—	—	—	—	(795,364)	(795,364)
Foreign currency translation adjustment	—	—	—	—	—	—	(238)	—	—	(238)
Stock-based compensation	—	—	—	—	4,460	—	—	—	—	4,460
Shares issued for cash on exercise of options	1,000	10	—	—	990	—	—	—	—	1,000
Share issued for debt	140,000	1,400	—	—	68,600	—	—	—	—	70,000
Share issued for consulting services	2,000	20	—	—	980	—	—	—	—	1,000
Balance at December 31, 2004	663,522	6,635	(270	—	1,920,294	—	18,743	(1,305,454)	(795,364)	(155,416)
Net loss	—	—	—	—	—	—	—	—	(54,416)	(54,416)
Foreign currency translation adjustment	—	—	—	—	—	—	(702)	—	—	(702)
Share issues for consulting services	18,000	180	—	—	8,820	—	—	—	—	9,000
Balance at December 31, 2005	681,522	6,815	(270	—	1,929,114	—	18,041	(1,305,454)	(849,780)	(201,534)
Net loss	—	—	—	—	—	—	—	—	(36,575)	(36,575)
Foreign currency translation adjustment	—	—	—	—	—	—	563	—	—	563
Share issues for debt	50,000	500	—	—	24,500	—	—	—	—	25,000
Balance at December 31, 2006	731,522	7,315	(270	—	1,953,614	—	18,604	(1,305,454)	(886,355)	(212,546)
Net loss	—	—	—	—	—	—	—	—	(170,950)	(170,950)
Discount on notes payable	—	—	—	—	20,573	—	—	—	—	20,573
Foreign currency translation adjustment	—	—	—	—	—	—	(13,391)	—	—	(13,391)
Balance at December 31, 2007	731,522	7,315	(270	—	1,974,187	—	5,213	(1,305,454)	(1,057,305)	(376,314)
Issuance of new shares	284,637	2,846	—	—	267,559	—	—	—	—	270,405
Cancellation of shares	(20,504)	(205)	270	—	(65)	—	—	—	—	—
Services assumed by majority stockholder	—	—	—	—	32,000	—	—	—	—	32,000
Change in par value of common share from $0.01 per share to $0.001 per share	—	(8,960)	—	—	8,960	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	79,122	79,122
Foreign currency translation adjustment	—	—	—	—	—	—	(5,213)	—	—	(5,213)
Balance at December 31, 2008 (audited)	995,655	996	—	—	2,282,641	—	—	(1,305,454)	(978,183)	—
Services assumed by majority stockholder	—	—	—	—	28,004	—	—	—	—	28,004
Stock-based compensation					24,020					24,020
Net Loss	—	—	—	—	—	—	—	—	(52,024)	(52,024)
Balance at December 31, 2009 (audited)	995,655	996	—	—	2,334,665	—	—	(1,305,454)	(1,030,207)	—
Services assumed by majority stockholder	—	—	—	—	25,198	—	—	—	—	25,198
Net Loss	—	—	—	—	—	—	—	—	(25,198)	(25,198)
Balance at December 31, 2010 (audited)	995,655	996	—	—	2,359,863	—	—	(1,305,454)	(1,055,405)	-
Deficit transfer to accumulated deficit account								1,305,454	(1,305,454)	-
Net Loss	-	-	-	-	-	-	-	-	(47,700)	-47,700
Services assumed by majority stockholder (Note 6)	-	-	-	-	47,700	-	-	-		47,700
Additional Paid in Capital (Acquisition of Viking I nvestments Group LLC, ( Delaware )' s 100% equity and the payment was assumed by majority stockholder)				100						100
Issuance of 1,912,000 new shares for exchanging common stock of China Wood	1,912,000	1,912			476,088					478,000
Issuance of 12,569,420 new shares for exchanging common stock of China Wood						4,587,838				4,587,838
Balance at September 30, 2011 (Unaudited)	2,907,655	$2,908	-	100	$2,883,651	$4,587,838	$-	-	(2,408,559)	5,065,938

The accompanying notes are an integral part of these consolidated financial statements

SINOCUBATE, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Amounts expressed in US Dollars)
(Unaudited)

Note 1. Interim Consolidated Financial Statements

Basis of presentation and principles of consolidation

The consolidated financial statements include the accounts of SinoCubate, Inc. (“the Company” and “SinoCubate”) and its majority-owned subsidiary, Viking Investments Group LLC, incorporated in Delaware (“Viking Delaware ”). Intercompany balances and transactions are eliminated.

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

Note 2. Nature of Business and Going Concern Assumption

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

On December 19, 2009, the Company announced a strategic partnership with Viking Investments Group LLC, incorporated in  Delaware (“Viking Delaware ”), whereby Viking Delaware , in exchange for a fee, and SinoCubate will work together and assist various business entities in the Peoples Republic of China or the PRC in their endeavors to become publicly listed companies in the United States. In connection with the strategic agreement, the Company was to newly issue 4,750,000 shares of the Company’s common stock to Viking Delaware in exchange for One Hundred Thousand (100,000) shares of common stock of Renhuang Pharmaceutical, Inc. or Renhuang owned by Viking Delaware , and newly issue 15,000,000 shares of the Company’s common stock to Viking Delaware in exchange for entry into the strategic partnership agreement. In connection with the foregoing transactions, Philip Wan and Yung Kong Chin were appointed directors and officers of the Company and were each granted warrants to purchase 50,000 shares of common stock of the Company at an exercise price of $0.26 per share exercisable in whole or in part at any time during the 3 years after issuance. Effective, March 26, 2010, the parties elected to terminate the strategic partnership agreement and the directors and officers appointed thereby, Messrs. Wan and Chin, resigned as directors and officers of the Company and agreed not to exercise their warrants to purchase the Company’s shares. The Company has subsequently cancelled the warrants. No shares were issued to Viking Delaware and neither the Company nor Viking Delaware has monetary or other demand on the other related to the cancellation.

SINOCUBATE, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Amounts expressed in US Dollars)
(Unaudited)

On June 29, 2011, and on August 29, 2011, Viking Investments Group LLC, a company controlled and managed by the Company’s Chairman, Chief Executive Officer and President, Tom Simeo, incorporated under the laws of The Federation of St. Kitts and Nevis, (“Viking Nevis”) sold 100,000 and 466,813 shares respectively of China Wood, Inc., publicly listed in the United States with the ticker “CNWD”, (the “China Wood Shares”) owned by Viking Nevis, in exchange for 1,912,000 and 12,569,420 newly issued restricted shares of SinoCubate respectively (the SinoCubate Shares”). On August 29, 2011, the Company acquired from Tom Simeo, the Company’s Chairman, Chief Executive Officer and President, Viking Investments Group LLC, incorporated in Delaware (“Viking Delaware ”) for a nominal value of One Hundred Dollars ($100). At the time of the acquisition, except for a lease obligation related to the Company’s office, located at Kerry Centre, 1515 West Nanjing Road, Suite 1002, Shanghai, P.R. China, 200040, Viking Delaware had no assets and no liabilities. By August 29, 2011, Viking Nevis completed the purchase of the China Wood Shares by having delivered a total of 566,813 shares of common stock in China Wood, Inc. to the Company. The China Wood Shares were registered in a Form S-1 Registration Statement declared effective by the SEC on April 7, 2011. The China Wood Shares are subject to a “Leak-Out Provision” whereby only a certain amount of shares can be sold per month up and until the first anniversary of the effective day of the aforementioned registration statement, April 7, 2012. In determining the fair value of the shares, the Company and Viking Nevis, agreed to use, where applicable, the closing bid price for the most recent trading days prior to the closing day of the transactions The terms of the transactions were attached as exhibits to 8-K filings, filed with the Commission on August 26 and September 2, 2011 respectively, hereby incorporated by reference.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Note 3. Summary of Significant Accounting Policies

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

SINOCUBATE, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Amounts expressed in US Dollars)
(Unaudited)

Note 4. Related Party Transactions

On April 3, 2009, the Company entered into an agreement with Viking Delaware , providing that effective August 15, 2008, Viking  Delaware will pay for any services performed on behalf of the Company by third parties until such time that Viking  Delaware is no longer the majority shareholder of the Company. On August 2, 2011, effective as of April 1, 2011, Viking Delaware will advance and pay all third party costs for SinoCubate as needed, but SinoCubate has an obligation to reimburse Viking  Delaware at a later stage upon demand from Viking Delaware . Viking Delaware ’s rights and obligations is as of August 29, 2011 transferred to Viking Nevis.

For the nine months ended September 30, 2011, Viking  Delaware assumed the rental, professional service fee, and the other office expenses in the aggregate amount of $47,700 on its own. For the nine months ended September 30, 2010, Viking Nevis disbursed professional and other service fee in the aggregate amount of $12,000 to be repaid by the Company to Viking Nevis on demand.

On December 19, 2009, the Company announced a strategic partnership with Viking Delaware , whereby Viking Delaware , in exchange for a fee, and SinoCubate will work together and assist various business entities in the Peoples Republic of China or the PRC in their endeavors to become publicly listed companies in the United States. In connection with the strategic agreement, the Company was to newly issue 4,750,000 shares of the Company’s common stock to Viking  Delaware in exchange for One Hundred Thousand (100,000) shares of common stock of Renhuang Pharmaceutical, Inc. or Renhuang owned by Viking Delaware , and newly issue 15,000,000 shares of the Company’s common stock to Viking  Delaware in exchange for entry into the strategic partnership agreement. In connection with the foregoing transactions, Philip Wan and Yung Kong Chin were appointed directors and officers of the Company and were each granted warrants to purchase 50,000 shares of common stock of the Company at an exercise price of $0.26 per share exercisable in whole or in part at any time during the 3 years after issuance. Effective, March 26, 2010, the parties elected to terminate the strategic partnership agreement and the directors and officers appointed thereby, Messrs. Wan and Chin, resigned as directors and officers of the Company and agreed not to exercise their warrants to purchase the Company’s shares. The Company has subsequently cancelled the warrants. No shares were issued to Viking  Delaware and neither the Company nor Viking  Delaware has monetary or other demand on the other related to the cancellation.

On June 29, 2011, and on August 29, 2011, Viking Investments Group LLC, a company controlled and managed by the Company’s Chairman, Chief Executive Officer and President, Tom Simeo, incorporated under the laws of The Federation of St. Kitts and Nevis, (“Viking Nevis”) sold 100,000 and 466,813 shares respectively of China Wood, Inc., publicly listed in the United States with the ticker “CNWD”, (the “China Wood Shares”) owned by Viking Nevis, in exchange for 1,912,000 and 12,569,420 newly issued restricted shares of SinoCubate respectively (the SinoCubate Shares”). On August 29, 2011, the Company acquired from Tom Simeo, the Company’s Chairman, Chief Executive Officer and President, Viking Investments Group LLC, incorporated in Delaware (“Viking Delaware ”) for a nominal value of One Hundred Dollars ($100). At the time of the acquisition, except for a lease obligation related to the Company’s office, located at Kerry Centre, 1515 West Nanjing Road, Suite 1002, Shanghai, P.R. China, 200040, Viking Delaware had no assets and no liabilities. By August 29, 2011, Viking Nevis completed the purchase of the China Wood Shares by having delivered a total of 566,813 shares of common stock in China Wood, Inc. to the Company. The China Wood Shares were registered in a Form S-1 Registration Statement declared effective by the SEC on April 7, 2011. The China Wood Shares are subject to a “Leak-Out Provision” whereby only a certain amount of shares can be sold per month up and until the first anniversary of the effective day of the aforementioned registration statement, April 7, 2012. In determining the fair value of the shares, the Company and Viking Nevis, agreed to use, where applicable, the closing bid price for the most recent trading days prior to the closing day of the transactions. The terms of the transactions were attached as exhibits to 8-K filings, filed with the Commission on August 26 and September 2, 2011 respectively, hereby incorporated by reference.

Note 5. Long-term investment

	September 30,
	(Unaudited)		December 31, 2010
	2011	2010	(Audited)

China Wood Inc.
- Under the Company’s name	—	—	$—
- Under Viking Investments Group LLC ( Delaware )’s name	$5,065,838	$—	—

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

Note 6. Expenses and Commitment

Expenses included the rental, professional service fee and other office expenses for the nine months ended September 30, 2011 and September 30, 2010 was $47,700 and $12,000, respectively, were all assumed by the major stockholders. The Company via Viking Investment Group LLC (“Viking Delaware ”) engaged a lease agreement with Shanghai New Ci Hou Real Estate Co. Ltd., from April 9, 2011 to April 8, 2013. The monthly rental fee is Chinese Renminbi ￥46,368 (US$7,273). Total rental fee in the nine months ended September 30, 2011 was US $41,700. The total commitment for the lasting lease period is US$132,862.

Note 7. Supplemental Cash Flow Information

			January 1, 2004
			(Date of Inception of the
	Nine months ended September 30,		Development stage) to September 30,
	2011	2010	2011
Cash paid for:
Interest	$—	$—	$—
Income taxes (recovery)	$—	$—	$(3,934)

Common shares issued to settle notes payable	$—	$—	$295,405
Expenses assumed by principal stockholders	$47,700	$12,000	$143,458

Acquisition of a wholly owned subsidiary on non-cash basis	$(100)	$-
Liability assumed by majority shareholder to acquire a wholly owned subsidiary	$100	$-
Acquisition of 100,000 common shares of China Wood Inc. by issuance of 1,912,000 common shares of the Company	$(476,088)	$-
Increase in paid in capital resulted from acquiring 100,000 common shares of China Wood by issuance of 1,912,000 common shares of the Company	$476,088	$-
Increase in share capital resulted from acquiring 100,000 common shares of China Wood by issuance of 1,912,000 common shares of the Company	$1,912	$-
Acquisition of 466,813 common shares of China Wood Inc. by issuance of 12,569,420 common shares of the Company	$(4,587,838)	$-
Increase in subscription receivable resulted from acquiring 466,813 common shares of China Wood by issuance of 12,569,420 common shares of the Company	$4,587,838	$-

SINOCUBATE, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Amounts expressed in US Dollars)
(Unaudited)

Note 8. Discontinued Operations

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

Note 9 .Termination of agreement

Effective, March 26, 2010, the parties elected to terminate the strategic partnership agreement and the directors and officers appointed thereby, Messrs. Wan and Chin, resigned as directors and officers of the Company and agreed not to exercise their warrants to purchase the Company’s shares. The Company has subsequently cancelled the warrants. No shares were issued to Viking  Delaware and neither the Company nor Viking  Delaware has monetary or other demand on the other related to the cancellation.

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

SINOCUBATE, INC.
(A Development Stage Company)

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
_________________________
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

SINOCUBATE, INC.
(Registrant)

Date: November 22 , 2011	By:	/s/ Tom Simeo
Tom Simeo
Chief Executive Officer and Director