Form 10-K
period 2011-12-31
SinoCubate, Inc
filed 2012-04-16
CIK 1102432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number: 000-29219

SINOCUBATE, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0199508
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Kerry Centre, 1515 West Nanjing Road, Suite 1002
Shanghai, P.R. China, 2000040
 (Address of principal executive offices)

+ 86 (21) 5298 6257
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.001
Name of each exchange on which registered: None

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
Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐        No ☒

As of June 30, 2011, the aggregate market value of the shares of the Registrant’s common equity held by non-affiliates was approximately $186,015.  Shares of the Registrant’s common stock held by each executive officer and director and each by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding as of March 29, 2012 was 18,553,778.

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

FORM 10-K

PART I

Item 1.        Business

The Registrant, SinoCubate, Inc., is sometimes referred to hereinafter as “SinoCubate” or the “Company.”  The Company was incorporated under the laws of the State of Florida on May 3, 1989 as Sparta Ventures Corp. and remained inactive until June 27, 1998.  The name of the Company was changed to Thermal Ablation Technologies Corporation on October 8, 1998 and then to Poker.com, Inc. on August 10, 1999.  On September 15, 2003, the Company changed its name to LegalPlay Entertainment Inc. and on November 8, 2006, the name of the Company was changed to Synthenol Inc.  Effective November 3, 2008, the Company merged with and into a wholly-owned subsidiary, SinoCubate, Inc., which remained the surviving entity of the merger.  SinoCubate was formed in the State of Nevada on September 11, 2008.  The merger resulted in a change of name of the Company from Synthenol Inc. to SinoCubate, Inc. and a change in the state of incorporation of the Company from Florida to Nevada.

On June 29, 2011, and on August 29, 2011, Viking Investments Group,  LLC, a company controlled and managed by the Company’s Chairman, Chief Executive Officer and President, Tom Simeo, incorporated under the laws of The Federation of St. Kitts and Nevis (“Viking Nevis”), sold 100,000 and 466,813 shares respectively of China Wood, Inc., publicly listed in the United States with the ticker “CNWD”, (the “China Wood Shares”) owned by Viking Nevis, in exchange for 1,912,000 and 12,569,420 newly issued restricted shares of SinoCubate respectively (the SinoCubate Shares”). On August 29, 2011, the Company acquired, from Tom Simeo, the Company’s Chairman, Chief Executive Officer and President, Viking Investments Group, LLC, incorporated in Delaware (“Viking Delaware”) for a value of One Hundred Dollars ($100).  By August 29, 2011, Viking Nevis completed the purchase of the China Wood Shares by having delivered a total of 566,813 shares of common stock in China Wood, Inc. to the Company.  The China Wood Shares were registered in a Form S-1 Registration Statement declared effective by the SEC on April 7, 2011. The China Wood Shares are subject to a “Leak-Out Provision” whereby only a certain amount of shares can be sold per month up and until the first anniversary of the effective day of the aforementioned registration statement, April 7, 2012.  In determining the fair value of the shares, the Company and Viking Nevis, agreed to use, where applicable, the closing bid price for the most recent trading days prior to the closing day of the transactions.

The Company’s current business plan is to provide incubate resources and services to support the successful development of late stage, non-publicly-listed companies based in the United States and emerging growth countries with the ultimate goal and endeavor for them to become publicly listed in the United States.  This incubate service includes financing, professional advisory services, board member services, CFO services, corporate governance advice and general corporate management advisory services to entrepreneurs and their advisers in consideration for a fee, comprised of either cash or equity, or a combination of both (hereinafter referred to as a “Transaction” or plural “Transactions”). It is believed that successful completion of a business incubation program increases the likelihood that a company will stay in business for the long term.  SinoCubate is neither an underwriter as the term is defined in Section 2(a)(11) of the Securities Act of 1933, nor an investment company pursuant to the Investment Company Act of 1940.  SinoCubate is not an investment adviser pursuant to the Investment Advisers Act of 1940. SinoCubate is not registered with FINRA or SIPC.

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

On November 25, 2011, and on December 12, 2011, the Company entered into binding Letter of Intents with two new Chinese clients located in Beijing and Shanghai to provide those clients consulting and general business development services, including consultation regarding potential stock listings through reverse mergers in the United States.  The Beijing client operates over 100 retail stores selling women’s underwear.  In addition to adding up to 200 more stores in the next two years, the client plans to establish a comprehensive online presence. The Shanghai client, a restaurant and tea house company, operates close to 130 stores in Shanghai and the Hunan province.  The client plans to add 50 more stores per year during the next three years and to build a central kitchen serving 300 stores.  Upon completion of the listing in the United States, the Company will own a stake in both of those clients.

On January 18, 2012, the Company signed an engagement letter with a new Chinese client located in Zhejiang Province to provide consulting and general business services, including consultation regarding potential stock listings via through a reverse merger in the United States.  This client is in the apparel business and owns 3 clothing factories, several name brands and operates multiple retail stores in China, and exports some of its products to Russia, the United States, and other foreign countries.  The client plans to increase its production facility, establish a comprehensive online presence and increase its retail chain in China, and to establish retail stores in the United States.  Upon completion of the listing in the United States, the Company will own a stake in this client.

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

 Conflicts of Interest

Certain conflicts of interest may exist between the Company and its Chief Executive Officer and Chairman, and its principal shareholder, Viking Nevis.  Tom Simeo is also the principal officer of Viking Nevis.  As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to the Company. See “Certain Relationships and Related Transactions.”

Need for Additional Financing

The Company currently has limited funds and the lack of additional funds may negatively impact the Company’s ability to pursue its business strategy of providing incubating services, to include financing, professional advisory services, board member services, CFO services, corporate governance and general corporate management to entrepreneurs seeking to enter the capital markets in the US and elsewhere, or to acquire or enter into contractual arrangements with an entity to either acquire such entity or to enter into a contract arrangement that will enable the Company to manage such an entity. Even if the Company’s funds prove to be sufficient to provide such services or to acquire an interest in, or complete a transaction with, an entity, the Company may not have enough capital to exploit the opportunity. The ultimate success of the Company may depend upon its ability to raise additional capital. The Company may investigate the availability, source, or terms that might govern the acquisition of additional capital but will not do so until it determines a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company’s operations will be limited to those that can be financed with its modest capital.

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

Lack of Operating History

Even though providing incubate services is an area that the Company’s CEO is experienced in, the Company has only recently refocused its efforts on providing incubate services to companies in the United States and emerging growth countries.  Due to the special risks inherent in the implementation of a new business emphasis and plan, the Company must be regarded as a new or start-up venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

No Assurance of Success or Profitability, Especially in Light of the Likely Volatility of foreign Capital Markets

There is no assurance that the Company will be able to successfully implement its business plan and provided the contemplated services to its client companies. Even if the Company should be successful in providing its services to its client companies, there is a risk that developments regarding the political climate or capital markets in foreign countries could negatively impact our revenues, and there is no assurance that we will generate revenues or profits, or that the market price of the Company’s common stock will be increased thereby.

Impracticality of Exhaustive Investigation

The Company has limited or no funds and, this, coupled with the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of its opportunities with respect to its prospective client companies.  Decisions will therefore likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if the Company had more funds available to it, would be desirable. The Company will be particularly dependent in making decisions upon information provided by its prospective client’s promoter, owner, sponsor, or others associated with the business opportunity seeking the Company’s participation. A significant portion of the Company’s available funds may be expended for investigative expenses and other expenses related to preliminary aspects of providing incubate services to clients, and potential profits would therefore be lessened.

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

Reliance upon Financial Statements

The Company generally will require audited financial statements from companies with which it seeks to enter into a contractual arrangement.  In cases where no audited financials are available, the Company will have to rely upon interim period unaudited information received from a prospective client company’s management that has not been verified by outside auditors. The lack of the type of independent verification which audited financial statements would provide increases the risk that the Company, in evaluating a contractual arrangement with such a company, will not have the benefit of full and accurate information about the financial condition and recent interim operating history of that company. This risk increases the prospect that the contractual arrangement with such a company might prove to be an unfavorable one for the Company or the holders of the Company’s securities.

Moreover, the Company will be subject to the reporting provisions of the Exchange Act, and thus will be required to furnish certain information about significant contractual arrangements, including audited financial statements for any business with which it enters into a contractual arrangement for control. Consequently, prospects that do not have, or are unable to provide reasonable assurances that they will be able to obtain, the required audited statements would not be considered by the Company to be appropriate clients so long as the reporting requirements of the Exchange Act are applicable. Should the Company, during the time it remains subject to the reporting provisions of the Exchange Act, complete into a contract for control of an entity for which audited financial statements prove to be unobtainable, the Company would be exposed to enforcement actions by the SEC and to corresponding administrative sanctions, including permanent injunctions against the Company and its management. The legal and other costs of defending an SEC enforcement action would have material, adverse consequences for the Company and its business. The imposition of administrative sanctions would subject the Company to further adverse consequences. In addition, the lack of audited financial statements would prevent the securities of the Company from becoming eligible for listing on NASDAQ, or on any existing stock exchange.

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

Other Regulation

A contractual arrangement for acquisition of equity ownership of or control may be of a company that is subject to rules and regulation by federal, state, local or foreign authorities. Compliance with such rules and regulations can be expected to be a time-consuming, expensive process and may limit other opportunities of the Company.

Limited Participation of Management

The Company is heavily dependent upon the skills, talents, and abilities of its Chief Executive Officer, Mr. Simeo, who currently has other business interests, to manage and implement its business plan.

Lack of Continuity in Management

The Company does not have any employment agreements with Chief Executive Officer, Mr. Simeo, and as a result, there is no assurance Mr. Simeo will continue to be associated with the Company in the future. In connection with future business opportunities, it is possible that Mr. Simeo may resign as an officer and director of the Company subject to compliance with Section 14f of the Exchange Act.  A decision to resign will be based upon the identity of the business opportunity and the nature of the transaction and is likely to occur without the vote or consent of the stockholders of the Company.

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

Loss of Control by Present Management and Shareholders

The Company may consider, as consideration for future business opportunities, an amount of the Company’s authorized but unissued common stock that would, upon issuance, represent the great majority of the voting power and equity of the Company. The result would be that another company’s stockholders and management would control the Company, and the Company’s Board of Directors and management could be replaced by persons unknown at this time. Such a merger would result in a greatly reduced percentage of ownership of the Company by its current shareholders.

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

Other Information

Neither the Company nor any of its subsidiaries engaged in any research and development activities during 2011.  The Company does not manufacture any products or engage in any activity that requires compliance with environmental laws.

Employees

The Company, through its wholly owned subsidiary, Viking Delaware, employs approximately 10 people involved in business development, business analysis, financial consulting, execution and support of the Company’s business.

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

Item 1B.     Unresolved Staff Comments

Not applicable.

Item 2.        Properties

The principal executive office of the Company is located at located at Kerry Centre, 1515 West Nanjing Road, Suite 1002, Shanghai, P.R. China, 200040, where it leases office space.

Item 3.        Legal Proceedings

As of December 31, 2011, the Company was not a party to any pending or threatened legal proceedings.

Item 4.        Mine Safety Disclosures

Not applicable.

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no "established trading market" for shares of the Company’s common stock. As of December 31, 2011, the Company’s common stock was quoted on the NASD OTC Bulletin Board under the symbol "SBAT.OB". No assurance can be given that any "established trading market" for the Company’s common stock will develop or be maintained.

The range of high and low closing bid quotations for the Company’s common stock during each quarter of the calendar years ended December 31 2011 and 2010, is shown below, as quoted by http://finance.yahoo.com .   Prices are inter-dealer quotations, without retail mark-up, markdown or commissions and may not represent actual transactions.

Stock Quotations

Quarter Ended	High Bid	Low Bid
March 31, 2010	0.20	0.20
June 30, 2010	0.20	0.20
September 30, 2010	0.21	0.21
December 31, 2010	0.30	0.30
March 31, 2011	0.30	0.30
June 30, 2011	0.30	0.30
September 30, 2011	0.20	0.20
December 31, 2011	0.30	0.30

The future sale of the Company’s presently outstanding "unregistered" and "restricted" common stock by present members of management and persons who own more than five percent of the Company’s outstanding voting securities may have an adverse effect on any "established trading market" that may develop in the shares of the Company’s common stock.

Holders

As of December 31, 2011, the Company had 45 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form.  The Company does not know the beneficial owners of such shares.

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

PLAN OF OPERATIONS

Overview

The Company’s current business plan is to provide incubate resources and services to support the successful development of late stage, non-publicly-listed companies based in the United States and emerging growth countries with the ultimate goal and endeavor for them to become publicly listed in the United States.  This incubate service include financing, professional advisory services, board member services, CFO services, corporate governance advice and general corporate management advisory services to entrepreneurs and their advisers in consideration for a fee, comprised of either cash or equity, or a combination of both (hereinafter referred to as a “Transaction” or plural “Transactions”). It is believed that successful completion of a business incubation program increases the likelihood that a company will stay in business for the long term.  SinoCubate is neither an underwriter as the term is defined in Section 2(a)(11) of the Securities Act of 1933. SinoCubate is not an investment company pursuant to the Investment Company Act of 1940.  SinoCubate is not an investment adviser pursuant to the Investment Advisers Act of 1940. SinoCubate is not registered with FINRA or SIPC.

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

Liquidity and Capital Resources

At December 31, 2011 the Company had working capital deficiency of US$ 20,075

At December 31, 2011, the Company had a holding of 566,813 shares of China Wood, with the open market bid price at December 31, 2011 of US$6 per share with an aggregate value of approximately US$3,400,878. However, the stock is currently illiquid, and the management arbitrarily estimates and anticipates a fair market price per share of US$4.00 (see Note 5 to the financial statements). Such estimate is based on Viking Nevis’ subsequent Guaranty Agreement, executed by Viking Nevis, on April 11, 20112, whereby Viking Nevis agreed to repurchase all 566,813 shares of China Wood for US$4.00 per share if the 45-day volume-weighted average price (VWAP)* of the shares of China Wood equaled US4.00 per share or less.

*Volume-weighted average price (VWAP) is the ratio of the value traded to total volume traded over a particular time horizon. It is a measure of the average price a stock traded at over the trading horizon.

Revenue

The Company had no net sales at December 31, 2011 or December 31, 2010.

Expenses

The operating expenses were $3,637,578 in the year ended December 31, 2011, compared with $25,198 for the corresponding period in 2010.  The increase was mainly due to office rental fees, wages, the office expenses and impairment loss on long-term investment.

Net Loss

The Company incurred a net loss of $ 3,637,564 in the year ended December 31, 2011, compared with net loss of $25,198 in the year ended December 31, 2010.  The increase in net loss was mainly due to rental fees, wages and the office expenses.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in the Company’s securities.

Seasonality

The Company’ operating results are not affected by seasonality.

Inflation

The Company’s business and operating results are not affected in any material way by inflation.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

The Company, as a smaller reporting company (as defined by Rule 12b-2 of the Exchange Act), is not required to furnish information required by this item.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accountants Firm	F-2
Balance Sheet	F-3
Statement of Operations and Comprehensive Loss	F-4
Statement of Cash Flows (audited)	F-5 - F-6
Statement of Stockholders' Deficiency (audited)	F-7 - F-9
Notes to Financial Statements	F-10 - F19

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
LICENSED PUBLIC ACCOUNTANTS
TORONTO • MONTREAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
SinoCubate, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of SinoCubate, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive loss, statement of stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of the Company from the date of inception to December 31, 2007, which statements reflect cumulative total assets of $66,273 and cumulative expenses of $1,057,305 for the period from inception to December 31, 2007.  Those statements were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to the cumulative financial information from inception of the development stage on January 1, 2004 to December 31, 2007, is based solely on the report of the other auditor.

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

In our opinion based on our audits and the report of the other accounting firm the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended and for the period from inception of the development stage on January 1, 2004 to December 31, 2011 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage company and has no established source of revenue. Management’s plans regarding these matters are also disclosed in Note 1. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Toronto, Ontario, Canada	Chartered Accountants
April 14, 2012	Licensed Public Accountants

2300 Yonge Street, Suite 1500
Toronto, Ontario M4P 1E4
Tel:  416 785 5353
Fax:  416 785 5663

SINOCUBATE, INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Audited)
(Amounts expressed in US dollars)

	December 31
	2011	2010

ASSETS
Cash	$7,946	$-
Other receivables	718	-
Total current assets	8,664	-
Long-term Investment (Notes 4)	2,267,252	-

TOTAL ASSETS	$2,275,916	$-

LIABILITIES AND STOCKHOLDERS’EQUITY
LIABILITIES
Current liabilities
Accrued expenses	$28,739	$-
TOTAL LIABILITIES	$28,739	$-

Related Party Transactions (Note 3) Commitment (Note 6)
Subsequent Event (Note 11)

STOCKHOLDER’S EQUITY
Capital Stock
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding as of December 31, 2011 and
2010 (Note 9)	-	-

Common stock, $0.001 par value, 100,000,000 shares
authorized and outstanding 18,553,778 shares issued
as of December 31, 2011, and 995,655 shares issued
as of December 31, 2010 (Note 9)	$18,554	$996

Additional Paid-In Capital (Note 9)	8,227,046	2,359,863
Deficit	(1,305,454)	(1,305,454)
Deficit accumulated during the development stage	(4,692,969)	(1,055,405)

TOTAL STOCKHOLDER’S EQUITY	2,247,177	-
		-
TOTAL LIABILITIES AND STOCKHOLDERS’EQUITY	$2,275,916	$-

The accompanying notes are an integral part of these consolidated financial statements

SINOCUBATE, INC.
(A Development Stage Company)
Consolidated Statement Of Operations And Comprehensive Loss
(Audited)
(Amounts expressed in US dollars)

	For the Year Ended	For the Year Ended	January 1, 2004 (Date of Inception of the Development Stage) to
	December 31, 2011	December 31, 2010	December 31, 2011
General and administrative expenses:
Amortization	$-	$	$27,077
Bad debt	-		525
Corporate promotion	-		13,920
Finance charges	-		27,397
Insurance	-		15,901
Interest on notes payable	-		34,648
Management and consultant fees	-		314,374
Office supplies and miscellaneous expenses	24,675	3,198	75,617
Professional fees	35,739	22,000	367,256
Rent	43,676		59,987
Wages	734,902		819,160
Impairment loss on long-term investment (note 4)	2,798,586		2,798,586

Loss before other items	(3,637,578)	(25,198)	(4,554,448)

Other items:
Loss on disposition of equipment	-		(15,028)
Write-down of intangible assets	-		(50,001)
Write-off of payables	-		73,607
Write-off of notes payable	-		14,823
Gain on settlement of lawsuit	-		44,445
Gain on sale of investment	-		31,874
Other income	14		42,544

Loss from continuing operations	(3,637,564)	(25,198)	(4,412,184)

Operating loss from discontinued operations	-		(388,905)

Gain on sales of discontinued operations	-		108,120

Net loss and Comprehensive loss	$(3,637,564)	$(25,198)	$(4,692,969)

Basic and diluted Loss per common share	(0.84)	(0.03)
Weighted average number of common share
outstanding – basic and diluted	4,306,118	995,655

The accompanying notes are an integral part of these consolidated financial statements.

SINOCUBATE, INC.
(A Development Stage Company)
Consolidated Statement Of Cash Flows
(Audited)
(Amounts expressed in US dollars)

	For the Year Ended	For the Year Ended	January 1, 2004 (Date of Inception of the Development Stage) to
	December 31, 2011	December 31, 2010	December 31, 2011
Cash flows from operating activities:

Net loss	$(3,637,564)	$(25,198)	$(4,692,969)
Adjustments to reconcile net loss to net cash used in operating activities:

Finance charges			27,387
Accrued interest on notes payable			31,414
Amortization			27,077
Expenses and service costs assumed by shareholders	769,378	25,198	871,886
Foreign exchange effect on notes payable			5,303
Issuance of common stock for services			1,000
Stock-based compensation			28,480
Loss on disposition of equipment			225,184
Write-down of intangible assets			360,001
Write-off of payables			(73,607)
Write-off of notes payable			(18,729)
Gain on settlement of lawsuit			(44,445)
Gain on sale of discontinued operations			(108,121)
Gain on sale of investments			(31,874)
Other income			(42,530)
Impairment loss on long-term investment (note 4)	2,798,586		2,798,586
Changes in non-cash working capital items:
Increase in accrued expenses	28,739		28,739
Other receivables	(718)		142,803
Cash used in continuing operations	(41,579)	-	(464,415)

SINOCUBATE, INC.
(A Development Stage Company)
Consolidated Statement Of Cash Flows
(Audited)
(Amounts expressed in US dollars)

	For the Year Ended	For the Year Ended	January 1, 2004 (Date of Inception of the Development Stage) to
	December 31, 2011	December 31, 2010	December 31, 2011

Discontinued operations			(171,213)

Net cash used in operating activities	(41,579)	-	(635,628)

Cash flows from investing activities:
Proceeds from sale of subsidiary			1
Proceeds from assets disposition			5,458
Purchase of equipment			(5,808)
Net cash used in investing activities	-	-	(349)

Cash flows from financing activities:
Settlement of notes payable			398,614
Proceeds from issuance of common stock	49,525		50,525

Net cash provided by financing activities	49,525		449,139

Effect of exchange rate changes on cash			(14,734)

Net increase/(decrease) in cash	7,946	-	(201,572)

Cash, beginning of year	-	-	209,518

Cash, ending of year	$7,946	$-	$7,946

Supplemental Cash Flow Information (See Note 7)

The accompanying notes are an integral part of these consolidated financial statements.

SINOCUBATE, INC.
(A Development Stage Company)
Consolidated Statement Of Stockholders' Equity
(Audited)
(Amounts expressed in US dollars)

	Common Shares		Treasury Stock	Additional Paid-in Capital	Subscriptions Received	Accumulated Other Comprehensive Income	Deficit	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
	Number	Amount
		$	$	$	$	$	$	$	$
May 3, 1989 (Inception) through December 31, 1997	60,022	600	—	9,400	—	—	(10,000)	—	—
Net loss	—	—	—	—	—	—	(148,931)	—	(148,931)
Shares issued for cash	180,000	1,800	—	148,200	2,000	—	—	—	152,000
Balance at December 31, 1998	240,022	2,400	—	157,600	2,000	—	(158,931)	—	3,069
Net loss	—	—	—	—	—	—	(511,587)	—	(511,587)
Foreign currency translation adjustment	—	—	—	—	—	(14,130)	—	—	(14,130)
Share issued for services	15,000	150	—	124,850	—	—	—	—	125,000
Subscription receivable	12,000	120	—	99,880	8,000	—	—	—	108,000
Share issued for intangible assets	15,000	150	—	124,850	—	—	—	—	125,000
Balance at December 31, 1999	282,022	2,820	—	507,180	10,000	(14,130)	(670,518)	—	(164,648)
Net loss	—	—	—	—	—	—	(339,063)	—	(339,063)
Foreign currency translation adjustment	—	—	—	—	—	18,885	—	—	18,885
Shares issued for cash	21,600	216	—	259,784	—	—	—	—	260,000
Shares issued for settlement of debt	4,500	45	—	174,955	—	—	—	—	175,000
Subscription receivable	600	6	—	9,994	(200)	—	—	—	9,800
Subscription received	30,000	300	—	499,700	(9,350)	—	—	—	490,650
Stock option benefit	—	—	—	14,235	—	—	—	—	14,235
Balance at December 31, 2000	338,722	3,387	—	1,465,848	450	4,755	(1,009,581)	—	464,859
Net loss	—	—	—	—	—	—	375,621	—	375,621
Foreign currency translation adjustment	—	—	—	—	—	13,629	—	—	13,629
Shares issued for cash	300	3	—	2,247	—	—	—	—	2,250
Subscription received	—	—	—	—	200	—	—	—	200
Stock option benefit	—	—	—	118,920	—	—	—	—	118,920
Repurchase of common stock for treasury	—	—	(270)	(6,611)	—	—	—	—	(6,881)
Balance at December 31, 2001	339,022	3,390	(270)	1,580,404	650	18,384	(633,960)	—	968,598
Net loss	—	—	—	—	—		(63,864)	—	(63,864)
Foreign currency translation adjustment	—	—	—	—	—	(1,155)	—	—	(1,155)
Shares issued for cash	4,500	45	—	33,705	—	—	—	—	33,750
Balance at December 31, 2002	343,522	3,435	(270)	1,614,109	650	17,229	(697,824)	—	937,329
Net loss	—	—	—	—	—	—	(607,630)	—	(607,630)
Foreign currency translation adjustment	—	—	—	—	—	1,752	—	—	1,752
Stock option benefit	—	—	—	11,800		—	—	—	11,800
Cancellation of agreement	—	—	—	—	(650)	—	—	—	(650)
Share issues for cash on exercise of options	12,000	120	—	11,880	—	—	—	—	12,000
Share issues for consulting services	45,000	450	—	49,675	—	—	—	—	50,125
Share issues for intangible assets	60,000	600	—	104,400	—	—	—	—	105,000

	Common Shares		Treasury Stock	Additional Paid-in Capital	Subscriptions Received	Accumulated Other Comprehensive Income	Deficit	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
	Number	Amount
		$	$	$	$	$	$	$	$
Share issued for software	60,000	600	—	53,400	—	—	—	—	54,000
Balance at December 31, 2003	520,522	5,205	(270)	1,845,264	—	18,981	(1,305,454)	—	563,726
Net loss	—	—	—	—	—	—	—	(795,364)	(795,364)
Foreign currency translation adjustment	—	—	—	—	—	(238)	—	—	(238)
Stock-based compensation	—	—	—	4,460	—	—	—	—	4,460
Shares issued for cash on exercise of options	1,000	10	—	990	—	—	—	—	1,000
Share issued for debt	140,000	1,400	—	68,600	—	—	—	—	70,000
Share issued for consulting services	2,000	20	—	980	—	—	—	—	1,000
Balance at December 31, 2004	663,522	6,635	(270)	1,920,294	—	18,743	(1,305,454)	(795,364)	(155,416)
Net loss	—	—	—	—	—	—	—	(54,416)	(54,416)
Foreign currency translation adjustment	—	—	—	—	—	(702)	—	—	(702)
Share issues for consulting services	18,000	180	—	8,820	—	—	—	—	9,000
Balance at December 31, 2005	681,522	6,815	(270)	1,929,114	—	18,041	(1,305,454)	(849,780)	(201,534)
Net loss	—	—	—	—	—	—	—	(36,575)	(36,575)
Foreign currency translation adjustment	—	—	—	—	—	563	—	—	563
Share issues for debt	50,000	500	—	24,500	—	—	—	—	25,000
Balance at December 31, 2006	731,522	7,315	(270)	1,953,614	—	18,604	(1,305,454)	(886,355)	(212,546)
Net loss	—	—	—	—	—	—	—	(170,950)	(170,950)
Discount on notes payable	—	—	—	20,573	—	—	—	—	20,573
Foreign currency translation adjustment	—	—	—	—	—	(13,391)	—	—	(13,391)
Balance at December 31, 2007	731,522	7,315	(270)	1,974,187	—	5,213	(1,305,454)	(1,057,305)	(376,314)
Issuance of new shares	284,637	2,846	—	267,559	—	—	—	—	270,405
Cancellation of shares	(20,504)	(205)	270	(65)	—	—	—	—	—
Services assumed by majority stockholder	—	—	—	32,000	—	—	—	—	32,000
Change in par value of common share from $0.01 per share to $0.001 per share	—	(8,960)	—	8,960	—	—	—	—	—
Net income	—	—	—	—	—	—	—	79,122	79,122
Foreign currency translation adjustment	—	—	—	—	—	(5,213)	—	—	(5,213)
Balance at December 31, 2008 (audited)	995,655	996	—	2,282,641	—	—	(1,305,454)	(978,183)	—
Services assumed by majority stockholder	—	—	—	28,004	—	—	—	—	28,004
Stock-based compensation				24,020					24,020
Net Loss	—	—	—	—	—	—	—	(52,024)	(52,024)
Balance at December 31, 2009 (audited)	995,655	996	—	2,334,665	—	—	(1,305,454)	(1,030,207)	—
Services assumed by majority stockholder	—	—	—	25,198	—	—	—	—	25,198
Net Loss	—	—	—	—	—	—	—	(25,198)	(25,198)
Balance at December 31, 2010	995,655	996	—	2,359,863	—	—	(1,305,454)	(1,055,405)	-

	Common Shares		Treasury Stock	Additional Paid-in Capital	Subscriptions Received	Accumulated Other Comprehensive Income	Deficit	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
	Number	Amount
		$	$	$	$	$	$	$	$
Net Loss	-	-	-	-	-	-	-	(3,637,564)	(3,637,564)
Expenses assumed by stockholders	-	-	-	51,148	-	-	-		51,148
Issuance 14,481,420 new shares for exchanging 566,813 shares of the common stock of China Wood (note 9)	14,481,420	14,481		5,051,357					5,065,838
Issuance new shares for investment from shareholders (Note 9)	263,780	264		49,261					49,525
Issuance new shares to shareholders for expenses assumed (Note 9)	2,812,923	2,813		715,417					718,230
Balance at December 31, 2011	18,553,778	18,554	-	8,227,046	-	-	(1,305,454)	(4,692,969)	2,247,177

The accompanying notes are an integral part of these consolidated financial statements.

Note 1	Nature of Business and Going Concern

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

On August 29, 2011, the Company acquired from Tom Simeo, the Company’s Chairman, Chief Executive Officer and President, Viking Investments LLC, incorporated in Delaware (“Viking Delaware”) for a nominal value of One Hundred Dollars ($100).  At the time of the acquisition, except for a lease obligation related to the Company’s office, located at Kerry Centre, 1515 West Nanjing Road, Suite 1002, Shanghai, P.R. China, 200040, Viking Delaware had no assets and no liabilities.

On June 29, 2011, and on August 29, 2011, Viking Investments Group,  LLC, a company controlled and managed by the Company’s Chairman, Chief Executive Officer and President, Tom Simeo,  incorporated under the laws of The Federation of St. Kitts and Nevis, (“Viking Nevis”) sold 100,000 and 466,813 shares respectively of China Wood, Inc., publicly listed in the United States with the ticker “CNWD”, (the “China Wood Shares”) owned by Viking Nevis, in exchange for 1,912,000 and 12,569,420 newly issued restricted shares of SinoCubate respectively (the SinoCubate Shares”). On August 29, 2011, the Company acquired from Tom Simeo, the Company’s Chairman, Chief Executive Officer and President, Viking Investments Group, LLC, incorporated in Delaware (“Viking Delaware”) for a nominal value of One Hundred Dollars ($100).  At the time of the acquisition, except for a lease obligation related to the Company’s office, located at Kerry Centre, 1515 West Nanjing Road, Suite 1002, Shanghai, P.R. China, 200040, Viking Delaware had no assets and no liabilities.  By August 29, 2011, Viking Nevis completed the purchase of the China Wood Shares by having delivered a total of 566,813 shares of common stock in China Wood, Inc. to the Company.  The China Wood Shares were registered in a Form S-1 Registration Statement declared effective by the SEC on April 7, 2011. The China Wood Shares are subject to a “Leak-Out Provision” whereby only a certain amount of shares can be sold per month up and until the first anniversary of the effective day of the aforementioned registration statement, April 7, 2012.  In determining the fair value of the shares, the Company and Viking Nevis, agreed to use, where applicable, the closing bid price for the most recent trading days prior to the closing day of the transactions.

On September 26, 2011, the Company entered into a non-competition agreement with Viking Investments Group LLC, a Nevis and St. Kitts corporation (“Viking Nevis”) whereby Viking Nevis agreed to cease all operations in China and transfer all rights, title and interest related to its business in China to the Company and its wholly owned subsidiary, Viking Investments Group LLC, a Nevada corporation, in exchange for the Company issuing registered shares of its common stock under a Form S-8 to Viking’s staff.

The Company had a net loss of $3,637,564 and $25,198 for the years ended December 31, 2011 and December 31, 2010 respectively. The Company had cash balances in the amount of $7,946. The Company’s loss in 2011 was higher than 2010 as a result of an impairment loss recognized for a long-term investment owned by the Company as of December 31, 2011 (See Note 4). The Company had a working capital deficiency in the amount of $20,075 as of December 31, 2011.The Company’s ability to continue as a going concern is dependent upon its ability to generate

Note 1	Nature of Business and Going Concern (continued)

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

     a)  Consolidated Financial Statements

The financial statements presented herein reflect the consolidated financial results of the Company and its wholly owned subsidiary Viking Delaware. All significant intercompany transactions and balances have been eliminated upon consolidation.

The foregoing audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles or GAAP for consolidated financial information and with the instructions to Form 10-K as promulgated by the Securities and Exchange Commission or the SEC.  Accordingly, these consolidated financial statements include all of the disclosures required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, the audited consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the period presented.

b)	Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

c)	Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. The Company’s actual results could vary materially from management’s estimates and assumptions. Significant areas requiring the use of management estimates relate to the determination of expected tax rates for future income tax recoveries, stock-based compensation and impairment of long-term investment.

d)	Financial Instruments

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 820, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1: inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Note 2	Summary of Significant Accounting Policies (continued)

●
Level 2: inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3: inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company provides disclosures regarding financial instruments as prescribed by generally accepted accounting principles. These disclosures do not purport to represent the aggregate net fair value of the Company. The long-term investment is impaired and its carrying value is reduced to reflect its fair value based on level 3 inputs. The fair value estimates are based on various assumptions, methodologies, subjective considerations and the Guaranty and Repurchase Agreement entered into between the Company and Viking Nevis, which vary widely among different financial institutions and which are subject to change. (See Note 11 also)

e)	Cash

Cash includes bank deposits and cash on hand.

f)	Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and, adjusted by any effects of warrants and options outstanding, if dilutive, that may add to the number of common shares during the period.

g)	Comprehensive Income

FASB ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. For the fiscal years ended December, 2011 and 2010, comprehensive loss was $ (3,637,564) and $ (25,198) respectively.

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

Note 2	Summary of Significant Accounting Policies (continued)

i)	Stock-Based Compensation

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

j)	Long-term investment

Management determines the appropriate classification of investment securities at the time of purchase. Securities are classified held-to-maturity when the Company has both the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Securities that are bought and held principally for the purpose of selling in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Securities not classified as held-to-maturity or trading are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the impairment losses, net of income taxes, charged to net income in the period in which it occurs.

The fair value of securities is based on quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. A decline in the market value of any available-for-sale or held-for-maturity security below cost that is deemed to be other-then-temporary results in a reduction in carrying amount to fair value.

Impairments that are considered other-than-temporary are recognized as a loss in the consolidated statements of operations. The Company considers various factors in reviewing impairments, including the length of time and extent to which fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the investments for a period of time sufficient to allow for any anticipated recovery in market value.

As December 31, 2011 and 2010, the Company has no trading and held-to-maturity securities. The Company’s long-term investment was classified as available-for-sale.

Note 2	Summary of Significant Accounting Policies (continued)

k)	Recent Accounting Pronouncements

In May 2011, FAB issued ASU No 2011-4, “Fair value Measurement (Topic 820): Amendments to achieve value Measurement and Disclosure Requirements in US GAAP and IFRSs.” ASU 2011-04 amends Topic 820 to provide common fair value measurement and disclosure requirements in US General Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting Standards.  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, as well as providing guidance on how fair value should be applied where it is used already required or permitted by other standards within U.S. GAAP.  ASU No 2011-04 is to be applied prospectively, and early adoption is not permitted.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  The adoption of ASU No. 2011-04 is not expected to have a material impact on our results of operations or our financial position.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05 which is intended to facilitate the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”) as well as to increase the transparency of items reported in other comprehensive income.  As a result of ASU 2011-05, all nonowner changes in stockholders’ equity are required to be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The option to present other comprehensive income in the statement of changes in equity has been eliminated.  ASU 2011-05 is effective for fiscal years beginning after December 15, 2011 and should be applied retrospectively.  The Company expects to adopt this standard beginning in 2012.  As ASU 2011-05 impacts presentation only, it will have no effect on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Item Out of Accumulated Other Comprehensive Income in Accounting Standards Update No 2011-05.” ASU 2011-12 defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income.  ASU 2011-12 did not defer the requirement to report comprehensive income either in a single continuous statement or in two separate but consecutive financial statements.  The amendments are effective at the same time as the amendments in ASU 2011-05.

Note 3	Related Party Transactions

On April 3, 2009, the Company entered into an agreement with Viking Delaware, providing that effective August 15, 2008, Viking Delaware will pay for any services performed on behalf of the Company by third parties until such time that Viking Delaware is no longer the majority shareholder of the Company.  On August 2, 2011, effective as of April 1, 2011, Viking Delaware will advance and pay all third party costs for SinoCubate as needed, but SinoCubate has an obligation to reimburse Viking Delaware at a later stage upon demand from Viking Delaware.  As of August 29, 2011, Viking Delaware’s rights and obligations are transferred to Viking Nevis.

For the year ended December 31, 2011, Viking Delaware assumed the rental, wages, professional service fee, and other office expenses in the aggregate amount of $769,378 on its own.  For the year ended December 31, 2010, Viking Nevis disbursed professional and other service fees in the aggregate amount of $25,198 to be repaid by the Company to Viking Nevis on demand.

On June 29, 2011, and on August 29, 2011, Viking Investments, LLC, a company controlled and managed by the Company’s Chairman, Chief Executive Officer and President, Tom Simeo, incorporated under the laws of The Federation of St. Kitts and Nevis, (“Viking Nevis”) sold 100,000 and 466,813 shares respectively of China Wood, Inc., publicly listed in the United States with the ticker “CNWD”, (the “China Wood Shares”) owned by Viking Nevis, in exchange for 1,912,000 and 12,569,420 newly issued restricted shares of SinoCubate respectively (the SinoCubate Shares”). By August 29, 2011, Viking Nevis completed the purchase of the China Wood Shares by having delivered a total of 566,813 shares of common stock in China Wood, Inc. to the Company.  The China Wood Shares were registered in a Form S-1 Registration Statement declared effective by the SEC on April 7, 2011. The China Wood Shares are subject to a “Leak-Out Provision” whereby only a certain amount of shares can be sold per month up and until the first anniversary of the effective day of the aforementioned registration statement, (April 7, 2012).  In determining the fair value of the shares, the Company and Viking Nevis, agreed to use, where applicable, the closing bid price for the most recent trading days prior to the closing day of the transactions. (See Note 4)

Note 4	Long-term investment

	December 31,	December 31,
	2011	2010
	$	$
Shares of Common Stock in China Wood Inc.	5,065,838	—
Impairment loss	(2,798,586)	—
Net value	2,267,252	—

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

Note 4	Long-term investment (continued)

China Wood Shares were registered in a Form S-1 Registration Statement declared effective by the SEC on April 7, 2011. The China Wood Shares are subject to a “Leak-Out Provision” whereby only a certain amount of shares can be sold per month up and until the first anniversary of the effective day of the aforementioned registration statement, April 7, 2012.  Accordingly, the Company classifies its holdings in these securities as available-for-sale securities. The Company records the investment at fair value. The stock is currently illiquid, and the management estimates and anticipates a fair market price per share of US$4.00. Such estimate is based on Viking Nevis’ Guaranty and Repurchase Agreement that Viking Nevis agreed to repurchase all 566,813 shares of China Wood for US$4.00 per share if the 45-day volume-weighted average price of the shares of China Wood equaled US4.00 per share or less (see Note 11). The company recognized an impairment loss of $2,798,586 based on the estimated $4.00 price per share and charged the impairment loss to net income.

Note 5	Expenses

Expenses including the rental, professional service fee, other office expenses for the years ended December 31, 2011 and December 31, 2010 were $104,090 and $25,198, respectively, were all assumed by the major stockholders.

On October 26, 2011, the Company issued 2,812,923 shares of common stock, par value $0.001 per share, to Tom Simeo (2,160,000 shares), Meilong Fu (300,000 shares), Fengying Zhong (203,720 shares), David Rees (60,000 shares), Lily Jin (75,453 shares) and Howard Lee (13,750 shares) respectively for services rendered under their respective consulting agreement. The Company recorded the stock-based compensation with an amount of $718,230 in net income. (See Note 9.b)

Note 6	Commitment

The Company, via Viking Investment Group LLC (“Viking Delaware”) entered into a lease agreement with Shanghai New Ci Hou Real Estate Co. Ltd., from April 9, 2011 to April 8, 2013.  The monthly rental fee is US$7,273. Total net rental fee deducted with the sublease in the year ended December 31, 2011 was US$43,676. The total commitment for the total gross rental fee without net of sublease for the lasting lease period is US$111,224.

Note 7	Supplemental Cash Flow Information

	Years ended December 31,		January 1, 2004 (Date of Inception of the Development stage) to December 31,
	2011	2010	2011
Cash paid for:
Interest	$—	$—	$—
Income taxes (recovery)	$—	$—	$(3,934))

Common shares issued to settle notes payable	$—	$—	$295,405
Expenses paid by principal stockholders	$769,378	$25,198	$871,786

Note 8	Income Tax

The Company’s deferred tax assets are as follows:

	December 31, 2011	December 31, 2010
Net operating loss carry-forwards	$3,637,564	$25,198
Statutory tax rate	35%	35%
Income Tax at Statutory tax rate	1,273,147	8,819
Non-deductible expenses	(979,505)	-
Valuation allowance	(293,642)	(8,819)
	$-	$-

No provision for income taxes has been provided in these consolidated financial statements due to the net loss for the years ended December 31, 2011 and 2010. Remaining tax loss carry forward prior to the acquisition of control has not been considered as a deferred tax asset as its availability to the continuing company is uncertain. The net operating loss at December 31, 2011 will expire on December 31, 2031.

Note 9	Capital Stock and Additional Paid-in Capital

	December 31, 2011			December 31, 2010
	Number of shares			Number of shares
	Authorized	Outstanding	Amount	Authorized	Outstanding		Amount
					$		$
Capital Stock

Preferred stock, $0.001 par value	5,000,000	-	-	5,000,000		-		-
Common stock, $0.001 par value	100,000,000	18,553,778	18,554	100,000,000		995,655		996
Additional Paid-in Capital			8,227,046					2,359,863

(a)	Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value $.001 per share, none of which are currently outstanding.

(b)	Common Stock

On June 29, 2011 and August 29, 2011, the company issued 1,912,000 and 12,569,420 shares of common stock, par value $0.001 per share respectively, to Viking Nevis, to exchange for common shares 100,000 and 466,813 common shares of China Wood, Inc., which is publicly listed in the United States with the ticker “CNWD”, (the “China Wood Shares”) owned by Viking Nevis.

Note 9	Capital Stock and Additional Paid-in Capital (continued)

On October 26, 2011, the Company issued 2,812,923 shares of common stock, par value $0.001 per share, to Tom Simeo (2,160,000 shares), Meilong Fu (300,000 shares), Fengying Zhong (203,720 shares), David Rees (60,000 shares), Lily Jin (75,453 shares) and Howard Lee (13,750 shares) respectively for services rendered under their respective consulting agreement. The Company recorded the new issuance of share into Common Stock with the corresponding credit and debit figures to Additional Paid-in Capital and net income respectively.

In year 2011, the Company issued 263,780 shares of common stock, par value $0.001 per share, to Guifang Chang (78,419 shares), Xiaochun Zhang (125,361 shares), Gordon Lin (35,000 shares) and Wei-Wei Zhang (25,000 shares) for their new investment made to the Company. The Company recorded the new issuance of share into Common Stock with the corresponding credit and debit figures to Additional Paid-in Capital and Cash respectively.

(c)	Stock-based Compensation payment

The stock warrants granted during 2009 were exercisable immediately, the fair value on the grant date using the Black-Scholes option pricing model was $24,020, and have been recorded as compensation costs for year ended December 31, 2009.

Assumption used to estimate the fair value of stock warrants on the granted date is as follows:

Issuance Date	Expected volatility	Risk-free rate	Expected term (years)	Dividend yield
December 16, 2009	204.70%	0.11%	3	0.00%

The Company did not issue any stock options or warrants during 2010 and 2011. In 2011, the Company cancelled all options and warrants issued in 2009.

Note 10	Risk Management

The Company is exposed to financial risks due to the nature of its business and the financial assets it holds. A summary of the Company’s risk exposures as it relates to financial instruments are reflected below:

(a)	Market risk

Market risk is the risk that the fair value from a financial instrument will fluctuate because of changes in market prices. The Company will be exposed to potential losses if the price of the long-term investment it hold decreases.

(b)	Liquidity risk

The Company manages liquidity risk by maintaining sufficient cash balances to meet operation expense requirement in additional to expenses assumed by majority shareholders.

(c)	Credit Risk

Credit risk arises from cash and deposits with banks and financial institutions. To minimize the credit risk the Company places these instruments with a high credit quality financial institution.

Note 11	Subsequent Event

On April 11, 2012 the company entered into a Guaranty and Repurchase Agreement with Viking Investment Groups, LLC that Viking Investment agreed to repurchase all 566,813 shares of China Wood for US$4.00 per share if the 45-day volume-weighted average price (VWAP)* of the shares of China Wood equaled US4.00 per share or less.

*Volume-weighted average price (VWAP) is the ratio of the value traded to total volume traded over a particular time horizon. It is a measure of the average price a stock traded at over the trading horizon.

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.     Controls and Procedures.

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

As of December 31, 2011, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of the Company’s internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

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

(a)	Disclosure Controls and Procedures; Changes in Internal Control Over Financial Reporting

Management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2011. Based on this evaluation, Management concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2011.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  Based on this assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was not effective based on those criteria.

To remediate our internal control weaknesses, management intends to implement the following measures:

•	The Company will add sufficient number of independent directors to the board and appoint an audit committee.

•	The Company will add sufficient knowledgeable accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

•	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon the Company’s efforts to obtain additional funding through equity or debt for its continued operational activities and corporate expenses. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

We understand that remediation of material weaknesses and deficiencies in internal controls are a continuing work in progress due to the issuance of new standards and promulgations. However, remediation of any known deficiency is among our highest priorities. Our management will periodically assess the progress and sufficiency of our ongoing initiatives and make adjustments as and when necessary.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant rules of the SEC that permit us to provide only management’s report in this annual report.  On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act.  Included in the Act is a provision that permanently exempts smaller public companies that qualify as either a Non-Accelerated Filer or Smaller Reporting Company from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002.

There was no change in our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information.

None

PART III

Item 10.      Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers

The name of the officers and directors of the Company as of December 31, 2011, as well as certain information about them are set forth below:

Name	Age	Position

Tom Simeo	58	Director/CEO/Treasurer
Dr. Wei-Wei Zhang	55	Director
Gordon SanFu Lin,	47	Director/CFO*
Jiyun Ge	37	Director/CFO*

*On March 29, 2012, Mr. Lin tendered his resignation as a Director and the Company’s CFO, and Ms. Ge was appointed as Director and CFO to fill the vacancy left by Mr. Lin.

Background of Officers and Directors

Tom Simeo
Mr. Simeo has been the Company’s chief executive officer and a director since August 15, 2008, when Viking Investments Group LLC acquired control of the Company.  Mr. Simeo has been the chairman of the board of directors of the Company since August 2008.  Mr. Simeo, a corporate lawyer and investment banker, is the founder and managing partner of Viking Investments Group LLC. a Delaware limited liability company established in 1993.  Between 1990 and 1993, Mr. Simeo advised on the financing and private acquisition of state owned companies in former Soviet Bloc countries.  During the years of 1993 through 2004, Mr. Simeo initiated, advised and helped structure investments in United States to foreign private and publicly listed companies.  From early 1980's through 1990, Mr. Simeo was a practicing lawyer in Sweden.  Mr. Simeo is a graduate Jur. kand. (Am. LL.M equivalent) from the University of Lund, Sweden.  Mr. Simeo also studied law at Stockholm University and International Economy at Uppsala University in Sweden.  Mr. Simeo is not a director of any other public company.

Dr. Wei-Wei Zhang
Dr. Zhang was elected to the Board of Directors on August 26, 2011.  Dr. Zhang, obtained his M.D. degree in 1982 and M.S. of Toxicology in 1985 from Zhejiang University in China.  He came to the United States 1986 in pursuit of PhD in molecular biology.  After he acquired his PhD degree in 1989, Dr. Zhang fulfilled his postdoctoral and junior faculty training by 1992 in gene manipulation and transfer at Baylor College of Medicine, Houston Texas, USA.

Dr. Zhang is an entrepreneur, resource placement, business developer, and corporate executive, with enduring records of technology innovation, strategic partnering, product commercialization, financing, and venture management from startup to public listing in the biosciences and the Sino-American transactions.

Dr. Zhang, is currently the CEO of Burrill Adventin Capital Management Ltd., founded in 2011.  Dr. Zhang has founded and co-founded 8 biotechnology companies (Introgen Therapeutics Inc., Shenzhen SiBiono, GenStar Therapeutics, GenWay Biotech, Zhuhai Bioinforbody, Adventin Inc., Acrotics and eBioCenter Corporations) and established two corporate and academic R&D units. With 20+ years of biopharma R&D, business development, and marketing/sales experience, Dr. Zhang played CSO and CEO positions in those companies. Dr. Zhang has completed several successful cases in fund-raising, project financing, strategic partnering, private equity investments, through interactions with angel, venture capital, investment banks, governmental funds, and security exchanges.

Dr. Zhang has made significant contributions to the research and life science communities by creating numerous collaborations, developing novel products, launching innovative marketing campaigns, and managing numerous growing business units. Since 1989, Dr. Zhang has published more than 65 peer-reviewed articles and has been invited to write major review articles and to deliver presentations in numerous national and international antibody and gene therapy conferences.  Dr. Zhang has 16 patents either issued or pending.  He has also been active in various social and professional associations, especially taking the leadership in overseas Chinese organizations, such as Presidents of US-China Entrepreneurs Associations and Mu Yun Society.

Gordon SanFu Lin
Mr. Lin, was elected to the Board of Directors and employed as the Company’s CFO on October 20, 2011.  Mr. Lin has more than twenty years of experience in finance as a controller and auditor.  Between the years of 2007 to 2010, Mr. Lin was located in the United States and assisted several Chinese based companies to obtain financing in conjunction with or before their listing in the United States.  Prior to living in the United States, Mr. Lin worked for ten years in PricewaterhouseCoopers (“PWC”), of which he spent five years in Taipei and five years in Shanghai. With PWC Mr. Lin held various senior positions and left the firm as a Senior Manager.  Mr. Lin provided the total service of auditing, accounting, tax and follow-up on the IPO program for more than 80 Wholly-Foreign-Owned subsidiary companies, Sino-joint venture, and Co-operative companies located in the United States, Canada, France, Germany, Sweden, England, Hong Kong, and Singapore.

Mr. Lin majored in Economic Law, and has a Master of Law LL.M., from East China Politics and Law University.  Mr. Lin also has a major in accounting and graduated as Bachelor in accounting from the National Cheng Zhi University of Taiwan.  Further, Mr. Lin majored in Business Consulting with The China Production Power Center of Taiwan and received the Certificate of Consultant Mentor.

Jiyun Ge
Effective March 29, 2012, Ms. Jiyun Ge was appointed as the chief financial officer and elected to the Board of Directors of the Company.

Ms. Ge brings to the Company more than ten years of general accounting, taxation and auditing experience both in China and the U.S.  Before joining SinoCubate, Ms. Ge was the account supervisor with The Oilgear Company in Shanghai, responsible for the total financial operation, including but not limited to the conversion of local statutory accounts in P.R. China to US GAAP, and the various filings as required.

Prior to Oilgear, Ms. Ge was an accountant for five years with several public accounting firms in the United States with a focus on audits, review and compilations of private and publicly listed corporations where she held various positions and supervised several accounting teams. Ms. Ge also has extensive experience in both corporate and non-profit-tax returns, and financial statement preparation.  Prior to living in the United States, Ms. Ge worked for five years in a large state-owned construction company as a cost accountant and prepared and reviewed budget forecasting for the company.

Ms. Ge received her Master of Science in Business (Major in Accounting) from the University of Maryland (College Park), her Bachelors of Fine Art (Major in Accounting) from the University of St. Thomas (Houston, TX), and her Associates Degree (Major in Accounting) from Chongqing University (P.R. China). Ms. Ge is a CPA certified in the state of Colorado and a member of AICPA, as well as a member of The Institute of Internal Auditors (IIA).

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

Item 11.      Executive Compensation

Summary Compensation Table— Fiscal Years Ended December 31, 2011 and 2010

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.  No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tom Simeo	2011	0	0	540,000	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

We-Wei Zhang (1)	2011	0	0	6,250	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

Gordon SanFu Lin (2)	2011	0	0	6,250	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

Narrative to Summary Compensation Table

1.
In conjunction with Dr. Wei-We Zhang becoming a director of the Company on August 26, 2011, he was granted August 31, commencing 2012, – warrants to acquire 25,000 shares of common stock exercisable for three (3) years, at an exercise price equal to the fair market value of SinoCubate’s stock as of the date of grant, subject to annual re-election as member of the Board of Directors.

2.
In conjunction with Mr. Gordon SanFu Lin becoming a director on October 20, 2011, he was granted August 31, commencing 2012, – warrants to acquire 25,000 shares of common stock exercisable for three (3) years, at an exercise price equal to the fair market value of SinoCubate’s stock as of the date of grant, subject to annual re-election as member of the Board of Directors.

3.
In conjunction with Ms. Ge becoming a director on March 29, 2012, she was granted April 1, 2012, commencing 2013, – warrants to acquire 25,000 shares of common stock exercisable for three (3) years, at an exercise price equal to the fair market value of SinoCubate’s stock as of the date of grant, subject to annual re-election as member of the Board of Directors.

Compensation of Directors

Directors of the Company may be reimbursed for any out-of-pocket expenses incurred by them for each regular or special meeting attendance. The Company presently has no pension, health, annuity, insurance or profit sharing plans.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2011, the Company did not maintain an equity incentive plan or other plan, including but not limited to bonus, deferred compensation or retirement plan under which the Company’s securities may be issued to its named executive officers as compensation.

Employment Agreements

The company employs indirectly through its subsidiary Viking Delaware approximately 8 – 12 people annually.  Except for its directors, no person has entered into any employment or similar agreement directly with the Company and it is not anticipated that the Company will enter into any employment or similar agreement with the Company..

Compensation of Directors

No directors of the Company were compensated as such during the fiscal year ended December 31, 2010, and the directors were compensated during the fiscal year ended December 31, 2011 with common stock as follows:

Name	Compensation
Tom Simeo	2,160,000 shares of common stock
We-Wei Zhang	25,000 shares of common stock
Gordon SanFu Lin	25,000 shares of common stock

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of the Company’s common stock as of December 31, 2011(i) by each person who is known by us to beneficially own more than 5% of the Company’s common stock; (ii) by each of its officers and directors; and (iii) by all of its officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of the Company.

Title of Class	Name & Address of Beneficial Owners	Amount & Nature of Beneficial Ownership (1)	Percent of Class (2)

Common Stock, $0.001 par value	Viking Investments Group, LLC (Nevis)	15,113,577	81.46%
Common Stock, $0.001 par value	Tom Simeo	2,160,000	11.64%
Common Stock, $0.001 par value	Dr. Wei-Wei Zhang	25,000	*%
Common Stock, $0.001 par value	Gordon SanFu Lin	25,000	*%
Common Stock, $0.001 par value	All officers and directors as a Group	2,210,000	11.91%

________________
*Less than 1%

1.
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of the Company’s common stock.

2.
A total of 18,553,778 shares of the Company’s common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1).  For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

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

On June 29, 2011, and on August 29, 2011, Viking Investments Group,  LLC, a company controlled and managed by the Company’s Chairman, Chief Executive Officer and President, Tom Simeo, incorporated under the laws of The Federation of St. Kitts and Nevis, (“Viking Nevis”) sold 100,000 and 466,813 shares respectively of China Wood, Inc., publicly listed in the United States with the ticker “CNWD”, (the “China Wood Shares”) owned by Viking Nevis, in exchange for 1,912,000 and 12,569,420 newly issued restricted shares of SinoCubate respectively (the SinoCubate Shares”). On August 29, 2011, the Company acquired, from Tom Simeo, the Company’s Chairman, Chief Executive Officer and President, Viking Investments Group, LLC, incorporated in Delaware (“Viking Delaware”) for a value of One Hundred Dollars ($100).  By August 29, 2011, Viking Nevis completed the purchase of the China Wood Shares by having delivered a total of 566,813 shares of common stock in China Wood, Inc. to the Company.  The China Wood Shares were registered in a Form S-1 Registration Statement declared effective by the SEC on April 7, 2011. The China Wood Shares are subject to a “Leak-Out Provision” whereby only a certain amount of shares can be sold per month up and until the first anniversary of the effective day of the aforementioned registration statement, April 7, 2012.  In determining the fair value of the shares, the Company and Viking Nevis, agreed to use, where applicable, the closing bid price for the most recent trading days prior to the closing day of the transactions.

Indebtedness of Management

Other than as disclosed, there were no material transactions, series of similar transaction, current  transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $120,000 or 1% of the Company’s total assets as of December 31, 2011 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 14.      Principal Accounting Fees and Services

1.      Audit Fees

Fees billed by its auditors for auditing and review of the Company’s annual financial statements included in the Company’s annual reports on Form 10-K and quarterly reports on Form 10Q for services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years, are as follows:

	2011	2010
Schwartz Levitsky Feldman LLP	$25,000	$9,000

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

4.      All Other Fees

There were no additional aggregate fees billed in each of the last two fiscal years for products and services provided by Schwartz Levitsky Feldman LLP, other than the services reported in Item 9(e)(1) through 9(e)(3) of Schedule 14A.

PART IV

Item 15.      Exhibits, Financial Statement Schedules.

(a)     Exhibits

Exhibit Number	Description
31.1	Section 302 Certification of Tom Simeo, Chief Executive Officer and Treasurer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended for Tom Simeo, Chief Executive Officer Ms. Jiyun Ge signs off as the CFO

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_____
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

SINOCUBATE, INC.
(Registrant)

Date: April 16, 2012	By:	/s/ Tom Simeo
Tom Simeo
Chief Executive Officer, Director and Treasurer

In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 16, 2012	By:	/s/ Jiuyn Ge
Jiuyn Ge
Chief Executive Officer, Director and