Form 10-Q
period 2012-03-31
SinoCubate, Inc
filed 2012-05-11
CIK 1102432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________  to _______________

Commission file number 000-29219

SINOCUBATE, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0199508
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Kerry Centre, 1515 West Nanjing Road, 29th Floor
Shanghai, P.R. China	200040
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number	+ 86 (21) 6103 7519

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

Yes ☐ No ☐ Not Applicable ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of March 31, 2012 was 19,477,974.

SINOCUBATE INC.
(A Development Stage Company)

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Balance Sheets (Unaudited)	F-2

	Interim Consolidated Statements of Operations and Comprehensive Loss (Unaudited)	F-3

	Interim Consolidated Statements of Cash Flows (Unaudited)	F-4 – F5

	Interim Consolidated Statements of Stockholders' Deficiency (Unaudited)	F-6 – F-9

	Notes to Financial Statements (Unaudited)	F-10 – F-16

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3

SINOCUBATE INC.
(A Development Stage Company)
Financial Statements
(Unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SINOCUBATE, INC.
(A Development Stage Company)
Interim Consolidated Balance Sheets
(Unaudited)
(Amounts expressed in US dollars)

	March 31 2012	December 31 2011
	(Unaudited)	(Audited)
ASSETS
Cash	$33,977	$7,946
Advance to suppliers	7,928	-
Other receivables	2,537	718
Total current assets	44,443	8,664
Long-term Investment	2,267,252	2,267,252
TOTAL ASSETS	$2,311,695	$2,275,916

LIABILITIES AND STOCKHOLDERS’EQUITY
LIABILITIES
Current liabilities	63,071	-
Short-term loan (Note 7)	79,282	-
Accrued expenses	$12,649	$28,739
TOTAL LIABILITIES	$155,002	$28,739

STOCKHOLDER’S EQUITY
Capital Stock
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
no shares issued or outstanding as of March 31, 2012 and December 31, 2011	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized and outstanding 19,477,974 shares issued as of March 31, 2012, and 18,553,778 shares issued as of December 31, 2011	$18,599	$18,554
Additional Paid-In Capital	8,237,594	8,226,946
Deficit	(1,305,454)	(1,305,454)
Deficit accumulated during the development stage	(4,794,015)	(4,692,969)
Foreign currency translation adjustment	(31)	-
TOTAL STOCKHOLDER’S EQUITY	2,156,693	2,247,177

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,311,695	$2,275,916

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINOCUBATE, INC.
(A Development Stage Company)
Interim Consolidated Statements Of Operations And Comprehensive Loss
(Unaudited)
(Amounts expressed in US dollars)

	Three months Ended	Three months Ended	January 1, 2004 (Date of Inception of the Development Stage) to
	March 31, 2012	March 31, 2011	March 31, 2012
General and administrative expenses:
Amortization	$-	$	$27,077
Bad debt	-		525
Corporate promotion	-		13,920
Finance charges	-		27,397
Insurance	-		15,901
Interest on notes payable	-		34,648
Management and consultant fees	-		314,374
Office supplies and miscellaneous expenses	24,888	500	100,505
Professional fees	4,490	1,500	371,256
Rent	6,261	-	66,248
Wages	65,515	-	884,675
Other expenses	-	-	2,798,586
Loss before other items	(101,153)	(2,000)	(4,655,601)
Other items:
Loss on disposition of equipment	-		(15,028)
Write-down of intangible assets	-		(50,001)
Write-off of payables	-		73,607
Write-off of notes payable	-		14,823
Gain on settlement of lawsuit	-		44,445
Gain on sale of investment	-		31,874
Other income	7		42,551
Loss from continuing operations	(101,146)	(2,000)	(4,513,330)
Operating loss from discontinued operations	-		(388,905)
Gain on sales of discontinued operations	-		108,120
Foreign currency translation adjustment	(31)	-	(31)
Net loss and Comprehensive loss	$(101,177)	$(2,000)	$(4,794,146)
Loss per common share- Basic and diluted	(0.005)	(0.002)
Weighted average number of common shares outstanding – basic and diluted	18,653,154	995,655

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINOCUBATE, INC.
(A Development Stage Company)
Interim Consolidated Statements Of Cash Flows
(Unaudited)
(Amounts expressed in US dollars)

	Three months Ended	Three months Ended	January 1, 2004 (Date of Inception of the Development Stage) to
	March 31, 2012	March 31, 2011	March 31, 2012
Cash flows from operating activities:
Net loss	$(101,146)	$(2,000)	$(4,794,115)
Adjustments to reconcile net loss to net cash used in operating activities:

Finance charges			27,387
Accrued interest on notes payable			31,414
Amortization			27,077
Expenses and service costs assumed by shareholders	10,693	2,000	882,579
Advanced payment to suppliers	(7,928)	-	(7,928)
Foreign exchange effect on notes payable			5,303
Issuance of common stock for services			1,000
Stock-based compensation			28,480
Loss on disposition of equipment			225,184
Write-down of intangible assets			360,001
Write-off of payables			(73,607)
Write-off of notes payable			(18,729)
Gain on settlement of lawsuit			(44,445)
Gain on sale of discontinued operations			(108,121)
Gain on sale of investments			(31,874)
Other income			(42,530)
Impairment loss on long-term investment	-		2,798,586
Changes in non-cash working capital items:
Decrease in accrued expenses	46,981		75,720
Other receivables	(1,819)		140,984
Cash used in continuing operations	(53,220)	-	(517,635)
Discontinued operations			(171,213)

Net cash used in operating activities	(53,220)	-	(688,848)

Cash flows from investing activities:
Proceeds from sale of subsidiary	-		1
Proceeds from assets disposition	-		5,458
Purchase of equipment	-		(5,808)

SINOCUBATE, INC.
(A Development Stage Company)
Interim Consolidated Statements Of Cash Flows-Continued
(Unaudited)
(Amounts expressed in US dollars)

Net cash used in investing activities	-	-	(349)

Cash flows from financing activities:
Short-term loan	79,282	-	79,282
Settlement of notes payable	-		398,614
Proceeds from issuance of common stock	-	-	50,525

Net cash provided by financing activities	79,282	-	28,421

Effect of exchange rate changes on cash	(31)		(14,765)

Net increase/(decrease) in cash	26,031	-	(175,541)

Cash, beginning of period	7,946	-	209,518

Cash, ending of period	$33,977	$-	$33,977

Supplemental Cash Flow Information (See Note 5)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINOCUBATE, INC.
(A Development Stage Company)
Interim Consolidated Statements of Stockholder’s Equity
(Unaudited)
(Amounts Expressed in US Dollars)

	Common Shares		Treasury	Additional Paid-in	Subscriptions	Accumulated Other Comprehensive		Deficit Accumulated During the Development	Total Stockholders’
	Number	Amount	Stock	Capital	Received	Income	Deficit	Stage	Equity
		$	$	$	$	$	$	$	$
May 3, 1989 (Inception) through December 31, 1997	60,022	600	—	9,400	—	—	(10,000)	—	—
Net loss	—	—	—	—	—	—	(148,931)	—	(148,931)
Shares issued for cash	180,000	1,800	—	148,200	2,000	—	—	—	152,000
Balance at December 31, 1998	240,022	2,400	—	157,600	2,000	—	(158,931)	—	3,069
Net loss	—	—	—	—	—	—	(511,587)	—	(511,587)
Foreign currency translation adjustment	—	—	—	—	—	(14,130)	—	—	(14,130)
Share issued for services	15,000	150	—	124,850	—	—	—	—	125,000
Subscription receivable	12,000	120	—	99,880	8,000	—	—	—	108,000
Share issued for intangible assets	15,000	150	—	124,850	—	—	—	—	125,000
Balance at December 31, 1999	282,022	2,820	—	507,180	10,000	(14,130)	(670,518)	—	(164,648)
Net loss	—	—	—	—	—	—	(339,063)	—	(339,063)
Foreign currency translation adjustment	—	—	—	—	—	18,885	—	—	18,885
Shares issued for cash	21,600	216	—	259,784	—	—	—	—	260,000
Shares issued for settlement of debt	4,500	45	—	174,955	—	—	—	—	175,000
Subscription receivable	600	6	—	9,994	(200)	—	—	—	9,800
Subscription received	30,000	300	—	499,700	(9,350)	—	—	—	490,650
Stock option benefit	—	—	—	14,235	—	—	—	—	14,235
Balance at December 31, 2000	338,722	3,387	—	1,465,848	450	4,755	(1,009,581)	—	464,859
Net loss	—	—	—	—	—	—	375,621	—	375,621
Foreign currency translation adjustment	—	—	—	—	—	13,629	—	—	13,629
Shares issued for cash	300	3	—	2,247	—	—	—	—	2,250
Subscription received	—	—	—	—	200	—	—	—	200
Stock option benefit	—	—	—	118,920	—	—	—	—	118,920
Repurchase of common stock for treasury	—	—	(270)	(6,611)	—	—	—	—	(6,881)

SINOCUBATE, INC.
(A Development Stage Company)
Interim Consolidated Statements of Stockholder’s Equity
(Unaudited)
(Amounts Expressed in US Dollars)

	Common Shares		Treasury	Additional Paid-in	Subscriptions	Accumulated Other Comprehensive		Deficit Accumulated During the Development	Total Stockholders’
	Number	Amount	Stock	Capital	Received	Income	Deficit	Stage	Equity
		$	$	$	$	$	$	$	$
Balance at December 31, 2001	339,022	3,390	(270)	1,580,404	650	18,384	(633,960)	—	968,598
Net loss	—	—	—	—	—		(63,864)	—	(63,864)
Foreign currency translation adjustment	—	—	—	—	—	(1,155)	—	—	(1,155)
Shares issued for cash	4,500	45	—	33,705	—	—	—	—	33,750
Balance at December 31, 2002	343,522	3,435	(270)	1,614,109	650	17,229	(697,824)	—	937,329
Net loss	—	—	—	—	—	—	(607,630)	—	(607,630)
Foreign currency translation adjustment	—	—	—	—	—	1,752	—	—	1,752
Stock option benefit	—	—	—	11,800		—	—	—	11,800
Cancellation of agreement	—	—	—	—	(650)	—	—	—	(650)
Share issues for cash on exercise of options	12,000	120	—	11,880	—	—	—	—	12,000
Share issues for consulting services	45,000	450	—	49,675	—	—	—	—	50,125
Share issues for intangible assets	60,000	600	—	104,400	—	—	—	—	105,000
Share issued for software	60,000	600	—	53,400	—	—	—	—	54,000
Balance at December 31, 2003	520,522	5,205	(270)	1,845,264	—	18,981	(1,305,454)	—	563,726
Net loss	—	—	—	—	—	—	—	(795,364)	(795,364)
Foreign currency translation adjustment	—	—	—	—	—	(238)	—	—	(238)
Stock-based compensation	—	—	—	4,460	—	—	—	—	4,460
Shares issued for cash on exercise of options	1,000	10	—	990	—	—	—	—	1,000
Share issued for debt	140,000	1,400	—	68,600	—	—	—	—	70,000
Share issued for consulting services	2,000	20	—	980	—	—	—	—	1,000
Balance at December 31, 2004	663,522	6,635	(270)	1,920,294	—	18,743	(1,305,454)	(795,364)	(155,416)
Net loss	—	—	—	—	—	—	—	(54,416)	(54,416)
Foreign currency translation adjustment	—	—	—	—	—	(702)	—	—	(702)

SINOCUBATE, INC.
(A Development Stage Company)
Interim Consolidated Statements of Stockholder’s Equity
(Unaudited)
(Amounts Expressed in US Dollars)

	Common Shares		Treasury	Additional Paid-in	Subscriptions	Accumulated Other Comprehensive		Deficit Accumulated During the Development	Total Stockholders’
	Number	Amount	Stock	Capital	Received	Income	Deficit	Stage	Equity
		$	$	$	$	$	$	$	$
Share issues for consulting services	18,000	180	—	8,820	—	—	—	—	9,000
Balance at December 31, 2005	681,522	6,815	(270)	1,929,114	—	18,041	(1,305,454)	(849,780)	(201,534)
Net loss	—	—	—	—	—	—	—	(36,575)	(36,575)
Foreign currency translation adjustment	—	—	—	—	—	563	—	—	563
Share issues for debt	50,000	500	—	24,500	—	—	—	—	25,000
Balance at December 31, 2006	731,522	7,315	(270)	1,953,614	—	18,604	(1,305,454)	(886,355)	(212,546)
Net loss	—	—	—	—	—	—	—	(170,950)	(170,950)
Discount on notes payable	—	—	—	20,573	—	—	—	—	20,573
Foreign currency translation adjustment	—	—	—	—	—	(13,391)	—	—	(13,391)
Balance at December 31, 2007	731,522	7,315	(270)	1,974,187	—	5,213	(1,305,454)	(1,057,305)	(376,314)
Issuance of new shares	284,637	2,846	—	267,559	—	—	—	—	270,405
Cancellation of shares	(20,504)	(205)	270	(65)	—	—	—	—	—
Services assumed by majority stockholder	—	—	—	32,000	—	—	—	—	32,000
Change in par value of common share from $0.01 per share to $0.001 per share	—	(8,960)	—	8,960	—	—	—	—	—
Net income	—	—	—	—	—	—	—	79,122	79,122
Foreign currency translation adjustment	—	—	—	—	—	(5,213)	—	—	(5,213)
Balance at December 31, 2008 (audited)	995,655	996	—	2,282,641	—	—	(1,305,454)	(978,183)	—
Services assumed by majority stockholder	—	—	—	28,004	—	—	—	—	28,004
Stock-based compensation				24,020					24,020
Net Loss	—	—	—	—	—	—	—	(52,024)	(52,024)
Balance at December 31, 2009 (audited)	995,655	996	—	2,334,665	—	—	(1,305,454)	(1,030,207)	—
Services assumed by majority stockholder	—	—	—	25,198	—	—	—	—	25,198
Net Loss	—	—	—	—	—	—	—	(25,198)	(25,198)
Balance at December 31, 2010	995,655	996	—	2,359,863	—	—	(1,305,454)	(1,055,405)	-

SINOCUBATE, INC.
(A Development Stage Company)
Interim Consolidated Statements of Stockholder’s Equity
(Unaudited)
(Amounts Expressed in US Dollars)

	Common Shares			Treasury	Additional Paid-in	Subscriptions	Accumulated Other Comprehensive	Deficit Accumulated During the Development	Total Stockholders’
	Number	Amount	Stock	Capital	Received	Income	Deficit	Stage	Equity
		$	$	$	$	$	$	$	$
Net Loss	-	-	-	-	-	-	-	(3,637,564)	(3,637,564)
Expenses assumed by stockholders	-	-	-	51,148	-	-	-		51,148
Issuance 14,481,420 new shares for exchanging 566,813 shares of the common stock of China Wood	14,481,420	14,481		5,051,357					5,065,838
Issuance new shares for investment from shareholders	263,780	264		49,261					49,525
Issuance new shares to shareholders for expenses assumed	2,812,923	2,813		715,417					718,230
Balance at December 31, 2011 (Audited)	18,553,778	18,554	-	8,227,046	-	-	(1,305,454)	(4,692,969)	2,247,177
Net loss								(101,146)	(101,146)
Foreign currency translation adjustment						(31)			(31)
Issuance new shares to shareholders for expenses assumed	45,000	45		8,055					8,100
Issuance new shares for loan collateral (Note 7)	879,196	879		60,665					61,544
Pledged as securities for loan		(879)		(60,665)					(61,544)
Expenses assumed by stockholders				2,593					2,593
Balance at March 31,2012 (Unaudited)	19,477,974	18,599	-	8,237,694	-	(31)	(1,305,454)	(4,794,115)	2,156,693

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINOCUBATE INC.
(A Development Stage Company)
NOTES TO INTERIM COSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Amounts expressed in US Dollars)
(Unaudited)

Note 1	Interim Financial Statements

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles or GAAP for interim financial information and with the instructions to Form 10-Q as promulgated by the Securities and Exchange Commission or the SEC.  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-K of the Company for the year ended December 31, 2011. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Previously, the Company sought to enter into contractual arrangements with entities that would allow the Company to either purchase outright the assets and/or business operations of such entities or to enter into business arrangements, such as joint ventures or similar combinations with such entities to manage and operate such entities.  The Company is a development stage company as defined by the Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC 915, “Development Stage Entities.”

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

Beginning in the fourth quarter of 2011, the Company’s business plan began to focus on providing incubate services rather than making strategic acquisitions. The Company’s current business plan is to provide incubate resources and services to support the successful development of late stage, non-publicly-listed companies based in the United States and emerging growth countries with the ultimate goal and endeavor for them to become publicly listed in the United States.  This incubate service includes financing, professional advisory services, board member services, CFO services, corporate governance advice and general corporate management advisory services to entrepreneurs and their advisers in consideration for a fee, comprised of either cash or equity, or a combination of both (hereinafter referred to as a “Transaction” or plural “Transactions”). It is believed that successful completion of a business incubation program increases the likelihood that a company will stay in business for the long term.  SinoCubate is neither an underwriter as the term is defined in Section 2(a)(11) of the Securities Act of 1933, nor an investment company pursuant to the Investment Company Act of 1940.  SinoCubate is not an investment adviser pursuant to the Investment Advisers Act of 1940. SinoCubate is not registered with FINRA or SIPC.

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

On January 18, 2012, the Company signed an engagement letter with a Chinese client located in Zhejiang Province to provide consulting and general business services, including consultation regarding potential stock listings via through a reverse merger in the United States.  This client is in the apparel business and owns multiple retail stores in China, and exports some of its products to Russia, the United States, and other foreign countries.  The client plans to increase its production facility, establish a comprehensive online presence and increase its retail chain in China, and to establish retail stores in the United States.  Upon completion of the listing in the United States, the Company will own a stake in this client.

The Company had a net loss of $101,177 and $2,000 for the months ended March 31, 2012 and March 31, 2011 respectively. The Company had cash balances in the amount of $33,977. The Company’s loss in 2012 was higher than 2011 as a result of increased wage, office rental and other administrative expenses. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

Note 3	Summary of Significant Accounting Policies

a)	Consolidated Financial Statements

The financial statements presented herein reflect the consolidated financial results of the Company and its wholly owned subsidiary Viking Delaware. All significant intercompany transactions and balances have been eliminated upon consolidation.

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles or GAAP for consolidated financial information and with the instructions to Form 10-Q as promulgated by the Securities and Exchange Commission or the SEC.  Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles for complete consolidated financial statements.

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

FASB ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. For the fiscal years ended March, 2012 and 2011, comprehensive loss was $ (101,176) and $ (2,000) respectively.

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

As March 31, 2012 and 2011, the Company has no trading and held-to-maturity securities. The Company’s long-term investment was classified as available-for-sale.

k)	Short-term Loan

Short-term loan is obligation which is to be repaid within one year of the date issued.

l)	Recent Accounting Pronouncements

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

Note 5	Supplemental Cash Flow Information

			January 1, 2004
	Three months ended		(Date of Inception the
	March 31,		Development stage) to
	2012	2011	March 31, 2012
Cash paid for:
Interest	$—	$—	$—
Income taxes (recovery)	$—	$—	$(3,934)

Common shares issued to settle notes payable	$—	$—	$295,405
Expenses assumed by principal stockholders	$10,693	$2,000	$882,579

Note 6	Expenses

Expenses including the rental, professional service fee, other office expenses for the month ended March 31, 2012 and March 31, 2011 were $101,153 and $2,000, respectively, were all assumed by the major stockholders.

On March 20, 2012, the Company issued 45,000 shares of common stock, par value $0.001 per share, to Howard Lee (25,000 shares) and Gongquan Zhang (20,000 shares) respectively for services rendered under their respective consulting agreement. The Company recorded the stock-based expenses with an amount of $8,100 in net income.

Note 7	Short-term Loan

The company has entered a six-month loan agreement with Qin Ling (the “Lender”), a third party, on March 22, 2012 for the amount of ￥500,000CNY. The company issued 879,196 shares common stock of Sinocubate, Inc as collateral to the Lender. The collateral will be returned to the company on the payback date of the loan.

Note 8	Subsequent Event

On May 1, 2012, the Company issued 25,000 shares of common stock, par value $0.001 per share, to Gongquan Zhang for service rendered in consideration of $2,500.

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

SINOCUBATE INC.

(A Development Stage Company)

PLAN OF OPERATIONS

Overview

The Company’s current business plan is to invest in and to provide incubate resources and services to support the successful development of late stage, non-publicly-listed companies based in the United States and emerging growth countries with the ultimate goal and endeavor for them to become publicly listed in the United States.  This incubate service includes financing, professional advisory services, board member services, CFO services, corporate governance advice and general corporate management advisory services to entrepreneurs and their advisers in consideration for a fee, comprised of either cash or equity, or a combination of both (hereinafter referred to as a “Transaction” or plural “Transactions”). It is believed that successful completion of a business incubation program increases the likelihood that a company will stay in business for the long term.  The Company may also invest in publicly listed securities that the Company believes are undervalued.  SinoCubate is neither an underwriter as the term is defined in Section 2(a)(11) of the Securities Act of 1933, nor an investment company pursuant to the Investment Company Act of 1940.  SinoCubate is not an investment adviser pursuant to the Investment Advisers Act of 1940. SinoCubate is not registered with FINRA or SIPC.

On November 25, 2011, and on December 12, 2011, the Company entered into binding Letter of Intents with two new Chinese companies located in Beijing and Shanghai to provide those companies with consulting and general business development services, including consultation regarding potential stock listings through reverse mergers in the United States and other investments.  The Beijing client operates over 100 retail stores selling women’s underwear.  In addition to adding up to 200 more stores in the next two years, the client plans to establish a comprehensive online presence.  The Shanghai client, a restaurant and tea house company, operates close to 130 stores in Shanghai and the Hunan province.  The client plans to add 50 more stores per year during the next three years and to build a central kitchen serving 300 stores.  Upon completion of the listing in the United States, the Company will own a stake in both of those clients.

On January 18, 2012, the Company signed an engagement letter with a Chinese client located in the Zhejiang Province to provide consulting and general business services, including consultation regarding potential stock listings through a reverse merger in the United States.  This client is in the apparel business and owns 3 clothing factories, several name brands and operates multiple retail stores in China, and exports some of its products to foreign countries.  The client plans to increase its production facility, establish a comprehensive online presence and increase its retail chain in China.. Upon completion of the listing in the United States, the Company will own a stake in this client.

SINOCUBATE INC.

(A Development Stage Company)

Selection of Clients and Investment Targets

To a large extent, management’s decision to assist clients is largely dependent on management’s assessment of the business prospects of each client.  Because the Company’s contractual arrangements with its clients generally provide for the Company to be compensated for its services partially or wholly in equity in the clients, the Company must assess the quality of its clients’ and investment targets’ business prospects, financial statements, management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit these companies will derive from accessing the US securities’ markets, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.  In many instances, it is anticipated that the historical operations of a prospective client or investment target may not necessarily be indicative of the potential for future equity appreciation because of the possible need to access capital, shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon its prospective clients and investment targets to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because the Company expects a significant portion of its clients or investment targets to be newly organized or entering a new phase of growth, it should be emphasized that the Company will be exposed to the risk that its equity ownership in those client companies or investment targets will not be as valuable as anticipated because those companies’ management in many instances will not have proved its abilities or effectiveness, the eventual market for such companies’ products or services will likely not be established, and such companies may not be profitable after the Company provided services to or invested in such companies.

Furthermore, the Company may effect transactions having a potentially adverse impact upon the Company’s shareholders pursuant to the authority and discretion of the Company’s management and board of directors without submitting any proposal to the stockholders for their consideration. Holders of the Company’s securities should not anticipate that the Company will necessarily furnish such holders, prior to any contractual arrangement or combination, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, a proposed arrangement may be submitted to the stockholders for their consideration, either voluntarily by such directors to seek the stockholders’ advice and consent or because federal and/or state law so requires.

Prior to making a decision to contract with new clients or invest in a similar business opportunity, the Company’s officers may meet personally with a target company’s management and key personnel, may visit and inspect material facilities, request historical and projected business and/or financial information and records, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent allowed by the Company’s limited financial resources.

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

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

Liquidity and Capital Resources.  At March 31, 2012 and March 31, 2011, the Company had US$33,977 and US$0 cash holding.  On August 2, 2011, effective as of April 1, 2011, Viking Delaware will advance and pay all third party costs for SinoCubate as needed, but SinoCubate has an obligation to reimburse Viking Delaware at a later stage upon demand from Viking Delaware.  As of August 29, 2011, Viking Delaware’s rights and obligations are transferred to Viking Nevis.

Revenue

The Company had no net sales for the three months ended March 31, 2012 or March 31, 2011.

Expenses

The operating expenses increased by $100,953 to $101,153 in the three months period ended March 31, 2012 from $2,000 in the corresponding period in 2011.  The increase was mainly due to employee salaries, office rental and other administrative expenses.

Net Loss

The Company incurred a net loss of $101,176 during the three months ended March 31, 2012 compared with net loss of $2,000 for March 31, 2011.  The increase in net loss was mainly due to the increase of employee salaries, office rental and other administrative expenses in the current three months period ended March 31, 2012 compared to the same period of 2011.

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

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.1	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

SINOCUBATE, INC.
(Registrant)

/s/ Tom Simeo	Date: May 11, 2012
Tom Simeo
Chief Executive Officer, Director and Treasurer