Form 10-Q
period 2012-06-30
VIKING INVESTMENTS GROUP, INC.
filed 2012-08-13
CIK 1102432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________  to _________

Commission file number 000-29219

VIKING INVESTMENTS GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0199508
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

65 Broadway, 7th Floor New York, NY 10006	10006
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number	(347) 329-2954

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

The number of shares of common stock outstanding as of June 30, 2012 was 19,502,974.

VIKING INVESTMENTS GROUP, INC. (FORMERLY SINOCUBATE, INC.)
(A Development Stage Company)

Form 10-Q

VIKING INVESTMENTS GROUP, INC.

 (FORMERLY SINOCUBATE, INC.)
(A Development Stage Company)

Interim Consolidated Financial Statements
(Unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

VIKING INVESTMENTS GROUP, INC.
(FORMERLY SINOCUBATE, INC.)
(A Development Stage Company)
Interim Consolidated Balance Sheets
(Unaudited)
(Amounts expressed in US dollars)

	June 30	December 31
	2012	2011
	(Unaudited)	(Audited)
	$	$
ASSETS
Cash	4,891	7,946
Advance to suppliers	-	-
Other receivables	4,046	718
Total current assets	8,937	8,664
Long-term Investment	2,267,252	2,267,252

TOTAL ASSETS	2,276,189	2,275,916

LIABILITIES AND STOCKHOLDERS’EQUITY
LIABILITIES
Other Payables	121,958	-
Short-term loan (Note 6)	79,282	-
Accrued expenses	36,217	28,739
TOTAL LIABILITIES	237,457	28,739

Related Party Transactions (Note 3)
Subsequent Event (Note 7)

STOCKHOLDER’S EQUITY
Capital Stock
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding as of June 30, 2012 and December 31, 2011	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized and outstanding 19,502,974 shares issued as of June 30, 2012, and 18,553,778 shares issued as of December 31, 2011	18,624	18,554
Additional Paid-In Capital	8,237,826	8,227,046
Deficit	(1,305,454)	(1,305,454)
Deficit accumulated during the development stage	(4,912,214)	(4,692,969)
Foreign currency translation adjustment	(50)	-

TOTAL STOCKHOLDER’S EQUITY	2,038,732	2,247,177

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	2,276,189	2,275,916

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.
(FORMERLY SINOCUBATE, INC.)
(A Development Stage Company)
Interim Consolidated Statements Of Operations And Comprehensive Loss
(Unaudited)
(Amounts expressed in US dollars)

	Three months ended, June 30,		Six months ended June 30,		January 1, 2004 (Date of Inception of the Development Stage) to June 30,
	2012	2011	2012	2011	2012
	$	$	$	$	$
General and administrative expenses:
Amortization	-	-	-	-	27,077
Bad debt	-	-	-	-	525
Corporate promotion	-	-	-	-	13,920
Finance charges	-	-	-	-	27,397
Insurance	-	-	-	-	15,901
Interest	6,183	-	6,183	-	40,831
Management and consultant fees	-	2,250	-	2,250	314,374
Office supplies and services	6,774	500	31,662	1,000	107,279
Professional fees	35,423	4,000	39,913	5,500	407,169
Rent	4,985	-	11,245	-	71,232
Wages	64,753	-	130,268	-	949,428
Other expenses	-	-	-	-	2,798,586
Loss before other items	(118,118)	(6,750)	(219,271)	(8,750)	(4,773,719)
Other items:
Loss on disposition of equipment	-	-	-	-	(15,028)
Write-down of intangible assets	-	-	-	-	(50,001)
Write-off of payables	-	-	-	-	73,607
Write-off of notes payable	-	-	-	-	14,823
Gain on settlement of lawsuit	-	-	-	-	44,445
Gain on sale of investment	-	-	-	-	31,874
Other income	19	-	26	-	42,570
Loss from continuing operations	(118,099)	(6,750)	(219,245)	(8,750)	(4,631,429)
Operating loss from discontinued operations	-	-	-	-	(388,905)
Gain on sales of discontinued operations	-	-	-	-	108,210
Foreign currency translation adjustment	(19)	-	(50)	-	(50)
Net loss and Comprehensive loss	(118,118)	(6,750)	(219,295)	(8,750)	(4,912,174)
Loss per common share - Basic and diluted	(0.006)	(0.007)	(0.012)	(0.009)
Weighted average number of common share outstanding – basic and diluted	19,482,084	995,655	18,813,624	995,655

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.
(FORMERLY SINOCUBATE, INC.)
(A Development Stage Company)
Interim Consolidated Statements Of Cash Flows
(Unaudited)
(Amounts expressed in US dollars)

	Six months Ended June 30, 2012	Six months Ended June 30, 2011	January 1, 2004 (Date of Inception of the Development Stage) to June 30, 2012
Cash flows from operating activities:
Net loss	(219,245)	(8,750)	(4,912,214)
Adjustments to reconcile net loss to net cash used in operating activities:		-
Finance charges		-	27,387
Accrued interest on notes payable		-	31,414
Amortization		-	27,077
Expenses and service costs assumed by shareholders	10,850	2,000	870,378
Advanced payment to suppliers	-	-	-
Foreign exchange effect on notes payable		-	5,303
Issuance of common stock for services		-	1,000
Stock-based compensation	-	-	39,330
Loss on disposition of equipment		-	225,184
Write-down of intangible assets		-	360,001
Write-off of payables		-	(73,607)
Write-off of notes payable		-	(18,729)
Gain on settlement of lawsuit		-	(44,445)
Gain on sale of discontinued operations		-	(108,121)
Gain on sale of investments		-	(31,874)
Other income		-	(42,530)
Impairment loss on long-term investment (note 4)	-	-	2,798,586
Changes in non-cash working capital items:		-
Increase in accrued expenses	129,436	6,750	155,492
Other receivables	(3,328)		143,666
Cash used in continuing operations	(82,287)	-	(546,702)
Discontinued operations			(171,213)
Net cash used in operating activities	(82,287)	-	(717,915)

Cash flows from investing activities:
Proceeds from sale of subsidiary	-	-	1
Proceeds from assets disposition	-	-	5,458
Purchase of equipment	-	-	(5,808)
Net cash used in investing activities	-	-	(349)

Cash flows from financing activities:
Short-term loan	79,282	-	79,282
Settlement of notes payable	-	-	398,614
Proceeds from issuance of common stock	-	-	50,525
Net cash provided by financing activities	79,282	-	528,421

Effect of exchange rate changes on cash	(50)	-	(14,784)

Net increase/(decrease) in cash	(3,055)	-	(204,627)

Cash, beginning of period	7,946	-	209,518

Cash, ending of period	4,891	-	4,891

Supplemental Cash Flow Information (See Note 4)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.
(FORMERLY SINOCUBATE, INC.)
(A Development Stage Company)
Interim Consolidated Statements of Stockholder’s Equity
(Unaudited)
(Amounts expressed in US dollars)

								Deficit
						Accumulated		Accumulated
				Additional		Other		During the	Total
	Common Shares		Treasury	Paid-in	Subscriptions	Comprehensive		Development	Stockholders’
	Number	Amount	Stock	Capital	Received	Income	Deficit	Stage	Equity
		$	$	$	$	$	$	$	$
May 3, 1989 (Inception) through December 31, 1997	60,022	600	-	9,400	-	-	(10,000)	-	-
Net loss	-	-	-	-	-	-	(148,931)	-	(148,931)
Shares issued for cash	180,000	1,800	-	148,200	2,000	-	-	-	152,000
Balance at December 31, 1998	240,022	2,400	-	157,600	2,000	-	(158,931)	-	3,069
Net loss	-	-	-	-	-	-	(511,587)	-	(511,587)
Foreign currency translation adjustment	-	-	-	-	-	(14,130)	-	-	(14,130)
Share issued for services	15,000	150	-	124,850	-	-	-	-	125,000
Subscription receivable	12,000	120	-	99,880	8,000	-	-	-	108,000
Share issued for intangible assets	15,000	150	-	124,850	-	-	-	-	125,000
Balance at December 31, 1999	282,022	2,820	-	507,180	10,000	(14,130)	(670,518)	-	(164,648)
Net loss	-	-	-	-	-	-	(339,063)	-	(339,063)
Foreign currency translation adjustment	-	-	-	-	-	18,885	-	-	18,885
Shares issued for cash	21,600	216	-	259,784	-	-	-	-	260,000
Shares issued for settlement of debt	4,500	45	-	174,955	-	-	-	-	175,000
Subscription receivable	600	6	-	9,994	(200)	-	-	-	9,800
Subscription received	30,000	300	-	499,700	(9,350	-	-	-	490,650
Stock option benefit	-	-	-	14,235	-	-	-	-	14,235
Balance at December 31, 2000	338,722	3,387	-	1,465,848	450	4,755	(1,009,581)	-	464,859
Net loss	-	-	-	-	-	-	375,621	-	375,621
Foreign currency translation adjustment	-	-	-	-	-	13,629	-	-	13,629
Shares issued for cash	300	3	-	2,247	-	-	-	-	2,250
Subscription received	-	-	-	-	200	-	-	-	200
Stock option benefit	-	-	-	118,920	-	-	-	-	118,920
Repurchase of common stock for treasury	-	-	(270)	(6,611)	-	-	-	-	(6,881)
Balance at December 31, 2001	339,022	3,390	(270)	1,580,404	650	18,384	(633,960)	-	968,598
Net loss	-	-	-	-	-		(63,864)	-	(63,864)
Foreign currency translation adjustment	-	-	-	-	-	(1,155)	-	-	(1,155)
Shares issued for cash	4,500	45	-	33,705	-	-	-	-	33,750
Balance at December 31, 2002	343,522	3,435	(270)	1,614,109	650	17,229	(697,824)	-	937,329
Net loss	-	-	-	-	-	-	(607,630)	-	(607,630)
Foreign currency translation adjustment	-	-	-	-	-	1,752	-	-	1,752
Stock option benefit	-	-	-	11,800		-	-	-	11,800
Cancellation of agreement	-	-	-	-	(650)	-	-	-	(650)
Share issues for cash on exercise of options	12,000	120	-	11,880	-	-	-	-	12,000
Share issues for consulting services	45,000	450	-	49,675	-	-	-	-	50,125
Share issues for intangible assets	60,000	600	-	104,400	-	-	-	-	105,000
Share issued for software	60,000	600	-	53,400	-	-	-	-	54,000
Balance at December 31, 2003	520,522	5,205	(270)	1,845,264	-	18,981	(1,305,454)	-	563,726
Net loss	-	-	-	-	-	-	-	(795,364)	(795,364)
Foreign currency translation adjustment	-	-	-	-	-	(238)	-	-	(238)
Stock-based compensation	-	-	-	4,460	-	-	-	-	4,460
Shares issued for cash on exercise of options	1,000	10	-	990	-	-	-	-	1,000
Share issued for debt	140,000	1,400	-	68,600	-	-	-	-	70,000
Share issued for consulting services	2,000	20	-	980	-	-	-	-	1,000
Balance at December 31, 2004	663,522	6,635	(270)	1,920,294	-	18,743	(1,305,454)	(795,364)	(155,416)
Net loss	-	-	-	-	-	-	-	(54,416)	(54,416)
Foreign currency translation adjustment	-	-	-	-	-	(702)	-	-	(702)
Share issues for consulting services	18,000	180	-	8,820	-	-	-	-	9,000
Balance at December 31, 2005	681,522	6,815	(270)	1,929,114	-	18,041	(1,305,454)	(849,780)	(201,534)

VIKING INVESTMENTS GROUP, INC.
(FORMERLY SINOCUBATE, INC.)
(A Development Stage Company)
Interim Consolidated Statements of Stockholder’s Equity
(Unaudited)
(Amounts expressed in US dollars)

	Common Shares		Treasury	Additional Paid-in	Subscriptions	Accumulated Other Comprehensive		Deficit Accumulated During the Development	Total Stockholders’
	Number	Amount	Stock	Capital	Received	Income	Deficit	Stage	Equity
		$	$	$	$	$	$	$	$
Net loss	-	-	-	-	-	-	-	(36,575)	(36,575)
Foreign currency translation adjustment	-	-	-	-	-	563	-	-	563
Share issues for debt	50,000	500	-	24,500	-	-	-	-	25,000
Balance at December 31, 2006	731,522	7,315	(270)	1,953,614	-	18,604	(1,305,454)	(886,355)	(212,546)
Net loss	-	-	-	-	-	-	-	(170,950)	(170,950)
Discount on notes payable	-	-	-	20,573	-	-	-	-	20,573
Foreign currency translation adjustment	-	-	-	-	-	(13,391)	-	-	(13,391)
Balance at December 31, 2007	731,522	7,315	(270)	1,974,187	-	5,213	(1,305,454)	(1,057,305)	(376,314)
Issuance of new shares	284,637	2,846	-	267,559	-	-	-	-	270,405
Cancellation of shares	(20,504)	(205)	270	(65)	-	-	-	-	-
Services assumed by majority stockholder	-	-	-	32,000	-	-	-	-	32,000
Change in par value of common share from $0.01 per share to $0.001 per share	-	(8,960)	-	8,960	-	-	-	-	-
Net income	-	-	-	-	-	-	-	79,122	79,122
Foreign currency translation adjustment	-	-	-	-	-	(5,213)	-	-	(5,213)
Balance at December 31, 2008 (audited)	995,655	996	-	2,282,641	-	-	(1,305,454)	(978,183)	-
Services assumed by majority stockholder	-	-	-	28,004	-	-	-	-	28,004
Stock-based compensation				24,020					24,020
Net Loss	-	-	-	-	-	-	-	(52,024)	(52,024
Balance at December 31, 2009 (audited)	995,655	996	-	2,334,665	-	-	(1,305,454)	(1,030,207)	-
Services assumed by majority stockholder	-	-	-	25,198	-	-	-	-	25,198
Net Loss	-	-	-	-	-	-	-	(25,198)	(25,198)
Balance at December 31, 2010	995,655	996	-	2,359,863	-	-	(1,305,454)	(1,055,405)	-
Net Loss	-	-	-	-	-	-	-	(3,637,564)	(3,637,564)
Expenses assumed by stockholders	-	-	-	51,148	-	-	-		51,148
Issuance 14,481,420 new shares for exchanging 566,813 shares of the common stock of China Wood	14,481,420	14,481		5,051,357					5,065,838
Issuance new shares for investment from shareholders	263,780	264		49,261					49,525
Issuance new shares to shareholders for expenses assumed	2,812,923	2,813		715,417					718,230
Balance at December 31, 2011 (Audited)	18,553,778	18,554	-	8,227,046	-	-	(1,305,454)	(4,692,969)	2,247,177
Net loss								(219,245)	(219,245)
Foreign currency translation adjustment						(50)			(50)
Issuance new shares to shareholders for expenses assumed	70,000	70		10,780					10,850
Issuance new shares for loan collateral	879,196	879		60,665					61,544
Pledged as securities for loan		(879)		(60,665)					(61,544)
Expenses assumed by stockholders				-					-
Balance at June 30,2012 (Unaudited)	19,502,974	18,624	-	8,237,826	-	(50)	(1,305,454)	(4,912,214)	2,038,732

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC. (FORMERLY SINOCUBATE, INC.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Amounts expressed in US dollars)

1.  Nature of Business and Going Concern Assumption

The Company was originally incorporated under the laws of the State of Florida on May 3, 1989 as Sparta Ventures Corp. and remained inactive until June 27, 1998.  The name of the Company was changed to Thermal Ablation Technologies Corporation on October 8, 1998 and then to Poker.com, Inc. on August 10, 1999.  On September 15, 2003, the Company changed its name to LegalPlay Entertainment Inc. and on November 8, 2006, the name of the Company was changed to Synthenol Inc.  Effective November 3, 2008, the Company merged with and into a wholly-owned subsidiary, SinoCubate, Inc. (“SinoCubate, Inc.”), which remained the surviving entity of the merger.  SinoCubate was formed in the State of Nevada on September 11, 2008.  The merger resulted in a change of name of the Company from Synthenol Inc. to SinoCubate, Inc. and a change in the state of incorporation of the Company from Florida to Nevada.  On June 13, 2012, the Company changed its name to Viking Investments Group, Inc., and effective July 16, 2012, The Financial Industry Regulatory Authority (“FINRA”) approved this name change.

On June 29, 2011, and on August 29, 2011, Viking Investments Group,  LLC, a company controlled and managed by the Company’s Chairman, Chief Executive Officer and President, Tom Simeo, incorporated under the laws of The Federation of St. Kitts and Nevis (“Viking Nevis”), sold 100,000 and 466,813 shares respectively of China Wood, Inc., publicly listed in the United States with the ticker “CNWD”, (the “China Wood Shares”) owned by Viking Nevis, in exchange for 1,912,000 and 12,569,420 newly issued restricted shares of the Company respectively (the “Company Shares”). Also on August 29, 2011, the Company acquired, from Tom Simeo, the Company’s Chairman, Chief Executive Officer and President, Viking Investments Group, LLC, incorporated in Delaware (“Viking Delaware”) for a value of One Hundred Dollars ($100).  By August 29, 2011, the Company completed the purchase of the China Wood Shares by having delivered a total of 566,813 shares of common stock in China Wood, Inc. to the Company.  The China Wood Shares were registered in a Form S-1 Registration Statement declared effective by the SEC on April 7, 2011. The China Wood Shares are subject to a “Leak-Out Provision” whereby only a certain amount of shares can be sold per month up and until the first anniversary of the effective day of the aforementioned registration statement, April 7, 2012.  In determining the fair value of the shares, the Company and Viking Nevis, agreed to use, where applicable, the closing bid price for the most recent trading days prior to the closing day of the transactions.

The Company’s current business plan is to provide incubate resources and services to support the successful development of late stage, non-publicly-listed companies based in the United States and emerging growth countries with the ultimate goal and endeavor for them to become publicly listed in the United States.  This incubate service includes financing, professional advisory services, board member services, CFO services, corporate governance advice and general corporate management advisory services to entrepreneurs and their advisers in consideration for a fee, comprised of either cash or equity, or a combination of both (hereinafter referred to as a “Transaction” or plural “Transactions”). It is believed that successful completion of a business incubation program increases the likelihood that a company will stay in business for the long term.  The Company is neither an underwriter as the term is defined in Section 2(a)(11) of the Securities Act of 1933, nor an investment company pursuant to the Investment Company Act of 1940.  The Company is not an investment adviser pursuant to the Investment Advisers Act of 1940.  The Company is not registered with The Financial Industry Regulatory Authority “FINRA” or Securities Investor Protection Corporation (“SIPC”).

VIKING INVESTMENTS GROUP, INC. (FORMERLY SINOCUBATE, INC.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Amounts expressed in US dollars)

As at June 30, 2012, the Company had an accumulated loss of $6,217,668 and had cash balances in the amount of $4,891. The Company’s loss in 2012 was higher than 2011 as a result of increased wage, office rental and other administrative expenses. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and to repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

2.  Summary of Significant Accounting Policies

a)  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in United States or “U.S. GAAP” for interim financial information and with the instructions to Form 10-Q as promulgated by the Securities and Exchange Commission or the SEC.  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-K of the Company for the year ended December 31, 2011. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

b)  Consolidated Financial Statements

The financial statements presented herein reflect the consolidated financial results of the Company and its wholly owned subsidiary Viking Delaware. All significant intercompany transactions and balances have been eliminated upon consolidation.

VIKING INVESTMENTS GROUP, INC. (FORMERLY SINOCUBATE, INC.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Amounts expressed in US dollars)

The foregoing interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles or GAAP for consolidated financial information and with the instructions to Form 10-Q as promulgated by the Securities and Exchange Commission or the SEC.  Accordingly, these consolidated financial statements include all of the disclosures required by generally accepted accounting principles for complete consolidated financial statements.

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

d)    Financial Instruments

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 820, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measurements.  The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1: inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2: inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3: inputs to the valuation methodology are unobservable and significant to the fair value measurement.

VIKING INVESTMENTS GROUP, INC. (FORMERLY SINOCUBATE, INC.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Amounts expressed in US dollars)

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

g)  Comprehensive income

FASB ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. For the six months ended June, 2012 and 2011, comprehensive loss was $ (219,295) and $ (8,750) respectively.

h)  Income taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets likely. The Company did not incur any material impact to its financial condition or results of operations due to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is subject to U.S federal jurisdiction income tax examinations for the tax years 2006 through 2012. In addition, the Company is subject to state and local income tax examinations for the tax years 2006 through 2012.

VIKING INVESTMENTS GROUP, INC. (FORMERLY SINOCUBATE, INC.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Amounts expressed in US dollars)

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

The fair value of stock warrants was determined at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate, and dividend yield. The expected term represents the period of time that stock-based compensation awards granted are expected to be outstanding and is estimated based on considerations including the vesting period, contractual term and anticipated employee exercise patterns. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free rate is based on the U.S. Treasury yield curve in relation to the contractual life of stock-based compensation instrument. The dividend yield assumption is based on historical patterns and future expectations for the Company to declare dividends.

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

VIKING INVESTMENTS GROUP, INC. (FORMERLY SINOCUBATE, INC.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Amounts expressed in US dollars)

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

As June 30, 2012 and 2011, the Company has no trading and held-to-maturity securities. The Company’s long-term investment was classified as available-for-sale.

k)  Short-term loan

Short-term loan is obligation which is to be repaid within one year of the date issued.

l)   Recent Accounting Pronouncements

In May 2011, FAB issued ASU No 2011-4, “Fair value Measurement (Topic 820): Amendments to achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs.” ASU 2011-04 amends Topic 820 to provide common fair value measurement and disclosure requirements in US General Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting Standards.  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, as well as providing guidance on how fair value should be applied where it is used already required or permitted by other standards within U.S. GAAP.  ASU No 2011-04 is to be applied prospectively, and early adoption is not permitted.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  The adoption of ASU No. 2011-04 is not expected to have a material impact on our results of operations or our financial position.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05 which is intended to facilitate the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”) as well as to increase the transparency of items reported in other comprehensive income.  As a result of ASU 2011-05, all non-owner changes in stockholders’ equity are required to be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The option to present other comprehensive income in the statement of changes in equity has been eliminated.  ASU 2011-05 is effective for fiscal years beginning after December 15, 2011 and should be applied retrospectively.  The Company expects to adopt this standard beginning in 2012.  As ASU 2011-05 impacts presentation only, it will have no effect on the Company’s consolidated financial statements.

VIKING INVESTMENTS GROUP, INC. (FORMERLY SINOCUBATE, INC.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Amounts expressed in US dollars)

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

3.  Related Party Transactions

On April 3, 2009, the Company entered into an agreement with Viking Delaware, providing that effective August 15, 2008, Viking Delaware will pay for any services performed on behalf of the Company by third parties until such time that Viking Delaware is no longer the majority shareholder of the Company.  On August 2, 2011, effective as of April 1, 2011, Viking Delaware will advance and pay all third party costs for the Company as needed, but the Company has an obligation to reimburse Viking Delaware at a later stage upon demand from Viking Delaware.  As of August 29, 2011, Viking Delaware’s rights and obligations are transferred to Viking Nevis.

On June 29, 2011, and on August 29, 2011, Viking Investments, LLC, a company controlled and managed by the Company’s Chairman, Chief Executive Officer and President, Tom Simeo, incorporated under the laws of The Federation of St. Kitts and Nevis, (“Viking Nevis”) sold 100,000 and 466,813 shares respectively of China Wood, Inc., publicly listed in the United States with the ticker “CNWD”, (the “China Wood Shares”) owned by Viking Nevis, in exchange for 1,912,000 and 12,569,420 newly issued restricted shares of the Company respectively (the “Company Shares”). By August 29, 2011, the Company completed the purchase of the China Wood Shares by having delivered a total of 566,813 shares of common stock in China Wood, Inc. to the Company.  The China Wood Shares were registered in a Form S-1 Registration Statement declared effective by the SEC on April 7, 2011. The China Wood Shares are subject to a “Leak-Out Provision” whereby only a certain amount of shares can be sold per month up and until the first anniversary of the effective day of the aforementioned registration statement, (April 7, 2012).  In determining the fair value of the shares, the Company and Viking Nevis, agreed to use, where applicable, the closing bid price for the most recent trading days prior to the closing day of the transactions.

VIKING INVESTMENTS GROUP, INC. (FORMERLY SINOCUBATE, INC.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Amounts expressed in US dollars)

4.   Supplemental Cash Flow Information

	Six months ended June 30		January 1, 2004 (Date of Inception the Development stage) to
	2012	2011	June 30, 2012
	$	$	$
Cash paid for:
Interest	-	-	-
Income taxes (recovery)	-	-	(3,934)

Common shares issued to settle notes payable		-	295,405
Expenses assumed by principal stockholders	10,850	2,000	870,378

5.  Expenses

Expenses including the rental, professional service fee, other office expenses for three month ended June 30, 2012 and June 30, 2011 were $118,118 and $6,750, respectively.  Expenses including the rentals, professional fees, other office expenses for six month ended June 30, 2012 and June 30, 2011 were $219,271 and $8,750, respectively. On March 20, 2012, the Company issued 45,000 shares of common stock, par value $0.001 per share, to Howard Lee (25,000 shares) and Gongquan Zhang (20,000 shares) respectively for services rendered under their respective consulting agreement. The Company recorded the stock-based expenses with an amount of $8,100 in net income. On May 1, 2012, the Company issued 25,000 shares of common stock, par value $0.001 per share, to Gongquan Zhang for services rendered under the consulting agreement with him. The Company recorded the stock-based expenses with an amount of $2,750 representing trading value of common stock on the date of issuance,

VIKING INVESTMENTS GROUP, INC. (FORMERLY SINOCUBATE, INC.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Amounts expressed in US dollars)

6.  Short-term Loan

On March 22, 2012, the company entered into a six-month loan agreement with Qin Ling (the Lender), a third party, in an amount with a US Dollar equivalent of $79,282. The company issued 879,196 shares common stock of the Company as collateral to the Lender. The collateral will be returned to the company on the payback date of the loan.

7.  Subsequent Event

On July 3, 2012, the Company authorized and approved the issuance of 25,000 restricted shares of the Companys common stock to each of Mr. Zhenghao Tang and Tejesh Srivastav in consideration for becoming members of the Board of Directors of the Company.  On July 10, 2012, the Company authorized and approved the issuance of 277,778 free trading shares of common stock to David Rees in consideration for legal services.  The shares were issued to Mr. Zhenghao Tang, Mr. Tejesh Srivastav and Mr. David Rees subsequently.  The Company authorized and approved the issuance of 25,000 restricted shares of the Companys common stock to Ms. Jiyun Ge in consideration for becoming a member of the Board of Directors of the Company during the first quarter of 2012, and those shares were issued to Ms. Jiyun Ge subsequently after the period ended June 30, 2012.

VIKING INVESTMENTS GROUP, INC.

(FORMERLY SINOCUBATE, INC.)

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

PLAN OF OPERATIONS

Overview

The Company’s current business plan is to invest in and to provide incubate resources and services to support the successful development of late stage, non-publicly-listed companies based in the United States and emerging growth countries with the ultimate goal and endeavor for them to become publicly listed in the United States.  This incubate service includes financing, professional advisory services, board member services, CFO services, corporate governance advice and general corporate management advisory services to entrepreneurs and their advisers in consideration for a fee, comprised of either cash or equity, or a combination of both (hereinafter referred to as a “Transaction” or plural “Transactions”). It is believed that successful completion of a business incubation program increases the likelihood that a company will stay in business for the long term.  The Company may also invest in publicly listed securities that the Company believes are undervalued.  The Company is neither an underwriter as the term is defined in Section 2(a)(11) of the Securities Act of 1933, nor an investment company pursuant to the Investment Company Act of 1940.  The Company is not an investment adviser pursuant to the Investment Advisers Act of 1940. The Company is not registered with FINRA or SIPC.

Effective January 1, 2012 and January 9, 2012, the Company entered into Letter of Intents with two new Chinese companies located in Beijing and Shanghai to provide those companies with consulting and general business development services, including consultation regarding potential stock listings through reverse mergers in the United States and other investments.  The Beijing client operates over 100 retail stores selling women’s underwear.  In addition to adding up to 200 more stores in the next two years, the client plans to establish a comprehensive online presence.  The Shanghai client, a restaurant and tea house company, operates close to 130 stores in Shanghai and the Hunan province.  The client plans to add 50 more stores per year during the next three years and to build a central kitchen serving 300 stores.  Upon completion of the listing in the United States, the Company will own a stake in both of those clients.

On January 18, 2012, the Company signed an engagement letter with a Chinese client located in the Zhejiang Province to provide consulting and general business services, including consultation regarding potential stock listings through a reverse merger in the United States.  This client is in the apparel business and owns 3 clothing factories, several name brands and operates multiple retail stores in China, and exports some of its products to foreign countries.  The client plans to increase its production facility, establish a comprehensive online presence and increase its retail chain in China. Upon completion of the listing in the United States, the Company will own a stake in this client.

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

Three months ended June 30, 2012 compared to the three months ended June 30, 2011

Liquidity and Capital Resources

At June 30, 2012 and June 30, 2011, the Company respectively had US$4,891 and US$ 0 cash holding.  On August 2, 2011, effective as of April 1, 2011, Viking Delaware advanced and paid all third party costs for the Company as needed, but the Company has an obligation to reimburse Viking Delaware at a later stage upon demand from Viking Delaware.  As of August 29, 2011, Viking Delaware’s rights and obligations are transferred to Viking Nevis.

Revenue

The Company had no net sales for the three months ended June 30, 2012 or June 30, 2011.

Expenses

The operating expenses increased by $111,368 to $118,118 in the three months period ended June 30, 2012 from $6,750 in the corresponding period in 2011. The increase was mainly due to employee salaries, office rental and other administrative expenses. The salary expenses increased from $0 to $64,753 in the three months period ended June 30, 2012 comparing to the corresponding period in 2011.  For the three months ended June 30, 2012, the salary expenses to management and the shareholders who holds more than 5% shares of the company amounted to $60,948.

Net Loss

The Company incurred a net loss of $ 118,099 during the three months ended June 30, 2012 compared with net loss of $6,750 for June 30, 2011.  The increase in net loss was mainly due to the increase of employee salaries, office rental and other administrative expenses in the current three months period ended June 30, 2012 compared to the same period of 2011.

Six months ended June 30, 2012 compared to the Six months ended June 30, 2011

Liquidity and Capital Resources

At June 30, 2012 and June 30, 2011, the Company respectively had US$4,891 and US$ 0 cash holding.  On August 2, 2011, effective as of April 1, 2011, Viking Delaware advanced and paid all third party costs for the Company as needed, but the Company has an obligation to reimburse Viking Delaware at a later stage upon demand from Viking Delaware.  As of August 29, 2011, Viking Delaware’s rights and obligations are transferred to Viking Nevis.

Revenue

The Company had no net sales for the six months ended June 30, 2012 or June 30, 2011.

Expenses

The operating expenses increased by $210,521 to $219,271  in the six months period ended June 30, 2012 to the corresponding period in 2011. The increase was mainly due to increased employee salaries, office rental and other administrative expenses. The salary expenses increased from $0 to $130,268 in the six  months period ended June 30, 2012 comparing to the corresponding period in 2011.  For the six months ended June 30, 2012, the salary expenses to management and the shareholders who holds more than 5% shares of the company amounted to $ 118,158.

Net Loss

The Company incurred a net loss of $219,245 during the six months ended June 30, 2012 compared with net loss of $8,750 for June 30, 2011.   The increase in net loss was mainly due to the increase of employee salaries, office rental and other administrative expenses in the current six months period ended June 30, 2012 compared to the same period of 2011.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012 have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

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

ITEM 4.      MINE SAFETY DISCLOSURES

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

VIKING INVESTMENTS GROUP, INC. (Registrant)

Date: August 10, 2012	By:	/s/ Tom Simeo
Tom Simeo
Chief Executive Officer,
Director and Treasurer