Form 10-Q
period 2012-09-30
VIKING INVESTMENTS GROUP, INC.
filed 2012-11-19
CIK 1102432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-29219

VIKING INVESTMENTS GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0199508
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

65 Broadway, 7th Floor New York, NY 10006	10006
(Address of principal executive offices)	(Zip Code)

(347) 329-2954
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
Yes     ☐ No    ☐  Not Applicable   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of September 30, 2012 was 19,855,752.

VIKING INVESTMENTS GROUP, INC.

(FORMERLY SINOCUBATE, INC.)

Form 10-Q

VIKING INVESTMENTS GROUP, INC.

 (FORMERLY SINOCUBATE, INC.)

Interim Consolidated Financial Statements
(Unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

VIKING INVESTMENTS GROUP, INC.
(FORMERLY SINOCUBATE, INC.)
Interim Consolidated Balance Sheets
(Unaudited)
(Amounts expressed in US dollars)

	September 30	December 31
	2012	2011
	(Unaudited)	(Audited)
	$	$
ASSETS
Cash	933	7,946
Prepaid expenses	4,000	-
Other receivables (Note 3)	24,490	718
Total current assets	29,423	8,664
Long-term Investment (Note 3)	2,267,252	2,267,252
TOTAL ASSETS	2,296,675	2,275,916

LIABILITIES AND STOCKHOLDERS’E QUITY
LIABILITIES
Other payables (Note 3)	181,948	-
Short-term loan (Note 6)	79,282	-
Accrued liabilities	47,706	28,739
TOTAL LIABILITIES	308,936	28,739

Related party transactions (Note 3)
Subsequent event (Note 7)

STOCKHOLDER’S EQUITY (Note 5)
Capital Stock
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding as of September 30, 2012 and December 31, 2011	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized and outstanding 19,855,752 shares issued as of September 30, 2012, and 18,553,778 shares issued as of December 31, 2011	18,977	18,554
Additional Paid-In Capital	8,273,373	8,227,046
Deficit	(6,304,639)	(5,998,423)
Foreign currency translation adjustment	(72)	-

TOTAL STOCKHOLDER’S EQUITY	1,987,739	2,247,177

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	2,296,675	2,275,916

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.
(FORMERLY SINOCUBATE, INC.)
Interim Consolidated Statements Of Operations And Comprehensive Loss
(Unaudited)
(Amounts expressed in US dollars)

	Three months ended,		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	$	$	$	$

Revenue:	47,070	-	47,098	-
General and administrative expenses:
Management and consultant fees	-		-	2,250
Office supplies and services	14,575	500	46,238	1,500
Professional fees	39,862	1,500	79,775	7,000
Rent	4,537	21,820	15,782	21,820
Wages	68,928	-	199,196	-
Total general and administrative expenses	127,902	23,820	340,991	32,570
Interest expense	6,139	-	12,322	-
Total expenses	(134,041)	(23,820)	(353,313)	(32,570)
Loss from continuing operations	(86,971)	(23,820)	(306,216)	(32,570)
Foreign currency translation adjustment	(22)	-	(72)	-
Net loss and Comprehensive loss	(86,993)	(23,820)	(306,288)	(32,570)
Loss per common share - Basic and diluted	(0.004)	(0.018)	(0.016)	(0.025)
Weighted average number of common shares outstanding – basic and diluted	19,816,554	1,304,042	19,321,450	1,304,042

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.
(FORMERLY SINOCUBATE, INC.)
Interim Consolidated Statements Of Cash Flows
(Unaudited)
(Amounts expressed in US dollars)

	Nine months	Nine months
	Ended	Ended
	September 30, 2012	September 30, 2011
	$	$
Cash flows from operating activities:
Net loss	(306,216)	(32,570)
Expenses and service costs assumed by shareholders	46,850	32,570
Prepaid expenses	(4,000)	-
Issuance of common stock for services		100
Increase in other payables	181,948
Increase in accrued liabilities	18,967
Increase in other receivables	(23,772)
Net cash used in operating activities	(86,224)	100

Cash flows from investing activities:
Proceeds from sale of subsidiary	-	-
Proceeds from assets disposition	-	-
Purchase of equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Short-term loan	79,282	-
Net cash provided by financing activities	79,282	-

Effect of exchange rate changes on cash	(72)	-

Net increase/(decrease) in cash	(7,014)	100

Cash, beginning of period	7,946	-

Cash, end of period	933	100

Supplemental Cash Flow Information (See Note 4)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.
(FORMERLY SINOCUBATE, INC.)
Interim Consolidated Statements of Stockholder’s Equity
(Unaudited)
(Amounts expressed in US dollars)

						Accumulated
				Additional		Other		Total
	Common Shares		Treasury	Paid-in	Subscriptions	Comprehensive		Stockholders’
	Number	Amount	Stock	Capital	Received	Income	Deficit	Equity
		$	$	$	$	$	$	$

Balance at December 31, 2010	995,655	996	-	2,359,863	-	-	(2,360,859)	-

Net Loss	-	-	-	-	-	-	(3,637,564)	(3,637,564)
Expenses assumed by stockholders	-	-	-	51,148	-	-	-	51,148
Issuance of 14,481,420 new shares for exchanging 566,813 shares of the common stock of China Wood	14,481,420	14,481		5,051,357				5,065,838
Issuance of new shares for investment from shareholders	263,780	264		49,261				49,525
Issuance of new shares to shareholders for expenses assumed	2,812,923	2,813		715,417				718,230
Balance at December 31, 2011 (Audited)	18,553,778	18,554	-	8,227,046	-	-	(5,998,423)	2,247,177
Net loss							(306,216)	(306,216)
Foreign currency translation adjustment						(72)		(72)
Issuance of new shares to shareholders for expenses assumed	422,778	423		46,427				46,850
Issuance of new shares for loan collateral	879,196	879		60,665				61,544
Pledged as securities for loan		(879)		(60,665)				(61,544)
Expenses assumed by stockholders				-				-
Balance at September 30,2012 (Unaudited)	19,855,752	18,977		8,273,473		(72)	(6,304,639)	1,987,739

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC. (FORMERLY SINOCUBATE, INC.)
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Amounts expressed in US dollars)

1.       Nature of Business and Going Concern Assumption

The Company was originally incorporated under the laws of the State of Florida on May 3, 1989 as Sparta Ventures Corp. and remained inactive until June 27, 1998.  The name of the Company was changed to Thermal Ablation Technologies Corporation on October 8, 1998 and then to Poker.com, Inc. on August 10, 1999.  On September 15, 2003, the Company changed its name to LegalPlay Entertainment Inc. and on November 8, 2006, the name of the Company was changed to Synthenol Inc.  Effective November 3, 2008, the Company merged with and into a wholly-owned subsidiary, SinoCubate, Inc. (“SinoCubate, Inc.”), which remained the surviving entity of the merger.  SinoCubate was formed in the State of Nevada on September 11, 2008.  The merger resulted in a change of name of the Company from Synthenol Inc. to SinoCubate, Inc. and a change in the state of incorporation of the Company from Florida to Nevada.  On June 13, 2012, the Company changed its name to Viking Investments Group, Inc., and effective July 16, 2012, The Financial Industry Regulatory Authority (“FINRA”) approved this name change, and the Company’s ticker symbol was changed to “VKIN.”

On June 29, 2011, and on August 29, 2011, Viking Investments Group,  LLC, a company controlled and managed by the Company’s Chairman, Chief Executive Officer and President, Tom Simeo, incorporated under the laws of The Federation of St. Kitts and Nevis (“Viking Nevis”), sold 100,000 and 466,813 shares respectively of China Wood, Inc., publicly listed in the United States with the ticker “CNWD”, (the “China Wood Shares”) owned by Viking Nevis, in exchange for 1,912,000 and 12,569,420 newly issued restricted shares of the Company respectively. On August 29, 2011, the Company acquired, from Tom Simeo, the Company’s Chairman, Chief Executive Officer and President, Viking Investments Group, LLC, incorporated in Delaware (“Viking Delaware”) for a value of One Hundred Dollars ($100).  By August 29, 2011, Viking Nevis completed the purchase of the China Wood Shares by having delivered a total of 566,813 shares of common stock in China Wood, Inc. to the Company.  The China Wood Shares were registered in a Form S-1 Registration Statement declared effective by the SEC on April 7, 2011. The China Wood Shares are subject to a “Leak-Out Provision” whereby only a certain amount of shares can be sold per month up and until the first anniversary of the effective day of the aforementioned registration statement, April 7, 2012.  In determining the fair value of the shares, the Company and Viking Nevis, agreed to use, where applicable, the closing bid price for the most recent trading days prior to the closing day of the transactions.

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

VIKING INVESTMENTS GROUP, INC. (FORMERLY SINOCUBATE, INC.)
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Amounts expressed in US dollars)

1.       Nature of Business and Going Concern Assumption (continued)

This is a new direction for the Company. Previously, the Company’s business plan had been focused on investigating and then, if deemed economically feasible, entering into contractual arrangements with entities that would have enabled the Company to either purchase outright the assets and and/or business operations of such entities or to enter into business arrangements, such as joint ventures or similar other combinations with those entities. The Company does not expect to see immediate economic results from its development and, ultimately, there can be no guarantee that the business model will develop to become successful and/or profitable.

The management of the Company is of an opinion that planned principal operations have commenced in the third quarter of 2012, and thus the Company is considered no longer a development stage enterprise.

As at September 30, 2012, the Company had recurring operating loss, accumulated loss of $6,304,639 at September 30 and negative working capital of $279,513. The Company’s loss in 2012 was higher than 2011 as a result of increased wage, office rental and other administrative expenses. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and to repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

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

VIKING INVESTMENTS GROUP, INC. (FORMERLY SINOCUBATE, INC.)
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Amounts expressed in US dollars)

2.      Summary of Significant Accounting Policies (continued)

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

VIKING INVESTMENTS GROUP, INC. (FORMERLY SINOCUBATE, INC.)
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Amounts expressed in US dollars)

2.      Summary of Significant Accounting Policies (continued)

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

e)  Revenue recognition

The Company recognizes consulting fee income when services are rendered, price is fixed and determinable and collectability is reasonably assured.

f)  Cash

Cash includes bank deposits and cash on hand.

g)  Loss per share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and, adjusted by any effects of warrants and options outstanding, if dilutive, that may add to the number of common shares during the period.

h)  Comprehensive income

FASB ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. For the nine months ended September, 2012 and 2011, comprehensive loss was $ (306,288) and $ (32,570) respectively.

i)  Income taxes

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

VIKING INVESTMENTS GROUP, INC. (FORMERLY SINOCUBATE, INC.)
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Amounts expressed in US dollars)

2.      Summary of Significant Accounting Policies (continued)

j)  Stock-based compensation

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

k)   Long-term investment

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

As September 30, 2012 and 2011, the Company has no trading and held-to-maturity securities. The Company’s long-term investment was classified as available-for-sale.

l)  Short-term loan

Short-term loan is obligation which is to be repaid within one year of the date issued.

VIKING INVESTMENTS GROUP, INC. (FORMERLY SINOCUBATE, INC.)
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Amounts expressed in US dollars)

2.      Summary of Significant Accounting Policies (continued)

m)   Recently Adopted Accounting Pronouncements

In May 2011, FASB issued ASU No 2011-4, “Fair value Measurement (Topic 820): Amendments to achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs.” ASU 2011-04 amends Topic 820 to provide common fair value measurement and disclosure requirements in US General Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting Standards.  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, as well as providing guidance on how fair value should be applied where it is used already required or permitted by other standards within U.S. GAAP.  ASU No 2011-04 is to be applied prospectively, and early adoption is not permitted.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  The adoption of ASU No. 2011-04 had no material impact on our results of operations on our financial position.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05 which is intended to facilitate the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”) as well as to increase the transparency of items reported in other comprehensive income.  As a result of ASU 2011-05, all non-owner changes in stockholders’ equity are required to be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The option to present other comprehensive income in the statement of changes in equity has been eliminated.  ASU 2011-05 is effective for fiscal years beginning after December 15, 2011 and should be applied retrospectively.  The Company adopted this standard on January 1, 2012 and presents a continuous statement of comprehensive loss.

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

n)  Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities”. The guidance in this update requires the Company to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The pronouncement is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The extent of the impact of adoption of ASU 2011-11 has not been determined.

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”, which provides companies with the option to first assess qualitative factors in determining whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that an indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value. Previously, companies were required to perform the quantitative impairment test at least annually. The new accounting guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We do not anticipate the adoption of the new accounting guidance to have a significant effect on our financial condition or results of operations.

VIKING INVESTMENTS GROUP, INC. (FORMERLY SINOCUBATE, INC.)
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Amounts expressed in US dollars)

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

On June 29, 2011, and on August 29, 2011, Viking Investments, LLC, a company controlled and managed by the Company’s Chairman, Chief Executive Officer and President, Tom Simeo, incorporated under the laws of The Federation of St. Kitts and Nevis, (“Viking Nevis”) sold 100,000 and 466,813 shares respectively of China Wood, Inc., publicly listed in the United States with the ticker “CNWD”, (the “China Wood Shares”) owned by Viking Nevis, in exchange for 1,912,000 and 12,569,420 newly issued restricted shares of the Company respectively. By August 29, 2011, Viking Nevis completed the purchase of the China Wood Shares by having delivered a total of 566,813 shares of common stock in China Wood, Inc. to the Company.  The China Wood Shares were registered in a Form S-1 Registration Statement declared effective by the SEC on April 7, 2011. The China Wood Shares are subject to a “Leak-Out Provision” whereby only a certain amount of shares can be sold per month up and until the first anniversary of the effective day of the aforementioned registration statement, (April 7, 2012).  In determining the fair value of the shares, the Company and Viking Nevis, agreed to use, where applicable, the closing bid price for the most recent trading days prior to the closing day of the transactions.

As at September 30, 2012, other receivable account includes an amount of $20,159 (December 31, 2011: Nil) due from the Chairman of the Company and other payables account includes payroll payable to the Chairman of $135,000 and $11,388 (December 31, 2011: Nil) respectively.

4.       Supplemental Cash Flow Information

	Nine months ended
	September 30
	2012	2011
	$	$
Cash paid for:
Interest	8,222	-
Income taxes (recovery)	-	-

Common shares issued to settle notes payable	-	-
Expenses assumed by principal stockholders	46,850	32,570

VIKING INVESTMENTS GROUP, INC. (FORMERLY SINOCUBATE, INC.)
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Amounts expressed in US dollars)

5.       Shareholders’ Equity

On March 20, 2012, the Company issued 45,000 shares of its common stock to the consultants in consideration of satisfaction for consulting services rendered for a fair value of $8,100. On March 22, 2012, the Company has entered into a six-month loan agreement with a third party for the amount of $79,282 (RMB500,000 equivalents) that is repayable  on September 20, 2012. The due date of the loan has been extended to December 2012 with mutual agreement. The Company issued 879,196 shares of its common stock as collateral. The collateral will be returned to the Company on the payback date of the loan.

On May 1, 2012, the Company issued 25,000 shares of its common stock to a consultant in consideration of satisfaction for consulting services rendered for a fair value of $2,750.

On July 10, 2012, the Company issued 25,000 restricted shares of its common stock to the Chief Financial Controller as compensation of $2,000 for the past services provided. The Company also issued 50,000 restricted shares of its common stock to directors in consideration of satisfaction for services rendered for a fair value of $4,000. The Company also issued 277,778 shares of its common stock to a lawyer in consideration of satisfaction for legal services rendered for a fair value of $30,000.

6.       Short-term Loan

On March 22, 2012, the Company has entered into a six-month loan agreement with a third party for the amount of $79,282 (RMB500,000 equivalents) that is repayable on September 20, 2012. Interest is charged at a rate of not more than four times of the local bank loan rate in China. The due date of the loan has been extended to December 2012 with mutual agreement. The Company issued 879,196 shares of its common stock as collateral for the loan. The collateral will be returned to the Company on the payback date of the loan..

7.       Subsequent Event

On October 3, 2012, the Company issued 28,092 shares of preferred stock to the Chairman of the Company in exchange of the same amount of shares of its common stock.

VIKING INVESTMENTS GROUP, INC.

(FORMERLY SINOCUBATE, INC.)

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

On November 25, 2011, and on December 12, 2011, the Company entered into Letter of Intents with two new Chinese companies located in Beijing and Shanghai to provide those companies with consulting and general business development services, including consultation regarding potential stock listings through reverse mergers in the United States and other investments.  The Beijing client operates over 100 retail stores selling women’s underwear.  In addition to adding up to 200 more stores in the next two years, the client plans to establish a comprehensive online presence.  The Shanghai client, a restaurant and tea house company, operates close to 130 stores in Shanghai and the Hunan province.  The client plans to add 50 more stores per year during the next three years and to build a central kitchen serving 300 stores.   On January 18, 2012, the Company signed an engagement letter with a Chinese client located in the Zhejiang Province to provide consulting and general business services, including consultation regarding potential stock listings through a reverse merger in the United States.  This client is in the apparel business and owns 3 clothing factories, several name brands and operates multiple retail stores in China, and exports some of its products to foreign countries.  The client plans to increase its production facility, establish a comprehensive online presence and increase its retail chain in China..

The Company has passed the stage as a development stage company in the 3rd quarter 2012.

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

Three months ended September 30, 2012 compared to the three months ended September 30, 2011

Liquidity and Capital Resources

At September 30, 2012 and September 30, 2011, the Company respectively had $933 and $100 cash holding.  On August 2, 2011, effective as of April 1, 2011, Viking Delaware advanced and paid all third party costs for the Company as needed, but the Company has an obligation to reimburse Viking Delaware at a later stage upon demand from Viking Delaware.  As of August 29, 2011, Viking Delaware’s rights and obligations are transferred to Viking Nevis.

Revenue

The Company had no revenue prior to this quarter. The Company received $47,070 (RMB 300,000) on July 7, 2012 as payment from a client for the preliminary auditing services the Company rendered to them, which was recorded as revenue.

Expenses

The operating expenses increased by $110,221 to $134,041 in the three months period ended September 30, 2012 from $23,820 in the corresponding period in 2011. The increase was mainly due to employee salaries, interest expenses, professional fees and other administrative expenses. The salary expenses increased from $0 to $68,928 in the three months period ended September 30, 2012 comparing to the corresponding period in 2011.  For the three months ended September 30, 2012, the salary expenses to management and the shareholders who holds more than 5% shares of the company is 45,000.

Net Loss

The Company incurred a net loss of $86,971 during the three months ended September 30, 2012 compared with net loss of $23,820 for September 30, 2011.  The increase in net loss was mainly due to the increase of employee salaries, professional fees and other administrative expenses in the current three months period ended September 30, 2012 compared to the same period of 2011.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

Liquidity and Capital Resources

At September 30, 2012 and September 30, 2011, the Company respectively had US$933 and US$0 cash holding.  On August 2, 2011, effective as of April 1, 2011, Viking Delaware advanced and paid all third party costs for the Company as needed, but the Company has an obligation to reimburse Viking Delaware at a later stage upon demand from Viking Delaware.  As of August 29, 2011, Viking Delaware’s rights and obligations are transferred to Viking Nevis.

Revenue

The Company had no revenue prior to this quarter. The Company received $47,070 (RMB 300,000) on July 7, 2012 as payment from a client for the preliminary auditing services the Company rendered to them, which was recorded as revenue.

Expenses

The operating expenses increased by $320,743 to $353,313 in the nine months period ended September 30, 2012 from 32,570 to the corresponding period in 2011. The increase was mainly due to increased employee salaries, professional fees, interest expenses and other administrative expenses. The salary expenses increased from $0 to $199,196 in the nine  months period ended September 30, 2012 comparing to the corresponding period in 2011.  For the nine months ended September 30, 2012, the salary expenses to management and the shareholders who holds more than 5% shares of the company is $ 135,000.

Net Loss

The Company incurred a net loss of $306,216 during the nine months ended September 30, 2012 compared with net loss of $32,570 for September 30, 2011.   The increase in net loss was mainly due to the increase of employee salaries, professional fees and other administrative expenses in the current nine months period ended September 30, 2012 compared to the same period of 2011.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012 have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Registered Name	Date of issuance	Number of Shares	Restricted or Free Trading	Cost Basis / Price per Share ($)

Jiyun Ge	July 10, 2012	25,000	Restricted	0.08

Zhenghao Tang	July 10, 2012	25,000	Restricted	0.08

Tejesh Srivastav	July 10, 2012	25,000	Restricted	0.08

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

VIKING INVESTMENTS GROUP, INC. (FORMERLY SINOCUBATE, INC.)
(Registrant)

Date: November 19, 2012	By:	/s/ Tom Simeo
Chief Executive Officer, Director and Treasurer