Form 10-K
period 2012-12-31
VIKING INVESTMENTS GROUP, INC.
filed 2013-04-18
CIK 1102432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-29219

VIKING INVESTMENTS GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0199508
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

138 Pinxinguan Road, Suite 906
Shanghai, China 200070
 (Address of principal executive offices)

+86 (21) 6034 0015
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
Yes ☐    No ☒

As of December 31, 2012, the aggregate market value of the shares of the Registrant’s common equity held by non-affiliates was approximately $1,087,920.75. Shares of the Registrant’s common stock held by each executive officer and director and each by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding as of December 31, 2012 was 24,683,285.

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

The Registrant, Viking Investments Group, Inc., is sometimes referred to hereinafter as “Viking Investments” or the “Company.” The Company was incorporated under the laws of the State of Florida on May 3, 1989 as Sparta Ventures Corp. and remained inactive until June 27, 1998. The name of the Company was changed to Thermal Ablation Technologies Corporation on October 8, 1998 and then to Poker.com, Inc. on August 10, 1999. On September 15, 2003, the Company changed its name to LegalPlay Entertainment Inc. and on November 8, 2006, the name of the Company was changed to Synthenol Inc. Effective November 3, 2008, the Company merged with and into a wholly-owned subsidiary, SinoCubate, Inc., which remained the surviving entity of the merger. SinoCubate, Inc. was formed in the State of Nevada on September 11, 2008. The merger resulted in a change of name of the Company from Synthenol Inc. to SinoCubate, Inc. and a change in the state of incorporation of the Company from Florida to Nevada. On June 13, 2012, the Company changed its name to Viking Investments Group, Inc., and effective July 16, 2012, The Financial Industry Regulatory Authority (“FINRA”) approved this name change, and the Company’s ticker symbol was changed to “VKIN.”

The Company’s current business plan is to provide incubate resources and services to support the successful development of late stage, non-publicly-listed companies based in the United States and emerging growth countries with the ultimate goal and endeavor for them to become publicly listed in the United States. This incubate service includes professional advisory services before and after financing, board member services, accounting, pre-audit and CFO services, corporate governance advice and general corporate management advisory services to entrepreneurs and their advisers in consideration for a fee, comprised of either cash or equity, or a combination of both (hereinafter referred to as a “Transaction” or plural “Transactions”). It is believed that successful completion of a business incubation program increases the likelihood that a company will stay in business for the long term. Viking Investments is neither an underwriter as the term is defined in Section 2(a)(11) of the Securities Act of 1933, nor an investment company pursuant to the Investment Company Act of 1940. Viking Investments is not an investment adviser pursuant to the Investment Advisers Act of 1940. Viking Investments is not registered with FINRA or SIPC. Previously, Viking Investments’s business plan had been focused on investigating and then, if deemed economically feasible, entering into contractual arrangements with entities that would have enabled Viking Investments to either purchase outright the assets and and/or business operations of such entities or to enter into business arrangements, such as joint ventures or similar other combinations with those entities.

On November 25, 2011, and on December 12, 2011, the Company entered into binding Letter of Intents with two Chinese clients located in Beijing and Shanghai to provide those clients consulting and general business development services, including consultation regarding potential stock listings through reverse mergers in the United States. The Company believes that the Beijing client operates over 100 retail stores selling women’s underwear and plans to, in addition to adding up to 200 more stores in the next two years, establish a comprehensive online presence. It is believed that the Shanghai client, a restaurant and tea house company, operates close to 130 stores in Shanghai and the Hunan province and that the client plans to add 50 more stores per year during the next three years and build a central kitchen serving 300 stores. Upon completion of a public listing in the United States, the Company would own a stake in both of those clients.

On January 18, 2012, the Company signed an engagement letter with a new Chinese client located in Zhejiang Province to provide consulting and general business services, including consultation regarding potential stock listings via through a reverse merger in the United States. This client is in the apparel business, and the Company believes that that client owns 3 clothing factories, several name brands and operates multiple retail stores in China, and exports some of its products to Russia, the United States, and other foreign countries. The client plans to increase its production facility, establish a comprehensive online presence and increase its retail chain in China, and to establish retail stores in the United States. Upon completion of a listing in the United States, the Company would own a stake in this client.

During the third quarter of 2012, the Company began developing a new comprehensive Internet-based classified- business website, targeting the Chinese market B2B and b2C segments, to be further incubated and developed in accordance with the Company’s current plan of operations. The Company anticipates launching this project during the second quarter of 2013.

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

Conflicts of Interest

Certain conflicts of interest may exist between the Company and its Chief Executive Officer and Chairman, Tom Simeo, and its majority shareholder, Viking Investments Group, LLC, a company organized under the laws of the Federation of St. Kitts and Nevis (“Viking Nevis”). Tom Simeo is also the principal officer of Viking Nevis. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to the Company. See “Certain Relationships and Related Transactions.”

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

Lack of Operating History

Even though providing incubate services is an area that the Company’s CEO is experienced in, the Company has only recently refocused its efforts on providing incubate services to Chinese companies. Due to the special risks inherent in the implementation of a new business emphasis and plan, the Company must be regarded as a new or start-up venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

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

Employees

The Company, through its wholly owned subsidiary, Viking Investments Group, LLC, a Delaware limited liability company (“Viking Delaware”), employs approximately 10 people involved in business development, business analysis, financial consulting, web programming and designing, execution and support of the Company’s business.

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

The Company leases approximately 200 square meters of office space at 138 Pinxingguan Road, 9th Floor, Shanghai, China, where it operates its emerging market incubation and consulting business.

Item 3.	Legal Proceedings

As of December 31, 2012, the Company was not a party to any pending or threatened legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no "established trading market" for shares of the Company’s common stock. As of December 31, 2012, the Company’s common stock was quoted on OTCMarkets at the “Pink” level under the symbol "VKIN." No assurance can be given that any "established trading market" for the Company’s common stock will develop or be maintained.

The range of high and low closing bid quotations for the Company’s common stock during each quarter of the calendar years ended December 31 2012 and 2011, is shown below, as quoted by http://finance.yahoo.com. Prices are inter-dealer quotations, without retail mark-up, markdown or commissions and may not represent actual transactions.

Stock Quotations

Quarter Ended	High Bid	Low Bid
March 31, 2011	0.40	0.40
June 30, 2011	0.45	0.45
September 30, 2011	0.40	0.40
December 31, 2011	0.40	0.40
March 31, 2012	0.07	0.07
June 30, 2012	0.08	0.08
September 30, 2012	0.15	0.05
December 31, 2012	0.25	0.25

The future sale of the Company’s presently outstanding "unregistered" and "restricted" common stock by present members of management and persons who own more than five percent of the Company’s outstanding voting securities may have an adverse effect on any "established trading market" that may develop in the shares of the Company’s common stock.

Holders

As of December 31, 2012, the Company had 50 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The Company does not know the beneficial owners of such shares.

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

PLAN OF OPERATIONS

Overview

The Company’s current business plan is to provide incubate resources and services to support the successful development of late stage, non-publicly-listed companies based in the United States and emerging growth countries with the ultimate goal and endeavor for them to become publicly listed in the United States. These incubate services include professional advisory services before and after financing, board member services, accounting, pre-audit and CFO services, corporate governance advice and general corporate management advisory services to entrepreneurs and their advisers in consideration for a fee, comprised of either cash or equity, or a combination of both (hereinafter referred to as a “Transaction” or plural “Transactions”). It is believed that successful completion of a business incubation program increases the likelihood that a company will stay in business for the long term. The Company is neither an underwriter as the term is defined in Section 2(a)(11) of the Securities Act of 1933. The Company is not an investment company pursuant to the Investment Company Act of 1940. The Company is not an investment adviser pursuant to the Investment Advisers Act of 1940 nor is it registered with FINRA or SIPC.

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

Liquidity and Capital Resources

At December 31, 2012 the Company had working capital deficiency of US$ 80,891

At December 31, 2012, the Company had a holding of 566,813 shares of China Wood, with the open market bid price at December 31, 2012 of US$4 per share with an aggregate value of approximately US$2,267,252. The stock is currently illiquid, and the Company has valued the stock based on a combination of the following: (1) the recently quoted prices of the stock, (2) a third-party guarantee by China Wood’s Chairman, Zhikang Li, to locate a buyer for the stock at the average three-month closing bid price for the stock, and (3) a guarantee by Viking Nevis to repurchase the China Wood shares at $4.00 per share.

Revenue

The Company had $47,066 in revenues during the year ended December 31, 2012, and no revenues during the year ended December 31, 2011.

Expenses

The operating expenses were $477,914 for the year ended December 31, 2012, compared with $3,637,578 for the corresponding period in 2011. The decrease was mainly due to an impairment loss on long-term investment in 2011 as compared to 2012, and the combined effect of the decrease of rental and wage expenses and the increase of consulting fees for an IT project as the company provided incubation and consulting services to emerging market companies in 2012.

Net Loss

The Company incurred a net loss of $ 429,177 for the year ended December 31, 2012, compared with net loss of $3,637,578 for the year ended December 31, 2011. The decrease in net loss was mainly due to an impairment loss on long-term investment in 2011 as compared to 2012, the generation of revenue in 2012 as compared to 2011, and the combined effect of the decrease of rental and wage expenses.

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
CHARTERED ACCOUNTANTS
LICENSED PUBLIC ACCOUNTANTS
TORONTO • MONTREAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Viking Investments Group, Inc.

We have audited the accompanying consolidated balance sheets of Viking Investments Group, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and, comprehensive loss, cash flows and stockholders' equity for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses and has a deficit accumulated since inception that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also draw your attention to Notes 4 and 10 in the financial statements which indicates that the Company disposed of its major asset subsequent to the year end.

“SCHWARTZ LEVITSKY FELDMAN LLP”

Toronto, Ontario, Canada	Chartered Accountants
April 18, 2013	Licensed Public Accountants

2300 Yonge Street, Suite 1500
Toronto, Ontario M4P 1E4
Tel:  416 785 5353
Fax:  416 785 5663

VIKING INVESTMENTS GROUP, INC.
Consolidated Balance Sheets
(Amounts expressed in US dollars)

	December 31
	2012	2011

ASSETS
Cash	$159,297	$7,946
Other receivables	7,332	718
Total current assets	$166,629	8,664
Long-term Investment (Note 4 and 10)	$2,267,252	2,267,252

TOTAL ASSETS	$2,433,881	$2,275,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payable	$62,641	-
Amount due to director (Note 3)	49,767	-
Short term loan (Note 5 and 10)	79,282	-
Accrued liabilities	55,830	$28,739
TOTAL LIABILITIES	$247,520	$28,739
Going Concern (Note 1)
Related Party Transactions (Note 3)
Subsequent Events (Note 10)

STOCKHOLDERS’ EQUITY
Capital Stock
Series C Voting Preferred stock, $0.001 par value, 5,000,000 shares authorized, 28,092 shares issued and outstanding as of December 31, 2012 and nil shares issued and outstanding as of December 31, 2011 (Note 8)	$28	-

Common stock, $0.001 par value, 100,000,000 shares
authorized and 24,683,285 shares issued and outstanding
as of December 31, 2012, and 18,553,778 shares issued and
outstanding as of December 31, 2011 (Note 8)	24,684	$18,554

Additional Paid-In Capital (Note 8)	8,589,249	8,227,046
Deficit	(6,429,213)	(5,998,423)

Foreign currency translation adjustment	1,613
TOTAL STOCKHOLDERS’ EQUITY	$2,186,361	2,247,177
		-
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,433,881	$2,275,916

The accompanying notes are an integral part of these consolidated financial statements

VIKING INVESTMENTS GROUP, INC.
Consolidated Statements Of Operations And Comprehensive Loss
(Amounts expressed in US dollars)

	For the Year Ended	For the Year Ended
	December 31, 2012	December 31, 2011

Revenue	$47,066	$-
Total general and administrative expenses
Office supplies and miscellaneous expenses	68,635	24,675
Professional fees	167,876	35,739
Rent	23,919	43,676
Wages	205,162	734,902
Total general and administrative expenses	465,592	838,992
Interest Expense	12,322	-
Impairment loss on long-term investment (note 4)		2,798,586
Total Expense	(477,914)	(3,637,578)

Other income	58	14

Loss from continuing operations	(430,790)	(3,637,564)

Foreign currency translation adjustment	1,613	-

Net loss and Comprehensive loss	$(429,177)	$(3,637,564)
	-
Basic and diluted loss per common share	(0.021)	(0.845)
Weighted average number of common
shares outstanding – basic and diluted	20,143,212	4,306,118

The accompanying notes are an integral part of these consolidated financial statements

VIKING INVESTMENTS GROUP, INC.
Consolidated Statement Of Cash Flows
(Amounts expressed in US dollars)

	For the Year Ended	For the Year Ended
	December 31, 2012	December 31, 2011
Cash flows from operating activities:
Net loss	$(430,790)	$(3,637,564)

Expenses and service costs assumed by shareholders	46,850	769,378

Impairment loss on long-term investment (note 4)	-	2,798,586
Changes in non-cash working capital items:
Increase in accrued expenses	27,091	28,739

Increase in other payable	62,641

Increase in other receivables	(1,614)	(718)

Net cash used in operating activities	(295,822)	(41,579)

Cash flows from financing activities:

Proceeds from short term loan	79,282	-
Amount due to director	49,767	-
Proceeds from issuance of common stock	316,511	49,525

Net cash provided by financing activities	445,560	49,525

Effect of exchange rate changes on cash	1,613

Net increase in cash	151,351	7,946

Cash, beginning of year	7,946	-

Cash, ending of year	$159,297	$7,946

Supplemental Cash Flow Information (See Note 6)

The accompanying notes are an integral part of these consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.
Consolidated Statement Of Stockholders' Equity
(Amounts expressed in US dollars)

	Common Shares		Preferred Stock		Additional Paid-in	Accumulated Other Comprehensive		Total Stockholders’
	Number	Amount	Number	Amount	Capital	Income	Deficit	Equity
		$		$	$	$	$	$

Balance at December 31, 2010	995,655	996	-	-	2,359,863	-	(2,360,859)	-
Net Loss	-	-	-	-	-	-	(3,637,564)	(3,637,564)
Expenses assumed by stockholders	-	-	-	-	51,148	-	-	51,148
Issuance of 14,481,420 new shares for exchanging 566,813 shares of the common stock of China Wood (Note 4 and Note 8)	14,481,420	14,481	-	-	5,051,357	-	-	5,065,838
Issuance of new shares for investment from shareholders (Note 8)	263,780	264	-	-	49,261	-	-	49,525
Issuance of new shares to shareholders for expenses assumed (Note 8)	2,812,923	2,813	-	-	715,417	-	-	718,230
Balance at December 31, 2011	18,553,778	18,554	-	-	8,227,046	-	(5,998,423)	2,247,177
Net Loss	-	-	-	-	-	-	(430,790)	(430,790)
Foreign currency translation adjustment	-	-	-	-	-	1,613	-	1,613
Expenses assumed by stockholders	422,778	423	-	-	46,427	-	-	46,850
Issuance for loan collateral	879,196	879	-	-	(879)	-	-	-
Issuance of preferred stock in exchange of the common stock	(28,092)	(28)	28,092	28	-	-	-	-
Issuance of new shares to shareholder	3,205,960	3,206			155,715			158,921
Issuance of new shares to investor	1,649,665	1,650			160,940			162,590
Balance at December 31, 2012	24,683,285	24,684	28,092	28	8,589,249	1,613	(6,429,213)	2,186,361

The accompanying notes are an integral part of these consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)

Note 1	Nature of Business and Going Concern

The Company was incorporated under the laws of the State of Florida on May 3, 1989 as Sparta Ventures Corp. and remained inactive until June 27, 1998. The name of the Company was changed to Thermal Ablation Technologies Corporation on October 8, 1998 and then to Poker.com, Inc. on August 10, 1999. On September 15, 2003, the Company changed its name to Legal Play Entertainment Inc. and on November 8, 2006, the name of the Company was changed to Synthenol Inc. Effective November 3, 2008, the Company merged with and into a wholly-owned subsidiary, SinoCubate, Inc., which remained the surviving entity of the merger. SinoCubate, Inc. was formed in the State of Nevada on September 11, 2008. The merger resulted in a change of name of the Company from Synthenol Inc. to SinoCubate, Inc. and a change in the state of incorporation of the Company from Florida to Nevada. On June 13, 2012, the Company changed its name to Viking Investments Group, Inc., ("Viking Investments" or "the Company") and effective July 16, 2012, the Financial Industry Regulatory Authority (“FINRA”) approved this name change, and the Company’s ticker symbol was changed to “VKIN.”

Beginning in November 2008, the Company sought to enter into contractual arrangements with entities that allow the Company to either purchase outright the assets and/or business operations of such entities or to enter into business arrangements, such as joint ventures or similar combinations with such entities to manage and operate such entities. In 2011, the Company began providing incubation and consulting services to emerging market companies. Commencing from the third quarter of the year 2012, the Company is no longer a development stage enterprise and starts to generate revenue.

The company established a registered representative office in Shanghai City, People’s Republic China (“PRC”) and through which the Company carries out certain permitted activities.

The Company had a net loss of $429,177 and $3,637,578 for the years ended December 31, 2012 and December 31, 2011 respectively. The Company had cash balances in the amount of $159,297 as at December 31, 2012. The Company had a working capital deficiency in the amount of $80,891 as of December 31, 2012. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

Note 2	Summary of Significant Accounting Policies

a)	Consolidated Financial Statements

The financial statements presented herein reflect the consolidated financial results of the Company and its wholly owned subsidiary Viking Delaware, Viking Investments Group LLC, a Delaware Limited Liability Company. All significant intercompany transactions and balances have been eliminated upon consolidation.

VIKING INVESTMENTS GROUP, INC.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)

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

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 820, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for other receivables and accrued liabilities, short term loan, other payable and due to director each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

VIKING INVESTMENTS GROUP, INC.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)

	December 31
	2012		2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash	$159,297	159,297	$7,946	7,946
Other receivables	7,332	7,332	718	718

Financial Liabilities
Short-term loan	79,282	79,282	-	-
Other payable	62,641	62,641	-	-
Amount due to director	49,767	49,767	-	-
Accrued Liabilities	55,830	55,830	28,739	28,739

The Company provides disclosures regarding financial instruments as prescribed by generally accepted accounting principles. These disclosures do not purport to represent the aggregate net fair value of the Company. The long-term investment is impaired and its carrying value is reduced to reflect its fair value based on level 3 inputs. The fair value estimates are based on various assumptions, methodologies, subjective considerations and the Guaranty and Repurchase Agreement entered into between the Company and Viking Nevis, which vary widely among different financial institutions and which are subject to change. (See Note 4)

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

VIKING INVESTMENTS GROUP, INC.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)

g)	Revenue Recognition

Revenues from contracts for consulting services with fees based on time and materials are recognized as the services are performed and amounts are earned in accordance with the Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB No. 104, “Revenue Recognition” (“SAB 104”). The Company considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured. In such contracts, the Company’s efforts, measured by time incurred, typically represent the contractual milestones or output measure, which is the contractual earnings pattern. For consulting contracts with fixed fees, the Company recognizes revenues in accordance with contract terms, and when the services are delivered, price is determinable and the revenue is earned or collectable.

h)	Comprehensive Income

FASB ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. For the fiscal years ended December 31, 2012 and 2011, comprehensive loss was $ (429,177) and $ (3,637,564) respectively.

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

VIKING INVESTMENTS GROUP, INC.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)

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

As December 31, 2012 and 2011, the Company has no trading and held-to-maturity securities. The Company’s long-term investment was classified as available-for-sale.

l)	Foreign currency exchange

An entity's functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which the entity primarily generates and expends cash. Management's judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. Functional currency of the parent company is U.S. Dollar. The reporting currency of the Company is U.S. Dollar, and the functional currency of its PRC operation is RMB. PRC is the primary economic environment in which the Representative Office operates. The reporting currency of these consolidated financial statements is the U.S. Dollar.

VIKING INVESTMENTS GROUP, INC.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)

For financial reporting purposes, the financial statements of the Company's Representative Office which is prepared using the RMB are translated into the Company's reporting currency, the U.S. dollar. Assets and liabilities are translated using the exchange rate at each balance sheet date. Revenue and expenses are translated using average rates prevailing during each reporting period, and shareholders' equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in stockholders' equity.

m)	Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” which provides companies with the option to first assess qualitative factors in determining whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that an indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value. Previously, companies were required to perform the quantitative impairment test at least annually. The new accounting guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not anticipate the adoption of the new accounting guidance to have a significant effect on our financial condition or results of operations.

In Oct 2012, FASB issued ASU 2012-06, Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. In summary, the ASU required post-acquisition date changes in the value of an indemnification asset to be accounted for on the same basis as the change in the underlying asset subject to the indemnification. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted.

In Oct 2012, FASB issued ASU 2012-04, Technical Corrections and Improvements. The amendments in this update cover a wide range of Topics in the accounting standards codification. These amendments include technical corrections and improvements to the accounting standards codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15 2012. The adoption of ASU 2012-04 is not expected to have a material impact on the Company’s financial position or results of operation.

In Aug 2012, the FASB issued ASU2012-03, "Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC SAB No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC update)" in accounting standards update No.2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114 and it becomes effective on date of issuance. The adoption of ASU 2012-03 is not expected to have a material impact on the Company’s financial position or result of operation.

VIKING INVESTMENTS GROUP, INC.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)

In Jan 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities ” The amendments clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented.

In Feb 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ” The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012.

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matter (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity a consensus of the FASB Emerging Issues Task Force” The amendments in this Update are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption.

Note 3	Related Party Transactions

On April 3, 2009, the Company entered into an agreement with Viking Investments Group, LLC, a Delaware limited liability company (“Viking Delaware”) owned by Viking Investments Group, LLC, a company controlled and managed by the Company’s Chairman, Chief Executive Officer and President, Tom Simeo, incorporated under the laws of The Federation of St. Kitts and Nevis, (“Viking Nevis”), providing that effective August 15, 2008, Viking Delaware would pay for any services performed on behalf of the Company by third parties until such time that Viking Delaware (or Viking Nevis) is no longer the majority shareholder of the Company. On August 2, 2011, effective as of April 1, 2011, Viking Delaware agreed to advance and pay all third party costs for the Company as needed, but the Company had an obligation to reimburse Viking Delaware at a later stage upon demand from Viking Delaware. As of August 29, 2011, Viking Delaware’s rights and obligations were transferred to Viking Nevis.

For the year ended December 31, 2011, Viking Delaware (and its parent, Viking Nevis) assumed the rental, wages, professional service fee, and other office expenses in the aggregate amount of $769,378. For the year ended December 31, 2012, Viking Nevis assumed the rental, wages, professional service fee, and other office expenses of the Company in the aggregate amount of $46,850.

VIKING INVESTMENTS GROUP, INC.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)

On June 29, 2011, and on August 29, 2011, Viking Nevis sold 100,000 and 466,813 shares respectively of China Wood, Inc., publicly listed in the United States with the ticker “CNWD”, (the “China Wood Shares”) owned by Viking Nevis, in exchange for 1,912,000 and 12,569,420 newly issued restricted shares of Viking Investments respectively (the Viking Investments Shares”). By August 29, 2011, Viking Nevis completed the purchase of the China Wood Shares by having delivered a total of 566,813 shares of common stock in China Wood, Inc. to the Company. The China Wood Shares were registered in a Form S-1 Registration Statement declared effective by the SEC on April 7, 2011. The China Wood Shares are subject to a “Leak-Out Provision” whereby only a certain amount of shares can be sold per month up and until the first anniversary of the effective day of the aforementioned registration statement, (April 7, 2012). In determining the fair value of the shares, the Company and Viking Nevis, agreed to use, where applicable, the closing bid price for the most recent trading days prior to the closing day of the transactions. (See Notes 4 and 10).

On November 16, 2012, Viking Nevis purchased 3,205,960 restricted shares of common stock of the Company for an aggregate purchase price of $158,921. The purchase price has been paid, and the shares were issued on December 27, 2012.

At December 31, 2012, the Company owed Tom Simeo $49,767 for accrued payroll, after paying him $30,229 as a portion of his 2012 salary of $135,000. During the fiscal year ending December 31, 2012, the Company also advanced Mr. Simeo $55,004 to cover Company expenses.

Amount due to Director:

Balance December 31, 2011	$-

Add: 2012 Accrued payroll	135,000
Less 2012 Payments	(30,229)
Less 2012 Advance to director	(55,004)

Balance December 31, 2012	$49,767

Note 4.	Long-term investment

	December 31,	December 31,
	2012	2011
	$	$
Shares of Common Stock in China Wood Inc.	5,065,838	5,065,838
Impairment loss	(2,798,586)	(2,798,586)
Net value	2,267,252	2,267,252

VIKING INVESTMENTS GROUP, INC.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)

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

The China Wood Shares were registered in a Form S-1 Registration Statement declared effective by the SEC on April 7, 2011. The China Wood Shares were subject to a “Leak-Out Provision” whereby only a certain amount of shares could be sold per month up and until the first anniversary of the effective day of the aforementioned registration statement, on April 7, 2012. Accordingly, the Company classified its holdings in these securities as available-for-sale securities. The Company records the investment at fair value. The stock is currently illiquid, and the management estimates and anticipates a fair market price per share of US$4.00. Such estimate is based on Viking Nevis’ Guaranty and Repurchase Agreement that Viking Nevis agreed to repurchase all 566,813 shares of China Wood for US$4.00 per share if the 45-day volume-weighted average price of the shares of China Wood equaled US4.00 per share or less (see Note 10). The company recognized an impairment loss of $2,798,586 based on the estimated $4.00 price per share and charged the impairment loss to net income in 2011.

Note 5.	Short-term Loan

On March 22, 2012, the Company entered into a six-month loan agreement with a third party for the amount of $79,282 (RMB500,000 equivalents) with collateral of 879,196 common shares of the company provided to the third party. The loan was repayable on September 20, 2012. The due date of the loan was extended and was settled on January 10, 2013, and the collateral was returned to the Company accordingly.

Note 6.	Supplemental Cash Flow Information

	Years ended
	December 31,
	2012	2011
Cash paid for:
Interest	$12,322	$—
Income taxes (recovery)	$—	$—
Non-Cash transaction:
Common shares issued to settle notes payable	$—	$—
Common shares issued but not paid for	$5,000	$—
Expenses paid by principal stockholders	$46,850	$769,378

VIKING INVESTMENTS GROUP, INC.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)

Note 7.	Income Tax

a)	Current income tax The income tax expense is reconciled as below:

	2012	2011
Net Loss	$430,790	$3,637,564
Statutory tax rate	35%	35%
Income Tax at Statutory tax rate	150,777	1,273,147
Non-deductible expenses	(16,398)	(1,230,886)
Change in valuation allowance	(134,379)	(42,262)
Total tax expenses	-	-

The Company accounts for income taxes under ASC 740. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is "more likely than not" that some component or all of the benefits of deferred tax assets will not be realized.

No provision for income taxes has been provided in these consolidated financial statements due to the net loss for the years ended December 31, 2012 and 2011. The net operating loss will expire at various times to December 31, 2031.

b)	Deferred tax

	2012	2011

Non-capital losses carried forward	$2,205,282	$1,821,342
Statutory tax rate	35%	35%
Income Tax at Statutory tax rate	771,849	637,470
Valuation allowance	(771,849)	(637,470)

VIKING INVESTMENTS GROUP, INC.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)

Note 8.	Capital Stock and Additional Paid-in Capital

	December 31, 2012 Number of shares			December 31, 2011 Number of shares
	Authorized	Outstanding	Amount	Authorized	Outstanding	Amount
			$			$
Capital Stock

Preferred stock, $0.001 par value	5,000,000	28,092	28	5,000,000	-	-
Common stock, $0.001 par value	100,000,000	24,683,285	23,805	100,000,000	18,553,778	18,554
Additional Paid-in Capital			8,590,128			8,227,046

(a)	Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value $.001 per share.

On October 3, 2012, the Company issued 28,092 shares of preferred stock to the Chairman of the Company in exchange for the return the equal amount of shares of common stock, owned by the Chairman, deposited in a brokerage account, to the Company for cancellation. As of April 15, 2013, the Company’s transfer agent has still not received the 28,092 shares of common stock for cancellation, although the Chairman has acknowledged his unconditional obligation to return the 28,092 shares of common stock to the Company and has arranged for his brokerage firm to do so. Thus the 28,092 shares of common stock to be cancelled are shown as no longer issued and outstanding as of December 31, 2012, while the 28,092 shares of preferred stock are shown as issued and outstanding. Neither the common stock, nor the preferred shares were assessed any value.

Each share of such Preferred Stock shall have a par value of $0.001 per share.

VIKING INVESTMENTS GROUP, INC.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)

Each share of Preferred Stock shall entitle the holder thereof to two thousand (2,000) votes on all matters submitted to a vote of the stockholders of the Corporation. In the event the Corporation shall at any time on or after the date that Preferred Stock has been issued (“Distribution Date) declare or pay any dividend on Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock) into a greater or lesser number of shares of Common Stock, then in each such case the number of votes per share to which holders of shares of Preferred Stock were entitled immediately prior to such event shall be adjusted by multiplying such number by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

Each share of Preferred Stock shall be convertible, at the option of the holder thereof, at any time after the date of issuance of such share, at the office of the Corporation or any transfer agent for such stock, into one share of fully paid and non-assessable Common Stock (the “Conversion Rate").

(b)	Common Stock

On March 20, 2012, the Company issued 45,000 shares of its common stock to its consultants in consideration for consulting services rendered for a fair value of $0.18 per share.

On March 20, 2012, the Company issued 25,000 shares of its common stock to Howard Lee in consideration of salary.

On March 22, 2012, the Company has entered into a six-month loan agreement with a third party for the amount of $79,282 (RMB500,000 equivalents) repayable on September 20, 2012. A total of 879,196 common shares of the Company was issued as collateral that would be returned to the Company upon repayment of the loan. The due date of the loan was extended and was settled on Jan 10, 2013. (See Note 5)

On July 10, 2012, the Company issued 25,000 restricted shares of its common stock to each of Jiyun Ge, Tejesh Srivastav and Townsend Tang in consideration for becoming members of the Board of Directors of the Company at a fair value of $0.08 per share.

On July 10, 2012, the Company authorized and approved the issuance of 277,778 free trading shares of common stock to David Rees for the provision of $30,000 in legal services rendered to the Company, at a fair value of $0.108 per share.

On November 16, 2012, the Company sold 3,205,960 restricted shares of common stock to Viking Investments Group LLC, the parent company of Viking Investments Group, Inc., at fair value of $0.05 per share.

During the year, the Company sold 1,649,665 restricted shares of common stock to third parties at a fair value of $0.10 per share.

On June 29, 2011 and August 29, 2011, the Company issued 1,912,000 and 12,569,420 shares of common stock, par value $0.001 per share respectively, to Viking Nevis, to exchange for common shares 100,000 and 466,813 common shares of China Wood, Inc., which is publicly listed in the United States with the ticker “CNWD”, (the “China Wood Shares”) owned by Viking Nevis.

VIKING INVESTMENTS GROUP, INC.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)

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

Assumption used to estimate the fair value of stock warrants on the granted date is as follows:

Issuance Date	Expected volatility	Risk-free rate	Expected term (years)	Dividend yield
December 16, 2009	204.70%	0.11%	3	0.00%

In 2011, the Company cancelled all options and warrants issued in 2009. The Company did not issue any stock options or warrants during 2012.

Note 9.	Risk Management

The Company is exposed to financial risks due to the nature of its business and the financial assets it holds. A summary of the Company’s risk exposures as it relates to financial instruments are reflected below:

(a)	Market risk

Market risk is the risk that the fair value from a financial instrument will fluctuate because of changes inmarket prices. The Company will be exposed to potential losses if the price of the long-term investment ithold decreases.

VIKING INVESTMENTS GROUP, INC.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)

(b)	Liquidity risk

The Company manages liquidity risk by maintaining sufficient cash balances to meet operation expense requirement in additional to expenses assumed by majority shareholders.

(c)	Credit Risk

Credit risk also arises from cash and deposits with banks and financial institutions. To minimize the credit risk the Company places these instruments with a high credit quality financial institution.

Note 10.	Subsequent Events

On March 22, 2012, the Company entered into a six-month loan agreement with a third party for the amount of $79,282 (RMB500,000 equivalents) repayable on September 20, 2012. The due date of the loan was extended and was settled on Jan 10, 2013, and the collateral for the loan, 879,196 shares of the Company’s common stock which was issued to the creditor and reflected as issued and outstanding as of December 31, 2012, was returned to the Company in January of 2013 for cancellation, and such shares were subsequently no longer issued and outstanding.

On April 11, 2012, Viking Investments Group, LLC (Nevis) guaranteed that the price of the 566,813 shares of China Wood Inc., publicly listed in the United States with the ticker symbol “CNWD” (the “China Wood Shares”), that it had previously sold to the Company would not be less than $4.00 per share, and agreed to repurchase the China Wood Shares by tendering shares of common stock of Buyer owned by Guarantor to Buyer if the 45-day volume weighted average price (“VWAP”) of the China Wood Shares is equal to or less than US$4.00 per share. As the 45-day VWAP of the China Wood Shares has been $4.00/share since the fourth quarter of 2012, the Company demanded Viking Investments Group, LLC repurchase the China Wood Shares, and in a written repurchase agreement executed on April 15, 2013 by both parties, it agreed to do so by returning 7,472,093 shares of the Company’s common stock to the Company for cancellation.

On January 20, 2013, the Company entered into a two year contract to lease an approximately 200 square meter office facility in Shanghai, China for RMB 15,600 (approximately $2,500 per month) including a management fee. The total rental commitment for the two years is RMB 374,400 (approximately $60,000).

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

As of December 31, 2012, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of the Company’s internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

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

(a)	Disclosure Controls and Procedures; Changes in Internal Control Over Financial Reporting

Management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2012. Based on this evaluation, Management concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2012.

(b)	Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. Based on this assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was not effective based on those criteria.

To remediate our internal control weaknesses, management intends to implement the following measures:

●	The Company will add sufficient number of independent directors to the board and appoint an audit committee.

●	The Company will add sufficient knowledgeable accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

●	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

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

There was no change in our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers

The name of the officers and directors of the Company as of December 31, 2012, as well as certain information about them are set forth below:

Name	Age	Position
Tom Simeo	59	Director/CEO/Treasurer
Dr. Wei-Wei Zhang	56	Director
Jiyun Ge	37	Director/CFO*
Townsend Tang	36	Director**
Tejesh Srivastav	58	Director**
Guangfeng Yang	37	Director/CFO*

* On February 7, 2013, Ms. Jiyun Ge resigned as the chief financial officer of the Company and member of the Board of Directors of the Company, and Ms. Guangfang “Cecile” Yang was appointed as the chief financial officer of the Company and elected to the Board of Directors of the Company.

**On July 10, 2012, Mr. Townsend Tang and Mr. Tejesh Srivastav were elected to the Board of Directors of the Company.

Background of Officers and Directors

Tom Simeo
Mr. Simeo has been the Company’s chief executive officer and a director since August 15, 2008, when Viking Investments Group LLC acquired control of the Company. Mr. Simeo has been the chairman of the board of directors of the Company since August 2008. Mr. Simeo, a corporate lawyer and investment banker, is the founder and managing partner of Viking Investments Group, LLC, the Company’s subsidiary and a Delaware limited liability company established in 1993. Between 1990 and 1993, Mr. Simeo advised on the financing and private acquisition of state owned companies in former Soviet Bloc countries. During the years of 1993 through 2004, Mr. Simeo initiated, advised and helped structure investments in United States to foreign private and publicly listed companies. From early 1980's through 1990, Mr. Simeo was a practicing lawyer in Sweden. Mr. Simeo is a graduate Jur. kand. (American LLM equivalent) from the University of Lund, Sweden. Mr. Simeo also studied law at Stockholm University and International Economy at Uppsala University in Sweden. Mr. Simeo is not a director of any other public company.

Dr. Wei-Wei Zhang
Dr. Zhang was elected to the Board of Directors on August 26, 2011. Dr. Zhang obtained his M.D. degree in 1982 and M.S. of Toxicology in 1985 from Zhejiang University in China. He came to the United States 1986 in pursuit of PhD in molecular biology. After he acquired his PhD degree in 1989, Dr. Zhang fulfilled his postdoctoral and junior faculty training by 1992 in gene manipulation and transfer at Baylor College of Medicine, Houston Texas, USA.

Dr. Zhang is an entrepreneur, resource placement, business developer, and corporate executive, with enduring records of technology innovation, strategic partnering, product commercialization, financing, and venture management from startup to public listing in the biosciences and the Sino-American transactions.

Dr. Zhang, is currently the CEO of Burrill Adventin Capital Management Ltd., founded in 2011. Dr. Zhang has founded and co-founded 8 biotechnology companies (Introgen Therapeutics Inc., Shenzhen SiBiono, GenStar Therapeutics, GenWay Biotech, Zhuhai Bioinforbody, Adventin Inc., Acrotics and eBioCenter Corporations) and established two corporate and academic R&D units. With 20+ years of biopharma R&D, business development, and marketing/sales experience, Dr. Zhang held CSO and CEO positions in those companies. Dr. Zhang has completed several successful cases in fund-raising, project financing, strategic partnering, private equity investments, through interactions with angel, venture capital, investment banks, governmental funds, and security exchanges.

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

Jiyun Ge
Effective March 29, 2012, Ms. Jiyun Ge was appointed as the chief financial officer of the Company and elected to the Board of Directors of the Company.

Ms. Ge brought to the Company more than ten years of general accounting, taxation and auditing experience both in China and the U.S. Before joining Viking Investments, Ms. Ge was the account supervisor with The Oilgear Company in Shanghai, responsible for the total financial operation, including but not limited to the conversion of local statutory accounts in P.R. China to US GAAP, and the various filings as required.

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

Ms. Ge received her Master of Science in Business (Major in Accounting) from the University of Maryland (College Park), her Bachelor of Fine Art (Major in Accounting) from the University of St. Thomas (Houston, TX), and her Associates Degree (Major in Accounting) from Chongqing University (P.R. China). Ms. Ge is CPA-certified in the state of Colorado and a member of AICPA, as well as a member of The Institute of Internal Auditors (IIA).

On February 7, 2013, Ms. Jiyun Ge resigned as the chief financial officer of the Company and member of the Board of Directors of the Company.

Guangfang “Cecile” Yang
On February 7, 2013, Ms. Yang was appointed as the chief financial officer of the Company and was elected to the Board of Directors of the Company.

Ms. Yang brings to the Company 15 years of general accounting and auditing experience, auditing private and publicly held companies in China, the United Kingdom and the United States.

Most recently before joining the Company, Ms. Yang was from 2009, director of finance and administration for the Grassroots Community Association where she was the financial controller for 5 major projects and the executive body of the association, responsible for cash flow forecast and management and budget control. Ms. Yang was also in charge of overseeing the fund-raising process and managing sponsor relationships. From 2007- 2009, Ms. Yang was a Senior Manager for Acquisition Audits with Moores Rowland CEC, where she among other things, led the acquisition audit team for Sinolog Logistic Group, a company consisting of six entities headquartered in Singapore. Ms. Yang was also an annual auditor for Acer during that time.

From 1998-2006, Ms. Yang was with KPMG where she held various positions, from auditor to manager. While Ms. Yang initially held a position as an auditor, she later led a field audit with multiple team members and later became an audit team member for middle- to large-size audit projects. She coordinated auditing for the Sinopec IPO, and worked in various capacities on the China Mobil IPO and annual audit as well as the China Constructional Bank and CITIC Bank IPO’s.

Ms. Yang graduated from Hult International Business School, UK, London, from the MBA Executive Track Program. Ms. Yang also graduated from Fudan University, Shanghai, China with a bachelor degree, major in International Finance.

Townsend Tang
On July 10, 2012, Mr. Townsend Tang was elected to the Board of Directors of the Company. Mr. Townsend Tang, a seasoned executive and entrepreneur, has more than 10 years of experience in the finance industry in China, including Venture Capital, Private Equity, Mergers and Acquisitions, Initial Public Offerings and Private Investments in Public Equity, and various forms of debt financing. Before joining the Company, Mr. Tang was from 2007, a partner and managing director with Beijing Capital Fund Management Co., Ltd, Beijing, where he was instrumental in raising RMB100 million, plus additional debt and equity financings for a number of the firm’s clients. Between the years of 2001 to 2006, Mr. Tang owned and managed Ou Shang Investments, Co., Ltd., a financing consultant firm focused on assisting various domestic Chinese and South East Asian companies to obtain debt and equity financing, ranging from RMB10 million to RMB100 million to a total of 13 clients, of which three clients obtained a listing in A Market, Shanghai.

Mr. Tang graduated from Nanjing Industry University where he received an MBA. Mr. Tang also holds a Chinese securities business qualification certificate.

Tejesh Srivastav
On July 10, 2012, Mr. Tejesh Srivastav was elected to the Board of Directors of the Company. Mr. Tejesh Srivastav is an experienced investment banker, and has 25 years of experience in audit, consulting, distribution and technology in the United States and India. Before joining the Company, Mr. Srivastav was from 2005, a managing director with Viking Investments Group in India, where he started Viking’s operations in India. Between the years of 1994 to 2005, Mr. Srivastav was the founder and chief executive officer of Internet For U, Inc, an internet service provider.

Mr. Srivastav received his MBA from Cornell University. Mr. Srivastav is also a Chartered Accountant in India and a member of the Institute of Chartered Accountants of India.

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

Summary Compensation Table— Fiscal Years Ended December 31, 2012 and 2011

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tom Simeo	2012	135,000	0	0	0	0	0	0	135,000
	2011	0	0	540,000	0	0	0	0	540,000

We-Wei	2012	0	0	0	0	0	0	0	0
Zhang (1)	2011	0	0	6,250		0	0	0	6,250

Gordon	2012	0	0	0	0	0	0	0	0
SanFu Lin (2)	2011	0	0	6,250		0	0	0	6,250

Jiyun Ge (3)	2012	15,634	0	2,000		0	0	0	17,634

Narrative to Summary Compensation Table

1.	In conjunction with Dr. Wei-We Zhang becoming a director of the Company on August 26, 2011, he was issued 25,000 restricted shares of common stock.

2.	In conjunction with Mr. Gordon SanFu Lin becoming a director on October 20, 2011, he was issued 25,000 restricted shares of common stock.

3.	In conjunction with Ms. Ge becoming a director on March 29, 2012, she was issued 25,000 restricted shares of common stock.

Compensation of Directors

Directors of the Company may be reimbursed for any out-of-pocket expenses incurred by them for each regular or special meeting attendance. The Company presently has no pension, health, annuity, insurance or profit sharing plans.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2012, the Company did not maintain an equity incentive plan or other plan, including but not limited to bonus, deferred compensation or retirement plan under which the Company’s securities may be issued to its named executive officers as compensation.

Employment Agreements

The company employs indirectly through its subsidiary Viking Delaware approximately 8–12 people annually. Except for its directors, no person has entered into any employment or similar agreement directly with the Company and it is not anticipated that the Company will enter into any employment or similar agreement with the Company.

Compensation of Directors

The directors of the Company were compensated as such during the fiscal year ended December 31, 2011 and December 31, 2012, respectively, as follows:

Name	2011 Compensation		2012 Compensation

Tom Simeo	$540,000	(1)	$0
We-Wei Zhang	$6,250	(2)	$0
Gordon SanFu Lin	$6,250	(3)	$0
Jiyun Ge	$0		$2,000	(4)
Townsend Tang	$0		$2,000	(5)
Tejesh Srivastav	$0		$2,000	(6)

1.	2,160,000 shares of common stock in 2011.

2.	25,000 shares of common stock. See Narrative to Executive Compensation Table above for more information.

3.	25,000 shares of common stock. See Narrative to Executive Compensation Table above for more information.
4.	25,000 shares of common stock. See Narrative to Executive Compensation Table above for more information.

5.	In conjunction with Mr. Tang becoming a director on July 10, 2012, he was granted 25,000 of common stock.

6.	In conjunction with Mr. Srivastav becoming a director on July 10, 2012, he was granted 25,000 of common stock.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of the Company’s common stock (and preferred stock) as of December 31, 2012 (i) by each person who is known by us to beneficially own more than 5% of the Company’s common stock; (ii) by each of its officers and directors as of such date; and (iii) by all of its officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of the Company.

Title of Class	Name & Address of Beneficial Owners	Amount & Nature of Beneficial Ownership (1)	Percent of Class (2)

Common Stock, $0.001 par value	Viking Investments Group, LLC (Nevis)	16,294,719	66.0%
Common Stock, $0.001 par value	Shenlin Xu	2,000,575	8.1%
Common Stock, $0.001 par value	Tom Simeo	1,965,000	8.0%
Series C Preferred Stock, $0.001 par value	Tom Simeo	28,092	100%
Common Stock, $0.001 par value	Dr. Wei-Wei Zhang	25,000	* %
Common Stock, $0.001 par value	Tejesh Srivastav	25,000	* %
Common Stock, $0.001 par value	Townsend Tang	25,000	* %
Common Stock, $0.001 par value	Jiyun Ge	25,000	* %
Common Stock, $0.001 par value	All officers and directors as a Group	18,359,791	74.4%
_______________
*Less than 1%

1.
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of the Company’s common stock.  Tom Simeo has sole voting power over the shares owned by Viking Investments Group, LLC (Nevis).

2.
As of December 31, 2012, a total of 24,683,285 shares of the Company’s common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator. On October 3, 2012, the Company issued 28,092 shares of preferred stock to the Chairman of the Company in exchange for the return the equal amount of shares of common stock, owned by the Chairman and deposited in a brokerage account, to the Company for cancellation. As of April 15, 2013, the Company’s transfer agent had still not received the 28,092 shares of common stock for cancellation, although the Chairman acknowledged his unconditional obligation to return the 28,092 shares of common stock to the Company and has arranged for his brokerage to do so. Thus the 28,092 shares of common stock which the Chairman is returning to the Company are considered as no longer issued and outstanding as of December 31, 2012, while the 28,092 shares of preferred stock are issued and outstanding as of that date.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of the Company securities, which may result in a change of control of the Company.

Item 13.	Certain Relationships and Related Transactions

Related Transactions

On April 3, 2009, the Company entered into an agreement with Viking Investments Group, LLC, a Delaware limited liability company (“Viking Delaware”) owned by Viking Investments Group, LLC, a company controlled and managed by the Company’s Chairman, Chief Executive Officer and President, Tom Simeo, incorporated under the laws of The Federation of St. Kitts and Nevis, (“Viking Nevis”), providing that effective August 15, 2008, Viking Delaware would pay for any services performed on behalf of the Company by third parties until such time that Viking Delaware (or Viking Nevis) is no longer the majority shareholder of the Company. On August 2, 2011, effective as of April 1, 2011, Viking Delaware agreed to advance and pay all third party costs for the Company as needed, but the Company had an obligation to reimburse Viking Delaware at a later stage upon demand from Viking Delaware. As of August 29, 2011, Viking Delaware’s rights and obligations were transferred to Viking Nevis.

For the year ended December 31, 2011, Viking Delaware (and its parent, Viking Nevis) assumed the rental, wages, professional service fee, and other office expenses in the aggregate amount of $769,378. For the year ended December 31, 2012, Viking Nevis assumed the rental, wages, professional service fee, and other office expenses of the Company in the aggregate amount of $46,850.

At December 31, 2012, the Company owed Tom Simeo $49,767 for accrued payroll, after paying him $30,229 as a portion of his 2012 salary of $135,000. During the fiscal year ending December 31, 2012, the Company also advanced Mr. Simeo $55,004 to cover Company expenses.

Amount due to Director:

Balance December 31, 2011	$-
Add: 2012 Accrued payroll	135,000
Less 2012 Payments	(30,229)
Net off 2012 Advance to director	(55,004)

Balance December 31, 2012	$49,767

On October 3, 2012, the Company issued 28,092 shares of preferred stock to the Tom Simeo, the CEO and Chairman of the Company in exchange for the return the equal amount of shares of common stock, owned by the Chairman, which had been deposited in a brokerage account, to the Company for cancellation.

On November 16, 2012, Viking Investments Group, LLC, purchased 3,205,960 restricted shares of common stock of the Company for an aggregate purchase price of $160,298. The purchase price has been paid to the Company, and the shares were issued to Viking Investments Group, LLC on December 27, 2012.

Indebtedness of Management

Other than as disclosed, there were no material transactions, series of similar transaction, current transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $120,000 or 1% of the Company’s total assets as of December 31, 2012 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 14.	Principal Accounting Fees and Services

The following table sets forth the fees billed by our principal independent accountants, Schwartz Levitsky Feldman LLP, for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2012	2011
Audit Fees	$33,950	$37,850
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	4,200	-
Total	$38,150	$37,850

Audit fees. Consists of fees billed for the audit of our annual financial statements and review of our interim financial information and services that are normally provided by the accountant in connection with year-end and quarter-end statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for services relating to review of other regulatory filings including registration statements, periodic reports and audit related consulting.

Tax fees. Consists of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Other fees. Other services provided by our accountants.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Number	Description

31.1	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

99.1	Guaranty and Repurchase Agreement dated April 11, 2012

99.2	Repurchase Agreement dated April 15, 2013

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

VIKING INVESTMENTS GROUP, INC. (Registrant)

Date: April 18, 2013	By:	/s/ Tom Simeo
Tom Simeo
Chief Executive Officer, Director and Treasurer

In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 18, 2013	By:	/s/ Guangfeng Yang
Guangfeng Yang
Chief Financial Officer & Director