Form 10-Q
period 2013-03-31
VIKING INVESTMENTS GROUP, INC.
filed 2013-05-28
CIK 1102432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-29219

VIKING INVESTMENTS GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0199508
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

138 Pinxinguan Road, Suite 906 Shanghai, China, 200070
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number	+86 (21) 6034 0015

_____________________________________________________________
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

Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non Accelerated Filer	☐	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐  No ☐ Not Applicable ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of March 31, 2013 was 24,004,089.

VIKING INVESTMENTS GROUP, INC.

Form 10-Q

VIKING INVESTMENTS GROUP, INC.

Interim Consolidated Financial Statements

(Unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VIKING INVESTMENTS GROUP, INC.
Interim Consolidated Balance Sheets
(Unaudited)
(Amounts expressed in US dollars)

	March 31
	2013	December 31
	(Unaudited)	2012
	$	$
ASSETS
Cash	226	159,297
Other receivables	11,639	7,332
Total current assets	11,865	166,629
Leasehold improvements	8,335	-
Long-term Investment	2,267,252	2,267,252
TOTAL ASSETS	2,287,452	2,433,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Other payables	45,247	62,641
Amount due to Director	50,162	49,767
Short-term loan (Note 5)	-	79,282
Accrued liabilities	61,723	55,830
TOTAL LIABILITIES	157,132	247,520

Related party transactions (Note 3)
Commitment (Note 6)
Subsequent event (Note 8)

STOCKHOLDERS’ EQUITY
Capital Stock
Series C voting Preferred stock, $0.001 par value, 5,000,000 shares authorized, 28,092 shares issued and outstanding as of March 31, 2013 and December 31, 2012	28	28
Common stock, $0.001 par value, 100,000,000 shares authorized and outstanding 24,004,089 shares issued as of March 31, 2013, and 24,683,285 shares issued as of December 31, 2012 (Note 7)	24,005	24,684
Additional Paid-In Capital (Note 7)	8,619,928	8,589,249
Deficit	(6,515,199)	(6,429,213)
Foreign currency translation adjustment	1,558	1,613
TOTAL STOCKHOLDERS’ EQUITY	2,130,320	2,186,361

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	2,287,452	2,433,881

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.
Interim Consolidated Statements Of Operations And Comprehensive Loss
(Unaudited)
(Amounts expressed in US dollars)

	Three months ended,
	March 31,
	2013	2012
	$	$

Revenue:	-	-
General and administrative expenses:
Office supplies and services	15,076	24,888
Professional fees	37,236	4,490
Rent	4,307	6,261
Wages	29,393	65,515
Total general and administrative expenses	(86,012)	(101,153)

Other income	26	7
Loss from continuing operations	(85,986)	(101,146)
Foreign currency translation adjustment	(55)	(31)
Net loss and Comprehensive loss	(86,041)	(101,177)
Loss per common share - Basic and diluted	(0.004)	(0.005)
Weighted average number of common shares outstanding – basic and diluted	24,059,555	18,653,154

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC
Interim Consolidated Statements Of Cash Flows
(Unaudited)
(Amounts expressed in US dollars)

	Three months	Three months
	Ended	Ended
	March 31, 2013	March 31, 2012
	$	$
Cash flows from operating activities:
Net loss	(85,986)	(101,146)
Amortization	758	-
Issuance of common shares for expense and service	30,000	10,693
Advance to supplier	-	(7,928)
Increase/(decrease) in Other payables	(17,394)	-
Increase/(decrease) in accrual expenses	5,893	46,981
Increase in other receivables	(4,307)	(1,820)
Net cash used in operating activities	(71,036)	(53,220)

Cash flows from investing activities:

Leasehold improvements	(9,093)	-
Net cash used in investing activities	(9,093)	-

Cash flows from financing activities:
Amount due to Director	395
Proceeds from Short-term loan	-	79,282
Repayment of Short-term loan	(79,282)	-
Net cash provided by (used in) financing activities	(78,887)	79,282

Effect of exchange rate changes on cash	(55)	(31)

Net increase/(decrease) in cash	(159,071)	26,031

Cash, beginning of period	159,297	7,946

Cash, end of period	226	33,977

Supplemental Cash Flow Information (See Note 4)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.
Interim Consolidated Statements of Stockholders’ equity
(Unaudited)
(Amounts expressed in US dollars)

	Common Shares		Preferred Stock		Additional Paid-in	Accumulated Other Comprehensive		Total Stockholders’
	Number	Amount	Number	Amount	Capital	Income	Deficit	Equity
		$		$	$	$	$	$

Balance at December 31, 2011	18,553,778	18,554	-	-	8,227,046	-	(5,998,423)	2,247,177
Net Loss							(430,790)	(430,790)
Foreign currency translation adjustment						1,613		1,613
Expenses assumed by stockholders	422,778	423		-	46,427	-	-	46,850
Issuance for loan collateral	879,196	879			(879)			-
Issuance of preferred stock in exchange of the common stock	(28,092)	(28)	28,092	28				-
Issuance of new shares to shareholder	3,205,960	3,206			155,715			158,921
Issuance of new shares to investor	1,649,665	1,649			164,940			162,589
Balance at December 31, 2012	24,683,285	24,684	28,092	28	8,589,249	1,613	(6,429,213)	2,186,361

Net loss							(85,986)	(85,986)

Foreign currency translation adjustment						(55)		(55)
Issuance of new shares for legal service (note 7)	200,000	200		-	29,800	-	-	30,000
Returned loan collateral	(879,196)	(879)			879			-

Balance at March 31, 2013	24,004,089	24,005	28,092	28	8,619,928	1,558	6,515,199	2,130,320

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.
Interim Notes to Consolidated Financial Statements
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

Since November 2008, the Company has sought to enter into contractual arrangements with entities that allow the Company to either purchase outright the assets and/or business operations of such entities or to enter into business arrangements, such as joint ventures or similar combinations with such entities to manage and operate such entities. \

On August 29, 2011, the Company acquired from Tom Simeo, the Company’s Chairman, Chief Executive Officer and President, Viking Investments LLC, incorporated in Delaware (“Viking Delaware”) for a nominal value of One Hundred Dollars ($100). At the time of the acquisition, except for a lease obligation related to the Company’s office, Viking Delaware had no assets and no liabilities. The lease expired in the year of 2011. Also in 2011, the Company began providing incubation and consulting services to emerging market companies. Commencing from the third quarter of the year 2012, the Company is no longer a development stage enterprise and began generating revenue.

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

VIKING INVESTMENTS GROUP, INC.
Interim Notes to Consolidated Financial Statements
(Unaudited)
(Amounts expressed in US dollars)

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

The Company incurred recurring losses and had a net loss of $85,986 and $101,146 for the three months ended March 31, 2013 and March 31, 2012 respectively. As at March 31, 2013, the Company’s cumulative deficit amounted to $6,515,199, and the Company had a cash balance of $226 and a working capital deficiency of $145,267. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in United States or “U.S. GAAP” for interim financial information and with the instructions to Form 10-Q as promulgated by the Securities and Exchange Commission or the SEC. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-K of the Company for the year ended December 31, 2012. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

b)	Consolidated Financial Statements

The financial statements presented herein reflect the consolidated financial results of the Company and its wholly owned subsidiary Viking Delaware. All significant intercompany transactions and balances have been eliminated upon consolidation.

VIKING INVESTMENTS GROUP, INC.
Interim Notes to Consolidated Financial Statements
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

VIKING INVESTMENTS GROUP, INC.
Interim Notes to Consolidated Financial Statements
(Unaudited)
(Amounts expressed in US dollars)

e)	Revenue recognition

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

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding and, adjusted by any effects of warrants and options outstanding, if dilutive, that may add to the number of common shares outstanding during the period.

h)	Comprehensive income

FASB ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. For the three months ended March, 2013 and 2012, comprehensive loss was $ (86,041) and $ (101,177) respectively.

VIKING INVESTMENTS GROUP, INC.
Interim Notes to Consolidated Financial Statements
(Unaudited)
(Amounts expressed in US dollars)

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

k)	Leasehold Improvements

Leasehold improvements represent the office decoration expense, and are amortized over the lease term. Leasehold improvements are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An impairment loss is recognized if the carrying amount of the asset exceeds its fair value.

VIKING INVESTMENTS GROUP, INC.
Interim Notes to Consolidated Financial Statements
(Unaudited)
(Amounts expressed in US dollars)

l)	Long-term investment

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

As March 31, 2013 and 2012, the Company had no trading and held-to-maturity securities. The Company’s long-term investment was classified as available-for-sale. See Note 3 for more information regarding the Company’s long-term investment (the “China Wood Shares” as defined in Note 3), which was sold back to Viking Nevis in April of 2013 (see Note 8).

m)	Foreign currency exchange

The company’s presentation currency is USD and the functional currency is the local currency, RMB. Monetary assets and liabilities are translated into USD at the balance sheet date exchange rate and nonmonetary assets and liabilities are translated at historical exchange rates. Income and expenses are translated at average exchange rates for the year. Foreign currency translation adjustments are recorded directly as other comprehensive income, a component of stockholders’ equity.

VIKING INVESTMENTS GROUP, INC.
Interim Notes to Consolidated Financial Statements
(Unaudited)
(Amounts expressed in US dollars)

n)	Short-term loan

Short-term loan is obligation which is to be repaid within one year of the date issued.

Recent Accounting Pronouncements

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

In Aug 2012, the FASB issued ASU2012-03，Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC SAB No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22(SEC update)” in accounting standards update No.2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114 The adoption of ASU 2012-03 is not expected to have a material impact on the Company’s financial position or result of operation.

In Jan 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities ” The amendments clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The effective date is the same as the effective date of Update 2011-11.

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

VIKING INVESTMENTS GROUP, INC.
Interim Notes to Consolidated Financial Statements
(Unaudited)
(Amounts expressed in US dollars)

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matter (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon the recognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity a consensus of the FASB Emerging Issues Task Force” The amendments in this Update are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption.

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

On June 29, 2011, and on August 29, 2011, Viking Investments, LLC, a company controlled and managed by the Company’s Chairman, Chief Executive Officer and President, Tom Simeo, incorporated under the laws of The Federation of St. Kitts and Nevis, (“Viking Nevis”) sold 100,000 and 466,813 shares respectively of China Wood, Inc., publicly listed in the United States with the ticker “CNWD”, (the “China Wood Shares”) owned by Viking Nevis, in exchange for 1,912,000 and 12,569,420 newly issued restricted shares of the Company respectively. By August 29, 2011, Viking Nevis completed the purchase of the China Wood Shares by having delivered a total of 566,813 shares of common stock in China Wood, Inc. to the Company. The China Wood Shares were registered in a Form S-1 Registration Statement declared effective by the SEC on April 7, 2011. The China Wood Shares were subject to a “Leak-Out Provision” whereby only a certain amount of shares could be sold per month up and until the first anniversary of the effective day of the aforementioned registration statement, (April 7, 2012). In determining the fair value of the shares, the Company relied upon Viking Nevis’s Guaranty and Repurchase Agreement, in which Viking Nevis, on April 11, 2012, guaranteed that the price per share of the China Wood Shares that it had previously sold to the Company in consideration of the Company issuing Viking Nevis 14,481,420 shares of Company common stock, would not be less than $4.50 per share and agreed to repurchase the China Wood Shares by tendering shares of common stock of Buyer owned by Guarantor to Buyer if the 45-day volume weighted average price (“VWAP”) of the China Wood Shares was equal to or less than US$4.00 per share. Accordingly, the Company valued the China Wood Shares at $4.00/share in its financial statements sheet for the year ending December 31, 2011 (which were included in the Company’s Annual Report on Form 10-K filed on April 16, 2012) and all financial statements subsequent to that date. See Note 8 for more information regarding Viking Nevis’s repurchase of the China Wood Shares subsequent to the quarter ending March 31, 2013.

On November 16, 2012, Viking Nevis purchased 3,205,960 restricted shares of common stock of the Company for an aggregate purchase price of $158,921. The purchase price has been paid, and the shares were issued on December 27, 2012.

As at March 31, 2013, the amount due to our CEO and Director, Mr. Simeo, is $50,162 (December 31, 2012: $49,767). This includes $122,772 payroll to Mr. Simeo, and $72,610 receivables from him.

VIKING INVESTMENTS GROUP, INC.
Interim Notes to Consolidated Financial Statements
(Unaudited)
(Amounts expressed in US dollars)

4.	Supplemental Cash Flow Information

	Three months ended
	March 31
	2013		2012
	$		$
Cash paid for:
Interest		-		-
Income taxes (recovery)		-		-
Issuance of new shares for expense and service		30,000		10,693

5.	Short-term Loan

On March 22, 2012, the Company entered into a six-month loan agreement with a third party for the amount of $79,282 (RMB500,000 equivalents) repayable on September 20, 2012. The due date of the loan was extended and was settled on Jan 10, 2013, and the collateral for the loan, 879,196 shares of the Company’s common stock which was issued to the creditor and reflected as issued and outstanding as of December 31, 2012, was returned to the Company in January of 2013 for cancellation, and such shares have been reflected as no longer issued and outstanding even though the Company has not yet returned those shares to the Company’s transfer agent for cancellation.

6.	Lease Commitment

On January 20, 2013, the Company entered into a two year contract to lease an approximately 200 square meter office facility in Shanghai, China for RMB 15,600 (approximately $2,500 per month) including a management fee. The total rental commitment for the two years is RMB 374,400 (approximately $60,000).

7.	Capital Stock and Additional Paid-in Capital

On Jan 11, 2013, the Company authorized and approved the issuance of 200,000 free trading shares of common stock to David Rees for the provision of $30,000 in legal services rendered to the Company, at a fair value of $0.15 per share.

VIKING INVESTMENTS GROUP, INC.
Interim Notes to Consolidated Financial Statements
(Unaudited)
(Amounts expressed in US dollars)

8.	Subsequent Event

On April 11, 2012, Viking Investments Group, LLC (“Viking Nevis”) guaranteed that the price of the 566,813 shares of China Wood Inc., publicly listed in the United States with the ticker symbol “CNWD” (the “China Wood Shares”) (that it had previously sold to the Company in consideration of the Company issuing Viking Nevis 14,481,420 shares of Company common stock), would not be less than $4.50 per share and agreed to repurchase the China Wood Shares by tendering shares of common stock of Buyer owned by Guarantor to Buyer if the 45-day volume weighted average price (“VWAP”) of the China Wood Shares was equal to or less than US$4.00 per share. As the 45-day VWAP of the China Wood Shares has been $4.00/share since the fourth quarter of 2012, the Company demanded Viking Nevis repurchase the China Wood Shares, and in a written repurchase agreement executed on April 15, 2013 by both parties, it agreed to do so by returning 7,472,093 shares of the Company’s common stock to the Company for cancellation.

As stated in Note 3, the Company, in valuing of the China Wood Shares, had relied upon Viking Nevis’s Guaranty and Repurchase Agreement, to value the China Wood Shares at $4.00/share in its financial statements for the year ending December 31, 2011 (which were included in the Company’s Annual Report on Form 10-K filed on April 16, 2012) and all financial statements subsequent to that date.

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

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

Liquidity and Capital Resources

At March 31, 2013 and 2012, the Company respectively had US$ 226 and US$ 33,977 in cash holdings.
Revenue

During three months ended March 31, 2013 and March 31, 2012, the Company had no revenue. The Company received $47,070 (RMB 300,000) on July 7, 2012 as payment from a client for the preliminary auditing services the Company rendered to them, which was recorded as revenue.

Expenses

The operating expenses decreased by $15,141 to $86,012 in the three months period ended March 31, 2013 from $101,153 in the corresponding period in 2012. The decrease was mainly due to the decrease of the salary of our CEO and Director, Tom Simeo, and receipt of an office rent exemption period in January of 2013.

Net Loss

The Company incurred a net loss of $85,986 during the three months ended March 31, 2013 compared with net loss of $101,146 for March 31, 2012. The decrease in net loss was mainly due to the decrease of the CEO and Director’s salary and receipt of the office rent exemption period in January of 2013.

China Wood Shares

On June 29, 2011, and on August 29, 2011, Viking Investments, LLC, a company controlled and managed by the Company’s Chairman, Chief Executive Officer and President, Tom Simeo, incorporated under the laws of The Federation of St. Kitts and Nevis, (“Viking Nevis”) sold 100,000 and 466,813 shares respectively of China Wood, Inc., publicly listed in the United States with the ticker “CNWD”, (the “China Wood Shares”) owned by Viking Nevis, in exchange for 1,912,000 and 12,569,420 newly issued restricted shares of the Company respectively. By August 29, 2011, Viking Nevis completed the purchase of the China Wood Shares by having delivered a total of 566,813 shares of common stock in China Wood, Inc. to the Company. The China Wood Shares were registered in a Form S-1 Registration Statement declared effective by the SEC on April 7, 2011. The China Wood Shares were subject to a “Leak-Out Provision” whereby only a certain amount of shares could be sold per month up and until the first anniversary of the effective day of the aforementioned registration statement, (April 7, 2012). In determining the fair value of the shares, the Company relied upon Viking Nevis’s Guaranty and Repurchase Agreement, in which Viking Nevis, on April 11, 2012, guaranteed that the price per share of the China Wood Shares that it had previously sold to the Company in consideration of the Company issuing Viking Nevis 14,481,420 shares of Company common stock, would not be less than $4.50 per share and agreed to repurchase the China Wood Shares by tendering shares of common stock of Buyer owned by Guarantor to Buyer if the 45-day volume weighted average price (“VWAP”) of the China Wood Shares was equal to or less than US$4.00 per share. Accordingly, the Company valued the China Wood Shares at $4.00/share in its financial statements sheet for the year ending December 31, 2011 (which were included in the Company’s Annual Report on Form 10-K filed on April 16, 2012) and all financial statements subsequent to that date.

On April 19, 2013, the United States Securities and Exchange Commission (“SEC”) sent a comment letter to the Company stating that it believed that the Company did not have sufficient evidence to conclude that the China Wood Shares were recoverable, and therefore should be fully impaired and valued at $0.00/share on the Company’s balance sheet as of December 31, 2011, and resulting in the Company recognizing an impairment loss for the full value of the China Wood Shares in its income statement for the year ending December 31, 2011. The Company disagreed, and in its subsequent response to the SEC, stated that the price of $4.00/share was appropriate because it conformed with the negotiated and agreed-upon price between the Company and Viking Nevis, as set forth in the Guaranty and Repurchase Agreement. Because (1) the Company had the right pursuant to that agreement to “put” the China Wood Shares back to Viking Nevis at $4.00/share, and (2) the Company purchased the China Wood Shares from Viking Nevis by issuing restricted shares of the Company’s common stock to Viking Nevis, could place a “stop transfer” order on and take back those Company shares it had originally issued to Viking Nevis upon Viking Nevis’s failure to perform, and therefore has an immediate remedy to guarantee performance of Viking Nevis under the Guaranty and Repurchase Agreement, we thought it appropriate to value the China Shares based on the agreed-upon repurchase price in the Guaranty and Repurchase Agreement. Viking Nevis has subsequently agreed to return 7,472,093 shares of the Company’s common stock pursuant to the Guaranty and Repurchase Agreement, but they have not yet been received by the Company’s transfer agent for cancellation. The Company’s interim financial statements for the three and six months ending June 30, 2013 will show that the Company no longer has the China Wood Shares on its balance sheet as an asset, resulting in $0 in Long-term Investment value, and the Company’s stockholder equity as of June 30, 2013 will significantly decrease as well.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013 have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

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

Since January 1, 2013, there have been no unregistered sales of equity securities.

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

VIKING INVESTMENTS GROUP, INC. (Registrant)

/s/ Tom Simeo	Date: May 24, 2013
Tom Simeo Chief Executive Officer, Director and Treasurer

In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Guangfeng Yang	Date: May 24, 2013
Guangfeng Yang Chief Financial Officer & Director