Form 10-K/A
period 2012-12-31
VIKING INVESTMENTS GROUP, INC.
filed 2013-08-19
CIK 1102432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

The financial statements for the years ended December 31 2012 and 2011 are being restated, and this Annual Report on Form 10-K is being amended, to correct an error in the previously reported items: long term investment, additional paid in capital, net loss, impairment loss in long term investment, and basic and diluted income per common share.

The restatements are being made in accordance with ASC 250, “Accounting Changes and Error Corrections.” The disclosure provision of ASC 250 requires a company that corrects an error to disclose that its previously issued financial statements have been restated, a description of the nature of the error, the effect of the correction on each financial statement line item and any per share amount affected for each prior period presented, and the cumulative effect on retained earnings (deficit) in the statement of financial position as of the beginning of the each period presented.

The following table reconciles previously reported net income to restated amounts:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Total Cumulative Adjustments December 31, 2012
	$	$	$
Net (loss) and comprehensive loss
As Previously Reported (Note 2a)	(429,177)	(3,637,564)
Adjustment on previous reported impairment on long term investment		531,334	531,334
As Restated	(429,177)	(3,106,230)

The effects of the adjustments on the Company’s previously issued 2012 consolidated financial statement are summarized as follows:

Selected Consolidated Balance Sheet information as of December 31, 2012

	Previously Reported	Increase (Decrease)	Restated
	$	$	$
Assets
Long-term investment	2,267,252	(2,267,252)	-

Total Assets	2,433,881	(2,267,252)	166,629

Stockholders’ equity (deficiency)
Additional Paid in Capital	8,589,249	(2,798,586)	5,790,663
Deficit	(6,429,213)	531,334	(5,897,879)

Total Stockholders’ Equity (Deficiency)	2,186,361	(2,267,252)	(80,891)
Total Liabilities and stockholders’ equity (deficiency)	2,433,881	(2,267,252)	166,629

Selected Consolidated Balance Sheet information as of December 31, 2011

	Previously Reported	Increase (Decrease)	Restated
	$	$	$
Assets
Long-term investment	2,267,252	(2,267,252)	-

Total Assets	2,275,916	(2,267,252)	8,664

Stockholders’ Equity
Additional Paid in Capital	8,227,046	(2,798,586)	5,428,460
Deficit accumulated during the
Development stage	(4,692,969)	531,334	(4,161,635)

Total Stockholders’ Equity (Deficiency)	2,247,177	(2,267,252)	(20,075)

Total Liabilities and stockholders’ equity (deficiency)	2,275,916	(2,267,252)	8,664

Selected Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2011

	Previously Reported	Increase (Decrease)	Restated
	$	$	$
Impairment loss on long-term investment	2,798,586	(531,334)	2,267,252
Loss before other items	(3,637,578)	531,334	(3,106,244)
Loss from continuing operations	(3,637,564)	531,334	(3,106,230)
Net Loss and Comprehensive Loss	(3,637,564)	531,334	(3,106,230)
Basic and diluted loss per common share	(0.84)	0.12	(0.72)

Selected Consolidation Statements of Cash Flows information for the year ended December 31, 2011

	Previously Reported	Increase (Decrease)	Restated
	$	$	$
Net loss	(3,637,564)	531,334	(3,106,230)
Impairment loss on long term investment	2,798,586	(531,334)	2,267,252

The Company initially recorded its holdings of the China Wood Shares (defined hereinafter) at its fair value of $5,065,838 at the date of the transaction, and the Company relied upon Viking Nevis’s (defined hereinafter) Guaranty and Repurchase Agreement (defined hereinafter) to determine the value of China Wood Shares, in which Viking Nevis, on April 11, 2012, guaranteed that the price per share of the China Wood Shares that it had previously sold to the Company in consideration of the Company issuing Viking Nevis 14,481,420 shares of Company common stock, would not be less than $4.50 per share and agreed to repurchase the China Wood Shares by tendering shares of common stock of the Company owned by Viking Nevis to the Company if the 45-day volume weighted average price (“VWAP”) of the China Wood Shares was equal to or less than US$4.00 per share. Accordingly, the Company valued the China Wood Shares at $4.00/share and an impairment loss of $2,798,586 was recognized in the Company’s previously issued consolidated financial statements for the year ended December 31, 2011.

During the three month period ended June 30, 2013, the Company re-visited the accounting treatment for the above transactions, and determined that the exchange of China Wood Shares was a nonmonetary transaction and, therefore, should be accounted under ASC 845, “Nonmonetary Transactions.”  The Company further determined that the exchange of shares had no commercial substance due to the fact that the Company’s future cash flows were not expected to significantly change as a result of the exchange of the shares.  Therefore, the Company has now recorded the value of the China Wood Shares at their carrying value on the transaction date, and the excess of the fair value of purchase consideration over the assets purchased has been charged to additional paid in capital.  On December 31, 2011, the China Wood shares were fully impaired and charged to the income statements.

The Company is amending its Annual Report on Form 10-K for the year ending December 31, 2012 to restate its financial statements for the years ended December 31, 2011 and 2012 as described above, and will be amending its Quarterly Reports on Form 10-Q for the periods ended September 30, 2011, March 31, 2012, June 30, 2012, September 30, 2012 and March 31, 2013, as well as its Annual Report on Form 10-K for the year ending December 31, 2011.

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

Liquidity and Capital Resources

At December 31, 2012 the Company had working capital deficiency of US$ 80,891

At December 31, 2012, the Company had a holding of 566,813 shares of China Wood, with the open market bid price at December 31, 2012 of US$4 per share with an aggregate value of approximately US$2,267,252. The stock is currently illiquid, and the Company has valued the stock at $0.00 per share as of December 31, 2011.

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

SLF

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Viking Investments Group, Inc.

We have audited the accompanying consolidated balance sheets of Viking Investments Group, Inc. (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations and, comprehensive loss, cash flows and stockholders' equity for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

As discussed in Note 2, the accompanying financial statements as of and for the years ended December 31, 2012 and 2011 were restated for the correction of an error.

2300 Yonge Street, Suite 1500
Toronto, Ontario M4P 1E4
Tel: 416 785 5353
Fax: 416 785 5663

SLF

The accompanying revised consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the revised consolidated financial statements, the Company has experienced recurring losses and has a deficit accumulated since inception that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Schwartz Levitsky Feldman llp

Toronto, Ontario, Canada
April 18, 2013 except for note 2 to the consolidated financial statements, which was as of August 19, 2013

Chartered Accountants
Licensed Public Accountants

VIKING INVESTMENTS GROUP, INC.
Consolidated Balance Sheets
(Amounts expressed in US dollars)

	December 31
	2012	2011
	(Restated)	(Restated)
ASSETS
Cash	$159,297	$7,946
Other receivables	7,332	718
Total current assets	$166,629	8,664
Long-term Investment (Note 5 and 11)	$-	-

TOTAL ASSETS	$166,629	$8,664

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Other payable	$62,641	-
Amount due to director (Note 4)	49,767	-
Short term loan (Note 6 and 11)	79,282	-
Accrued liabilities	55,830	$28,739
TOTAL LIABILITIES	$247,520	$28,739
Going Concern (Note 1)
Related Party Transactions (Note 4)
Subsequent Events (Note 11)

STOCKHOLDERS’ DEFICIENCY
Capital Stock
Series C Voting Preferred stock, $0.001 par value, 5,000,000 shares authorized, 28,092 shares issued and outstanding as of December 31, 2012 and nil shares issued and outstanding as of December 31, 2011 (Note 9)	$28	-

Common stock, $0.001 par value, 100,000,000 shares
authorized and 24,683,285 shares issued and outstanding
as of December 31, 2012, and 18,553,778 shares issued and
outstanding as of December 31, 2011 (Note 9)	24,684	$18,554

Additional Paid-In Capital (Note 9)	5,790,663	5,428,460
Deficit	(5,897,879)	(1,305,454)
Deficit accumulated during the development stage	-	(4,161,635)
Foreign currency translation adjustment	1,613	-
TOTAL STOCKHOLDERS’ DEFICIENCY	$(80,891)	(20,075)
		-
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$166,629	$8,664

The accompanying notes are an integral part of these consolidated financial statements

VIKING INVESTMENTS GROUP, INC.
Consolidated Statements Of Operations And Comprehensive Loss
(Amounts expressed in US dollars)

	For the Year Ended	For the Year Ended
	December 31, 2012	December 31, 2011
	(Restated)	(Restated)

Revenue	$47,066	$-
Total general and administrative expenses
Office supplies and miscellaneous expenses	68,635	24,675
Professional fees	167,876	35,739
Rent	23,919	43,676
Wages	205,162	734,902
Total general and administrative expenses	465,592	838,992
Interest Expense	12,322	-
Impairment loss on long-term investment (note 5)		2,267,252
Total Expense	477,914	3,106,244
Loss before other income	(430,848)	(3,106,244)

Other income	58	14

Loss from continuing operations	(430,790)	(3,106,230)

Foreign currency translation adjustment	1,613	-

Net loss and Comprehensive loss	$(429,177)	$(3,106,230)
	-
Basic and diluted loss per common share	(0.021)	(0.72)
Weighted average number of common
shares outstanding – basic and diluted	20,143,212	4,306,118

The accompanying notes are an integral part of these consolidated financial statements

VIKING INVESTMENTS GROUP, INC.
Consolidated Statement Of Cash Flows
(Amounts expressed in US dollars)

	For the Year Ended	For the Year Ended
	December 31, 2012	December 31, 2011
	(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(430,790)	$(3,106,230)

Expenses and service costs assumed by shareholders	46,850	769,378

Impairment loss on long-term investment (note 5)	-	2,267,252
Changes in non-cash working capital items:
Increase in accrued expenses	27,091	28,739

Increase in other payable	62,641

Increase in other receivables	(1,614)	(718)

Net cash used in operating activities	(295,822)	(41,579)

Cash flows from financing activities:

Proceeds from short term loan	79,282	-
Amount due to director	49,767	-
Proceeds from issuance of common stock	316,511	49,525

Net cash provided by financing activities	445,560	49,525

Effect of exchange rate changes on cash	1,613

Net increase in cash	151,351	7,946

Cash, beginning of year	7,946	-

Cash, ending of year	$159,297	$7,946

Supplemental Cash Flow Information (See Note 7)

The accompanying notes are an integral part of these consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.
Consolidated Statement Of Stockholders' Deficiency
(Amounts expressed in US dollars)

	Common Shares		Preferred Stock		Additional Paid-in Capital	Accumulated Other Comprehensive	Deficit	Total Stockholders’ Deficiency
	Number	Amount	Number	Amount	(Restated)	Income	(Restated)	(Restated)
		$		$	$	$	$	$

Balance at December 31, 2010	995,655	996	-	-	2,359,863	-	(2,360,859)	-
Net Loss	-	-	-	-	-	-	(3,106,230)	(3,106,230)
Expenses assumed by stockholders	-	-	-	-	51,148	-	-	51,148
Issuance of 14,481,420 new shares for exchanging 566,813 shares of the common stock of China Wood	14,481,420	14,481	-	-	5,051,357	-	-	5,065,538
Excess of fair value of purchase consideration over assets purchased					(2,798,586)			(2,798,586)
Issuance of new shares for investment from shareholders	263,780	264	-	-	49,261	-	-	49,525
Issuance of new shares to shareholders for expenses assumed	2,812,923	2,813	-	-	715,417	-	-	718,230
Balance at December 31, 2011	18,553,778	18,554	-	-	5,428,460	-	(5,467,089)	(20,075)
Net Loss	-	-	-	-	-	-	(430,790)	(430,790)
Foreign currency translation adjustment	-	-	-	-	-	1,613	-	1,613
Expenses assumed by stockholders	422,778	423	-	-	46,427	-	-	46,850
Issuance for loan collateral	879,196	879	-	-	(879)	-	-	-
Issuance of preferred stock in exchange of the common stock	(28,092)	(28)	28,092	28	-	-	-	-
Issuance of new shares to shareholder	3,205,960	3,206			155,715			158,921
Issuance of new shares to investor	1,649,665	1,650			160,940			162,590
Balance at December 31, 2012	24,683,285	24,684	28,092	28	5,790,663	1,613	(5,897,879)	(80,891)

The accompanying notes are an integral part of these consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)

Note 1. Nature of Business and Going Concern

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

The Company had a net loss of $429,177 and $3,106,230 for the years ended December 31, 2012 and December 31, 2011 respectively. The Company had cash balances in the amount of $159,297 as at December 31, 2012. The Company had a working capital deficiency in the amount of $80,891 as of December 31, 2012.   The Company’s negative stockholders’ equity were ($80,891) and ($20,075) as at December 31, 2012 and 2011 respectively. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

2.  Restatement of financial statements

The financial statements for the years ended December 31 2012 and 2011 were restated to correct an error in the previously reported items: long term investment, additional paid in capital, net loss, impairment loss in long term investment, and basic and diluted income per common share.

The restatements were made in accordance with the provisions of ASC topic 250 Accounting Changes and Error Corrections. The disclosure provision of ASC 250 requires a company that corrects an error to disclose that its previously issued financial statements have been restated, a description of the nature of the error, the effect of the correction on each financial statement line item and any per share amount affected for each prior period presented, and the cumulative effect on retained earnings (deficit) in the statement of financial position as of the beginning of the earliest period presented.

The following table reconciles previously reported net income to restated amounts:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Total Cumulative Adjustments December 31, 2012
	$	$	$
Net (loss) and comprehensive loss
As Previously Reported (Note 2a)	(429,177)	(3,637,564)
Adjustment on previous reported impairment on long term investment		531,334	531,334
As Restated	(429,177)	(3,106,230)

The effects of the adjustments on the Company’s previously issued 2012 consolidated financial statement are summarized as follows:

Selected Consolidated Balance Sheet information as of December 31, 2012

	Previously Reported	Increase (Decrease)	Restated
	$	$	$
Assets
Long-term investment	2,267,252	(2,267,252)	-

Total Assets	2,433,881	(2,267,252)	166,629

Stockholders’ equity (deficiency)
Additional Paid in Capital	8,589,249	(2,798,586)	5,790,663
Deficit	(6,429,213)	531,334	(5,897,879)

Total Stockholders’ Equity (Deficiency)	2,186,361	(2,267,252)	(80,891)
Total Liabilities and stockholders’ equity (deficiency)	2,433,881	(2,267,252)	166,629

Selected Consolidated Balance Sheet information as of December 31, 2011

	Previously Reported	Increase (Decrease)	Restated
	$	$	$
Assets
Long-term investment	2,267,252	(2,267,252)	-

Total Assets	2,275,916	(2,267,252)	8,664

Stockholders’ Equity
Additional Paid in Capital	8,227,046	(2,798,586)	5,428,460
Deficit accumulated during the
Development stage	(4,692,969)	531,334	(4,161,635)

Total Stockholders’ Equity (Deficiency)	2,247,177	(2,267,252)	(20,075)

Total Liabilities and stockholders’ equity (deficiency)	2,275,916	(2,267,252)	8,664

Selected Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2011

	Previously Reported	Increase (Decrease)	Restated
	$	$	$
Impairment loss on long-term investment	2,798,586	(531,334)	2,267,252
Loss before other items	(3,637,578)	531,334	(3,106,244)
Loss from continuing operations	(3,637,564)	531,334	(3,106,230)
Net Loss and Comprehensive Loss	(3,637,564)	531,334	(3,106,230)
Basic and diluted loss per common share	(0.84)	0.12	(0.72)

Selected Consolidation Statements of Cash Flows information for the year ended December 31, 2011

	Previously Reported	Increase (Decrease)	Restated
	$	$	$
Net loss	(3,637,564)	531,334	(3,106,230)
Impairment loss on long term investment	2,798,586	(531,334)	2,267,252

Note 2a:

The company has restated it's 2012 and 2011 financial statements to correct an error in the recording of the carrying value of it's investment in China Wood, Inc. ("China Wood") (See Note 4).

The Company initially recorded the China Wood Shares at its fair value of $5,065,838 at the date of the transaction, based on Viking Nevis’s Guaranty and Repurchase Agreement (See Note 4). Viking Nevis, on April 11, 2012, guaranteed that the price per share of the China Wood Shares that it had previously sold to the Company in consideration of the Company issuing Viking Nevis 14,481,420 shares of Company common stock, would not be less than $4.50 per share and agreed to repurchase the China Wood Shares by tendering shares of common stock of Buyer owned by Viking Nevis to the Company if the 45-day volume weighted average price (“VWAP”) of the China Wood Shares was equal to or less than US$4.00 per share. Accordingly, the Company valued the China Wood Shares at $4.00/share and an impairment loss of $2,798,586 was recognized in the Company’s previously issued consolidated financial statements for the year ended December 31, 2011.

During the three month period ended June 30, 2013, the Company re-visited the accounting treatment for the above transactions, and determined that the exchange of China Wood shares was a nonmonetary transaction and, therefore, should be accounted under ASC 845, "Nonmonetary Transactions." The Company further determined that the exchange of shares had no commercial substance due to the fact that the Company’s future cash flows were not expected to significantly change as a result of the exchange of shares. Therefore, the Company has now recorded the value of the China Wood Shares at their carrying value on the transaction date, and the excess of the fair value of purchase consideration over the assets purchased was charged to additional paid in capital. On December 31, 2011, the China Wood shares were fully impaired and charged to the income statements.

The Company has amended its Annual Report on Form 10-K for the year ending December 31, 2012 to restate its financial statements for the years ended December 31, 2011 and 2012, and will be amending its Form 10-Q for the periods ended September 30, 2011, March 31, 2012, June 30, 2012, September 30, 2012 and March 31, 2013, as well as its Annual Report on Form 10-K for the year ending December 31, 2011 to give effect to the restatement.

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

The Company provides disclosures regarding financial instruments as prescribed by generally accepted accounting principles. These disclosures do not purport to represent the aggregate net fair value of the Company. The long-term investment was fully impaired as of December 31, 2011. (See Note 5)

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

FASB ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. For the fiscal years ended December 31, 2012 and 2011, comprehensive loss was $ (429,177) and $ (3,106,230) respectively.

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

As December 31, 2012 and 2011, the Company had no trading and held-to-maturity securities. The Company’s long-term investment was classified as available-for-sale and was determined to be fully impaired .

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

VIKING INVESTMENTS GROUP, INC.
Notes to Consolidated Financial Statements

On June 29, 2011, and on August 29, 2011, Viking Investments, LLC, a company controlled and managed by the Company’s Chairman, Chief Executive Officer and President, Tom Simeo, incorporated under the laws of The Federation of St. Kitts and Nevis, (“Viking Nevis”) sold 100,000 and 466,813 shares respectively of China Wood, Inc., publicly listed in the United States with the ticker “CNWD”, (the “China Wood Shares”) owned by Viking Nevis, in exchange for 1,912,000 and 12,569,420 newly issued restricted shares of the Company respectively. By August 29, 2011, Viking Nevis completed the purchase of the China Wood Shares by having delivered a total of 566,813 shares of common stock in China Wood, Inc. to the Company.  The China Wood Shares were registered in a Form S-1 Registration Statement declared effective by the SEC on April 7, 2011. The China Wood Shares were subject to a “Leak-Out Provision” whereby only a certain amount of shares could be sold per month up and until the first anniversary of the effective day of the aforementioned registration statement (April 7, 2012).

These investments were fully impaired as of December 31, 2011 and were repurchased on April 15, 2013. (See Note 5 and 11)

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

Amount due to Director:

Balance December 31, 2011	$-

Add: 2012 Accrued payroll	135,000
Less 2012 Payments	(30,229)
Less 2012 Advance to director	(55,004)

Balance December 31, 2012	$49,767

Note 5.	Long-term investment

	December 31,	December 31,
	2012	2011
	(Restated)	(Restated)
	$	$
Shares of Common Stock in China Wood Inc.	-	5,065,838
Less: Excess of fair value of purchase consideration over assets purchased	-	(2,798,586)
Impairment loss	-	(2,267,252)
Net value	-	-

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

As stated in Note 2, the Company, in valuing of the China Wood Shares, had initially relied upon Viking Nevis’s Guaranty and Repurchase Agreement, to value the China Wood Shares at $4.00/share in its financial statements for the year ended December 31, 2011.  During the three month period ended June 30, 2013, the Company restated its financial statements as of December 31, 2011, and all financial statements subsequent to that date, to record the China Wood Shares at carrying value on the transaction date, and such value was fully impaired as of December 31, 2011.

Note 6.	Short-term Loan

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

Note 7.	Supplemental Cash Flow Information

	Years ended December 31,
	2012	2011
	(Restated)	(Restated)
Cash paid for:
Interest	$12,322	$—
Income taxes (recovery)	$—	$—
Non-Cash transaction:
Common shares issued to settle notes payable	$—	$—
Common shares issued but not paid for	$5,000	$—
Expenses paid by principal stockholders	$46,850	$769,378
Share issued for the acquisition of China Wood shares	$-	$5,051,357
Excess of fair value of purchase consideration over assets purchased	$-	$(2,798,586)

VIKING INVESTMENTS GROUP, INC.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars

Note 8.	Income Tax

(a)	Current income tax

The income tax expense is reconciled as below:

	2012	2011
		(Restated)
Net Loss	$430,790	$3,106,230
Statutory tax rate	35%	35%
Income Tax at Statutory tax rate	150,777	1,087,181
Non-deductible expenses	(16,398)	(1,044,919)
Change in valuation allowance	(134,379)	(42,262)
Total tax expenses	-	-

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

(b)	Deferred tax

	2012	2011
		(Restated)
Non-capital losses carried forward	$2,205,282	$1,290,008
Statutory tax rate	35%	35%
Income Tax at Statutory tax rate	771,849	451,502
Valuation allowance	(771,849)	(451,502)

VIKING INVESTMENTS GROUP, INC.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)

Note 9.	Capital Stock and Additional Paid-in Capital

	December 31, 2012 Number of shares			December 31, 2011 Number of shares
	Authorized	Outstanding	Amount (Restated)	Authorized	Outstanding	Amount (Restated)
			$			$
Capital Stock

Preferred stock, $0.001 par value	5,000,000	28,092	28	5,000,000	-	-
Common stock, $0.001 par value	100,000,000	24,683,285	24,684	100,000,000	18,553,778	18,554
Additional Paid-in Capital			5,790,663			5,428,460

(a)	Preferred Stock

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

VIKING INVESTMENTS GROUP, INC.
Notes to Consolidated Financial Statements

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

VIKING INVESTMENTS GROUP, INC.
Notes to Consolidated Financial Statements

Assumption used to estimate the fair value of stock warrants on the granted date is as follows:

Issuance Date	Expected volatility	Risk-free rate	Expected term (years)	Dividend yield
December 16, 2009	204.70%	0.11%	3	0.00%

In 2011, the Company cancelled all options and warrants issued in 2009. The Company did not issue any stock options or warrants during 2012.

Note 10.	Risk Management

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

VIKING INVESTMENTS GROUP, INC.
Notes to Consolidated Financial Statements

Note 11.	Subsequent Events

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

As stated in Note 2, the Company, in valuing of the China Wood Shares, had initially relied upon Viking Nevis’s Guaranty and Repurchase Agreement, to value the China Wood Shares at $4.00/share in its financial statements for the year ended December 31, 2011.  During the three month period ended June 30, 2013, the Company restated its financial statements as of December 31, 2011, and all financial statements subsequent to that date, to record the China Wood Shares at carrying value on the transaction date, and such value was fully impaired as of December 31, 2011.

On April 15, 2013, pursuant to the Guaranty and Repurchase Agreement, Viking Nevis agreed to repurchase the China Wood Shares from the Company by returning 7,472,093 shares of the Company’s common stock to the Company’s transfer agent for cancellation.  Those 7,472,093 shares were cancelled on June 7, 2013.

On January 20, 2013, the Company entered into a two year contract to lease an approximately 65 square meter office facility in Shanghai, China for RMB 15,600 (approximately $2,500 per month) including a management fee. The total rental commitment for the two years is RMB 374,400 (approximately $60,000).

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

VIKING INVESTMENTS GROUP, INC. (Registrant)

Date: August 19, 2013	By:	/s/ Tom Simeo
Tom Simeo
Chief Executive Officer, Director and Treasurer

In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 19, 2013	By:	/s/ Guangfeng Yang
Guangfeng Yang
Chief Financial Officer & Director