Form 10-Q/A
period 2013-03-31
VIKING INVESTMENTS GROUP, INC.
filed 2013-08-19
CIK 1102432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

EXPLANATORY NOTE

The financial statements for the period ended March 31, 2013 are being restated, and the Quarterly Report on Form 10-Q is being amended , to reflect the change to the following previously reported items: long term investment, additional paid in capital, and deficit. The accompanying consolidated financial statements for the quarter ended March 31, 2013 have been restated to reflect those corrections.

Due to the adjustments to restate the 2011 financial statements, the effects of the Company’s previously issued consolidated financial statement as of March 31, 2013 are summarized as follows:

Selected Conso lidated Balance Sheet information as of March 31, 2013

	Previously Reported	Increase (Decrease) Note 2a	Restated
Assets
Long-term investment	2,267,252	(2,267,252)	-
Total Assets	2,287,452	(2,267,252)	20,200
Stockholders’ Equity
Additional Paid in Capital	8,619,928	(2,798,586)	5,821,342
Deficit	(6,515,199)	531,334	(5,983,865)
Total Stockholders’ Equity	2,130,320	(2,267,252)	(136,932)
Total Liabilities and stockholders’ equity	2,287,452	(2,267,252)	20,200

The Company initially recorded the China Wood Shares at its fair value of $5,065,838 at the date of the t ransaction, and the Company relied upon Viking Nevis’s Guaranty and Repurchase Agreement to determine the value of China Wood shares, in which Viking Nevis, o n April 11, 2012, guaranteed that the price per share of the China Wood Shares that it had previously sold to the Company in consideration of the Company issuing Viking Nevis 14,481,420 shares of Company common stock, would not be less than $4.50 per share and agreed to repurchase the China Wood Shares by tendering shares of common stock of the Company owned by Viking Nevis to the Company if the 45-day volume weighted average price (“VWAP”) of the China Wood Shares was equal to or less than US$4.00 per share. Accordingly, the Company valued the China Wood Shares at $4.00/share and an impairment loss of $2,798,586 was recognized in the Company’s previously issued consolidated financial statements for the year ended December 31, 2011.

During the three month period ended June 30, 2013, the Company re-visited the accounting treatment for the above transactio ns, and determined that the exchange of China Wood shares was a nonmonetary transaction and, therefore, should be accounted under ASC 845, “Nonmonetary Transactions.”  The Company further determined that the exchange of shares had no commercial substance due to fact that the Company’s future cash flows were not expected to significantly change as a result of the exchange of shares.  Therefore, the Company has recorded the value of the China Wood Shares at their carrying value on the transaction date, and the excess of the fair value of purchase consideration over the assets purchased was charged to additional paid in capital.  On December 31, 2011, the China Wood shares were fully impaired and charged to the income statements.

VIKING INVESTMENTS GROUP, INC.

Form 10-Q

VIKING INVESTMENTS GROUP, INC.

Interim Consolidated Financial Statements

(Unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VIKING INVESTMENTS GROUP, INC.
Interim Consolidated Balance Sheets
(Unaudited)
(Amounts expressed in US dollars)

	March 31	December 31
	2013	2012
	(Restated)	(Restated)
	$	$
ASSETS
Cash	226	159,297
Other receivables	11,639	7,332
Total current assets	11,865	166,629
Leasehold improvements	8,335	-
Long-term Investment	-	-
TOTAL ASSETS	20,200	166,629

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
LIABILITIES
Other payables	45,247	62,641
Amount due to Director	50,162	49,767
Short-term loan (Note 6)	-	79,282
Accrued liabilities	61,723	55,830
TOTAL LIABILITIES	157,132	247,520
Going Concern (Note 1)
Related party transactions (Note 4)
Commitment (Note 7)
Subsequent event (Note 9)

STOCKHOLDERS’ DEFICIENCY
Capital Stock
Series C voting Preferred stock, $0.001 par value, 5,000,000 shares authorized, 28,092 shares issued and outstanding as of March 31, 2013 and December 31, 2012	28	28
Common stock, $0.001 par value, 100,000,000 shares authorized and outstanding 24,004,089 shares issued as of March 31, 2013, and 24,683,285 shares issued as of December 31, 2012 (Note 8)	24,005	24,684
Additional Paid-In Capital (Note 8)	5,821,342	5,790,663
Deficit	(5,983,865)	(5,897,879)
Foreign currency translation adjustment	1,558	1,613
TOTAL STOCKHOLDERS’ DEFICIENCY	(136,932)	(80,891)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	20,200	166,629

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.
Interim Consolidated Statements Of Operations And Comprehensive Loss
(Unaudited)
(Amounts expressed in US dollars)

	Three months ended,
	March 31,
	2013	2012
	$	$

Revenue:	-	-
General and administrative expenses:
Office supplies and services	15,076	24,888
Professional fees	37,236	4,490
Rent	4,307	6,261
Wages	29,393	65,515
Total general and administrative expenses	86,012	101,153

Other income	26	7
Loss from continuing operations	(85,986)	(101,146)
Foreign currency translation adjustment	(55)	(31)
Net loss and Comprehensive loss	(86,041)	(101,177)
Loss per common share - Basic and diluted	(0.004)	(0.005)
Weighted average number of common shares outstanding – basic and diluted	24,059,555	18,653,154

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

VIKING INVESTMENTS GROUP, INC.
Interim Consolidated Statements of Stockholders’ deficiency
(Unaudited)
(Amounts expressed in US dollars)

	Common Shares		Preferred Stock		Additional Paid-in	Accumulated Other Comprehensive		Total Stockholders’
	Number	Amount	Number	Amount	Capital	Income	Deficit	Deficiency
					(Restated)		(Restated)	(Restated)
		$		$	$	$	$	$

Balance at December 31, 2011	18,553,778	18,554	-	-	5,428,460	-	(5,467,089)	(20,075)
Net Loss							(430,790)	(430,790)
Foreign currency translation adjustment						1,613		1,613
Expenses assumed by stockholders	422,778	423		-	46,427	-	-	46,850
Issuance for loan collateral	879,196	879			(879)			-
Issuance of preferred stock in exchange of the common stock	(28,092)	(28)	28,092	28				-
Issuance of new shares to shareholder	3,205,960	3,206			155,715			158,921
Issuance of new shares to investor	1,649,665	1,649			160,940			162,589
Balance at December 31, 2012	24,683,285	24,684	28,092	28	5,790,663	1,613	(5,897,879)	(80,891)

Net loss							(85,986)	(85,986)

Foreign currency translation adjustment						(55)		(55)
Issuance of new shares for legal service (note 7)	200,000	200		-	29,800	-	-	30,000
Returned loan collateral	(879,196)	(879)			879			-

Balance at March 31, 2013	24,004,089	24,005	28,092	28	5,821,342	1,558	5,983,865	(136,932)

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

On June 29, 2011, and on August 29, 2011, Viking Investments Group, LLC, a company controlled and managed by the Company’s Chairman, Chief Executive Officer and President, Tom Simeo, incorporated under the laws of The Federation of St. Kitts and Nevis, (“Viking Nevis”) sold 100,000 and 466,813 shares respectively of China Wood, Inc., publicly listed in the United States with the ticker “CNWD”, (the “China Wood Shares”) owned by Viking Nevis, in exchange for 1,912,000 and 12,569,420 newly issued restricted shares of SinoCubate respectively (the SinoCubate Shares”). By August 29, 2011, Viking Nevis completed the purchase of the China Wood Shares by having delivered a total of 566,813 shares of common stock in China Wood, Inc. to the Company. The China Wood Shares were registered in a Form S-1 Registration Statement declared effective by the SEC on April 7, 2011. The China Wood Shares are subject to a “Leak-Out Provision” whereby only a certain amount of shares can be sold per month up and until the first anniversary of the effective day of the aforementioned registration statement, April 7, 2012. The Company accounted the exchange of shares under ASC 845 - Nonmonetary transactions.  Due to the fact that the exchange of shares had no commercial substance, the Company recorded the China Wood Shares as a long-term investment and valued the shares at the carrying value on the transaction date.  The shares were fully impaired as of December 31, 2011.  See Note 2 and 4 for additional information .

VIKING INVESTMENTS GROUP, INC.
Interim Notes to Consolidated Financial Statements
(Unaudited)

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

The financial statements for the period ended March 31, 2013 were restated to reflect the change to the following previously reported items: long term investment, additional paid in capital, and deficit. The accompanying consolidated financial statements for the quarter ended March 31, 2013 have been restated to reflect those corrections.

Due to the adjustments to restate the 2011 financial statements, the effects of the Company’s previously issued consolidated financial statement as of March 31, 2013 are summarized as follows:

Selected Consolidated Balance Sheet information as of March 31, 2013

	Previously Reported	Increase (Decrease) Note 2a	Restated
Assets
Long-term investment	2,267,252	(2,267,252)	-
Total Assets	2,287,452	(2,267,252)	20,200
Stockholders’ Equity
Additional Paid in Capital	8,619,928	(2,798,586)	5,821,342
Deficit	(6,515,199)	531,334	(5,983,865)
Total Stockholders’ Equity	2,130,320	(2,267,252)	(136,932)
Total Liabilities and stockholders’ equity	2,287,452	(2,267,252)	20,200

VIKING INVESTMENTS GROUP, INC.
Interim Notes to Consolidated Financial Statements
(Unaudited)

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

The Company has amended its Annual Report on Form 10-K for the year ending December 31, 2012 to restate its financial statements for the years ended December 31, 2011 and 2012, and will be amending its Form 10-Q for the periods ended September 30, 2011, March 31, 2012, June 30, 2012 and September 30, 2012, as well as its Annual Report on Form 10-K for the year ending December 31, 2011, to give effect to the restatement.

3.	Summary of Significant Accounting Policies

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

As March 31, 2013 and 2012, the Company had no trading and held-to-maturity securities. The Company’s long-term investment in the China Wood Shares was written off as of December 31, 2011.  See Note 4 for more information regarding the China Wood Shares.

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

Recently Adopted Accounting Pronouncements

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

In Aug 2012, the FASB issued ASU2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC SAB No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22(SEC update)” in accounting standards update No.2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114 The adoption of ASU 2012-03 is not expected to have a material impact on the Company’s financial position or result of operation.

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

On June 29, 2011, and on August 29, 2011, Viking Investments, LLC, a company controlled and managed by the Company’s Chairman, Chief Executive Officer and President, Tom Simeo, incorporated under the laws of The Federation of St. Kitts and Nevis, (“Viking Nevis”) sold 100,000 and 466,813 shares respectively of China Wood, Inc., publicly listed in the United States with the ticker “CNWD”, (the “China Wood Shares”) owned by Viking Nevis, in exchange for 1,912,000 and 12,569,420 newly issued restricted shares of the Company respectively. By August 29, 2011, Viking Nevis completed the purchase of the China Wood Shares by having delivered a total of 566,813 shares of common stock in China Wood, Inc. to the Company. The China Wood Shares were registered in a Form S-1 Registration Statement declared effective by the SEC on April 7, 2011. The China Wood Shares were subject to a “Leak-Out Provision” whereby only a certain amount of shares could be sold per month up and until the first anniversary of the effective day of the aforementioned registration statement, (April 7, 2012).   These investments were repurchased on April 15, 2013. (See Note 9)

On November 16, 2012, Viking Nevis purchased 3,205,960 restricted shares of common stock of the Company for an aggregate purchase price of $158,921. The purchase price has been paid, and the shares were issued on December 27, 2012.

As at March 31, 2013, the net amount due to the Company’s CEO and Director, Mr. Simeo, is $50,162 (December 31, 2012: $49,767).

VIKING INVESTMENTS GROUP, INC.
Interim Notes to Consolidated Financial Statements
(Unaudited)

5.	Supplemental Cash Flow Information

	Three months ended
	March 31
	2013		2012
	$		$
Cash paid for:
Interest		-		-
Income taxes (recovery)		-		-
Issuance of new shares for expense and service		30,000		10,693

6.	Short-term Loan

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

7.	Lease Commitment

On January 20, 2013, the Company entered into a two year contract to lease an approximately  65 square meter office facility in Shanghai, China for RMB 15,600 (approximately $2,500 per month) including a management fee. The total rental commitment for the two years is RMB 374,400 (approximately $60,000).

8.	Capital Stock and Additional Paid-in Capital

On Jan 11, 2013, the Company authorized and approved the issuance of 200,000 free trading shares of common stock to David Rees for the provision of $30,000 in legal services rendered to the Company, at a fair value of $0.15 per share.

On January 10, 2013, 879,196 shares of the Company’s common stock which was issued to the creditor as the collateral for the loan were returned to the Company for cancellation. (Note 6)

VIKING INVESTMENTS GROUP, INC.
Interim Notes to Consolidated Financial Statements
(Unaudited)

9.	Subsequent Event (Disposal of long-term investment)

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENT S

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

The Company initially recorded the China Wood Shares at its fair value of $5,065,838 at the date of the transaction, and the Company relied upon Viking Nevis’s Guaranty and Repurchase Agreement to determine the value of China Wood shares, in which Viking Nevis, o n April 11, 2012, guaranteed that the price per share of the China Wood Shares that it had previously sold to the Company in consideration of the Company issuing Viking Nevis 14,481,420 shares of Company common stock, would not be less than $4.50 per share and agreed to repurchase the China Wood Shares by tendering shares of common stock of Buyer owned by Guarantor to Buyer if the 45-day volume weighted average price (“VWAP”) of the China Wood Shares was equal to or less than US$4.00 per share. Accordingly, the Company valued the China Wood Shares at $4.00/share and an impairment loss of $2,798,586 was recognized in the Company’s previously issued consolidated financial statements for the year ended December 31, 2011.

During the three month period ended June 30, 2013, the Company re-visited the accounting treatment for the above transactions, and determined that the exchange of China Wood shares was a nonmonetary transaction and, therefore, should be accounted under ASC 845, "Nonmonetary Transactions."  The Company further determined that the exchange of shares had no commercial substance due to fact that the Company’s future cash flows were not expected to significantly change as a result of the exchange of shares.  Therefore, the Company has now recorded the value of the China Wood Shares at their carrying value on the transaction date, and the excess of the fair value of purchase consideration over the assets purchased was charged to additional paid in capital.  On December 31, 2011, the China Wood shares were fully impaired and charged to the income statements.

The Company has amended its Annual Report on Form 10-K for the year ending December 31, 2012 to restate its financial statements for the years ended December 31, 2011 and 2012, and will be amending its Form 10-Q for the periods ended September 30, 2011, March 31, 2012, June 30, 2012 and September 30, 2012, as well as its Annual Report on Form 10-K for the year ending December 31, 2011.

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

VIKING INVESTMENTS GROUP, INC. (Registrant)

/s/ Tom Simeo	Date: August 19, 2013
Tom Simeo Chief Executive Officer, Director and Treasurer

In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Guangfeng Yang	Date: August 19, 2013
Guangfeng Yang Chief Financial Officer & Director