Form 10-Q
period 2013-06-30
VIKING INVESTMENTS GROUP, INC.
filed 2013-08-19
CIK 1102432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☐    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

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

The number of shares of common stock outstanding as of June 30, 2013 was 16,531,996.

VIKING INVESTMENTS GROUP, INC.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Interim Consolidated Balance Sheets (Unaudited)	F-1

	Interim Consolidated Statements of Operations and Comprehensive Loss (Unaudited)	F-2

	Interim Consolidated Statements of Cash Flows (Unaudited)	F-3

	Interim Consolidated Statements of Stockholders' Deficiency (Unaudited)	F-4

	Notes to Interim Consolidated Financial Statements (Unaudited)	2-11

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12-14

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14

ITEM 4.	CONTROLS AND PROCEDURES	14

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	15

ITEM 1A.	RISK FACTORS	15

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	15

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	15

ITEM 4.	MINE SAFETY DISCLOSURES	15

ITEM 5.	OTHER INFORMATION	15

ITEM 6.	SUBSEQUENT EVENT	15

ITEM 7.	EXHIBITS	16

	SIGNATURES	17

VIKING INVESTMENTS GROUP, INC.
Interim Consolidated Financial Statements
(Unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIKING INVESTMENTS GROUP, INC.
Interim Consolidated Balance Sheets
(Unaudited)
(Amounts expressed in US dollars)

	June 30	December 31
	2013	2012
	(Unaudited)	(Restated)
	$	$
ASSETS
Cash	24,908	159,297
Other receivables	9,706	7,332
Total current assets	34,614	166,629
Leasehold improvements	7,577	-
Long-term Investment	-	-
TOTAL ASSETS	42,191	166,629

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
LIABILITIES
Other payables	60,255	62,641
Amount due to Director	147,504	49,767
Short-term loan (Note 5)	-	79,282
Convertible note payable (Note 9)	102,821
Accrued liabilities	96,444	55,830
TOTAL LIABILITIES	407,024	247,520
Going concern (Note 1)
Related party transactions (Note 3)
Commitment (Note 6)
Subsequent event (Note 10)

STOCKHOLDERS’ DEFICIENCY
Capital Stock
Series C voting Preferred stock, $0.001 par value, 5,000,000 shares authorized, 28,092 shares issued and outstanding as of June 30, 2013 and December 31, 2012	28	28
Common stock, $0.001 par value, 100,000,000 shares authorized and outstanding 16,531,996 shares issued as of June 30, 2013, and 24,683,285 shares issued as of December 31, 2012 (Note 7)	16,533	24,684
Additional Paid-In Capital (Note 7)	5,828,814	5,790,663
Deficit	(6,211,837)	(5,897,879)
Foreign currency translation adjustment	1,629	1,613
TOTAL STOCKHOLDERS’ DEFICIENCY	(364,833)	(80,891)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	42,191	166,629

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.
Interim Consolidated Statements Of Operations And Comprehensive Loss
(Unaudited)
(Amounts expressed in US dollars)

	Three months ended,		Six months ended,
	June 30,		June 30,
	2013	2012	2013	2012
	$	$	$	$
Revenue:	-	-	-	-
General and administrative expenses:
Interest expenses	-	6,183	-	6,183
Office supplies and services	15,023	6,774	30,099	31,662
Professional fees	95,187	35,423	132,423	39,913
Rent	9,754	4,985	14,061	11,245
Wages	63,224	64,753	92,617	130,268
Total general and administrative expenses	183,188	118,118	269,200	219,271

Derivative loss	(44,943)		(44,943)
Fair value change on convertible note	122		122
Other income	37	19	63	26
Loss from continuing operations	(227,972)	(118,099)	(313,958)	(219,245)
Foreign currency translation adjustment	71	(19)	16	(50)
Net loss and Comprehensive loss	(227,901)	(118,118)	(313,942)	(219,295)
Loss per common share - Basic and diluted	(0.013)	(0.006)	(0.015)	(0.012)
Weighted average number of common shares outstanding – basic and diluted	17,763,660	19,482,084	20,894,215	18,813,624

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC
Interim Consolidated Statements Of Cash Flows
(Unaudited)
(Amounts expressed in US dollars)

	Six months	Six months
	Ended	Ended
	June 30, 2013	June 30, 2012
	$	$
Cash flows from operating activities:
Net loss	(313,958)	(219,245)
Amortization	1,516	-
Expenses and service costs assumed by shareholders	-	10,850
Issuance of common shares for expense and service	30,000	-
Derivative loss	44,943
Fair value change on convertible note	(122)	-
(Decrease) in Other payables	(2,386)	-
Increase in accrual expenses	40,614	129,436
(Decrease) in other receivables	(2,374)	(3,328)
Net cash used in operating activities	(201,767)	(82,287)

Cash flows from investing activities:

Leasehold improvements	(9,093)	-
Net cash used in investing activities	(9,093)	-

Cash flows from financing activities:
Amount due to Director	97,737
Proceeds from convertible note	58,000
Proceeds from Short-term loan	-	79,282
Repayment of Short-term loan	(79,282)	-
Net cash provided by (used in) financing activities	76,455	79,282

Effect of exchange rate changes on cash	16	(50)

Net increase/(decrease) in cash	(134,389)	(3,055)

Cash, beginning of period	159,297	7,946

Cash, end of period	24,908	4,891

Supplemental Cash Flow Information (See Note 5)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.
Interim Consolidated Statements of Stockholders’ deficiency
(Unaudited)
(Amounts expressed in US dollars)

	Common Shares		Preferred Stock		Additional Paid-in	Accumulated Other Comprehensive		Total Stockholders’
	Number	Amount	Number	Amount	Capital	Income	Deficit	Deficiency
	$	$	$	$	$	$	$	$
Balance at December 31, 2011	18,553,778	18,554		-	5,428,460	-	(5,467,089)	(20,075)
Net Loss							(430,790)	(430,790)
Foreign currency translation adjustment						1,613		1,613
Expenses assumed by stockholders	422,778	423		-	46,427	-	-	46,850
Issuance for loan collateral	879,196	879			(879)			-

Issuance of preferred stock in exchange of the common stock	(28,092)	(28)	28,092	28				-,

Issuance of new shares to shareholder	3,205,960	3,206			155,715			158,921
Issuance of new shares to investor	1,649,665	1,649			160,940			162,589
Balance at December 31, 2012	24,683,285	24,684	28,092	28	5,790,663	1,613	(5,897,879)	(80,891)
Net loss							(313,958)	(313,958)
Foreign currency translation adjustment	-	-				16	-	16
Issuance of new shares for legal service (Note 7)	200,000	200	-	-	29,800	-	-	30,000
Returned loan collateral	(879,196)	(879)			879			-
Cancellation of shares due to repurchase of CNWD (Note 8)	(7,472,093)	(7,472)	-	-	7,472	-	-	-
Balance at June 30, 2013	16,531,996	16,533	28,092	28	5,828,814	1,629	(6,211,837)	(364,833)

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

On June 29, 2011, and on August 29, 2011, Viking Investments Group, LLC, a company controlled and managed by the Company’s Chairman, Chief Executive Officer and President, Tom Simeo, incorporated under the laws of The Federation of St. Kitts and Nevis, (“Viking Nevis”) sold 100,000 and 466,813 shares respectively of China Wood, Inc., publicly listed in the United States with the ticker “CNWD”, (the “China Wood Shares”) owned by Viking Nevis, in exchange for 1,912,000 and 12,569,420 newly issued restricted shares of SinoCubate respectively (the SinoCubate Shares”). By August 29, 2011, Viking Nevis completed the purchase of the China Wood Shares by having delivered a total of 566,813 shares of common stock in China Wood, Inc. to the Company. The China Wood Shares were registered in a Form S-1 Registration Statement declared effective by the SEC on April 7, 2011. The China Wood Shares are subject to a “Leak-Out Provision” whereby only a certain amount of shares can be sold per month up and until the first anniversary of the effective day of the aforementioned registration statement, April 7, 2012.   The Company accounted the exchange of shares under ASC 845 - Nonmonetary transactions.  Due to the fact that the exchange of shares had no commercial substance, the Company recorded the China Wood Shares as a long-term investment and valued the shares at the carrying value on the transaction date.  The shares were fully impaired as of December 31, 2011.  See Note 2 and 4 for additional information.

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

The Company incurred recurring losses and had a net loss of $313,958 and $219,245 for the six months ended June 30, 2013 and June 30, 2012 respectively. As at June 30, 2013, the Company’s cumulative deficit and stockholders’ deficiency amounted to $6,211,837 and $364,833, and the Company had a cash balance of $24,908 and a working capital deficiency of $372,410.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

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

The Company measures fair value as an exit price using the procedures described below for all instruments measured at fair value. If quoted market prices are not available, fair value is based upon external valuation and internally developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and stock prices. Items valued using internally developed models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be inputs that are readily observable. The determination of fair value considers various factors including interest rate yield curves and time value underlying the financial instruments.

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

h)  Comprehensive income

FASB ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. For the six months ended June 30, 2013 and 2012, comprehensive loss was $313,942 and $219,295 respectively.

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

As of June 30, 2013 and 2012, the Company had no trading and held-to-maturity securities. The Company’s long-term investment in the China Wood Shares was written off as of December 31, 2011.  See Note 3 for more information regarding the China Wood Shares.

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

VIKING INVESTMENTS GROUP, INC.
Interim Notes to Consolidated Financial Statements
(Unaudited)
(Amounts expressed in US dollars)

o)  Convertible notes payable

The Company accounts for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments.

The Company has evaluated the terms and conditions of the convertible note under the guidance of ASC 815. The conversion feature did not meet the definition of “indexed to a company’s own stock” provided for in ASC 815 due to the down round protection feature. Therefore, the conversion feature requires bifurcation and liability classification. Additionally, the default put requires bifurcation because it is indexed to risks that are not associated with credit or interest risk. As a result, the compound embedded derivative comprises of (i) the embedded conversion feature and (i) the default put. Rather than bifurcating and recording the compound embedded derivative as a derivative liability, the Company elected to initially and subsequently measure the convertible note in its entirety at fair value, with changes in fair value recognized in earnings in accordance with ASC 815-15-25-4.

Recently Adopted Accounting Pronouncements

In December 2011, the Financial Accounting Standard Board (“FASB’) issued ASU 2011-11, “Balance sheet (Topic 210), Disclosure about Offsetting Assets and Liabilities”. The guidance in this update requires the Company to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The pronouncement is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The Company adopted this new standard on January 1, 2013 and it had no material effect on the Company’s financial position or results of operations.

In Oct 2012, FASB issued ASU 2012-04, Technical Corrections and Improvements. The amendments in this update cover a wide range of Topics in the accounting standards codification. These amendments include technical corrections and improvements to the accounting standards codification and conforming amendments related to fair value measurements. The adoption of ASU 2012-04 has no material impact on the Company’s financial position or results of operations.

In Aug 2012, the FASB issued ASU2012-03，Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC SAB No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22(SEC update)” in accounting standards update No.2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114 The adoption of ASU 2012-03 has no material impact on the Company’s financial position or result of operations.

In Feb 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  The adoption of ASU 2013-02 has no material impact on the Company’s financial position or results of operations.

VIKING INVESTMENTS GROUP, INC.
Interim Notes to Consolidated Financial Statements
(Unaudited)
(Amounts expressed in US dollars)

Recent Accounting Pronouncements

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

In April 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. The amendments require an entity to present its financial statements using the liquidation basis of accounting when liquidation is imminent unless the liquidation follows a plan that was specified in the entity’s governing documents at the entity’s inception. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective or (b) a plan for liquidation is being imposed by other forces. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The amendments in this Update are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

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

These investments were repurchased by Viking Nevis on April 15, 2013 pursuant to Repurchase Agreement. (See Note 8)

VIKING INVESTMENTS GROUP, INC.
Interim Notes to Consolidated Financial Statements
(Unaudited)
(Amounts expressed in US dollars)

On November 16, 2012, Viking Nevis purchased 3,205,960 restricted shares of common stock of the Company for an aggregate purchase price of $158,921.  The purchase price has been paid, and the shares were issued on December 27, 2012.

As at June 30, 2013, the net amount due to the Company’s CEO and Director, Mr. Simeo, is $147,504 (December 31, 2012: $49,767).  The balance was subsequently converted into common shares of the Company. (See Note 10)

During the period ended June 30 2013, the Company paid accommodation charges of $ 2,741 for the CEO and director of the Company. (2012: Nil)

4.  Supplemental Cash Flow Information

	Six months ended
	June 30
	2013	2012
	$	$
Cash paid for:
Interest	-	-
Income taxes (recovery)	-	-
Issuance of new shares for expense and service	30,000	10,693
Non-cash transaction:
Increase in additional paid in capital - repurchase of CNWD shares	7,472
Decrease in share capital – repurchase of CNWD shares	(7,472)

5. Short-term Loan

On March 22, 2012, the Company entered into a six-month loan agreement with a third party for the amount of $79,282 (RMB500,000 equivalents) repayable on September 20, 2012. The due date of the loan was extended and was settled on January 10, 2013, and the collateral for the loan, 879,196 shares of the Company’s common stock which was issued to the creditor and reflected as issued and outstanding as of December 31, 2012, was returned to the Company for cancellation.

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

On January 10, 2013, 879,196 shares of the Company’s common stock which was issued to the creditor as the collateral for the loan were returned to the Company for cancellation. (Note 6)

On June 6, 2013, 7,472,093 shares of the Company’s common stock were returned by Viking Nevis to the Company for cancellation, pursuant to the Guaranty and Repurchase Agreement. (Note 8)

8. Repurchase Agreement (Disposal of long-term investment)

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

9. Convertible Note

On May 21, 2013, the Company issued a $58,000 8% convertible note with a term expiring on February 28, 2014 (the “Maturity Date”). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock beginning 180 days after the issuance date, at the holder’s option, at a 58% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 130% if prepaid during the period commencing on the closing date through 60 days thereafter, (ii) 135% if prepaid 61 days following the closing through 90 days following the closing, (iii) 140% if prepaid 91 days following the closing through 120 days following the closing, (iv) 150% if prepaid 121 days following the closing through 180 days following the closing, and (v) 175% if prepaid 181 days following the closing through the maturity date. The terms of the convertible note provide for certain redemption features which include features indexed to equity risks. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 22% per annum and the note becomes immediately due and payable.

VIKING INVESTMENTS GROUP, INC.
Interim Notes to Consolidated Financial Statements
(Unaudited)
(Amounts expressed in US dollars)

The Company has evaluated the terms and conditions of the convertible note under the guidance of ASC 815. The conversion feature did not meet the definition of “indexed to a company’s own stock” provided for in ASC 815 due to the down round protection feature. Therefore, the conversion feature requires bifurcation and liability classification. Additionally, the default put requires bifurcation because it is indexed to risks that are not associated with credit or interest risk. As a result, the compound embedded derivative comprises of (i) the embedded conversion feature and (i) the default put. Rather than bifurcating and recording the compound embedded derivative as a derivative liability, the Company elected to initially and subsequently measure the convertible note in its entirety at fair value, with changes in fair value recognized in earnings in accordance with ASC 815-15-25-4.

The following table reflects the allocation of the purchase on the financing dates:

Convertible Notes, Face Value	$58,000

Convertible promissory notes, Fair Value	102,943

Day-one derivative loss	(44,943)

On June 30, 2013, the fair value of the convertible note was $102,821, therefore, a gain of $122 associated with the changes in the fair value of convertible note was recorded for the three and six months ended June 30, 2013.

10.  Subsequent event

On August 15, 2013, the balance due to the CEO and director of the Company, $147,504, was converted into 1,134,646 restricted shares of common stock of the Company at $0.13 per share.

VIKING INVESTMENTS GROUP, INC.

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

PLAN OF OPERATIONS

Overview

The Company’s current business plan comprises two parts:

One part is to incubate and develop in a cost effective and risk adverse approach, a diversified portfolio a number of Internet based successful Internet based start-up companies in the emerging growth countries, with emphasize on The People’s Republic of China, with the ultimate goal for them to become publicly listed companies in the United States or elsewhere.  After an initial incubating period of 3-6 months, the Company will evaluate each project through testing, marketing and research, and determine the potential for success and commercial viability, or, to close it down.  If, after additional testing the Company determines to continue its development, the Company will provide, either through in-house resources, or by inviting third party investors and / or strategic partners resources to participate in the future development in consideration for equity or debt financing, as the case may be.

By inviting students from various parts of the world to participate in the Company’s Internship’s program, the Company will have access to the latest trends and technologies in a cost efficient manner, while at the same time offering a challenging environment to the students, thereby providing a great learning experience.  It is anticipated that the Company at any given time will have 3-6 projects on various stages and between 10-40 students working on these projects.  It is believed that successful completion of a business incubation program increases the likelihood that a company will stay in business for the long term.  There are, however, no guarantee that any of these projects will be fully developed, and if fully developed, that they will become commercial viable and profitable.

Second part of the Company’s business is to provide professional advisory services before and after financing, board member services, accounting, pre-audit and CFO services, corporate governance advice and general corporate management advisory services to entrepreneurs and their advisers in the People’s Republic of China, interested in becoming publicly listed companies in the United States and elsewhere, in consideration for a fee, comprised of either cash or equity, or a combination of both (hereinafter referred to as a “Transaction” or plural “Transactions”). The Company is neither an underwriter as the term is defined in Section 2(a)(11) of the Securities Act of 1933. The Company is not an investment company pursuant to the Investment Company Act of 1940.  The Company is not an investment adviser pursuant to the Investment Advisers Act of 1940 nor is it registered with FINRA or SIPC.

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

Three months ended June 30, 2013 compared to the three months ended June 30, 2012

Liquidity and Capital Resources

At June 30, 2013 and 2012, the Company respectively had US$ 24,908 and US$ 4,891 in cash holdings.

Revenue

During three months ended June 30, 2013 and June 30, 2012, the Company had no revenue.

Expenses

The operating expenses increased by $65,070 to $183,188 in the three months period ended June 30, 2013 from $118,118 in the corresponding period in 2012. The increase was mainly due to the increase of accounting fees and legal fees incurred during the period.

Net Loss

The Company incurred a net loss of $227,972 during the three months ended June 30, 2013 compared with net loss of $118,099 for June 30, 2012.  The increase in net loss was mainly due to the increase of accounting fees, legal fees incurred during the period, and the derivative loss on the convertible note.

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

The Company amended its Annual Report on Form 10-K for the year ending December 31, 2012 to restate its financial statements for the years ended December 31, 2011 and 2012, and will be amending its Form 10-Q for the periods ended September 30, 2011, March 31, 2012, June 30, 2012 and September 30, 2012, as well as its Annual Report on Form 10-K for the year ending December 31, 2011.

On April 15, 2013, pursuant to the Guaranty and Repurchase Agreement, Viking Nevis agreed to repurchase the China Wood Shares from the Company by returning 7,472,093 shares of the Company’s common stock to the Company’s transfer agent for cancellation.  Those 7,472,093 shares were cancelled on June 7, 2013.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company’s financial statements which requires it to make estimates and assumptions that affect the amounts reported in the financial state,ments and accompanying notes.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013 have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since March 31, 2013, there have been no unregistered sales of equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. SUBSEQUENT EVENT

On August 15, 2013, the Company’s Chairman, Chief Executive Officer and President, Tom Simeo converted $147,504 owed to him by the Company in consideration for 1,134,646 restricted shares of the Company’s common stock, calculated as fair value equal the bid price for the Company’s common stock for the past 30 days.

ITEM 7. EXHIBITS

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
___________
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