Form 10-Q/A
period 2011-09-30
VIKING INVESTMENTS GROUP, INC.
filed 2013-09-24
CIK 1102432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
(Amendment No. 2)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number 000-29219

VIKING INVESTMENTS GROUP, INC. F/K/A SINOCUBATE, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0199508
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

138 Pinxinguan Road, Suite 906
Shanghai, China	200070
(Address of principal executive offices)	(Zip Code)

+86 (21) 6034 0015
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

EXPLANATORY NOTE

“SinoCubate, Inc.,” “SinoCubate,” “we,” “us,” or “our,” “Successor” and the “Company” are references to the business of Viking Investments Group, Inc., a Nevada corporation formerly known as SinoCubate, Inc. On June 13, 2012, the Company changed its name from SinoCubate, Inc. to Viking Investments Group, Inc., and effective July 16, 2012, The Financial Industry Regulatory Authority (“FINRA”) approved this name change.

The purpose of this Amendment No. 2 to the Company’s Quarterly Report on Form 10-Q/A (Amendment No.1) for the quarterly period ended September 30, 2011, is to correct an error in the previously reported items: long term investment, additional paid in capital, subscription received and equity.

The effects of the Company’s previously issued consolidated financial statement as of September 30, 2011 are summarized as follows:

Selected Consolidated Balance Sheet information as of September 30, 2011

	Previously Reported	Increase (Decrease)	Restated
	$	$	$
Assets
Long-term Investment	5,065,838	(2,798,586)	2,267,252

Total Assets	5,065,938	(2,798,586)	2,267,352

Stockholders’ Equity
Additional Paid-in Capital	2,883,651	(78,000)	2,805,651
Subscription Received	4,587,838	(2,720,586)	1,867,252
Total Stockholders’ Equity	5,065,938	(2,798,586)	2,267,352
Total Liabilities and Stockholders’ Equity	5,065,938	(2,798,586)	2,267,352

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

SINOCUBATE, INC.
(A Development Stage Company)

Form 10-Q/A

SINOCUBATE, INC.
(A Development Stage Company)
Consolidated Financial Statements
(Unaudited)

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SINOCUBATE, INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)
(Amounts expressed in US dollars)

	September 30, 2011	December 31, 2010
	(Unaudited)
	(Restated)
ASSETS
Cash	$100	$-
Long-term Investments (Notes 3 and 6)	2,267,252	-
TOTAL ASSETS	$2,267,352	$-

LIABILITIES AND STOCKHOLDERS’EQUITY
Current	$-	$-

Related Party Transactions (Note 5)

Capital Stock
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding as of September 30, 2011	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized and outstanding 2,907,075 shares issued as of September 30, 2011, and 995,655 shares issued as of December 31, 2010	$2,908	$996

Additional Paid in Capital (100% Investor's equity of Viking Investments Group LLC, (Delaware))	100	-
Additional Paid-In Capital	2,805,651	2,359,863
Subscription Receivable	1,867,252	-
Deficit	-	(1,305,454)
Deficit accumulated during the development stage	(2,408,559)	(1,055,405)
Total Stockholders' Equity	2,267,352	-

TOTAL LIABILITIES AND STOCKHOLDERS’EQUITY	$2,267,352	$-

The accompanying notes are an integral part of these consolidated financial statements

SINOCUBATE, INC.
(A Development Stage Company)
Consolidated Statement Of Operations And Comprehensive Loss
(Unaudited)
(Amounts expressed in US dollars)

						January 1, 2004 (Date of
						Inception of the
	Three months ended,		Nine months ended			Development Stage) to
	September 30,		September 30,			September 30,
	2011	2010	2011		2010	2011
General and administrative expenses:
Amortization	$-	$-	$-		$-	$27,077
Bad debt	-	-	-		-	525
Corporate promotion	-	-	-		-	13,920
Finance charges	-	-	-		-	27,397
Insurance	-	-	-		-	15,901
Interest on notes payable	-	-	-		-	34,648
Management and consultant fees	-	-	-		-	316,624
Office supplies and services	500	1,000	1,500		3,000	52,442
Professional fees	1,500	3,000	4,500		9,000	338,517
Rent (Note 7)	21,820	-	41,700		-	53,261
Wages	-		-		-	84,258

Loss before other items	(23,820)	(4,000)	(47,700)		(12,000)	(964,570)

Other items:
Loss on disposition of equipment	-	-	-		-	(15,028)
Write-down of intangible assets	-	-	-		-	(50,001)
Write-off of payables	-	-	-		-	73,607
Write-off of notes payable	-	-	-		-	14,823
Gain on settlement of lawsuit	-	-	-		-	44,445
Gain on sale of investment	-	-	-		-	31,874
Other income	-	-	-		-	42,530

Income (loss) from continuing operations	(23,820)	(4,000)	(47,700)		(12,000)	(822,320)

Operating loss (income) from discontinued operations	0	-	-		-	(388,905)

Gain on sales of discontinued operations	0	-	-		-	108,120

Net income (loss)	$(23,820)	$(4,000)	$(47,700)		$(12,000)	$(1,103,105)

Basic and diluted income (loss) per
Common share – continuing operations	(0)	(0)	(0)		(0)	(1)
Weighted average number of common share
outstanding – basic and diluted	1,304,042	995,655	1,304,042		995,655	1,304,042

Comprehensive income (loss)
Net income (loss)	$(23,820)	$(4,000)	$(47,700)		$(12,000)	$(1,103,105)
Foreign currency translation adjustment	0	-	-		-	-
Total comprehensive income (loss)	$(23,820)	$(4,000)	$(47,700	) )	$(12,000)	$(1,103,105)

The accompanying notes are an integral part of these consolidated financial statements

SINOCUBATE, INC.
(A Development Stage Company)
Consolidated Statement Of Cash Flows
(Unaudited)
(Amounts expressed in US dollars)

			January 1, 2004 (Date of
			Inception of the
	Nine months ended		Development Stage) to
	September 30,		September 30,
	2011	2010	2011
Cash flows from operating activities:
Net income (loss)	$(47,700)	$(12,000)	$(1,103,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Finance charges	—	—	27,387
Accrued interest on notes payable	—	—	31,414
Amortization	—	—	27,077
Accrued expenses and service costs assumed by majority shareholder	47,700	12,000	143,458
Acquisition of a wholly-owned subsidary and the liability assumed by majority stockholder	100	—	100
Foreign exchange effect on notes payable	—	—	5,303
Issuance of common stock for services	—	—	1,000
Stock-based compensation	—	—	28,480
Loss on disposition of equipment	—	—	225,184
Write-down of intangible assets	—	—	360,001
Write-off of payables	—	—	(73,607)
Write-off of notes payable	—	—	(18,729)
Gain on settlement of lawsuit	—	—	(44,445)
Gain on sale of discontinued operations	—	—	(108,121)
Gain on sale of investments	—	—	(31,874)
Other income	—	—	(42,530)
Changes in non-cash working capital items:
Accounts payable and accrued liabilities	—	—	150,271
Cash used in continuing operations	100	—	(422,736)
Discontinued operations	—	—	(171,213)

Net cash used in operating activities	100	—	(593,949)

Cash flows from investing activities:
Proceeds from sale of subsidiary	—	—	1
Proceeds from assets disposition	—	—	5,458
Purchase of equipment	—	—	(5,808)
Net cash used in investing activities	—	—	(349)

Cash flows from financing activities:
Settlement of notes payable	—	—	398,614
Proceeds from issuance of common stock	—	—	1,000

Net cash provided by financing activities	—	—	399,614

Effect of exchange rate changes on cash	—	—	(14,734)

Change in cash	100	—	(209,418)

Cash, beginning of period	—	—	209,518

Cash, end of period	$100	$—	$100

Supplemental Cash Flow Information: (see note 8)

The accompanying notes are an integral part of these consolidated financial statements

SINOCUBATE, INC.
(A Development Stage Company)
Consolidated Statement Of Stockholders' Equity
(Unaudited)
(Amounts expressed in US dollars)

									Deficit
							Accumulated		Accumulated
					Additional		Other		During the
	Common Shares		Treasury	Investor's	Paid-in	Subscriptions	Comprehensive		Development
	Number	Amount	Stock	Equity	Capital	Received	Income	Deficit	Stage	Total
					(Restated)	(Restated)				(Restated)
May 3, 1989 (Inception) through December 31, 1997	60,022	$600	$—	$—	$9,400	$—	$—	$(10,000)	$—	$—
Net loss	—	—	—	—	—	—	—	(148,931)	—	(148,931)
Shares issued for cash	180,000	1,800	—	—	148,200	2,000	—	—	—	152,000
Balance at December 31, 1998	240,022	2,400	—	—	157,600	2,000	—	(158,931)	—	3,069
Net loss	—	—	—	—	—	—	—	(511,587)	—	(511,587)
Foreign currency translation adjustment	—	—	—	—	—	—	(14,130)	—	—	(14,130)
Share issued for services	15,000	150	—	—	124,850	—	—	—	—	125,000
Subscription receivable	12,000	120	—	—	99,880	8,000	—	—	—	108,000
Share issued for intangible assets	15,000	150	—	—	124,850	—	—	—	—	125,000
Balance at December 31, 1999	282,022	2,820	—	—	507,180	10,000	(14,130)	(670,518)	—	(164,648)
Net loss	—	—	—	—	—	—	—	(339,063)	—	(339,063)
Foreign currency translation adjustment	—	—	—	—	—	—	18,885	—	—	18,885
Shares issued for cash	21,600	216	—	—	259,784	—	—	—	—	260,000
Shares issued for settlement of debt	4,500	45	—	—	174,955	—	—	—	—	175,000
Subscription receivable	600	6	—	—	9,994	(200)	—	—	—	9,800
Subscription received	30,000	300	—	—	499,700	(9,350)	—	—	—	490,650
Stock option benefit	—	—	—	—	14,235	—	—	—	—	14,235
Balance at December 31, 2000	338,722	3,387	—	—	1,465,848	450	4,755	(1,009,581)	—	464,859
Net loss	—	—	—	—	—	—	—	375,621	—	375,621
Foreign currency translation adjustment	—	—	—	—	—	—	13,629	—	—	13,629
Shares issued for cash	300	3	—	—	2,247	—	—	—	—	2,250
Subscription received	—	—	—	—	—	200	—	—	—	200
Stock option benefit	—	—	—	—	118,920	—	—	—	—	118,920
Repurchase of common stock for treasury	—	—	(270	—	(6,611)	—	—	—	—	(6,881)
Balance at December 31, 2001	339,022	3,390	(270	—	1,580,404	650	18,384	(633,960)	—	968,598
Net loss	—	—	—	—	—	—		(63,864)	—	(63,864)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,155)	—	—	(1,155)
Shares issued for cash	4,500	45	—	—	33,705	—	—	—	—	33,750
Balance at December 31, 2002	343,522	$3,435	$(270	$—	$1,614,109	$650	$17,229	$(697,824)	$—	$937,329
Net loss	—	—	—	—	—	—	—	(607,630)	—	(607,630)
Foreign currency translation adjustment	—	—	—	—	—	—	1,752	—	—	1,752
Stock option benefit	—	—	—	—	11,800		—	—	—	11,800
Cancellation of agreement	—	—	—	—	—	(650)	—	—	—	(650)
Share issues for cash on exercise of options	12,000	120	—	—	11,880	—	—	—	—	12,000
Share issues for consulting services	45,000	450	—	—	49,675	—	—	—	—	50,125
Share issues for intangible assets	60,000	600	—	—	104,400	—	—	—	—	105,000
Share issued for software	60,000	600	—	—	53,400	—	—	—	—	54,000
Balance at December 31, 2003	520,522	5,205	(270	—	1,845,264	—	18,981	(1,305,454)	—	563,726
Net loss	—	—	—	—	—	—	—	—	(795,364)	(795,364)
Foreign currency translation adjustment	—	—	—	—	—	—	(238)	—	—	(238)
Stock-based compensation	—	—	—	—	4,460	—	—	—	—	4,460
Shares issued for cash on exercise of options	1,000	10	—	—	990	—	—	—	—	1,000
Share issued for debt	140,000	1,400	—	—	68,600	—	—	—	—	70,000
Share issued for consulting services	2,000	20	—	—	980	—	—	—	—	1,000
Balance at December 31, 2004	663,522	6,635	(270	—	1,920,294	—	18,743	(1,305,454)	(795,364)	(155,416)
Net loss	—	—	—	—	—	—	—	—	(54,416)	(54,416)
Foreign currency translation adjustment	—	—	—	—	—	—	(702)	—	—	(702)
Share issues for consulting services	18,000	180	—	—	8,820	—	—	—	—	9,000
Balance at December 31, 2005	681,522	6,815	(270	—	1,929,114	—	18,041	(1,305,454)	(849,780)	(201,534)
Net loss	—	—	—	—	—	—	—	—	(36,575)	(36,575)
Foreign currency translation adjustment	—	—	—	—	—	—	563	—	—	563
Share issues for debt	50,000	500	—	—	24,500	—	—	—	—	25,000
Balance at December 31, 2006	731,522	7,315	(270	—	1,953,614	—	18,604	(1,305,454)	(886,355)	(212,546)
Net loss	—	—	—	—	—	—	—	—	(170,950)	(170,950)
Discount on notes payable	—	—	—	—	20,573	—	—	—	—	20,573
Foreign currency translation adjustment	—	—	—	—	—	—	(13,391)	—	—	(13,391)
Balance at December 31, 2007	731,522	7,315	(270	—	1,974,187	—	5,213	(1,305,454)	(1,057,305)	(376,314)
Issuance of new shares	284,637	2,846	—	—	267,559	—	—	—	—	270,405
Cancellation of shares	(20,504)	(205)	270	—	(65)	—	—	—	—	—

Services assumed by majority stockholder	—	—	—	—	32,000	—	—	—	—	32,000
Change in par value of common share from $0.01 per share to $0.001 per share	—	(8,960)	—	—	8,960	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	79,122	79,122
Foreign currency translation adjustment	—	—	—	—	—	—	(5,213)	—	—	(5,213)
Balance at December 31, 2008 (audited)	995,655	996	—	—	2,282,641	—	—	(1,305,454)	(978,183)	—
Services assumed by majority stockholder	—	—	—	—	28,004	—	—	—	—	28,004
Stock-based compensation					24,020					24,020
Net Loss	—	—	—	—	—	—	—	—	(52,024)	(52,024)
Balance at December 31, 2009 (audited)	995,655	996	—	—	2,334,665	—	—	(1,305,454)	(1,030,207)	—
Services assumed by majority stockholder	—	—	—	—	25,198	—	—	—	—	25,198
Net Loss	—	—	—	—	—	—	—	—	(25,198)	(25,198)
Balance at December 31, 2010 (audited)	995,655	996	—	—	2,359,863	—	—	(1,305,454)	(1,055,405)	-
Deficit transfer to accumulated deficit account								1,305,454	(1,305,454)	-
Net Loss	-	-	-	-	-	-	-	-	(47,700)	(47,700)
Services assumed by majority stockholder (Note 7)	-	-	-	-	47,700	-	-	-		47,700
Additional Paid in Capital (Acquisition of Viking Investments Group LLC, (Delaware)' s 100% equity and the payment was assumed by majority stockholder)				100						100
Issuance of 1,912,000 new shares for exchanging common stock of China Wood (note 2)	1,912,000	1,912			398,088					400,000
Issuance of 12,569,420 new shares for exchanging common stock of China Wood (note 2)						1,867,252				1,867,252
Balance at September 30, 2011 (Unaudited)	2,907,655	$2,908	-	100	$2,805,651	$1,867,252	$-	-	(2,408,559)	2,267,352

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

Note 2. Restatement of financial statements

The financial statements for the period ended September 31, 2011 have been restated to reflect the change to the following previously reported items: long term investment, additional paid in capital, subscription received and equity. The accompanying consolidated financial statements for the quarter ended September 31, 2011 have been restated to reflect those corrections.

The effects of the Company’s previously issued consolidated financial statement as of September 30, 2011 are summarized as follows:

Selected Consolidated Balance Sheet information as of September 30, 2011

	Previously Reported	Increase (Decrease)	Restated
	$	$	$
Assets
Long-term Investment	5,065,838	(2,798,586)	2,267,252

Total Assets	5,065,938	(2,798,586)	2,267,352

Stockholders’ Equity
Additional Paid-in Capital	2,883,651	(78,000)	2,805,651
Subscription Received	4,587,838	(2,720,586)	1,867,252
Total Stockholders’ Equity	5,065,938	(2,798,586)	2,267,352
Total Liabilities and Stockholders’ Equity	5,065,938	(2,798,586)	2,267,352

SINOCUBATE, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Amounts expressed in US Dollars)
(Unaudited)

Note 2a

The Company has restated its financial statements for the period ended September 31, 2011 to correct an error in the recording of the carrying value of its investment in China Wood, Inc. ("China Wood").

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

Note 3. Nature of Business and Going Concern Assumption

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

SINOCUBATE, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Amounts expressed in US Dollars)
(Unaudited)

On December 19, 2009, the Company announced a strategic partnership with Viking Investments Group LLC, incorporated in Delaware (“Viking Delaware”), whereby Viking Delaware , in exchange for a fee, and SinoCubate will work together and assist various business entities in the Peoples Republic of China or the PRC in their endeavors to become publicly listed companies in the United States. In connection with the strategic agreement, the Company was to newly issue 4,750,000 shares of the Company’s common stock to Viking Delaware in exchange for One Hundred Thousand (100,000) shares of common stock of Renhuang Pharmaceutical, Inc. or Renhuang owned by Viking Delaware, and newly issue 15,000,000 shares of the Company’s common stock to Viking Delaware in exchange for entry into the strategic partnership agreement. In connection with the foregoing transactions, Philip Wan and Yung Kong Chin were appointed directors and officers of the Company and were each granted warrants to purchase 50,000 shares of common stock of the Company at an exercise price of $0.26 per share exercisable in whole or in part at any time during the 3 years after issuance. Effective, March 26, 2010, the parties elected to terminate the strategic partnership agreement and the directors and officers appointed thereby, Messrs. Wan and Chin, resigned as directors and officers of the Company and agreed not to exercise their warrants to purchase the Company’s shares. The Company has subsequently cancelled the warrants. No shares were issued to Viking Delaware and neither the Company nor Viking Delaware has monetary or other demand on the other related to the cancellation.

On June 29, 2011, and on August 29, 2011, Viking Investments Group LLC, a company controlled and managed by the Company’s Chairman, Chief Executive Officer and President, Tom Simeo, incorporated under the laws of The Federation of St. Kitts and Nevis, (“Viking Nevis”) sold 100,000 and 466,813 shares respectively of China Wood, Inc., publicly listed in the United States with the ticker “CNWD”, (the “China Wood Shares”) owned by Viking Nevis, in exchange for 1,912,000 and 12,569,420 newly issued restricted shares of SinoCubate respectively (the SinoCubate Shares”). On August 29, 2011, the Company acquired from Tom Simeo, the Company’s Chairman, Chief Executive Officer and President, Viking Investments Group LLC, incorporated in Delaware (“Viking Delaware ”) for a nominal value of One Hundred Dollars ($100). At the time of the acquisition, except for a lease obligation related to the Company’s office, located at Kerry Centre, 1515 West Nanjing Road, Suite 1002, Shanghai, P.R. China, 200040, Viking Delaware had no assets and no liabilities. By August 29, 2011, Viking Nevis completed the purchase of the China Wood Shares by having delivered a total of 566,813 shares of common stock in China Wood, Inc. to the Company. The China Wood Shares were registered in a Form S-1 Registration Statement declared effective by the SEC on April 7, 2011. The China Wood Shares are subject to a “Leak-Out Provision” whereby only a certain amount of shares can be sold per month up and until the first anniversary of the effective day of the aforementioned registration statement, April 7, 2012 On December 31, 2011, the China Wood Shares were fully impaired and charged to the income statements.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Note 4. Summary of Significant Accounting Policies

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

Note 5. Related Party Transactions

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

Note 6. Long-term investment

	September 30,		December
	(Unaudited)		31, 2010
	2011	2010	(Audited)
	(Restated)
China Wood Inc.
- Under the Company’s name	—	—	$—
- Under Viking Investments Group LLC ( Delaware )’s name	$2,267,252	$—	—

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

As stated in Note 2, the Company, in valuing the China Wood Shares, had initially relied upon Viking Nevis’s Guaranty and Repurchase Agreement, to value the China Wood Shares at $4.00/share in its financial statements for the period ended September 31, 2011. During the three month period ended June 30, 2013, the Company re-visited the accounting treatment for the above transactions, and determined that the exchange of China Wood Shares was a nonmonetary transaction and, therefore, should be accounted under ASC 845, “Nonmonetary Transactions.” The Company further determined that the exchange of shares had no commercial substance due to the fact that the Company’s future cash flows were not expected to significantly change as a result of the exchange of the shares. Therefore, the Company has now recorded the value of the China Wood Shares at their carrying value on the transaction date, and the excess of the fair value of purchase consideration over the assets purchased has been charged to additional paid in capital. On December 31, 2011, the China Wood Shares were fully impaired and charged to the income statements.

Note 7. Expenses and Commitment

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

Note 8. Supplemental Cash Flow Information

			January 1, 2004
			(Date of Inception of the
	Nine months ended September 30,		Development stage) to September 30,
	2011	2010	2011
	(Restated)
Cash paid for:
Interest	$—	$—	$—
Income taxes (recovery)	$—	$—	$(3,934)

Common shares issued to settle notes payable	$—	$—	$295,405
Expenses assumed by principal stockholders	$47,700	$12,000	$143,458

Acquisition of a wholly owned subsidiary on non-cash basis	$(100)	$-
Liability assumed by majority shareholder to acquire a wholly owned subsidiary	$100	$-
Increase in paid in capital resulted from acquiring 100,000 common shares of China Wood by issuance of 1,912,000 common shares of the Company	$476,088	$-
Excess of fair value of purchase consideration over assets purchased	$(78,000)
Increase in share capital resulted from acquiring 100,000 common shares of China Wood by issuance of 1,912,000 common shares of the Company	$1,912	$-
Increase in subscription receivable resulted from acquiring 466,813 common shares of China Wood by issuance of 12,569,420 common shares of the Company	$4,587,838	$-
Excess of fair value of purchase consideration over assets purchased	$(2,720,586)

SINOCUBATE, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Amounts expressed in US Dollars)
(Unaudited)

Note 9. Discontinued Operations

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

Note 10 .Termination of agreement

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

lSINOCUBATE, INC.
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

VIKING INVESTMENTS GROUP, INC. f/k/a SINOCUBATE, INC.
(Registrant)

Date: September 24, 2013	By:	/s/ Tom Simeo
Tom Simeo
Chief Executive Officer and Director