Form 10-K/A
period 2011-12-31
VIKING INVESTMENTS GROUP, INC.
filed 2013-09-24
CIK 1102432

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

The financial statements for the years ended December 31, 2011 are being restated, and this Annual Report on Form 10-K is being amended, to correct an error in the previously reported items: long term investment, additional paid in capital, net loss, impairment loss in long term investment, and basic and diluted income per common share.

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

The effects of the adjustments on the Company’s previously issued 2011 consolidated financial statement are summarized as follows:

Selected Consolidated Balance Sheet information as of December 31, 2011.

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

FORM 10-K/A

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

Liquidity and Capital Resources

At December 31, 2011 the Company had working capital deficiency of US$ 20,075

At December 31, 2011, the Company had a holding of 566,813 shares of China Wood, with the open market bid price at December 31, 2011 of US$6 per share with an aggregate value of approximately US$3,400,878. The stock is currently illiquid, the Company has valued the stock at $0.00 per share as of December 31, 2011.

Revenue

The Company had no net sales at December 31, 2011 or December 31, 2010.

Expenses

The operating expenses were $3,106,230 in the year ended December 31, 2011, compared with $25,198 for the corresponding period in 2010.  The increase was mainly due to office rental fees, wages, the office expenses and impairment loss on long-term investment.

Net Loss

The Company incurred a net loss of $3,106,230 in the year ended December 31, 2011, compared with net loss of $25,198 in the year ended December 31, 2010. The increase in net loss was mainly due to rental fees, wages and the office expenses.

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

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm	F-2
Balance Sheet (Restated)	F-3
Statement of Operations and Comprehensive Loss (Restated)	F-4
Statement of Cash Flows (Restated)	F-5 - F-6
Statement of Stockholders' Deficiency (Restated)	F-7 - F-9
Notes to Financial Statements	F-10 - F21

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
LICENSED PUBLIC ACCOUNTANTS
TORONTO • MONTREAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
SinoCubate, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of SinoCubate, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, comprehensive loss, statement of stockholders' deficiency, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of the Company from the date of inception to December 31, 2007, which statements reflect cumulative total assets of $66,273 and cumulative expenses of $1,057,305 for the period from inception to December 31, 2007.  Those statements were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to the cumulative financial information from inception of the development stage on January 1, 2004 to December 31, 2007, is based solely on the report of the other auditor.

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

As discussed in Note 2, the accompanying financial statements as of and for the year ended December 31, 2011 were restated for the correction of an error.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is a development stage company, and has no established source of revenue. Management’s plans regarding these matters are also disclosed in Note 1. The conditions raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

“SCHWARTZ LEVITSKY FELDMAN LLP”

Toronto, Ontario, Canada	Chartered Accountants
April 14, 2012 except for note 2 to the consolidated financial statements, which was as of September 10, 2013	Licensed Public Accountants

2300 Yonge street
Ste. 1500, Box 2434
Toronto, Ontario M4P 1E4
Tel:  416 785 5353
Fax:  416 785 5663

SINOCUBATE, INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Audited)
(Amounts expressed in US dollars)

	December 31
	2011	2010
	(Restated)
ASSETS
Cash	$7,946	$-
Other receivables	718	-
Total current assets	8,664	-
Long-term Investment (Notes 5)	-	-

TOTAL ASSETS	$8,664	$-

LIABILITIES AND STOCKHOLDERS’EQUITY
LIABILITIES
Current liabilities
Accrued expenses	$28,739	$-
TOTAL LIABILITIES	$28,739	$-

Related Party Transactions (Note 4) Commitment (Note 7)
Subsequent Event (Note 12)

STOCKHOLDER’S DEFICIENCY
Capital Stock
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding as of December 31, 2011 and
2010 (Note 10)	-	-

Common stock, $0.001 par value, 100,000,000 shares
authorized and outstanding 18,553,778 shares issued
as of December 31, 2011, and 995,655 shares issued
as of December 31, 2010 (Note 10)	$18,554	$996

Additional Paid-In Capital (Note 10)	5,428,460	2,359,863
Deficit	(1,305,454)	(1,305,454)
Deficit accumulated during the development stage	(4,161,635)	(1,055,405)

TOTAL STOCKHOLDER’S DEFICIENCY	(20,075)	-
		-
TOTAL LIABILITIES AND STOCKHOLDERS’DEFICIENCY	$8,664	$-

The accompanying notes are an integral part of these consolidated financial statements

SINOCUBATE, INC.
(A Development Stage Company)
Consolidated Statement Of Operations And Comprehensive Loss
(Audited)
(Amounts expressed in US dollars)

	For the Year Ended	For the Year Ended	January 1, 2004 (Date of Inception of the Development Stage) to
	December 31, 2011	December 31, 2010	December 31, 2011
	(Restated)		(Restated)
General and administrative expenses:
Amortization	$-	$	$27,077
Bad debt	-		525
Corporate promotion	-		13,920
Finance charges	-		27,397
Insurance	-		15,901
Interest on notes payable	-		34,648
Management and consultant fees	-		314,374
Office supplies and miscellaneous expenses	24,675	3,198	75,617
Professional fees	35,739	22,000	367,256
Rent	43,676		59,987
Wages	734,902		819,160
Impairment loss on long-term investment (note 5)	2,267,252		2,267,252

Loss before other items	(3,106,244)	(25,198)	(4,023,114)

Other items:
Loss on disposition of equipment	-		(15,028)
Write-down of intangible assets	-		(50,001)
Write-off of payables	-		73,607
Write-off of notes payable	-		14,823
Gain on settlement of lawsuit	-		44,445
Gain on sale of investment	-		31,874
Other income	14		42,544

Loss from continuing operations	(3,106,230)	(25,198)	(3,880,850)

Operating loss from discontinued operations	-		(388,905)

Gain on sales of discontinued operations	-		108,120

Net loss and Comprehensive loss	$(3,106,230)	$(25,198)	$(4,161,635)

Basic and diluted Loss per common share	(0.72)	(0.03)
Weighted average number of common share
outstanding – basic and diluted	4,306,118	995,655

The accompanying notes are an integral part of these consolidated financial statements.

SINOCUBATE, INC.
(A Development Stage Company)
Consolidated Statement Of Cash Flows
(Audited)
(Amounts expressed in US dollars)

	For the Year Ended	For the Year Ended	January 1, 2004 (Date of Inception of the Development Stage) to
	December 31, 2011	December 31, 2010	December 31, 2011
	(Restated)		(Restated)
Cash flows from operating activities:

Net loss	$(3,106,230)	$(25,198)	$(4,161,635)
Adjustments to reconcile net loss to net cash used in operating activities:

Finance charges			27,387
Accrued interest on notes payable			31,414
Amortization			27,077
Expenses and service costs assumed by shareholders	769,378	25,198	871,886
Foreign exchange effect on notes payable			5,303
Issuance of common stock for services			1,000
Stock-based compensation			28,480
Loss on disposition of equipment			225,184
Write-down of intangible assets			360,001
Write-off of payables			(73,607)
Write-off of notes payable			(18,729)
Gain on settlement of lawsuit			(44,445)
Gain on sale of discontinued operations			(108,121)
Gain on sale of investments			(31,874)
Other income			(42,530)
Impairment loss on long-term investment (note 5)	2,267,252		2,267,252
Changes in non-cash working capital items:
Increase in accrued expenses	28,739		28,739
Other receivables	(718)		142,803
Cash used in continuing operations	(41,579)	-	(464,415)

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

SINOCUBATE, INC.
(A Development Stage Company)
Consolidated Statement Of Stockholders' Equity
(Audited)
(Amounts expressed in US dollars)

	Common Shares		Treasury	Additional Paid-in Capital	Subscriptions	Accumulated Other Comprehensive		Deficit Accumulated During the Development Stage	Total Stockholders’ Equity/(Deficiency)
	Number	Amount	Stock	(Restated)	Received	Income	Deficit	(Restated)	(Restated)
		$	$	$	$	$	$	$	$
May 3, 1989 (Inception) through December 31, 1997	60,022	600	—	9,400	—	—	(10,000)	—	—
Net loss	—	—	—	—	—	—	(148,931)	—	(148,931)
Shares issued for cash	180,000	1,800	—	148,200	2,000	—	—	—	152,000
Balance at December 31, 1998	240,022	2,400	—	157,600	2,000	—	(158,931)	—	3,069
Net loss	—	—	—	—	—	—	(511,587)	—	(511,587)
Foreign currency translation adjustment	—	—	—	—	—	(14,130)	—	—	(14,130)
Share issued for services	15,000	150	—	124,850	—	—	—	—	125,000
Subscription receivable	12,000	120	—	99,880	8,000	—	—	—	108,000
Share issued for intangible assets	15,000	150	—	124,850	—	—	—	—	125,000
Balance at December 31, 1999	282,022	2,820	—	507,180	10,000	(14,130)	(670,518)	—	(164,648)
Net loss	—	—	—	—	—	—	(339,063)	—	(339,063)
Foreign currency translation adjustment	—	—	—	—	—	18,885	—	—	18,885
Shares issued for cash	21,600	216	—	259,784	—	—	—	—	260,000
Shares issued for settlement of debt	4,500	45	—	174,955	—	—	—	—	175,000
Subscription receivable	600	6	—	9,994	(200)	—	—	—	9,800
Subscription received	30,000	300	—	499,700	(9,350)	—	—	—	490,650
Stock option benefit	—	—	—	14,235	—	—	—	—	14,235
Balance at December 31, 2000	338,722	3,387	—	1,465,848	450	4,755	(1,009,581)	—	464,859
Net loss	—	—	—	—	—	—	375,621	—	375,621
Foreign currency translation adjustment	—	—	—	—	—	13,629	—	—	13,629
Shares issued for cash	300	3	—	2,247	—	—	—	—	2,250
Subscription received	—	—	—	—	200	—	—	—	200
Stock option benefit	—	—	—	118,920	—	—	—	—	118,920
Repurchase of common stock for treasury	—	—	(270)	(6,611)	—	—	—	—	(6,881)
Balance at December 31, 2001	339,022	3,390	(270)	1,580,404	650	18,384	(633,960)	—	968,598
Net loss	—	—	—	—	—		(63,864)	—	(63,864)
Foreign currency translation adjustment	—	—	—	—	—	(1,155)	—	—	(1,155)
Shares issued for cash	4,500	45	—	33,705	—	—	—	—	33,750
Balance at December 31, 2002	343,522	3,435	(270)	1,614,109	650	17,229	(697,824)	—	937,329
Net loss	—	—	—	—	—	—	(607,630)	—	(607,630)
Foreign currency translation adjustment	—	—	—	—	—	1,752	—	—	1,752
Stock option benefit	—	—	—	11,800		—	—	—	11,800
Cancellation of agreement	—	—	—	—	(650)	—	—	—	(650)
Share issues for cash on exercise of options	12,000	120	—	11,880	—	—	—	—	12,000
Share issues for consulting services	45,000	450	—	49,675	—	—	—	—	50,125
Share issues for intangible assets	60,000	600	—	104,400	—	—	—	—	105,000

	Common Shares		Treasury	Additional Paid-in Capital	Subscriptions	Accumulated Other Comprehensive		Deficit Accumulated During the Development Stage	Total Stockholders’ Equity/(Deficiency)
	Number	Amount	Stock	(Restated)	Received	Income	Deficit	(Restated)	(Restated)
		$	$	$	$	$	$	$	$
Share issued for software	60,000	600	—	53,400	—	—	—	—	54,000
Balance at December 31, 2003	520,522	5,205	(270)	1,845,264	—	18,981	(1,305,454)	—	563,726
Net loss	—	—	—	—	—	—	—	(795,364)	(795,364)
Foreign currency translation adjustment	—	—	—	—	—	(238)	—	—	(238)
Stock-based compensation	—	—	—	4,460	—	—	—	—	4,460
Shares issued for cash on exercise of options	1,000	10	—	990	—	—	—	—	1,000
Share issued for debt	140,000	1,400	—	68,600	—	—	—	—	70,000
Share issued for consulting services	2,000	20	—	980	—	—	—	—	1,000
Balance at December 31, 2004	663,522	6,635	(270)	1,920,294	—	18,743	(1,305,454)	(795,364)	(155,416)
Net loss	—	—	—	—	—	—	—	(54,416)	(54,416)
Foreign currency translation adjustment	—	—	—	—	—	(702)	—	—	(702)
Share issues for consulting services	18,000	180	—	8,820	—	—	—	—	9,000
Balance at December 31, 2005	681,522	6,815	(270)	1,929,114	—	18,041	(1,305,454)	(849,780)	(201,534)
Net loss	—	—	—	—	—	—	—	(36,575)	(36,575)
Foreign currency translation adjustment	—	—	—	—	—	563	—	—	563
Share issues for debt	50,000	500	—	24,500	—	—	—	—	25,000
Balance at December 31, 2006	731,522	7,315	(270)	1,953,614	—	18,604	(1,305,454)	(886,355)	(212,546)
Net loss	—	—	—	—	—	—	—	(170,950)	(170,950)
Discount on notes payable	—	—	—	20,573	—	—	—	—	20,573
Foreign currency translation adjustment	—	—	—	—	—	(13,391)	—	—	(13,391)
Balance at December 31, 2007	731,522	7,315	(270)	1,974,187	—	5,213	(1,305,454)	(1,057,305)	(376,314)
Issuance of new shares	284,637	2,846	—	267,559	—	—	—	—	270,405
Cancellation of shares	(20,504)	(205)	270	(65)	—	—	—	—	—
Services assumed by majority stockholder	—	—	—	32,000	—	—	—	—	32,000
Change in par value of common share from $0.01 per share to $0.001 per share	—	(8,960)	—	8,960	—	—	—	—	—
Net income	—	—	—	—	—	—	—	79,122	79,122
Foreign currency translation adjustment	—	—	—	—	—	(5,213)	—	—	(5,213)
Balance at December 31, 2008 (audited)	995,655	996	—	2,282,641	—	—	(1,305,454)	(978,183)	—
Services assumed by majority stockholder	—	—	—	28,004	—	—	—	—	28,004
Stock-based compensation				24,020					24,020
Net Loss	—	—	—	—	—	—	—	(52,024)	(52,024)
Balance at December 31, 2009 (audited)	995,655	996	—	2,334,665	—	—	(1,305,454)	(1,030,207)	—
Services assumed by majority stockholder	—	—	—	25,198	—	—	—	—	25,198
Net Loss	—	—	—	—	—	—	—	(25,198)	(25,198)
Balance at December 31, 2010	995,655	996	—	2,359,863	—	—	(1,305,454)	(1,055,405)	-

	Common Shares		Treasury	Additional Paid-in Capital	Subscriptions	Accumulated Other Comprehensive		Deficit Accumulated During the Development Stage	Total Stockholders’ Equity/(Deficiency)
	Number	Amount	Stock	(Restated)	Received	Income	Deficit	(Restated)	(Restated)
		$	$	$	$	$	$	$	$
Net Loss	-	-	-	-	-	-	-	(3,106,230)	(3,106,230)
Expenses assumed by stockholders	-	-	-	51,148	-	-	-		51,148
Issuance 14,481,420 new shares for exchanging 566,813 shares of the common stock of China Wood (note 10)	14,481,420	14,481		5,051,357					5,065,838
Excess of fair value of purchase consideration over assets purchased (note 2)				(2,798,586)					(2,798,586)
Issuance new shares for investment from shareholders (Note 10)	263,780	264		49,261					49,525
Issuance new shares to shareholders for expenses assumed (Note 10)	2,812,923	2,813		715,417					718,230
Balance at December 31, 2011	18,553,778	18,554	-	5,428,460	-	-	(1,305,454)	(4,161,635)	(20,075)

The accompanying notes are an integral part of these consolidated financial statements.

Note 1	Nature of Business and Going Concern

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

The Company had a net loss of $3,106,230 and $25,198 for the years ended December 31, 2011 and December 31, 2010 respectively. The Company had cash balances in the amount of $7,946. The Company’s loss in 2011 was higher than 2010 as a result of an impairment loss recognized for a long-term investment owned by the Company as of December 31, 2011 (See Note 5). The Company had a working capital deficiency in the amount of $20,075 as of December 31, 2011.The Company’s ability to continue as a going concern is dependent upon its ability to generate

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

Note 2	Restatement of financial statements

The financial statements for the years ended December 31, 2011 was being restated, and this Annual Report on Form 10-K is being amended, to correct an error in the previously reported items: long term investment, additional paid in capital, net loss, impairment loss in long term investment, and basic and diluted income per common share.

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

The effects of the adjustments on the Company’s previously issued 2011 consolidated financial statement are summarized as follows:

Selected Consolidated Balance Sheet information as of December 31, 2011

	Previously Reported	Increase (Decrease)	Restated
	$	$	$
Assets
Long-term investment	2,267,252	(2,267,252)	-

Total Assets	2,275,916	(2,267,252)	8,664

Stockholders’ Equity
Additional Paid in Capital	8,227,046	(2,798,586)	5,428,460
Deficit accumulated during the
Development stage	(4,692,969)	531,334	(4,161,635)

Total Stockholders’ Equity (Deficiency)	2,247,177	(2,267,252)	(20,075)

Total Liabilities and Stockholders’ Equity (Deficiency)	2,275,916	(2,267,252)	8,664

Note 2	Restatement of financial statements (continued)

Selected Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2011

	Previously Reported	Increase (Decrease)	Restated
	$	$	$
Impairment loss on long-term investment	2,798,586	(531,334)	2,267,252
Loss before other items	(3,637,578)	531,334	(3,106,244)
Loss from continuing operations	(3,637,564)	531,334	(3,106,230)
Net Loss and Comprehensive Loss	(3,637,564)	531,334	(3,106,230)
Basic and diluted loss per common share	(0.84)	0.12	(0.72)

Selected Consolidation Statements of Cash Flows information for the year ended December 31, 2011

	Previously Reported	Increase (Decrease)	Restated
	$	$	$
Net loss	(3,637,564)	531,334	(3,106,230)
Impairment loss on long term investment	2,798,586	(531,334)	2,267,252

Note 2a

The company has restated its 2011 financial statements to correct an error in the recording of the carrying value of its investment in China Wood, Inc. ("China Wood") (See Note 5).

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

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 820, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1: inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Note 3	Summary of Significant Accounting Policies (continued)

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

FASB ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. For the fiscal years ended December, 2011 and 2010, comprehensive loss was $(3,106,230) and $ (25,198) respectively.

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

Note 3	Summary of Significant Accounting Policies (continued)

i)	Stock-Based Compensation

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

As December 31, 2011 and 2010, the Company has no trading and held-to-maturity securities. The Company’s long-term investment was classified as available-for-sale and was determined to be fully impaired as of December 31, 2011.

Note 3	Summary of Significant Accounting Policies (continued)

k)	Recent Accounting Pronouncements

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

These investments were fully impaired as of December 31, 2011 and were repurchased on April 15, 2013. (See Note 5 and 12)

Note 5	Long-term investment

	December 31,	December 31,
	2011	2010
	$	$
Shares of Common Stock in China Wood Inc.	5,065,838	-
Less: Excess of fair value of purchase consideration over assets purchased	(2,798,586)	-
Impairment loss	(2,267,252)	-
Net value	-	-

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

Expenses including the rental, professional service fee, other office expenses for the years ended December 31, 2011 and December 31, 2010 were $3,106,244 and $25,198, respectively, were all assumed by the major stockholders.

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

Note 7	Commitment

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

Note 8	Supplemental Cash Flow Information

	Years ended December 31,			January 1, 2004 (Date of Inception of the Development stage) to December 31,
	2011	2010		2011
	(Restated)			(Restated)
Cash paid for:
Interest	$—		$—	$—
Income taxes (recovery)	$—		$—	$(3,934))

Common shares issued to settle notes payable	$—		$—	$295,405
Expenses paid by principal stockholders	$769,378		$25,198	$871,786
Share issued for the acquisition of China Wood shares	$5,051,357	$		$5,051,357
Excess of fair value of purchase consideration over assets purchased	$(2,798,586)	$		$(2,798,586)

Note 9	Income Tax

The Company’s deferred tax assets are as follows:

	December 31, 2011	December 31, 2010
	(Restated)
Net operating loss carry-forwards	$3,106,230	$25,198
Statutory tax rate	35%	35%
Income Tax at Statutory tax rate	1,087,181	8,819
Non-deductible expenses	(1,044,919)	-
Valuation allowance	(42,262)	(8,819)
	$-	$-

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

Note 10	Capital Stock and Additional Paid-in Capital

	December 31, 2011			December 31, 2010
	Number of shares			Number of shares
	Authorized	Outstanding	Amount	Authorized	Outstanding	Amount
			(Restated)			$
Capital Stock			$

Preferred stock, $0.001 par value	5,000,000	-	-	5,000,000	-		-
Common stock, $0.001 par value	100,000,000	18,553,778	18,554	100,000,000	995,655		996
Additional Paid-in Capital			5,428,460				2,359,863

(a)	Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value $.001 per share, none of which are currently outstanding.

(b)	Common Stock

On June 29, 2011 and August 29, 2011, the company issued 1,912,000 and 12,569,420 shares of common stock, par value $0.001 per share respectively, to Viking Nevis, to exchange for common shares 100,000 and 466,813 common shares of China Wood, Inc., which is publicly listed in the United States with the ticker “CNWD”, (the “China Wood Shares”) owned by Viking Nevis. (note 2)

Note 10	Capital Stock and Additional Paid-in Capital (continued)

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

Assumption used to estimate the fair value of stock warrants on the granted date is as follows:

Issuance Date	Expected volatility	Risk-free rate	Expected term (years)	Dividend yield
December 16, 2009	204.70%	0.11%	3	0.00%

The Company did not issue any stock options or warrants during 2010 and 2011. In 2011, the Company cancelled all options and warrants issued in 2009.

Note 11	Risk Management

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

Note 12	Subsequent Event

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

Exhibits

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
____________
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
Tom Simeo
Chief Executive Officer, Director and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 24, 2013	By:	/s/ Guangfeng Yang
Guangfeng Yang
Chief Financial Officer & Director