Form 10-Q/A
period 2012-03-31
VIKING INVESTMENTS GROUP, INC.
filed 2013-09-24
CIK 1102432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number 000-29219

VIKING INVESTMENTS GROUP, INC. F/K/A SINOCUBATE, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0199508
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

138 Pinxinguan Road, Suite 906
Shanghai, P.R. China	200070
(Address of principal executive offices)	(Zip Code)

+ 86 (21) 6034 0015
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

The financial statements for the period ended March 31, 2012 are being restated, and this Quarterly Report on Form 10-Q is being amended, to reflect the change to the following previously reported items: long term investment, additional paid in capital, and deficit. The accompanying consolidated financial statements for the quarter ended March 31, 2012 have been restated to reflect those corrections.

Due to the adjustments to restate the 2011 financial statements, the effects of the Company’s previously issued consolidated financial statement as of March 31, 2012 are summarized as follows:

Selected Consolidated Balance Sheet information as of March 31, 2012

	Previously Reported	Increase (Decrease) Note 2a	Restated
Assets
Long-term investment	2,267,252	(2,267,252)	-
Total Assets	2,311,695	(2,267,252)	44,443
Stockholders’ Equity (Deficiency)
Additional Paid in Capital	8,237,694	(2,798,586)	5,439,108
Deficit accumulated during the development stage	(4,794,115)	531,334	(4,262,781)
Total Stockholders’ Equity (Deficiency)	2,156,693	(2,267,252)	(110,559)
Total Liabilities and Stockholders’ Equity (Deficiency)	2,311,695	(2,267,252)	44,443

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

SINOCUBATE, INC.
(A Development Stage Company)

Form 10-Q

SINOCUBATE, INC.
(A Development Stage Company)
Financial Statements
(Unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SINOCUBATE, INC.
(A Development Stage Company)
Interim Consolidated Balance Sheets
(Unaudited)
(Amounts expressed in US dollars)

	March 31 2012	December 31 2011
	(Unaudited)	(Audited)
	(Restated)	(Restated)
ASSETS
Cash	$33,977	$7,946
Advance to suppliers	7,928	-
Other receivables	2,537	718
Total current assets	44,443	8,664
Long-term Investment (Note 3)	-	-
TOTAL ASSETS	$44,443	$8,664

LIABILITIES AND STOCKHOLDERS’DEFICIENCY
LIABILITIES
Current liabilities	$63,071	$-
Short-term loan (Note 8)	79,282	-
Accrued expenses	12,649	28,739
TOTAL LIABILITIES	$155,002	$28,739

STOCKHOLDER’S DEFICIENCY
Capital Stock
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
no shares issued or outstanding as of March 31, 2012 and December 31, 2011	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized and outstanding 19,477,974 shares issued as of March 31, 2012, and 18,553,778 shares issued as of December 31, 2011	$18,599	$18,554
Additional Paid-In Capital	5,439,108	5,428,460
Deficit	(1,305,454)	(1,305,454)
Deficit accumulated during the development stage	(4,262,781)	(4,161,635)
Foreign currency translation adjustment	(31)	-
TOTAL STOCKHOLDER’S DEFICIENCY	(110,559)	(20,075)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$44,443	$8,664

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINOCUBATE, INC.
(A Development Stage Company)
Interim Consolidated Statements Of Operations And Comprehensive Loss
(Unaudited)
(Amounts expressed in US dollars)

	Three months Ended	Three months Ended	January 1, 2004 (Date of Inception of the Development Stage)
	March 31, 2012	March 31, 2011	to March 31, 2012
			(Restated)
General and administrative expenses:
Amortization	$-	$	$27,077
Bad debt	-		525
Corporate promotion	-		13,920
Finance charges	-		27,397
Insurance	-		15,901
Interest on notes payable	-		34,648
Management and consultant fees	-		314,374
Office supplies and miscellaneous expenses	24,888	500	100,505
Professional fees	4,490	1,500	371,745
Rent	6,261	-	66,248
Wages	65,515	-	884,675
Impairment loss on long-term investment (Note 3)	-	-	2,267,252
Loss before other items	(101,153)	(2,000)	(4,124,267)
Other items:
Loss on disposition of equipment	-		(15,028)
Write-down of intangible assets	-		(50,001)
Write-off of payables	-		73,607
Write-off of notes payable	-		14,823
Gain on settlement of lawsuit	-		44,445
Gain on sale of investment	-		31,874
Other income	7		42,551
Loss from continuing operations	(101,146)	(2,000)	(3,981,996)
Operating loss from discontinued operations	-		(388,905)
Gain on sales of discontinued operations	-		108,120
Foreign currency translation adjustment	(31)	-	(31)
Net loss and Comprehensive loss	$(101,177)	$(2,000)	$(4,262,812)
Loss per common share- Basic and diluted	(0.005)	(0.002)
Weighted average number of common shares outstanding – basic and diluted	18,653,154	995,655

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINOCUBATE, INC.
(A Development Stage Company)
Interim Consolidated Statements Of Cash Flows
(Unaudited)
(Amounts expressed in US dollars)

	Three months Ended	Three months Ended	January 1, 2004 (Date of Inception of the Development Stage) to
	March 31, 2012	March 31, 2011	March 31, 2012
			(Restated)
Cash flows from operating activities:
Net loss	$(101,146)	$(2,000)	$(4,262,781)
Adjustments to reconcile net loss to net cash used in operating activities:

Finance charges			27,387
Accrued interest on notes payable			31,414
Amortization			27,077
Expenses and service costs assumed by shareholders	10,693	2,000	882,579
Advanced payment to suppliers	(7,928)	-	(7,928)
Foreign exchange effect on notes payable			5,303
Issuance of common stock for services			1,000
Stock-based compensation			28,480
Loss on disposition of equipment			225,184
Write-down of intangible assets			360,001
Write-off of payables			(73,607)
Write-off of notes payable			(18,729)
Gain on settlement of lawsuit			(44,445)
Gain on sale of discontinued operations			(108,121)
Gain on sale of investments			(31,874)
Other income			(42,530)
Impairment loss on long-term investment (Note 3)	-		2,267,252
Changes in non-cash working capital items:
Decrease in accrued expenses	46,981		75,720
Other receivables	(1,819)		140,984
Cash used in continuing operations	(53,220)	-	(517,635)
Discontinued operations			(171,213)

Net cash used in operating activities	(53,220)	-	(688,848)

Cash flows from investing activities:
Proceeds from sale of subsidiary	-		1
Proceeds from assets disposition	-		5,458
Purchase of equipment	-		(5,808)

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

SINOCUBATE, INC.
(A Development Stage Company)
Interim Consolidated Statements of Stockholder’s Deficiency
(Unaudited)
(Amounts Expressed in US Dollars)

	Common Shares		Treasury	Additional Paid-in	Subscriptions	Accumulated Other Comprehensive		Deficit Accumulated During the Development	Total Stockholders’
	Number	Amount	Stock	Capital	Received	Income	Deficit	Stage	Deficiency
				(Restated)				(Restated)	(Restated)
		$	$	$	$	$	$	$	$
May 3, 1989 (Inception) through December 31, 1997	60,022	600	—	9,400	—	—	(10,000)	—	—
Net loss	—	—	—	—	—	—	(148,931)	—	(148,931)
Shares issued for cash	180,000	1,800	—	148,200	2,000	—	—	—	152,000
Balance at December 31, 1998	240,022	2,400	—	157,600	2,000	—	(158,931)	—	3,069
Net loss	—	—	—	—	—	—	(511,587)	—	(511,587)
Foreign currency translation adjustment	—	—	—	—	—	(14,130)	—	—	(14,130)
Share issued for services	15,000	150	—	124,850	—	—	—	—	125,000
Subscription receivable	12,000	120	—	99,880	8,000	—	—	—	108,000
Share issued for intangible assets	15,000	150	—	124,850	—	—	—	—	125,000
Balance at December 31, 1999	282,022	2,820	—	507,180	10,000	(14,130)	(670,518)	—	(164,648)
Net loss	—	—	—	—	—	—	(339,063)	—	(339,063)
Foreign currency translation adjustment	—	—	—	—	—	18,885	—	—	18,885
Shares issued for cash	21,600	216	—	259,784	—	—	—	—	260,000
Shares issued for settlement of debt	4,500	45	—	174,955	—	—	—	—	175,000
Subscription receivable	600	6	—	9,994	(200)	—	—	—	9,800
Subscription received	30,000	300	—	499,700	(9,350)	—	—	—	490,650
Stock option benefit	—	—	—	14,235	—	—	—	—	14,235
Balance at December 31, 2000	338,722	3,387	—	1,465,848	450	4,755	(1,009,581)	—	464,859
Net loss	—	—	—	—	—	—	375,621	—	375,621
Foreign currency translation adjustment	—	—	—	—	—	13,629	—	—	13,629
Shares issued for cash	300	3	—	2,247	—	—	—	—	2,250
Subscription received	—	—	—	—	200	—	—	—	200
Stock option benefit	—	—	—	118,920	—	—	—	—	118,920
Repurchase of common stock for treasury	—	—	(270)	(6,611)	—	—	—	—	(6,881)

SINOCUBATE, INC.
(A Development Stage Company)
Interim Consolidated Statements of Stockholder’s Deficiency
(Unaudited)
(Amounts Expressed in US Dollars)

	Common Shares		Treasury	Additional Paid-in	Subscriptions	Accumulated Other Comprehensive		Deficit Accumulated During the Development	Total Stockholders’
	Number	Amount	Stock	Capital	Received	Income	Deficit	Stage	Deficiency
				(Restated)				(Restated)	(Restated)
		$	$	$	$	$	$	$	$
Balance at December 31, 2001	339,022	3,390	(270)	1,580,404	650	18,384	(633,960)	—	968,598
Net loss	—	—	—	—	—		(63,864)	—	(63,864)
Foreign currency translation adjustment	—	—	—	—	—	(1,155)	—	—	(1,155)
Shares issued for cash	4,500	45	—	33,705	—	—	—	—	33,750
Balance at December 31, 2002	343,522	3,435	(270)	1,614,109	650	17,229	(697,824)	—	937,329
Net loss	—	—	—	—	—	—	(607,630)	—	(607,630)
Foreign currency translation adjustment	—	—	—	—	—	1,752	—	—	1,752
Stock option benefit	—	—	—	11,800		—	—	—	11,800
Cancellation of agreement	—	—	—	—	(650)	—	—	—	(650)
Share issues for cash on exercise of options	12,000	120	—	11,880	—	—	—	—	12,000
Share issues for consulting services	45,000	450	—	49,675	—	—	—	—	50,125
Share issues for intangible assets	60,000	600	—	104,400	—	—	—	—	105,000
Share issued for software	60,000	600	—	53,400	—	—	—	—	54,000
Balance at December 31, 2003	520,522	5,205	(270)	1,845,264	—	18,981	(1,305,454)	—	563,726
Net loss	—	—	—	—	—	—	—	(795,364)	(795,364)
Foreign currency translation adjustment	—	—	—	—	—	(238)	—	—	(238)
Stock-based compensation	—	—	—	4,460	—	—	—	—	4,460
Shares issued for cash on exercise of options	1,000	10	—	990	—	—	—	—	1,000
Share issued for debt	140,000	1,400	—	68,600	—	—	—	—	70,000
Share issued for consulting services	2,000	20	—	980	—	—	—	—	1,000
Balance at December 31, 2004	663,522	6,635	(270)	1,920,294	—	18,743	(1,305,454)	(795,364)	(155,416)
Net loss	—	—	—	—	—	—	—	(54,416)	(54,416)
Foreign currency translation adjustment	—	—	—	—	—	(702)	—	—	(702)

SINOCUBATE, INC.
(A Development Stage Company)
Interim Consolidated Statements of Stockholder’s Deficiency
(Unaudited)
(Amounts Expressed in US Dollars)

	Common Shares		Treasury	Additional Paid-in	Subscriptions	Accumulated Other Comprehensive		Deficit Accumulated During the Development	Total Stockholders’
	Number	Amount	Stock	Capital	Received	Income	Deficit	Stage	Deficiency
				(Restated)				(Restated)	(Restated)
		$	$	$	$	$	$	$	$
Share issues for consulting services	18,000	180	—	8,820	—	—	—	—	9,000
Balance at December 31, 2005	681,522	6,815	(270)	1,929,114	—	18,041	(1,305,454)	(849,780)	(201,534)
Net loss	—	—	—	—	—	—	—	(36,575)	(36,575)
Foreign currency translation adjustment	—	—	—	—	—	563	—	—	563
Share issues for debt	50,000	500	—	24,500	—	—	—	—	25,000
Balance at December 31, 2006	731,522	7,315	(270)	1,953,614	—	18,604	(1,305,454)	(886,355)	(212,546)
Net loss	—	—	—	—	—	—	—	(170,950)	(170,950)
Discount on notes payable	—	—	—	20,573	—	—	—	—	20,573
Foreign currency translation adjustment	—	—	—	—	—	(13,391)	—	—	(13,391)
Balance at December 31, 2007	731,522	7,315	(270)	1,974,187	—	5,213	(1,305,454)	(1,057,305)	(376,314)
Issuance of new shares	284,637	2,846	—	267,559	—	—	—	—	270,405
Cancellation of shares	(20,504)	(205)	270	(65)	—	—	—	—	—
Services assumed by majority stockholder	—	—	—	32,000	—	—	—	—	32,000
Change in par value of common share from $0.01 per share to $0.001 per share	—	(8,960)	—	8,960	—	—	—	—	—
Net income	—	—	—	—	—	—	—	79,122	79,122
Foreign currency translation adjustment	—	—	—	—	—	(5,213)	—	—	(5,213)
Balance at December 31, 2008 (audited)	995,655	996	—	2,282,641	—	—	(1,305,454)	(978,183)	—
Services assumed by majority stockholder	—	—	—	28,004	—	—	—	—	28,004
Stock-based compensation				24,020					24,020
Net Loss	—	—	—	—	—	—	—	(52,024)	(52,024)
Balance at December 31, 2009 (audited)	995,655	996	—	2,334,665	—	—	(1,305,454)	(1,030,207)	—
Services assumed by majority stockholder	—	—	—	25,198	—	—	—	—	25,198
Net Loss	—	—	—	—	—	—	—	(25,198)	(25,198)
Balance at December 31, 2010	995,655	996	—	2,359,863	—	—	(1,305,454)	(1,055,405)	-

SINOCUBATE, INC.
(A Development Stage Company)
Interim Consolidated Statements of Stockholder’s Deficiency
(Unaudited)
(Amounts Expressed in US Dollars)

	Common Shares			Treasury	Additional Paid-in	Subscriptions	Accumulated Other Comprehensive	Deficit Accumulated During the Development	Total Stockholders’
	Number	Amount	Stock	Capital	Received	Income	Deficit	Stage	Deficiency
					(Restated)			(Restated)	(Restated)
		$	$	$	$	$	$	$	$
Net Loss	-	-	-	-	-	-	-	(3, 106,230)	(3,106,230)
Expenses assumed by stockholders	-	-	-	51,148	-	-	-		51,148
Issuance 14,481,420 new shares for exchanging 566,813 shares of the common stock of China Wood	14,481,420	14,481		5,051,357					5,065,838
Excess of fair value of purchase consideration over assets purchased (Note 3)				(2,798,586)					(2,798,586)
Issuance new shares for investment from shareholders	263,780	264		49,261					49,525
Issuance new shares to shareholders for expenses assumed	2,812,923	2,813		715,417					718,230
Balance at December 31, 2011 (Audited)	18,553,778	18,554	-	5,428,460	-	-	(1,305,454)	(4,161,635)	(20,075)
Net loss								(101,146)	(101,146)
Foreign currency translation adjustment						(31)			(31)
Issuance new shares to shareholders for expenses assumed	45,000	45		8,055					8,100
Issuance new shares for loan collateral (Note 7)	879,196	879		60,665					61,544
Pledged as securities for loan		(879)		(60,665)					(61,544)
Expenses assumed by stockholders				2,593					2,593
Balance at March 31,2012 (Unaudited)	19,477,974	18,599	-	5,439,108	-	(31)	(1,305,454)	(4,262,781)	(110,559)

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

On June 29, 2011, and on August 29, 2011, Viking Investments Group, LLC, a company controlled and managed by the Company’s Chairman, Chief Executive Officer and President, Tom Simeo, incorporated under the laws of The Federation of St. Kitts and Nevis, (“Viking Nevis”) sold 100,000 and 466,813 shares respectively of China Wood, Inc., publicly listed in the United States with the ticker “CNWD”, (the “China Wood Shares”) owned by Viking Nevis, in exchange for 1,912,000 and 12,569,420 newly issued restricted shares of SinoCubate respectively (the SinoCubate Shares”). By August 29, 2011, Viking Nevis completed the purchase of the China Wood Shares by having delivered a total of 566,813 shares of common stock in China Wood, Inc. to the Company. The China Wood Shares were registered in a Form S-1 Registration Statement declared effective by the SEC on April 7, 2011. The China Wood Shares are subject to a “Leak-Out Provision” whereby only a certain amount of shares can be sold per month up and until the first anniversary of the effective day of the aforementioned registration statement, April 7, 2012. The Company accounted the exchange of shares under ASC 845 - Nonmonetary transactions. Due to the fact that the exchange of shares had no commercial substance, the Company recorded the China Wood Shares as a long-term investment and valued the shares at the carrying value on the transaction date. The shares were fully impaired as of December 31, 2011. See Note 3 and 5 for additional information.

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

Note 3 Restatement

The financial statements for the period ended March 31, 2012 are being restated, and the Quarterly Report on Form 10-Q is being amended, to reflect the change to the following previously reported items: long term investment, additional paid in capital, and deficit. The accompanying consolidated financial statements for the quarter ended March 31, 2012 have been restated to reflect those corrections.

Due to the adjustments to restate the 2011 financial statements, the effects of the Company’s previously issued consolidated financial statement as of March 31, 2012 are summarized as follows:

Selected Consolidated Balance Sheet information as of March 31, 2012

	Previously Reported	Increase (Decrease) Note 3a	Restated
Assets
Long-term investment	2,267,252	(2,267,252)	-
Total Assets	2,311,695	(2,267,252)	44,443
Stockholders’ Equity (Deficiency)
Additional Paid in Capital	8,237,694	(2,798,586)	5,439,108
Deficit accumulated during the development stage	(4,794,115)	531,334	(4,262,781)
Total Stockholders’ Equity (Deficiency)	2,156,693	(2,267,252)	(110,559)
Total Liabilities and Stockholders’ Equity (Deficiency)	2,311,695	(2,267,252)	44,443

Note 3a

The Company has restated its 2012 and 2011 financial statements to correct an error in the recording of the carrying value of its investment in China Wood Inc. (“China Wood”)

The Company initially recorded the China Wood Shares at its fair value of $5,065,838 at the date of the transaction, and the Company relied upon Viking Nevis’s Guaranty and Repurchase Agreement to determine the value of China Wood Shares, in which Viking Nevis, on April 11, 2012, guaranteed that the price per share of the China Wood Shares that it had previously sold to the Company in consideration of the Company issuing Viking Nevis 14,481,420 shares of Company common stock, would not be less than $4.50 per share and agreed to repurchase the China Wood Shares by tendering shares of common stock of the Company owned by Viking Nevis to the Company if the 45-day volume weighted average price (“VWAP”) of the China Wood Shares was equal to or less than US$4.00 per share. Accordingly, the Company valued the China Wood Shares at $4.00/share and an impairment loss of $2,798,586 was recognized in the Company’s previously issued consolidated financial statements for the year ended December 31, 2011.

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

Note 4	Summary of Significant Accounting Policies

a)	Consolidated Financial Statements

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

The Company provides disclosures regarding financial instruments as prescribed by generally accepted accounting principles. These disclosures do not purport to represent the aggregate net fair value of the Company. The long-term investment is impaired and its carrying value is reduced to reflect its fair value based on level 3 inputs. As of December 31, 2011, the long-term investment was fully impaired.

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

As March 31, 2012 and 2011, the Company has no trading and held-to-maturity securities. The Company’s long-term investment in the China Wood Shares was written off as of December 31, 2011. See Note 5 for more information regarding the China Wood Shares.

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

Note 5	Related Party Transactions

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

Note 6	Supplemental Cash Flow Information

			January 1, 2004
	Three months ended		(Date of Inception the
	March 31,		Development stage) to
	2012	2011	March 31, 2012
Cash paid for:
Interest	$—	$—	$—
Income taxes (recovery)	$—	$—	$(3,934)

Common shares issued to settle notes payable	$—	$—	$295,405
Expenses assumed by principal stockholders	$10,693	$2,000	$882,579

Note 7	Expenses

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

Note 8	Short-term Loan

The company has entered a six-month loan agreement with Qin Ling (the “Lender”), a third party, on March 22, 2012 for the amount of ￥500,000CNY. The company issued 879,196 shares common stock of Sinocubate, Inc as collateral to the Lender. The collateral will be returned to the company on the payback date of the loan.

Note 9	Subsequent Event

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

SINOCUBATE, INC.

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

SINOCUBATE, INC.

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

Expenses

The operating expenses increased by $99,153 to $101,153 in the three months period ended March 31, 2012 from $2,000 in the corresponding period in 2011. The increase was mainly due to employee salaries, office rental and other administrative expenses.

Net Loss

The Company incurred a net loss of $101,177 during the three months ended March 31, 2012 compared with net loss of $2,000 for March 31, 2011. The increase in net loss was mainly due to the increase of employee salaries, office rental and other administrative expenses in the current three months period ended March 31, 2012 compared to the same period of 2011.

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