Form 10-Q/A
period 2012-06-30
VIKING INVESTMENTS GROUP, INC.
filed 2013-09-25
CIK 1102432

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

EXPLANATORY NOTE

The financial statements for the period ended June 30, 2012 are being restated, and this Quarterly Report on Form 10-Q is being amended, to reflect the change to the following previously reported items: long term investment, additional paid in capital, and deficit. The accompanying consolidated financial statements for the quarter ended June 30, 2012 have been restated to reflect those corrections.

Due to the adjustments to restate the 2011 financial statements, the effects of the Company’s previously issued consolidated financial statement as of June 30, 2012 are summarized as follows:

Selected Consolidated Balance Sheet information as of June 30, 2012.

	Previously Reported	Increase (Decrease) Note 2a	Restated
Assets
Long-term investment	2,267,252	(2,267,252)	-
Total Assets	2,276,189	(2,267,252)	8,937
Stockholders’ Equity (Deficiency)
Additional Paid in Capital	8,237,826	(2,798,586)	5,439,240
Deficit accumulated during the development stage	(4,912,214)	531,334	(4,380,880)
Total Stockholders’ Equity (Deficiency)	2,038,732	(2,267,252)	(228,520)
Total Liabilities and Stockholders’ Equity (Deficiency)	2,276,189	(2,267,252)	8,937

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

VIKING INVESTMENTS GROUP, INC. (FORMERLY SINOCUBATE, INC.)
(A Development Stage Company)

Form 10-Q/A

VIKING INVESTMENTS GROUP, INC.

 (FORMERLY SINOCUBATE, INC.)
(A Development Stage Company)

Interim Consolidated Financial Statements
(Unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

VIKING INVESTMENTS GROUP, INC.
(FORMERLY SINOCUBATE, INC.)
(A Development Stage Company)
Interim Consolidated Balance Sheets
(Unaudited)
(Amounts expressed in US dollars)

	June 30	December 31
	2012	2011
	(Unaudited)	(Audited)
	(Restated)	(Restated)
	$	$
ASSETS
Cash	4,891	7,946
Advance to suppliers	-	-
Other receivables	4,046	718
Total current assets	8,937	8,664
Long-term Investment	-	-

TOTAL ASSETS	8,937	8,664

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
LIABILITIES
Other Payables	121,958	-
Short-term loan (Note 7)	79,282	-
Accrued expenses	36,217	28,739
TOTAL LIABILITIES	237,457	28,739

Related Party Transactions (Note 4)
Subsequent Event (Note 8)

STOCKHOLDER’S DEFICIENCY
Capital Stock
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding as of June 30, 2012 and December 31, 2011	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized and outstanding 19,502,974 shares issued as of June 30, 2012, and 18,553,778 shares issued as of December 31, 2011	18,624	18,554
Additional Paid-In Capital	5,439,240	5,428,460
Deficit	(1,305,454)	(1,305,454)
Deficit accumulated during the development stage	(4,380,880)	(4,161,635)
Foreign currency translation adjustment	(50)	-

TOTAL STOCKHOLDER’S DEFICIENCY	(228,520)	(20,075)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	8,937	8,664

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.
(FORMERLY SINOCUBATE, INC.)
(A Development Stage Company)
Interim Consolidated Statements of Operations And Comprehensive Loss
(Unaudited)
(Amounts expressed in US dollars)

	Three months ended, June 30,		Six months ended June 30,		January 1, 2004 (Date of Inception of the Development Stage) to June 30,
	2012	2011	2012	2011	2012
					(Restated)
	$	$	$	$	$
General and administrative expenses:
Amortization	-	-	-	-	27,077
Bad debt	-	-	-	-	525
Corporate promotion	-	-	-	-	13,920
Finance charges	-	-	-	-	27,397
Insurance	-	-	-	-	15,901
Interest	6,183	-	6,183	-	40,831
Management and consultant fees	-	2,250	-	2,250	314,374
Office supplies and services	6,774	500	31,662	1,000	107,279
Professional fees	35,423	4,000	39,913	5,500	407,169
Rent	4,985	-	11,245	-	71,232
Wages	64,753	-	130,268	-	949,428
Impairment loss on long-term investment (Note 2)	-	-	-	-	2,267,252
Loss before other items	(118,118)	(6,750)	(219,271)	(8,750)	(4,242,385)
Other items:
Loss on disposition of equipment	-	-	-	-	(15,028)
Write-down of intangible assets	-	-	-	-	(50,001)
Write-off of payables	-	-	-	-	73,607
Write-off of notes payable	-	-	-	-	14,823
Gain on settlement of lawsuit	-	-	-	-	44,445
Gain on sale of investment	-	-	-	-	31,874
Other income	19	-	26	-	42,570
Loss from continuing operations	(118,099)	(6,750)	(219,245)	(8,750)	(4,100,095)
Operating loss from discontinued operations	-	-	-	-	(388,905)
Gain on sales of discontinued operations	-	-	-	-	108,120
Foreign currency translation adjustment	(19)	-	(50)	-	(50)
Net loss and Comprehensive loss	(118,118)	(6,750)	(219,295)	(8,750)	(4,380,930)
Loss per common share - Basic and diluted	(0.006)	(0.007)	(0.012)	(0.009)
Weighted average number of common share outstanding – basic and diluted	19,482,084	995,655	18,813,624	995,655

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.
(FORMERLY SINOCUBATE, INC.)
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows
(Unaudited)
(Amounts expressed in US dollars)

	Six months Ended June 30, 2012	Six months Ended June 30, 2011	January 1, 2004 (Date of Inception of the Development Stage) to June 30, 2012
			(Restated)
Cash flows from operating activities:
Net loss	(219,245)	(8,750)	(4,380,880)
Adjustments to reconcile net loss to net cash used in operating activities:		-
Finance charges		-	27,387
Accrued interest on notes payable		-	31,414
Amortization		-	27,077
Expenses and service costs assumed by shareholders	10,850	2,000	870,378
Advanced payment to suppliers	-	-	-
Foreign exchange effect on notes payable		-	5,303
Issuance of common stock for services		-	1,000
Stock-based compensation	-	-	39,330
Loss on disposition of equipment		-	225,184
Write-down of intangible assets		-	360,001
Write-off of payables		-	(73,607)
Write-off of notes payable		-	(18,729)
Gain on settlement of lawsuit		-	(44,445)
Gain on sale of discontinued operations		-	(108,121)
Gain on sale of investments		-	(31,874)
Other income		-	(42,530)
Impairment loss on long-term investment (Note 2)	-	-	2,267,252
Changes in non-cash working capital items:		-
Increase in accrued expenses	129,436	6,750	155,492
Other receivables	(3,328)		143,666
Cash used in continuing operations	(82,287)	-	(546,702)
Discontinued operations			(171,213)
Net cash used in operating activities	(82,287)	-	(717,915)

Cash flows from investing activities:
Proceeds from sale of subsidiary	-	-	1
Proceeds from assets disposition	-	-	5,458
Purchase of equipment	-	-	(5,808)
Net cash used in investing activities	-	-	(349)

Cash flows from financing activities:
Short-term loan	79,282	-	79,282
Settlement of notes payable	-	-	398,614
Proceeds from issuance of common stock	-	-	50,525
Net cash provided by financing activities	79,282	-	528,421

Effect of exchange rate changes on cash	(50)	-	(14,784)

Net increase/(decrease) in cash	(3,055)	-	(204,627)

Cash, beginning of period	7,946	-	209,518

Cash, ending of period	4,891	-	4,891

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

VIKING INVESTMENTS GROUP, INC.
(FORMERLY SINOCUBATE, INC.)
(A Development Stage Company)
Interim Consolidated Statements of Stockholder’s Deficiency
(Unaudited)
(Amounts expressed in US dollars)

	Common Shares		Treasury	Additional Paid-in	Subscriptions	Accumulated Other Comprehensive		Deficit Accumulated During the Development	Total Stockholders’
	Number	Amount	Stock	Capital	Received	Income	Deficit	Stage	Deficiency
				(Restated)				(Restated)	(Restated)
		$	$	$	$	$	$	$	$
Net loss	-	-	-	-	-	-	-	(36,575)	(36,575)
Foreign currency translation adjustment	-	-	-	-	-	563	-	-	563
Share issues for debt	50,000	500	-	24,500	-	-	-	-	25,000
Balance at December 31, 2006	731,522	7,315	(270)	1,953,614	-	18,604	(1,305,454)	(886,355)	(212,546)
Net loss	-	-	-	-	-	-	-	(170,950)	(170,950)
Discount on notes payable	-	-	-	20,573	-	-	-	-	20,573
Foreign currency translation adjustment	-	-	-	-	-	(13,391)	-	-	(13,391)
Balance at December 31, 2007	731,522	7,315	(270)	1,974,187	-	5,213	(1,305,454)	(1,057,305)	(376,314)
Issuance of new shares	284,637	2,846	-	267,559	-	-	-	-	270,405
Cancellation of shares	(20,504)	(205)	270	(65)	-	-	-	-	-
Services assumed by majority stockholder	-	-	-	32,000	-	-	-	-	32,000
Change in par value of common share from $0.01 per share to $0.001 per share	-	(8,960)	-	8,960	-	-	-	-	-
Net income	-	-	-	-	-	-	-	79,122	79,122
Foreign currency translation adjustment	-	-	-	-	-	(5,213)	-	-	(5,213)
Balance at December 31, 2008 (audited)	995,655	996	-	2,282,641	-	-	(1,305,454)	(978,183)	-
Services assumed by majority stockholder	-	-	-	28,004	-	-	-	-	28,004
Stock-based compensation				24,020					24,020
Net Loss	-	-	-	-	-	-	-	(52,024)	(52,024
Balance at December 31, 2009 (audited)	995,655	996	-	2,334,665	-	-	(1,305,454)	(1,030,207)	-
Services assumed by majority stockholder	-	-	-	25,198	-	-	-	-	25,198
Net Loss	-	-	-	-	-	-	-	(25,198)	(25,198)
Balance at December 31, 2010	995,655	996	-	2,359,863	-	-	(1,305,454)	(1,055,405)	-
Net Loss	-	-	-	-	-	-	-	(3,106,230)	(3,106,230)
Shares issued for expenses assumed by shareholders	-	-	-	51,148	-	-	-		51,148
Issuance 14,481,420 new shares for exchanging 566,813 shares of the common stock of China Wood (Note 2)	14,481,420	14,481		2,252,771					2,267,252
Issuance new shares for investment from shareholders	263,780	264		49,261					49,525
Issuance new shares to shareholders for expenses assumed	2,812,923	2,813		715,417					718,230
Balance at December 31, 2011 (Audited)	18,553,778	18,554	-	5,428,460	-	-	(1,305,454)	(4,161,635)	(20,075)
Net loss								(219,245)	(219,245)
Foreign currency translation adjustment						(50)			(50)
Issuance new shares to shareholders for expenses assumed	70,000	70		10,780					10,850
Issuance new shares for loan collateral	879,196	879		60,665					61,544
Pledged as securities for loan		(879)		(60,665)					(61,544)
Balance at June 30,2012 (Unaudited)	19,502,974	18,624	-	5,439,240	-	(50)	(1,305,454)	(4,380,880)	(228,520)

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

VIKING INVESTMENTS GROUP, INC. (FORMERLY SINOCUBATE, INC.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Amounts expressed in US dollars)

As at June 30, 2012, the Company had an accumulated loss of $4,380,930 and had cash balances in the amount of $4,891. The Company’s loss in 2012 was higher than 2011 as a result of increased wage, office rental and other administrative expenses. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and to repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

2.  Restatement

The financial statements for the period ended June 30, 2012 are being restated, and the Quarterly Report on Form 10-Q is being amended, to reflect the change to the following previously reported items: long term investment, additional paid in capital, and deficit. The accompanying consolidated financial statements for the quarter ended June 30, 2012 have been restated to reflect those corrections.

Due to the adjustments to restate the 2011 financial statements, the effects of the Company’s previously issued consolidated financial statement as of June 30, 2012 are summarized as follows:

Selected Consolidated Balance Sheet information as of June 30, 2012.

	Previously Reported	Increase (Decrease) Note 2a	Restated
Assets
Long-term investment	2,267,252	(2,267,252)	-
Total Assets	2,276,189	(2,267,252)	8,937
Stockholders’ Equity (Deficiency)
Additional Paid in Capital	8,237,826	(2,798,586)	5,439,240
Deficit accumulated during the development stage	(4,912,214)	531,334	(4,380,880)
Total Stockholders’ Equity (Deficiency)	2,038,732	(2,267,252)	(228,520)
Total Liabilities and Stockholders’ Equity (Deficiency)	2,276,189	(2,267,252)	8,937

Note 2a

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

VIKING INVESTMENTS GROUP, INC. (FORMERLY SINOCUBATE, INC.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Amounts expressed in US dollars)

5.   Supplemental Cash Flow Information

	Six months ended June 30		January 1, 2004 (Date of Inception the Development stage) to June 30,
	2012	2011	2012
	$	$	$
Cash paid for:
Interest	-	-	-
Income taxes (recovery)	-	-	(3,934)

Common shares issued to settle notes payable		-	295,405
Issuance new shares to shareholders for expenses assumed	10,850	2,000	870,378

6.  Expenses

Expenses including the rental, professional service fee, other office expenses for three month ended June 30, 2012 and June 30, 2011 were $118,099 and $6,750, respectively.  Expenses including the rentals, professional fees, other office expenses for six month ended June 30, 2012 and June 30, 2011 were $219,245 and $8,750, respectively. On March 20, 2012, the Company issued 45,000 shares of common stock, par value $0.001 per share, to Howard Lee (25,000 shares) and Gongquan Zhang (20,000 shares) respectively for services rendered under their respective consulting agreement. The Company recorded the stock-based expenses with an amount of $8,100 in net income. On May 1, 2012, the Company issued 25,000 shares of common stock, par value $0.001 per share, to Gongquan Zhang for services rendered under the consulting agreement with him. The Company recorded the stock-based expenses with an amount of $2,750 representing trading value of common stock on the date of issuance.

VIKING INVESTMENTS GROUP, INC. (FORMERLY SINOCUBATE, INC.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Amounts expressed in US dollars)

7.  Short-term Loan

On March 22, 2012, the company entered into a six-month loan agreement with Qin Ling (the Lender), a third party, in an amount with a US Dollar equivalent of $79,282. The company issued 879,196 shares common stock of the Company as collateral to the Lender. The collateral will be returned to the company on the payback date of the loan.

8.  Subsequent Event

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

Three months ended June 30, 2012 compared to the three months ended June 30, 2011

Liquidity and Capital Resources

At June 30, 2012 and June 30, 2011, the Company respectively had US$4,891 and US$0 cash holding.  On August 2, 2011, effective as of April 1, 2011, Viking Delaware advanced and paid all third party costs for the Company as needed, but the Company has an obligation to reimburse Viking Delaware at a later stage upon demand from Viking Delaware.  As of August 29, 2011, Viking Delaware’s rights and obligations are transferred to Viking Nevis.

Revenue

The Company had no net sales for the three months ended June 30, 2012 or June 30, 2011.

Expenses

The operating expenses increased by $111,349 to $118,099 in the three months period ended June 30, 2012 from $6,750 in the corresponding period in 2011. The increase was mainly due to employee salaries, office rental and other administrative expenses. The salary expenses increased from $0 to $64,753 in the three months period ended June 30, 2012 comparing to the corresponding period in 2011.  For the three months ended June 30, 2012, the salary expenses to management and the shareholders who holds more than 5% shares of the company amounted to $60,948.

Net Loss

The Company incurred a net loss of $118,118 during the three months ended June 30, 2012 compared with net loss of $6,750 for June 30, 2011. The increase in net loss was mainly due to the increase of employee salaries, office rental and other administrative expenses in the current three months period ended June 30, 2012 compared to the same period of 2011.

Six months ended June 30, 2012 compared to the Six months ended June 30, 2011

Liquidity and Capital Resources

At June 30, 2012 and June 30, 2011, the Company respectively had US$4,891 and US$0 cash holding.  On August 2, 2011, effective as of April 1, 2011, Viking Delaware advanced and paid all third party costs for the Company as needed, but the Company has an obligation to reimburse Viking Delaware at a later stage upon demand from Viking Delaware.  As of August 29, 2011, Viking Delaware’s rights and obligations are transferred to Viking Nevis.

Revenue

The Company had no net sales for the six months ended June 30, 2012 or June 30, 2011.

Expenses

The operating expenses increased by $210,495 to $219,245 in the six months period ended June 30, 2012 to the corresponding period in 2011. The increase was mainly due to increased employee salaries, office rental and other administrative expenses. The salary expenses increased from $0 to $130,268 in the six months period ended June 30, 2012 comparing to the corresponding period in 2011. For the six months ended June 30, 2012, the salary expenses to management and the shareholders who holds more than 5% shares of the company amounted to $118,158.

Net Loss

The Company incurred a net loss of $219,295 during the six months ended June 30, 2012 compared with net loss of $8,750 for June 30, 2011. The increase in net loss was mainly due to the increase of employee salaries, office rental and other administrative expenses in the current six months period ended June 30, 2012 compared to the same period of 2011.

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