Form 10-Q/A
period 2012-09-30
VIKING INVESTMENTS GROUP, INC.
filed 2013-09-25
CIK 1102432

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

EXPLANATORY NOTE

The financial statements for the period ended September 30, 2012 are being restated, and this Quarterly Report on Form 10-Q is being amended, to reflect the change to the following previously reported items: long term investment, additional paid in capital, and deficit. The accompanying consolidated financial statements for the quarter ended September 30, 2012 have been restated to reflect those corrections.

Due to the adjustments to restate the 2011 financial statements, the effects of the Company’s previously issued consolidated financial statement as of September 30, 2012 are summarized as follows:

Selected Consolidated Balance Sheet information as of September 30, 2012

	Previously Reported	Increase (Decrease) Note 2a	Restated
Assets
Long-term investment	2,267,252	(2,267,252)	-
Total Assets	2,296,675	(2,267,252)	29,423
Stockholders’ Equity (Deficiency)
Additional Paid in Capital	8,273,473	(2,798,586)	5,474,887
Deficit	(6,304,639)	531,334	(5,773,305)
Total Stockholders’ Equity (Deficiency)	1,987,739	(2,267,252)	(279,513)
Total Liabilities and Stockholders’ Equity (Deficiency)	2,296,675	(2,267,252)	29,423

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

Form 10-Q/A

VIKING INVESTMENTS GROUP, INC.

 (FORMERLY SINOCUBATE, INC.)

Interim Consolidated Financial Statements
(Unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

VIKING INVESTMENTS GROUP, INC.
(FORMERLY SINOCUBATE, INC.)
Interim Consolidated Balance Sheets
(Unaudited)
(Amounts expressed in US dollars)

	September 30	December 31
	2012	2011
	(Unaudited)	(Audited)
	(Restated)	(Restated)
	$	$
ASSETS
Cash	933	7,946
Prepaid expenses	4,000	-
Other receivables (Note 4)	24,490	718
Total current assets	29,423	8,664
Long-term Investment (Note 2 and 4)	-	-
TOTAL ASSETS	29,423	8,664

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
LIABILITIES
Other payables (Note 4)	181,948	-
Short-term loan (Note 7)	79,282	-
Accrued liabilities	47,706	28,739
TOTAL LIABILITIES	308,936	28,739

Related party transactions (Note 4)
Subsequent event (Note 8)

STOCKHOLDER’S DEFICIENCY (Note 6)
Capital Stock
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding as of September 30, 2012 and December 31, 2011	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized and outstanding 19,855,752 shares issued as of September 30, 2012, and 18,553,778 shares issued as of December 31, 2011	18,977	18,554
Additional Paid-In Capital	5,474,887	5,428,460
Deficit	(5,773,305)	(5,467,089)
Foreign currency translation adjustment	(72)	-

TOTAL STOCKHOLDER’S DEFICIENCY	(279,513)	(20,075)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	29,423	8,664

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.
(FORMERLY SINOCUBATE, INC.)
Interim Consolidated Statements Of Operations And Comprehensive Loss
(Unaudited)
(Amounts expressed in US dollars)

	Three months ended,		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	$	$	$	$

Revenue:	47,070	-	47,098	-
General and administrative expenses:
Management and consultant fees	-		-	2,250
Office supplies and services	14,575	500	46,238	1,500
Professional fees	39,862	1,500	79,775	7,000
Rent	4,537	21,820	15,782	21,820
Wages	68,928	-	199,196	-
Total general and administrative expenses	127,902	23,820	340,991	32,570
Interest expense	6,139	-	12,322	-
Total expenses	134,041	23,820	353,313	32,570
Loss from continuing operations	(86,971)	(23,820)	(306,216)	(32,570)
Foreign currency translation adjustment	(22)	-	(72)	-
Net loss and Comprehensive loss	(86,993)	(23,820)	(306,288)	(32,570)
Loss per common share - Basic and diluted	(0.004)	(0.018)	(0.016)	(0.025)
Weighted average number of common shares outstanding – basic and diluted	19,816,554	1,304,042	19,321,450	1,304,042

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

VIKING INVESTMENTS GROUP, INC.
(FORMERLY SINOCUBATE, INC.)
Interim Consolidated Statements of Stockholder’s Deficiency
(Unaudited)
(Amounts expressed in US dollars)

						Accumulated
				Additional		Other		Total
	Common Shares		Treasury	Paid-in	Subscriptions	Comprehensive		Stockholders’
	Number	Amount	Stock	Capital	Received	Income	Deficit	Deficiency
				(Restated)			(Restated)	(Restated)
		$	$	$	$	$	$	$

Balance at December 31, 2010	995,655	996	-	2,359,863	-	-	(2,360,859)	-

Net Loss	-	-	-	-	-	-	(3,106,230)	(3,106,230)
Shares issued for expenses assumed by shareholders	-	-	-	51,148	-	-	-	51,148
Issuance of 14,481,420 new shares for exchanging 566,813 shares of the common stock of China Wood (Note 2)	14,481,420	14,481		2,252,771				2,267,252
Issuance of new shares for investment from shareholders	263,780	264		49,261				49,525
Issuance of new shares to shareholders for expenses assumed	2,812,923	2,813		715,417				718,230
Balance at December 31, 2011 (Audited)	18,553,778	18,554	-	5,428,460	-	-	(5,467,089)	(20,075)
Net loss							(306,216)	(306,216)
Foreign currency translation adjustment						(72)		(72)
Issuance of new shares to shareholders for expenses assumed	422,778	423		46,427				46,850
Issuance of new shares for loan collateral	879,196	879		60,665				61,544
Pledged as securities for loan		(879)		(60,665)				(61,544)
Balance at September 30,2012 (Unaudited)	19,855,752	18,977		5,474,887		(72)	(5,773,305)	(279,513)

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

As at September 30, 2012, the Company had recurring operating loss, accumulated loss of $5,773,305 at September 30 and negative working capital of $279,513. The Company’s loss in 2012 was higher than 2011 as a result of increased wage, office rental and other administrative expenses. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and to repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

2.         Restatement

The financial statements for the period ended September 30, 2012 are being restated, and the Quarterly Report on Form 10-Q is being amended, to reflect the change to the following previously reported items: long term investment, additional paid in capital, and deficit. The accompanying consolidated financial statements for the quarter ended September 30, 2012 have been restated to reflect those corrections.

Due to the adjustments to restate the 2011 financial statements, the effects of the Company’s previously issued consolidated financial statement as of September 30, 2012 are summarized as follows:

Selected Consolidated Balance Sheet information as of September 30, 2012

	Previously Reported	Increase (Decrease) Note 2a	Restated
Assets
Long-term investment	2,267,252	(2,267,252)	-
Total Assets	2,296,675	(2,267,252)	29,423
Stockholders’ Equity (Deficiency)
Additional Paid in Capital	8,273,473	(2,798,586)	5,474,887
Deficit	(6,304,639)	531,334	(5,773,305)
Total Stockholders’ Equity (Deficiency)	1,987,739	(2,267,252)	(279,513)
Total Liabilities and Stockholders’ Equity (Deficiency)	2,296,675	(2,267,252)	29,423

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

5.       Supplemental Cash Flow Information

	Nine months ended
	September 30
	2012	2011
	$	$
Cash paid for:
Interest	8,222	-
Income taxes (recovery)	-	-

Common shares issued to settle notes payable	-	-
Issuance of new shares to shareholders for expenses assumed	46,850	32,570

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

7.       Short-term Loan

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

8.       Subsequent Event

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

Expenses

The operating expenses increased by $320,743 to $353,313 in the nine months period ended September 30, 2012 from 32,570 to the corresponding period in 2011. The increase was mainly due to increased employee salaries, professional fees, interest expenses and other administrative expenses. The salary expenses increased from $0 to $199,196 in the nine months period ended September 30, 2012 comparing to the corresponding period in 2011.  For the nine months ended September 30, 2012, the salary expenses to management and the shareholders who holds more than 5% shares of the company is $135,000.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Registered Name	Date of issuance	Number of Shares	Restricted or FreeTrading	Cost Basis / Price per Share ($)

Jiyun Ge	July 10, 2012	25,000	Restricted	0.08

Zhenghao Tang	July 10, 2012	25,000	Restricted	0.08

Tejesh Srivastav	July 10, 2012	25,000	Restricted	0.08

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

VIKING INVESTMENTS GROUP, INC. (FORMERLY SINOCUBATE, INC.)
(Registrant)

Date: September 24, 2013	By:	/s/ Tom Simeo
Chief Executive Officer, Director and Treasurer