Form 10-Q
period 2013-09-30
VIKING INVESTMENTS GROUP, INC.
filed 2013-11-14
CIK 1102432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2013

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

The number of shares of common stock outstanding as of September 30, 2013 was 16,531,996.

VIKING INVESTMENTS GROUP, INC.

Form 10-Q

VIKING INVESTMENTS GROUP, INC.

Interim Consolidated Financial Statements
(Unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

VIKING INVESTMENTS GROUP, INC.
Interim Consolidated Balance Sheets
(Unaudited)
(Amounts expressed in US dollars)

	September 30	December 31
	2013	2012
	(Unaudited)	$
	$
ASSETS
Cash	12,212	159,297
Other receivables	9,706	7,332
Total current assets	21,918	166,629
Leasehold improvements	6,029	-
Long-term investment (Note 8)	-	-
TOTAL ASSETS	27,947	166,629

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
LIABILITIES
Other payables	72,255	62,641
Amount due to director (Note 3)	63,097	49,767
Short-term loan (Note 5)	-	79,282
Convertible note payable (Note 9)	100,137	-
Accrued liabilities	127,880	55,830
TOTAL LIABILITIES	363,369	247,520

Going Concern (Note 1) Related party transactions (Note 3) Commitment (Note 6)

STOCKHOLDERS’ DEFICIENCY
Capital Stock
Series C voting Preferred stock, $0.001 par value, 5,000,000 shares authorized, 28,092 shares issued and outstanding as of September 30, 2013 and December 31, 2012	28	28
Common stock, $0.001 par value, 100,000,000 shares authorized and outstanding 16,531,996 shares issued as of September 30, 2013, and 24,683,285 shares issued as of December 31, 2012 (Note 7)	16,533	24,684
Shares to be issued (Note 7)	1,135	-
Additional Paid-In Capital (Note 7)	5,975,183	5,790,663
Deficit	(6,329,930)	(5,897,879)
Foreign currency translation adjustment	1,629	1,613
TOTAL STOCKHOLDERS’ DEFICIENCY	(335,422)	(80,891)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	27,947	166,629

The accompanying notes are an integral part of these unaudited consolidated financial statements

VIKING INVESTMENTS GROUP, INC.
Interim Consolidated Statements Of Operations And Comprehensive Loss
(Unaudited)
(Amounts expressed in US dollars)

	Three months ended,		Nine months ended,
	September 30,		September 30,
	2013	2012	2013	2012
	$	$	$	$
Revenue:	-	47,070	-	47,098
General and administrative expenses:
Interest expenses	55	6,139	55	12,322
Office supplies and services	12,795	14,575	42,894	46,238
Professional fees	34,789	39,862	167,212	79,775
Rent	10,712	4,537	24,773	15,782
Wages	62,435	68,928	155,052	199,196
Total general and administrative expenses	120,786	134,041	389,986	353,313

Derivative loss	-	-	(44,943)	-
Income (expense) on convertible note	2,684	-	2,806	-
Other income	9	-	72	-
Loss from continuing operations	(118,093)	(86,971)	(432,051)	(306,216)
Foreign currency translation adjustment	-	(22)	16	(72)
Net loss and Comprehensive loss	(118,093)	(86,993)	(432,035)	(306,288)
Loss per common share - Basic and diluted	(0.007)	(0.004)	(0.022)	(0.016)
Weighted average number of common shares outstanding – basic and diluted	16,531,996	19,816,554	19,424,163	19,321,450

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC
Interim Consolidated Statements Of Cash Flows
(Unaudited)
(Amounts expressed in US dollars)

	Nine months	Nine months
	Ended	Ended
	September 30, 2013	September 30, 2012
	$	$
Cash flows from operating activities:
Net loss from continuing operations	(432,051)	(306,216)
Amortization	3,063	-
Expenses and service costs assumed by shareholders	147,504	46,850
Issuance of common shares for expense and service	30,000	-
Prepaid expenses	-	(4,000)
Derivative loss	44,943	-
Accretion income on convertible note	(2,806)	-
Increase in Other payables	9,614	181,948
Increase in accrual expenses	72,050	18,967
(Decrease) in other receivables	(2,374)	(23,772)
Net cash used in operating activities	(130,057)	(86,223)

Cash flows from investing activities:
Leasehold improvements	(9,092)	-
Net cash used in investing activities	(9,092)	-

Cash flows from financing activities:
Amount due to Director	13,330	-
Proceeds from convertible note	58,000	-
Proceeds from Short-term loan	-	79,282
Repayment of Short-term loan	(79,282)	-
Net cash provided by (used in) financing activities	(7,952)	79,282

Effect of exchange rate changes on cash	16	(72)

Net increase/(decrease) in cash	(147,085)	(7,013)

Cash, beginning of period	159,297	7,946

Cash, end of period	12,212	933

Supplemental Cash Flow Information (See Note 4)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.
Interim Consolidated Statements of Stockholders’ Deficiency
(Unaudited)
(Amounts expressed in US dollars)

	Common Shares		Preferred Stock		Shares to be issued		Additional Paid-in	Accumulated Other Comprehensive		Total Stockholders’
	Number	Amount	Number	Amount	Number	Amount	Capital	Income	Deficit	Equity
		$		$		$	$	$	$	$

Balance at December 31, 2011	18,553,778	18,554		-			5,428,460	-	(5,467,089)	(20,075)
Net Loss									(430,790)	(430,790)
Foreign currency translation adjustment								1,613		1,613
Expenses assumed by stockholders	422,778	423		-			46,427	-	-	46,850
Issuance for loan collateral	879,196	879					(879)			-
Issuance of preferred stock in exchange of the common stock	(28,092)	(28)	28,092	28
Issuance of new shares to shareholder	3,205,960	3,206					155,715			158,921
Issuance of new shares to investor	1,649,665	1,649					164,940			162,589
Balance at December 31, 2012	24,683,285	24,684	28,092	28			5,790,663	1,613	(5,897,879)	(80,891)

Net loss									(432,051)	(432,051)

Foreign currency translation adjustment	-	-						16	-	16
Issuance of new shares for legal service (Note 7)	200,000	200	-	-			29,800	-	-	30,000
Returned loan collateral	(879,196)	(879)					879			-
Cancellation of shares due to repurchase of CNWD (Note 8)	(7,472,093)	(7,472)	-	-			7,472	-	-	-
Shares to be issued (Note 7)				-	1,134,646	1,135	146,369			147,504
Balance at September 30, 2013	16,531,996	16,533	28,092	28	1,134,646	1,135	5,975,183	1,629	(6,329,930)	(335,422)

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

On June 29, 2011, and on August 29, 2011, Viking Investments Group, LLC, a company controlled and managed by the Company’s Chairman, Chief Executive Officer and President, Tom Simeo, incorporated under the laws of The Federation of St. Kitts and Nevis, (“Viking Nevis”) sold 100,000 and 466,813 shares respectively of China Wood, Inc., publicly listed in the United States with the ticker “CNWD”, (the “China Wood Shares”) owned by Viking Nevis, in exchange for 1,912,000 and 12,569,420 newly issued restricted shares of SinoCubate respectively (the SinoCubate Shares”). By August 29, 2011, Viking Nevis completed the purchase of the China Wood Shares by having delivered a total of 566,813 shares of common stock in China Wood, Inc. to the Company. The China Wood Shares were registered in a Form S-1 Registration Statement declared effective by the SEC on April 7, 2011. The China Wood Shares are subject to a “Leak-Out Provision” whereby only a certain amount of shares can be sold per month up and until the first anniversary of the effective day of the aforementioned registration statement, April 7, 2012. The Company accounted the exchange of shares under ASC 845 - Nonmonetary transactions. Due to the fact that the exchange of shares had no commercial substance, the Company recorded the China Wood Shares as a long-term investment and valued the shares at the carrying value on the transaction date. The shares were fully impaired as of December 31, 2011. See Note 2 and 3 for additional information.

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

Since November 2008, the Company has sought to enter into contractual arrangements with entities that allow the Company to either purchase outright the assets and/or business operations of such entities or to enter into business arrangements, such as joint ventures or similar combinations with such entities to manage and operate such entities. Beginning in 2011, the Company began providing incubation and consulting services to emerging market companies.  Since the third quarter of the year 2012, when the Company generated incubation-services revenue, the Company has not been considered a development stage enterprise.

VIKING INVESTMENTS GROUP, INC.
Interim Notes to Consolidated Financial Statements
(Unaudited)
(Amounts expressed in US dollars)

The Company incurred recurring losses and had a net loss of $432,051 and $306,216 for the nine months ended September 30, 2013 and September 30, 2012, respectively. As of September 30, 2013, the Company’s cumulative deficit amounted to $6,329,930, and the Company had a cash balance of $12,212 and a working capital deficiency of $341,451.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

2. Summary of Significant Accounting Policies

a)  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in United States or “U.S. GAAP” for interim financial information and with the instructions to Form 10-Q as promulgated by the Securities and Exchange Commission or the SEC. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-K/A of the Company for the year ended December 31, 2012. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

h)  Comprehensive income

FASB ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. For the six months ended September 30, 2013 and 2012, comprehensive loss was $432,035 and $306,288 respectively.

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

As of September 30, 2013 and 2012, the Company had no trading and held-to-maturity securities. The Company’s long-term investment in the China Wood Shares was written off as of December 31, 2011 and repurchased by Viking Nevis on August 15, 2013.  See Note 3 for more information regarding the China Wood Shares.

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

VIKING INVESTMENTS GROUP, INC.
Interim Notes to Consolidated Financial Statements
(Unaudited)
(Amounts expressed in US dollars)

n)  Short-term loan

Short-term loan is an obligation which is to be repaid within one year of the date issued.

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

p)  Recently Adopted Accounting Pronouncements

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

In October 2012, FASB issued ASU 2012-04, Technical Corrections and Improvements. The amendments in this update cover a wide range of Topics in the accounting standards codification. These amendments include technical corrections and improvements to the accounting standards codification and conforming amendments related to fair value measurements. The adoption of ASU 2012-04 has no material impact on the Company’s financial position or results of operations.

In August 2012, the FASB issued ASU2012-03，Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC SAB No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22(SEC update)” in accounting standards update No.2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 has no material impact on the Company’s financial position or result of operations.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The adoption of ASU 2013-02 has no material impact on the Company’s financial position or results of operations.

VIKING INVESTMENTS GROUP, INC.
Interim Notes to Consolidated Financial Statements
(Unaudited)
(Amounts expressed in US dollars)

q)  Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available should be made presuming disallowance of the tax position at the reporting date. ASU 2013-11 is effective for reporting periods beginning after December 15, 2013, with early adoption permitted. The Company does not expect the adoption of ASU 2013-11 to have a material impact on the Company’s financial position or results of operations.

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matter (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon the recognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity a consensus of the FASB Emerging Issues Task Force” The amendments in this Update are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption.  The Company does not expect the adoption of ASU 2013-05 to have a material impact on the Company’s financial position or results of operations.

In April 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. The amendments require an entity to present its financial statements using the liquidation basis of accounting when liquidation is imminent unless the liquidation follows a plan that was specified in the entity’s governing documents at the entity’s inception. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective or (b) a plan for liquidation is being imposed by other forces. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The amendments in this Update are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The Company does not expect the adoption of ASU 2013-07 to have a material impact on the Company’s financial position or results of operations.

3. Related Party Transactions

On April 3, 2009, the Company entered into an agreement with Viking Investments Group, LLC, a Delaware limited liability company (“Viking Delaware”) owned by Viking Investments Group, LLC, a company controlled and managed by the Company’s Chairman, Chief Executive Officer and President, Tom Simeo, incorporated under the laws of The Federation of St. Kitts and Nevis, (“Viking Nevis”), providing that effective August 15, 2008, Viking Delaware would pay for any services performed on behalf of the Company by third parties until such time that Viking Delaware (or Viking Nevis) is no longer the majority shareholder of the Company.  On August 2, 2011, effective as of April 1, 2011, Viking Delaware agreed to advance and pay all third party costs for the Company as needed, but the Company had an obligation to reimburse Viking Delaware at a later stage upon demand from Viking Delaware.  As of August 29, 2011, Viking Delaware’s rights and obligations were transferred to Viking Nevis. On June 29, 2011, and on August 29, 2011, Viking Nevis sold 100,000 and 466,813 shares respectively of China Wood, Inc., publicly listed in the United States with the ticker “CNWD”, (the “China Wood Shares”) owned by Viking Nevis, in exchange for 1,912,000 and 12,569,420 newly issued restricted shares of the Company respectively. By August 29, 2011, Viking Nevis completed the purchase of the China Wood Shares by having delivered a total of 566,813 shares of common stock in China Wood, Inc. to the Company. The China Wood Shares were registered in a Form S-1 Registration Statement declared effective by the SEC on April 7, 2011. The China Wood Shares were subject to a “Leak-Out Provision” whereby only a certain amount of shares could be sold per month up and until the first anniversary of the effective day of the aforementioned registration statement (April 7, 2012). These investments were repurchased by Viking Nevis on April 15, 2013 pursuant to a Repurchase Agreement.  See Note 8.

VIKING INVESTMENTS GROUP, INC.
Interim Notes to Consolidated Financial Statements
(Unaudited)
(Amounts expressed in US dollars)

On November 16, 2012, Viking Nevis purchased 3,205,960 restricted shares of common stock of the Company for an aggregate purchase price of $158,921.  The purchase price has been paid, and the shares were issued on December 27, 2012.

On August 15, 2013, a balance of $147,504 due to the CEO and director of the Company was converted into 1,134,646 restricted shares of common stock of the Company at $0.13 per share. These shares were not issued as of September 30, 2013.

As of September 30, 2013, the amount due to the CEO and Director, Mr. Simeo, is $63,097 (December 31, 2012: $49,767).  This includes $44,513 of payroll and $18,584 payable to Mr. Simeo for the expenses he has paid on behalf of the Company.

4. Supplemental Cash Flow Information

	Nine months ended
	September 30
	2013	2012
	$	$
Cash paid for:
Interest	55	-
Income taxes (recovery)	-	-
Issuance of new shares for expense and service	30,000	10,693
Shares to be issued for balance owed to stockholder	147,504	-
Increase in additional paid in capital - repurchase of CNWD shares	7,472	-
Decrease in share capital – repurchase of CNWD share	(7,472)	-

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

6. Lease Commitment

On January 20, 2013, the Company entered into a two year lease agreement to lease an approximately 65 square meter office facility in Shanghai, China for RMB 15,600 (approximately $2,500 per month).  The total rental commitment for the two years is RMB 374,400 (approximately $60,000).

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

On January 10, 2013, 879,196 shares of the Company’s common stock which had been issued to a creditor as the collateral for the loan were returned to the Company for cancellation. See Note 5.

On June 6, 2013, 7,472,093 shares of the Company’s common stock were returned by Viking Nevis to the Company for cancellation, pursuant to the Guaranty and Repurchase Agreement. See Note 8.

On August 15, 2013, a balance of $147,504 due to Mr. Simeo, the CEO and a director of the Company, was converted into 1,134,646 restricted shares of common stock of the Company at $0.13 per share, which is calculated based on the average bid price of the Company’s stock for the last 30 days preceding the day of conversion. These shares were not issued as of September 30, 2013.

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

The Company had initially relied upon Viking Nevis’s Guaranty and Repurchase Agreement to value the China Wood Shares at $4.00/share in its financial statements for the year ended December 31, 2011. During the three month period ended September 30, 2013, the Company restated its financial statements as of December 31, 2011, and all financial statements subsequent to that date, to record the China Wood Shares at their carrying value on the transaction date, and such value was fully impaired as of December 31, 2011.

On April 15, 2013, pursuant to the Guaranty and Repurchase Agreement, Viking Nevis agreed to repurchase the China Wood Shares from the Company by returning 7,472,093 shares of the Company’s common stock to the Company’s transfer agent for cancellation. Those 7,472,093 shares were cancelled on June 7, 2013.

9.  Convertible Note Payable

On May 21, 2013, the Company issued a $58,000 8% convertible note with a term expiring on February 28, 2014 (the “Maturity Date”). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock beginning 180 days after the issuance date, at the holder’s option, at a 42% discount to the average of the five lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 110% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 115% if prepaid 31 days following the closing through 60 days following the closing, (iii) 120% if prepaid 61 days following the closing through 90 days following the closing, (iv) 125% if prepaid 91 days following the closing through 120 days following the closing, (v) 130% if prepaid 121 days following the closing through the 150 days following the closing, (vi) 135% if prepaid 151 days following the closing through the 180 days following the closing, and (vii) the Company shall have no right of prepayment after the expiration of 180 days following the closing.  The terms of the convertible note provide for certain redemption features which include features indexed to equity risks. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 22% per annum and the note becomes immediately due and payable.

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

The following table reflects the allocation of the purchase on the financing date:

Convertible Note, Face Value	$58,000
Convertible promissory note, Fair Value	102,943
Day-one derivative loss	(44,943)

On September 30, 2013, the fair value of the convertible note was $100,137, therefore, a gain of $2,684 and $2,806 associated with the changes in the fair value of convertible note was recorded for the three and nine months ended September 30, 2013, respectively.

10. Subsequent events

On October 28, 2013, the Board of directors has signed a resolution to convert the balance of $63,097 owed to Mr. Simeo into 485,359 restricted shares of its common stock, par value $0.001, and the balance of $58,176 owed to Ms. Zhong into 447,505 shares of free trading common stock, par value $.001, calculated as the fair value of the average bid price of $0.13 for the last 30 days preceding the day of conversion.

On October 28, 2013, the Company issued a $16,000 8% convertible note with a term expiring on July 30, 2014 (the “Maturity Date”).  The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock beginning 180 days after the issuance date, at the holder’s option, at a 60% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The terms of the convertible note provide for certain redemption features which include features indexed to equity risks. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 22% per annum and the note becomes immediately due and payable.  The following table reflects the allocation of the purchase on the inception dates:

Convertible Note, Face Value	$16,000
Convertible promissory note, Fair Value	44,410
Day-one derivative loss	(28,410)

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

PLAN OF OPERATIONS

Overview

The Company provides incubate resources and services to support the successful development of late stage, non-publicly-listed companies based in the United States and emerging growth countries with the ultimate goal and endeavor for them to become publicly listed in the United States. These incubate services include professional advisory services before and after financing, board member services, accounting, pre-audit and CFO services, corporate governance advice and general corporate management advisory services to entrepreneurs and their advisers in consideration for a fee, comprised of either cash or equity, or a combination of both. It is believed that successful completion of a business incubation program increases the likelihood that a company will stay in business for the long term. The Company is neither an underwriter as the term is defined in Section 2(a)(11) of the Securities Act of 1933. The Company is not an investment company pursuant to the Investment Company Act of 1940. The Company is not an investment adviser pursuant to the Investment Advisers Act of 1940 nor is it registered with FINRA or SIPC.

Recently, the Company has also begun focusing on developing, using in a cost effective and risk adverse approach, a diversified portfolio of internet-based start-up companies in the emerging growth countries, with emphasis on The People’s Republic of China and with the ultimate goal for them to become publicly listed companies in the United States or elsewhere. The Company plans to incubate a given internet start-up for 3-6 months, after which the Company will evaluate each project through testing, marketing and research, and determine the potential for success and commercial viability, and if appropriate, close down such start-up if appropriate. If, after such evaluation and testing the Company determines to continue developing the start-up, the Company will provide continue to provide incubation services.  Additionally, the Company has also begun inviting students from various parts of the world to participate in the Company’s internship’s program, with the goal of providing the Company access to the latest trends and technologies in a cost efficient manner, while at the same time offering a challenging environment to the students and providing a great learning experience. The Company hopes to ultimately have 3-6 projects at on various stages of development and between 10-40 students working on these projects. The Company believes that successful completion of a business incubation program increases the likelihood that a company will stay in business for the long term. However, the Company has yet to develop any internet start-up company, and there is no guarantee that any of these projects will be developed, and if fully developed, that they will be commercially viable or profitable for the Company.

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

Three months ended September 30, 2013 compared to the three months ended September 30, 2012

Liquidity and Capital Resources

As of September 30, 2013 and 2012, the Company had $12,212 and $933 in cash holdings, respectively.

Revenue

The Company had no revenues during the three month period ended September 30, 2013.  The Company received $47,070 (RMB 300,000) on July 7, 2012 as payment from a client for the preliminary accounting services the Company rendered to it, which was recorded as Company revenue during the three month period ended September 30, 2012.

Expenses

The Company’s operating expenses decreased by $13,255 to $120,786 in the three month period ended September 30, 2013 from $134,041 in the corresponding period in 2012. The decrease was mainly due to the decrease of professional fees, office expenses and wages incurred during the three month period ended September 30, 2013 as compared to the three month period ended September 30, 2012.

Net Loss

The Company incurred a net loss of $118,093 during the three month period ended September 30, 2013, compared with a net loss of $86,993 for the three month period ended September 30, 2012.  The increase in net loss was mainly due to the Company having no revenue during the three month period ended September 30, 2013 as compared to the three month period ended September 30, 2012.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Liquidity and Capital Resources

As of September 30, 2013 and 2012, the Company respectively had $12,212 and $933 in cash holdings.   On May 21, 2013, the Company issued a $58,000 8% convertible note with a term expiring on February 28, 2014 (the “Maturity Date”). The principal amount of the note and interest is payable on the Maturity Date.  The proceeds have been used as working capital.

Revenue

The Company had no revenues during the nine month period ended September 30, 2013, and revenues of $47,098 during the nine month period ended September 30, 2012.

Expenses

The Company’s operating expenses increased by $36,673 to $389,986 in the nine month period ended September 30, 2013 from $353,313 in the corresponding period in 2012.  The increase was mainly due to increased professional fees associated with the issuance of convertible notes and accounting fees.

Net Loss

The Company incurred a net loss of $432,035 during the nine month period ended September 30, 2013 compared with net loss of $306,288 for the nine month period ended September 30, 2012. The increase in net loss was mainly due to the increase of professional fees in the current nine month period ended September 30, 2013 compared to the corresponding period in 2012.

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

During the three month period ended June 30, 2013, the Company re-visited the accounting treatment for the above transactions, and determined that the exchange of China Wood shares was a nonmonetary transaction and, therefore, should be accounted under ASC 845, "Nonmonetary Transactions." The Company further determined that the exchange of shares had no commercial substance due to fact that the Company’s future cash flows were not expected to significantly change as a result of the exchange of shares. Therefore, the Company recorded the value of the China Wood Shares at their carrying value on the transaction date, and the excess of the fair value of purchase consideration over the assets purchased was charged to additional paid in capital.  On December 31, 2011, the China Wood shares were fully impaired and charged to the income statements.

During the three month period ended September 30, 2013, the Company amended its Annual Reports on Form 10-K for the years ended December 31, 2011 and 2012, and the Form 10-Q for the periods ended September 30, 2011, March 31, 2012, June 30, 2012 and September 30, 2012, to reflect the correction of the accounting treatment of China Wood Shares.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit

Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

VIKING INVESTMENTS GROUP, INC. (Registrant)

/s/ Tom Simeo	Date: November 14, 2013
Tom Simeo Chief Executive Officer, Director and Treasurer

In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Guangfeng Yang	Date: November 14, 2013
Guangfeng Yang Chief Financial Officer & Director