Form 10-K
period 2013-12-31
VIKING INVESTMENTS GROUP, INC.
filed 2014-04-21
CIK 1102432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2013, the aggregate market value of the shares of the Registrant’s common equity held by non-affiliates was approximately $736,396.05, using the June 2013 closing price of the Registrant’s common stock of $0.15/share. Shares of the Registrant’s common stock held by each executive officer and director and each by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be “affiliates” of the Registrant for purposes of the above calculation. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares of the Registrant’s common stock outstanding as of December 31, 2013, was 18,758,657.

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

The Registrant, Viking Investments Group, Inc., is sometimes referred to hereinafter as “Viking Investments” or the “Company.” The Company was incorporated under the laws of the State of Florida on May 3, 1989, as Sparta Ventures Corp. and remained inactive until June 27, 1998. The name of the Company was changed to Thermal Ablation Technologies Corporation on October 8, 1998 and then to Poker.com, Inc. on August 10, 1999. On September 15, 2003, the Company changed its name to LegalPlay Entertainment Inc., and on November 8, 2006, the name of the Company was changed to Synthenol Inc. Effective November 3, 2008, the Company merged with and into a wholly-owned subsidiary, SinoCubate, Inc., which remained the surviving entity of the merger. SinoCubate, Inc. was formed in the State of Nevada on September 11, 2008. The merger resulted in a change of name of the Company from Synthenol Inc. to SinoCubate, Inc., and a change in the state of incorporation of the Company from Florida to Nevada. On June 13, 2012, the Company changed its name to Viking Investments Group, Inc.

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

Other Information

Neither the Company nor any of its subsidiaries engaged in any research and development activities during 2013. The Company does not manufacture any products or engage in any activity that requires compliance with environmental laws.

Employees

The Company, through its wholly owned subsidiary, Viking Investments Group, LLC, a Delaware limited liability company (“Viking Delaware”), employs three people (and has retained one outside consultant) involved in business development, business analysis, financial consulting, web programming and designing, execution and support of the Company’s business.

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

Item 1A.	Risk Factors

The following important factors among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-K or presented elsewhere by management from time to time.

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Conflicts of Interest

Certain conflicts of interest may exist between the Company and its Chief Executive Officer and Chairman, Tom Simeo, as well as its majority shareholder, Viking Investments Group, LLC, a company organized under the laws of the Federation of St. Kitts and Nevis (“Viking Nevis”). Tom Simeo is also the principal officer of Viking Nevis. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to the Company. See “Certain Relationships and Related Transactions.”

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company leases approximately 200 square meters of office space at 138 Pinxingguan Road, 9th Floor, Shanghai, China, where it operates its emerging market incubation and consulting business.

Item 3.	Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2013, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no "established trading market" for shares of the Company’s common stock. As of December 31, 2013, the Company’s common stock was quoted on OTC Markets Group’s OTCQB under the symbol "VKIN." No assurance can be given that any "established trading market" for the Company’s common stock will develop or be maintained.

The range of high and low closing bid quotations for the Company’s common stock during each quarter of the calendar years ended December 31 2013 and 2012, is shown below, as quoted by http://finance.yahoo.com. Prices are inter-dealer quotations, without retail mark-up, markdown or commissions and may not represent actual transactions.

Stock Quotations

Quarter Ended	High	Low
March 31, 2012	0.40	0.05
June 30, 2012	0.80	0.07
September 30, 2012	0.50	0.05
December 31, 2012	0.50	0.05
March 31, 2013	0.74	0.25
June 30, 2013	1.50	0.15
September 30, 2013	0.15	0.13
December 31, 2013	0.20	0.08

The future sale of the Company’s presently outstanding "unregistered" and "restricted" common stock by present members of management and persons who own more than five percent of the Company’s outstanding voting securities may have an adverse effect on any "established trading market" that may develop in the shares of the Company’s common stock.

Holders

As of December 31, 2013, the Company had 49 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The Company does not know the beneficial owners of such shares.

Dividend Distributions

We have not historically distributed dividends to stockholders, nor do we intend to do so in the foreseeable future.

Securities authorized for issuance under equity compensation plans

The Company does not have any securities authorized for issuance under equity compensation plans.

Penny Stock

Our common stock is considered "penny stock" under the rules the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

-	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;
-
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

-	contains a toll-free telephone number for inquiries on disciplinary actions;
-	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and
-	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

-	bid and offer quotations for the penny stock;
-	the compensation of the broker-dealer and its salesperson in the transaction;
-	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and
-	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules that require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

Related Stockholder Matters

None.

Purchase of Equity Securities

None.

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

Liquidity and Capital Resources

At December 31, 2013, the Company had a working capital deficiency of $284,193, compared to a working capital deficiency of $80,891 at December 31, 2012.

Revenue

The Company had no revenue during the year ended December 31, 2013, and $47,066 in revenue during the year ended December 31, 2012.

Expenses

The Company’s operating expenses were $448,555 for the year ended December 31, 2013, compared with $465,592 for the corresponding period in 2012. The slight decrease was mainly due to the decrease of office and wage expenses.

Net Loss

The Company incurred a net loss of $517,716 for the year ended December 31, 2013, compared with net loss of $429,177 for the year ended December 31, 2012. The increase in net loss was mainly due to the change in fair value of convertible notes during the year ended December 31, 2013, as compared to the year ended December 31, 2012.

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

We have audited the accompanying consolidated balance sheets of Viking Investments Group, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, cash flows and changes in stockholders' equity (deficit) for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in accordance with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in note 1 to the consolidated financial statements, the Company has experienced recurring losses and has a deficit accumulated since inception which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SCHWARTZ LEVITSKY FELDMAN LLP

Toronto, Ontario, Canada April 18, 2014	Chartered Accountants Licensed Public Accountants

2300 Yonge Street, Suite 1500, Box 2434
Toronto, Ontario M4P 1E4
Tel:  416 785 5353
Fax:  416 785 5663

VIKING INVESTMENTS GROUP, INC.
Consolidated Balance Sheets
As at December 31, 2013 and 2012
(Amounts expressed in US dollars)

	December 31
	2013	2012
		(Restated)
ASSETS
CURRENT ASSETS
Cash	$12,239	$159,297
Prepaid expenses and deposits	9,641	7,332
	21,880	166,629
Leasehold improvements	5,053	-
TOTAL ASSETS	$26,933	$166,629

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Other payable	$2,865	$62,641
Accrued liabilities	110,247	55,830
Amount due to director (Note 3)	77,715	49,767
Short term loan (Note 4)	-	79,282
Convertible notes (Note 9)	115,246	-
TOTAL LIABILITIES	306,073	247,520
Going Concern (Note 1)
Related Party Transactions (Note 3)
Subsequent Events (Note 11)

STOCKHOLDERS’ DEFICIENCY
Capital Stock (Note 7)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 28,092 shares issued and outstanding as of December 31, 2013 and 2012	$28	$28
Common stock, $0.001 par value, 100,000,000 shares
Authorized, 18,758,657 shares issued and outstanding
as of December 31, 2013, and 24,683,285 shares issued and
outstanding as of December 31, 2012	18,760	24,684
Additional Paid-In Capital (Note 7)	6,116,054	5,790,663
Deficit	(6,415,793)	(5,897,879)
Accumulated other comprehensive income	1,811	1,613
TOTAL STOCKHOLDERS’ DEFICIENCY	$(279,140)	$(80,891)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$26,933	$166,629

The accompanying notes are an integral part of these consolidated financial statements

VIKING INVESTMENTS GROUP, INC.
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended December 31, 2013 and 2012
(Amounts expressed in US dollars)

	For the Year Ended	For the Year Ended
	December 31, 2013	December 31, 2012
		(Restated)
Revenue	$-	$47,066
Operating expenses
General and administrative expenses	45,765	68,635
Professional fees	166,046	167,876
Rent	41,194	23,919
Wages	191,323	205,162
Amortization	4,227	-
Total operating expenses	448,555	465,592
Loss from operations	(448,555)	(418,526)
Other income (expenses)
Interest expense	(2,495)	(12,322)
Change in fair value of convertible notes	(62,358)	-
Gain on extinguishment of debt	422	-
Other expenses	72	58
Bad debt expense	(5,000)	-
Net loss from operations	(517,914)	(430,790)

Foreign currency translation adjustment	198	1,613

Comprehensive loss	$(517,716)	$(429,177)

Loss per weighted average number of common shares outstanding – basic and diluted	(0.027)	(0.021)
Weighted average number of common
shares outstanding – basic and diluted	18,922,195	20,143,212

The accompanying notes are an integral part of these consolidated financial statements

VIKING INVESTMENTS GROUP, INC.
Consolidated Statement Of Cash Flows
(Amounts expressed in US dollars)

	For the Year Ended	For the Year Ended
	December 31, 2013	December 31, 2012
		(Restated)
Cash flows from operating activities:
Net loss	$(517,914)	$(430,790)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of convertible notes	62,358
Gain on extinguishment of debt	(422)
Amortization	4,227
Expenses and service costs assumed by shareholders	27,948	46,850
Issuance of common stock for services	298,777
Changes in operating assets and liabilities
Increase in accrued liabilities	54,417	27,091
(Decrease) increase in other payable	(59,776)	62,641
Increase in prepaid expenses and deposits	(2,309)	(1,614)
Net cash used in operating activities	(132,694)	(295,822)

Cash flows from investing activities:
Leasehold improvements	(9,093)	-

Cash flows from financing activities:
Proceeds from (repayment of) short term loan	(79,282)	79,282
Amount due to director	-	49,767
Proceeds from issuance of common stock	-	316,511
Proceeds from convertible notes	74,000
Net cash provided by (used in) financing activities	(5,282)	445,560

Effect of exchange rate changes on cash	11	1,613

Net increase (decrease) in cash	(147,058)	151,351

Cash at beginning of year	159,297	7,946

Cash at ending of year	$12,239	$159,297

Supplemental Cash Flow Information (See Note 5)

The accompanying notes are an integral part of these consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.
Consolidated Statement of Changes in Stockholders' Deficiency
(Amounts expressed in US dollars)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated Other Comprehensive		Total Stockholders’
	Number	Amount	Number	Amount	Capital	Income	Deficit	Deficiency
					(Restated)		(Restated)	(Restated)
	$	$	$	$	$	$	$	$

Balance at December 31, 2011	18,553,778	18,554	-	-	5,428,460	-	(5,467,089)	(20,075)
Net Loss	-	-	-	-	-	-	(430,790)	(430,790)
Foreign currency translation adjustment	-	-	-	-	-	1,613	-	1,613
Expenses assumed by stockholders	422,778	423	-	-	46,427	-	-	46,850
Issuance for loan collateral	879,196	879	-	-	(879)	-	-	-
Issuance of preferred stock in exchange of the common stock	(28,092)	(28)	28,092	28	-	-	-	-
Issuance of new shares to shareholder	3,205,960	3,206			155,715			158,921
Issuance of new shares to investor	1,649,665	1,650			160,940			162,590
Balance at December 31, 2012	24,683,285	24,684	28,092	28	5,790,663	1,613	(5,897,879)	(80,891)
Net loss	-	-	-	-	-	-	(517,914)	(517,914)
Foreign currency translation adjustment	-	-	-	-	-	198	-	198
Issuance of new shares for legal service	200,000	200	-	-	29,800	-	-	30,000
Issuance of new shares to shareholders	2,067,510	2,068	-	-	266,709	-	-	268,777
Issuance of new shares - convertible notes	159,151	159	-	-	20,531	-	-	20,690
Returned loan collateral	(879,196)	(879)	-	-	879	-	-	-
Cancellation of shares due to repurchase of CNWD	(7,472,093)	(7,472)	-	-	7,472	-	-	-
Balance at Dec 31, 2013	18,758,657	18,760	28,092	28	6,116,054	1,811	(6,415,793)	(279,140)

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

Beginning in November 2008, the Company sought to enter into contractual arrangements with entities that allow the Company to either purchase outright the assets and/or business operations of such entities or to enter into business arrangements, such as joint ventures or similar combinations with such entities to manage and operate such entities. In 2011, the Company began providing incubation and consulting services to emerging market companies. Commencing from the third quarter of the 2012 fiscal year, the Company started to generate revenue and is no longer considered a development stage enterprise.

The company established a registered representative office in Shanghai City, People’s Republic China (“PRC”) and through which the Company carries out certain permitted activities.

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company had a net loss of $517,914 and $430,790 for the years ended December 31, 2013 and December 31, 2012, respectively. The Company had a working capital deficiency in the amount of $284,193 as of December 31, 2013.  The Company has accumulated a negative stockholders’ deficiency of $279,140 and $80,891 as at December 31, 2013 and 2012, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

VIKING INVESTMENTS GROUP, INC.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)

Note 2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

The foregoing audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for consolidated financial information and with the instructions to Form 10-K as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, these consolidated financial statements include all of the disclosures required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, the audited consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the period presented.

b)	Basis of Consolidation

The financial statements presented herein reflect the consolidated financial results of the Company and its wholly owned subsidiary, Viking Investments Group LLC, a Delaware limited liability company. All significant intercompany transactions and balances have been eliminated upon consolidation.

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

ASC Topic 820-10, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 820-10, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for other receivables, other payable, accrued liabilities, short term loan and due to director each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

VIKING INVESTMENTS GROUP, INC.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)

Assets and liabilities measured at fair value as of December 31, 2013 and 2012 are classified below based on the three fair value hierarchy described above:

	December 31
	2013		2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash	$12,239	12,239	$159,297	159,297
Other receivables	9,641	9,641	7,332	7,332

Financial Liabilities
Short-term loan	-	-	79,282	79,282
Other payable	2,865	2,865	62,641	62,641
Accrued liabilities	110,247	110,247	55,830	55,830
Amount due to director	77,715	77,715	49,767	49,767
Convertible notes	62,000	115,246	-	-

Cash has been measured using Level 1 and other payable and accrued liabilities as Level 3 of the fair value hierarchy.

e)	Cash

Cash includes bank deposits and cash on hand.

f)	Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and, adjusted by any effects of warrants and options outstanding, if dilutive, that may add to the number of common shares during the period. There were no common stock equivalent shares outstanding at December 31, 2013 and 2012 that have been included in the diluted loss per share calculation as the effects would have been anti-dilutive.

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

FASB ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. For the fiscal years ended December 31, 2013 and 2012, comprehensive loss was $ (517,716) and $ (429,177) respectively.

i)	Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets likely. The Company did not incur any material impact to its financial condition or results of operations due to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is subject to U.S federal jurisdiction income tax examinations for the tax years 2006 through 2013. In addition, the Company is subject to state and local income tax examinations for the tax years 2006 through 2013.

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

VIKING INVESTMENTS GROUP, INC.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)

k)	Leasehold Improvements

Leasehold improvements are recorded at cost less accumulated amortization and accumulated impairment losses. Costs include expenditures that are directly attributable to the acquisition of the asset. Amortization is recognized in the statement of operations over the estimated useful lives of the related assets using the following annual rate and method:

Leasehold Improvements	Straight line over period of lease

l)	Long-term Investment

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

As at December 31, 2013 and 2012, the Company had no trading and held-to-maturity securities. The Company’s long-term investment in the China Wood Shares was written off as of December 31, 2011, and repurchased by Viking Nevis on August 15, 2013. See Note 3 for more information regarding the China Wood Shares.

VIKING INVESTMENTS GROUP, INC.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)

m)	Foreign Currency Exchange

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

n)	Convertible Notes Payable

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

o)	Recently Adopted Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing indefinite-Lived Intangible Assets for Impairment” (ASU 2012-02), allowing entities the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test.  If the qualitative assessment indicates it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no testing is required. ASU 2012-02 is effective for the Company in the period beginning January 1, 2013. The adoption of this update did not have a material impact on the Company’s financial statements ut may have an impact in the future periods.

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements. The amendments in this update cover a wide range of Topics in the accounting standards codification. These amendments include technical corrections and improvements to the accounting standards codification and conforming amendments related to fair value measurements. The adoption of ASU 2012-04 has no material impact on the Company’s financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC SAB No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22(SEC update) in accounting standards update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 has no material impact on the Company’s financial position or results of operations.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The adoption of ASU 2013-02 has no material impact on the Company’s financial position or results of operations.

p)	Recently Accounting Pronouncements

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matter (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon the recognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity a consensus of the FASB Emerging Issues Task Force. The amendments in this Update are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption.  The Company does not expect the adoption of ASU 2013-05 to have a material impact on the Company’s financial position or results of operations.

VIKING INVESTMENTS GROUP, INC.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)

In April 2013, the FASB issued ASU 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. The amendments require an entity to present its financial statements using the liquidation basis of accounting when liquidation is imminent unless the liquidation follows a plan that was specified in the entity’s governing documents at the entity’s inception. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective or (b) a plan for liquidation is being imposed by other forces. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The amendments in this Update are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The Company does not expect the adoption of ASU 2013-07 to have a material impact on the Company’s financial position or results of operations.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This guidance states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

VIKING INVESTMENTS GROUP, INC.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)

Note 3.	Related Party Transactions

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

On June 29, 2011, and on August 29, 2011, Viking Investments, LLC, a company controlled and managed by the Company’s Chairman, Chief Executive Officer and President, Tom Simeo, incorporated under the laws of The Federation of St. Kitts and Nevis, (“Viking Nevis”) sold 100,000 and 466,813 shares respectively of China Wood, Inc., publicly listed in the United States with the ticker “CNWD”, (the “China Wood Shares”) owned by Viking Nevis, in exchange for 1,912,000 and 12,569,420 newly issued restricted shares of common stock of the Company respectively. By August 29, 2011, Viking Nevis completed the sale of the China Wood Shares by having delivered a total of 566,813 shares of common stock in China Wood, Inc. to the Company. The China Wood Shares were registered in a Form S-1 Registration Statement declared effective by the SEC on April 7, 2011. The China Wood Shares were subject to a “Leak-Out Provision” whereby only a certain amount of shares could be sold per month up and until the first anniversary of the effective day of the aforementioned registration statement (April 7, 2012).

These investments were fully impaired as of December 31, 2011, and were repurchased by Viking Nevis on April 15, 2013.

On November 16, 2012, Viking Nevis purchased 3,205,960 restricted shares of common stock of the Company for an aggregate purchase price of $158,921. The purchase price has been paid, and the shares were issued on December 27, 2012.

As at December 31, 2013, the Company owed Tom Simeo $77,715, after paying him $54,216 and converting debt owed of $210,601 into common stock during the fiscal year ending December 31, 2013.

Amount due to Director:

Balance December 31, 2012	$49,767
Add: 2013 accrued payroll	153,000
Add: 2013 expenses paid on behalf of the Company	139,765
Less: 2013 repayments	(54,216)
Less: converted into common stock	(210,601)
Balance December 31, 2013	$77,715

VIKING INVESTMENTS GROUP, INC.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)

Note 4.	Short-term Loan

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

Note 5.	Supplemental Cash Flow Information

	Years Ended December 31,
	2013	2012
		(Restated)
Cash paid for:
Interest	$55	$12,322
Income taxes	-	-
Non-Cash transactions:
Common shares issued for expenses and services	30,000	-
Conversion of convertible note	12,000	-
Common shares issued for balance owed to stockholders	268,777	-
Increase in additional paid in capital - repurchase of CNWD shares	7,472	-
Decrease in share capital – repurchase of CNWD share	$(7,472)	$-

VIKING INVESTMENTS GROUP, INC.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)

Note 6.	Income Tax

a)	Current income tax The income tax expense is reconciled as below:

	2013	2012

Net Loss	$517,914	$430,790
Statutory tax rate	35%	35%
Income Tax at Statutory tax rate	181,270	150,777
Non-deductible expenses	(129,456)	(16,398)
Change in valuation allowance	(51,814)	(134,379)
Total tax expenses	-	-

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

No provision for income taxes has been provided in these consolidated financial statements due to the net loss for the years ended December 31, 2013 and 2012. The net operating loss will expire at various times to December 31, 2032.

b)	Deferred tax

	2013	2012

Non-capital losses carried forward	$2,723,196	$2,205,282
Statutory tax rate	35%	35%
Income Tax at Statutory tax rate	953,119	771,849
Valuation allowance	(953,119)	(771,849)

VIKING INVESTMENTS GROUP, INC.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)

Note 7.	Capital Stock and Additional Paid-in Capital

	December 31, 2013 Number of shares			December 31, 2012 Number of shares
	Authorized	Outstanding	Amount	Authorized	Outstanding	Amount
						(Restated)
Capital Stock			$			$

Preferred stock, $0.001 par value	5,000,000	28,092	28	5,000,000	28,092	28
Common stock, $0.001 par value	100,000,000	18,758,657	18,760	100,000,000	24,683,285	24,684
Additional Paid-in Capital			6,107,364			5,790,663

a)	Preferred Stock

The Company is authorized to issue 5,000,000 shares of Series C Preferred Stock, par value $.001 per share.

On October 3, 2012, the Company issued 28,092 shares of preferred stock to the Chairman of the Company in exchange for the return of the equal amount of shares of common stock, owned by the Chairman, deposited in a brokerage account, to the Company for cancellation. As of December 31, 2013, the Company’s transfer agent has still not received the 28,092 shares of common stock for cancellation, although the Chairman has acknowledged his unconditional obligation to return the 28,092 shares of common stock to the Company and has arranged for his brokerage firm to do so. Thus the 28,092 shares of common stock to be cancelled are shown as no longer issued and outstanding as of December 31, 2012, while the 28,092 shares of preferred stock are shown as issued and outstanding. Neither the common stock, nor the preferred stock were assessed any value.

Each share of such Preferred Stock shall have a par value of $0.001 per share.

Each share of Preferred Stock shall entitle the holder thereof to two thousand (2,000) votes on all matters submitted to a vote of the stockholders of the Corporation. In the event the Corporation shall at any time on or after the date that Preferred Stock has been issued (“Distribution Date) declare or pay any dividend on Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock) into a greater or lesser number of shares of Common Stock, then in each such case the number of votes per share to which holders of shares of Preferred Stock were entitled immediately prior to such event shall be adjusted by multiplying such number by a fraction of the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

Each share of Preferred Stock shall be convertible, at the option of the holder thereof, at any time after the date of issuance of such share, at the office of the Corporation or any transfer agent for such stock, into one share of fully paid and non-assessable Common Stock (the “Conversion Rate").

VIKING INVESTMENTS GROUP, INC.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)

b)	Common Stock

On January 11, 2013, the Company authorized and approved the issuance of 200,000 free trading shares of common stock to the Company’s lawyer for the provision of $30,000 in legal services rendered to the Company, at a fair value of $0.15 per share.

On January 10, 2013, 879,196 shares of the Company’s common stock which had been issued to a creditor as the collateral for the loan were returned to the Company for cancellation. See Note 4.

On June 6, 2013, 7,472,093 shares of the Company’s common stock were returned by Viking Nevis to the Company for cancellation, pursuant to the Guaranty and Repurchase Agreement. See Note 8.

On August 15, 2013, a balance of $147,504 due to Mr. Simeo, the CEO and a director of the Company, was converted into 1,134,646 restricted shares of common stock of the Company at $0.13 per share, which is calculated based on the average bid price of the Company’s stock for the last 30 days preceding the day of conversion. These shares were issued on November 22, 2013.

On October 28, 2013, the Board of Directors signed a resolution to convert the balance of $63,097 owed to Mr. Simeo into 485,359 restricted shares of common stock, and the balance of $58,176 owed to Ms. Zhong into 447,505 shares of free trading common stock of the Company at $0.13 per share, which is calculated based on the average bid price of the Company’s stock for the last 30 days preceding the day of conversion. These shares were issued on November 22, 2013.

On December 5, 2013, a convertible note holder elected to convert $12,000 principal amount of the convertible note dated May 21, 2013, into 159,151 shares of the Company’s common stock at a fair value of $0.13 per share in accordance with the convertible note agreement. See Note 9.  These shares were issued on December 17, 2013.

c)	Stock-based Compensation payment

The stock warrants granted during 2009 were exercisable immediately and were recorded at the fair value of $24,020 on the grant date using the Black-Scholes option pricing model.

The assumptions used to estimate the fair value of stock warrants on the grant date were as follows:

Issuance Date	Expected volatility	Risk-free rate	Expected term (years)	Dividend yield

December 16, 2009	204.70%	0.11%	3	0.00%

In 2011, the Company cancelled all options and warrants issued in 2009. The Company did not issue any stock options or warrants during fiscal year ending December 31, 2013 and 2012.

VIKING INVESTMENTS GROUP, INC.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)

Note 8.	Guarantee and Repurchase Agreement (Disposal of Long-term Investment)

On June 29, 2011, and on August 29, 2011, Viking Investment, LLC, a company controlled and managed by the Company’s Chairman, Chief Executive Officer and President, Tom Simeo, incorporated under the laws of The Federation of St. Kitts and Nevis, (“Viking Nevis”) sold 100,000 and 466,813 shares respectively of China Wood, Inc., publicly listed in the United States with the ticker “CNWD”, (the “China Wood Shares”) owned by Viking Nevis, in exchange of 1,912,000 and 12,569,420 newly issued restricted shares of common stock of the Company respectively.

On April 11, 2012, Viking Nevis guaranteed that the price of the 566,813 shares of China Wood Inc., (that it had previously sold to the Company in consideration of the Company issuing Viking Nevis 14,481,420 shares of Company common stock), would not be less than $4.50 per share and agreed to repurchase the China Wood Shares by tendering shares of common stock of the Company owned by Viking Nevis to the Company if the 45-day volume weighted average price (“VWAP”) of the China Wood Shares was equal to or less than $4.00 per share. As the 45-day VWAP of the China Wood Shares has been $4.00 or less per share since the fourth quarter of 2012, the Company demanded Viking Nevis repurchase the China Wood Shares, and in a written repurchase agreement executed on April 15, 2013, by both parties, Viking Nevis agreed to do so by returning 7,472,093 shares of the Company’s common stock to the Company for cancellation.

The Company, in valuing the China Wood shares (Note 3), had initially relied upon Viking Nevis’s Guaranty and Repurchase Agreement to value the China Wood Shares at $4.00/share in its consolidated financial statements for the year ended December 31, 2011. During the three month period ended September 30, 2013, the Company restated its financial statements as of December 31, 2011, and all financial statements subsequent to that date, to record the China Wood Shares at their carrying value on the transaction date, and such value was fully impaired as of December 31, 2011.

On April 15, 2013, pursuant to the Guaranty and Repurchase Agreement, Viking Nevis agreed to repurchase the China Wood Shares from the Company by returning 7,472,093 shares of the Company’s common stock to the Company’s transfer agent for cancellation.  Those 7,472,093 shares were returned to the Company and cancelled on June 7, 2013.

Note 9.	Convertible Notes

(a)	May 21, 2013 Convertible Note

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

The following table reflects the allocation of the purchase on the inception date:

Convertible Note, Face Value	$58,000
Convertible promissory note, Fair Value	106,522
Day-one derivative loss	(48,522)

On December 5, 2013, the note holder elected to convert $12,000 principal amount of the convertible note dated May 21, 2013 into 159,151 shares of the Company’s common stock at a fair value of $0.13 per share in accordance with the agreement.  These shares were issued on December 17, 2013. A gain of $422 was recorded on the extinguishment of the debt.

On December 31, 2013, the remaining principal balance is $46,000 with a fair value of $73,177.  A loss of $36,289 associated with the changes in the fair value of convertible note was recorded during the year ended December 31, 2013.

(b)	October 23, 2013 Convertible Note

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

The following table reflects the allocation of the purchase on the inception date:

Convertible Note, Face Value	$16,000
Convertible promissory note, Fair Value	44,410
Day-one derivative loss	(28,410)

On December, 2013, the convertible note has a fair value of $42,069.  A loss of $26,069 associated with the changes in the fair value of convertible note was recorded during the year ended December 31, 2013.

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

Note 11.	Subsequent Events

On March 13, 2014, Tom Simeo (the “Seller”), the Chief Executive Officer and a director of the Company, entered into a stock purchase agreement with MHR Enterprises LLC (the “Buyer”), for the sale of 28,092 shares (the “Shares”) of the Company’s Series C Preferred Stock (the “Preferred Stock”) to the Buyer. Such shares have been delivered to escrow and will be released from escrow to the Buyer after (a) the Company has filed its Annual Report on Form 10-K for the year ending December 31, 2013, (b) the Buyer has received satisfactory evidence that Company liabilities have been satisfied, and (c) the Seller has received payment for the Shares. As each share of the Preferred Stock has 2,000 votes, the delivery of the Shares to the Buyer will constitute a change of control of the Company.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

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

As of December 31, 2013, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of the Company’s internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's chief financial officer in connection with the audit of the Company’s financial statements as of December 31, 2013 and communicated the matters to the Company’s management.

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

(a)	Disclosure Controls and Procedures; Changes in Internal Control Over Financial Reporting

Management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2012. Based on this evaluation, Management concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2013.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. Based on this assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was not effective based on those criteria.

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

There was no change in our internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers

The name of the officers and directors of the Company as of April 15, 2014, as well as certain information about them, are set forth below:

Name	Age	Position

Tom Simeo	59	Director/CEO/Treasurer
Guangfang Yang	37	Director/CFO
Townsend Tang	36	Director

Background of Officers and Directors

Tom Simeo
Mr. Simeo has been the Company’s chief executive officer and a director since August 15, 2008, when Viking Investments Group, LLC (a Nevis limited liability company) acquired control of the Company. Mr. Simeo has been the Chairman of the Board of Directors of the Company since August of 2008. Mr. Simeo, a corporate lawyer and investment banker, is the founder and managing partner of Viking Investments Group, LLC, the Company’s subsidiary and a Delaware limited liability company established in 1993. Between 1990 and 1993, Mr. Simeo advised on the financing and private acquisition of state-owned companies in former Soviet Bloc countries. During the years of 1993 through 2004, Mr. Simeo initiated, advised and helped structure investments in the United States to foreign private and publicly listed companies. From the early 1980's through 1990, Mr. Simeo was a practicing lawyer in Sweden. Mr. Simeo is a graduate Jur. kand. (American LLM equivalent) from the University of Lund, Sweden. Mr. Simeo also studied law at Stockholm University and International Economy at Uppsala University in Sweden. Mr. Simeo is not a director of any other public company.

Guangfang “Cecile” Yang
On February 7, 2013, Ms. Yang was appointed as the chief financial officer of the Company and was appointed to the Board of Directors of the Company.

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

Townsend Tang
On July 10, 2012, Mr. Townsend Tang was appointed to the Board of Directors of the Company. Mr. Townsend Tang, a seasoned executive and entrepreneur, has more than 10 years of experience in the finance industry in China, including Venture Capital, Private Equity, Mergers and Acquisitions, Initial Public Offerings and Private Investments in Public Equity, and various forms of debt financing. Before joining the Company, Mr. Tang was from 2007, a partner and managing director with Beijing Capital Fund Management Co., Ltd, Beijing, where he was instrumental in raising RMB100 million, plus additional debt and equity financings for a number of the firm’s clients. Between the years of 2001 to 2006, Mr. Tang owned and managed Ou Shang Investments, Co., Ltd., a financing consultant firm focused on assisting various domestic Chinese and South East Asian companies to obtain debt and equity financing, ranging from RMB10 million to RMB100 million to a total of 13 clients, of which three clients obtained a listing in A Market, Shanghai.

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

Compliance with Section 16(A) of the Exchange Act

To the best of the knowledge of the Company, persons who beneficially owned more than ten percent of the Company’s common stock filed timely reports in compliance with Section 16(a).

Item 11.	Executive Compensation

Summary Compensation Table— Fiscal Years Ended December 31, 2013 and 2012

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Tom Simeo	2013	153,000	0	0	0	0	0	0	153,000
	2012	135,000	0	0	0	0	0	0	135,000

Guangfang Yang (1)	2013	7,100	0	0	0	0	0	0	7,100
	2012	0	0	0	0	0	0	0	0

Gordon	2013	0	0	0	0	0	0	0	0
SanFu Lin (2)	2012	0	0	0	0	0	0	0	0

Jiyun Ge (3)	2013	0	0	0	0	0	0	0	0
	2012	15,634	0	2,000	0	0	0	0	17,634

Narrative to Summary Compensation Table

1.	On February 7, 2013, Ms. Guangfang “Cecile” Yang was appointed as the Company’s Chief Financial Officer and a director.

2.	On March 29, 2012, Mr. Gordon SanFu Lin resigned as the Company’s Chief Financial Officer and a director.

3.	On March 29, 2012, Ms. Jiyun Ge was appointed as the Company’s Chief Financial Officer and a director, and served as such until February 7, 2013, when she resigned her positions with the Company.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2013, the Company did not maintain an equity incentive plan or other plan, including but not limited to bonus, deferred compensation or retirement plan under which the Company’s securities may be issued to its named executive officers as compensation.

Employment Agreements

The company employs three people and has retained the services of one outside accounting consultant. While the Company has compensation arrangements with Tom Simeo and Guangfang Yang, and has previously compensated certain of its other directors shares of common stock for their service as directors of the Company, the Company has no formal employment or similar agreement with any of its employees, and it is not anticipated that the Company will enter into any employment or similar agreement.

Compensation of Directors

The directors of the Company were compensated as such during the fiscal years ended December 31, 2013, and December 31, 2012, respectively, as follows:

Name	2013 Compensation	2012 Compensation

Tom Simeo	$153,000	$0
Guangfang Yang	$7,100	$0
We-Wei Zhang	$0	$0
Gordon SanFu Lin	$0	$0
Jiyun Ge (1)	$0	$2,000
Townsend Tang (1)	$0	$2,000
Tejesh Srivastav (1)	$0	$2,000

1.	25,000 shares of common stock.

Directors of the Company may be reimbursed for any out-of-pocket expenses incurred by them for each regular or special meeting attendance. The Company presently has no pension, health, annuity, insurance or profit sharing plans.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of the Company’s common stock (and preferred stock) as of December 31, 2013, (i) by each person who is known by us to beneficially own more than 5% of the Company’s common stock; (ii) by each of our officers and directors as of such date; and (iii) by all of our officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of the Company at 138 Pinxinguan Road, 9th Floor, Shanghai, China, 200070.

Title of Class	Name & Address of Beneficial Owners	Amount & Nature of Beneficial Ownership (1)	Percent of Class (2)

Common Stock, $0.001 par value	Viking Investments Group, LLC (Nevis) (3)	8,794,534	46.9%
Common Stock, $0.001 par value	Shenlin Xu	2,000,575	10.7%
Common Stock, $0.001 par value	Tom Simeo (3)	3,585,005	19.1%
Series C Preferred Stock, $0.001 par value	Tom Simeo (3)	28,092	100%
Common Stock, $0.001 par value	Dr. Wei-Wei Zhang (4)	25,000	* %
Common Stock, $0.001 par value	Tejesh Srivastav (4)	25,000	* %
Common Stock, $0.001 par value	Townsend Tang	25,000	* %
Common Stock, $0.001 par value	All officers and directors as a Group	12,479,539	66.5%
Series C Preferred Stock, $0.001 par value	All officers and directors as a Group	28,092	100%
_______________
*Less than 1%

1.
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of the Company’s common stock.

2.
As of December 31, 2013, a total of 18,758,657 shares of the Company’s common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner above, any options exercisable within 60 days have been included for purposes of calculating the relevant percentage.

3.
Tom Simeo has sole voting power over the shares owned by Viking Investments Group, LLC (Nevis), and hence is deemed to be the beneficial owner of shares held in its name as well as the shares held in his own name.

4.	Dr. Wei-Wei Zhang and Mr. Tejesh Srivastav resigned as directors on February 28, 2014.

Changes in Control

On March 13, 2014, Tom Simeo (the “Seller”), the Chief Executive Officer and a director of the Company, entered into a stock purchase agreement with MHR Enterprises LLC (the “Buyer”), for the sale of 28,092 shares (the “Shares”) of the Company’s Series C Preferred Stock (the “Preferred Stock”) to the Buyer. Such shares have been delivered to escrow and will be released from escrow to the Buyer after (a) the Company has filed its Annual Report on Form 10-K for the year ending December 31, 2013, (b) the Buyer has received satisfactory evidence that Company liabilities have been satisfied, and (c) the Seller has received payment for the Shares. As each share of the Preferred Stock has 2,000 votes, the delivery of the Shares to the Buyer will constitute a change of control of the Company.

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

On June 29, 2011, and on August 29, 2011, Viking Investments, LLC, a company controlled and managed by the Company’s Chairman, Chief Executive Officer and President, Tom Simeo, incorporated under the laws of The Federation of St. Kitts and Nevis, (“Viking Nevis”) sold 100,000 and 466,813 shares respectively of China Wood, Inc., publicly listed in the United States with the ticker “CNWD”, (the “China Wood Shares”) owned by Viking Nevis, in exchange for 1,912,000 and 12,569,420 newly issued restricted shares of the Company respectively. By August 29, 2011, Viking Nevis completed the sale of the China Wood Shares by having delivered a total of 566,813 shares of common stock in China Wood, Inc. to the Company.  The China Wood Shares were registered in a Form S-1 Registration Statement declared effective by the SEC on April 7, 2011. The China Wood Shares were subject to a “Leak-Out Provision” whereby only a certain amount of shares could be sold per month up and until the first anniversary of the effective day of the aforementioned registration statement (April 7, 2012).  These investments were fully impaired by the Company as of December 31, 2011, and were repurchased by Viking Nevis on April 15, 2013, and Viking Nevis returned 7,472,093 shares for cancellation on June 7, 2013.

On November 16, 2012, Viking Nevis purchased 3,205,960 restricted shares of common stock of the Company for an aggregate purchase price of $158,921. The purchase price has been paid, and the shares were issued on December 27, 2012.

At December 31, 2013, the Company owed Tom Simeo $77,715, after paying him $54,216 and converting debt owed of $210,601 into common stock during the fiscal year ending December 31, 2013.

Amount due to Director:

Balance December 31, 2012	$49,767
Add: 2013 Accrued payroll	153,000
Add: 2013 Expenses paid on behalf of the Company	139,765
Less: 2013 Repayments	(54,216)
Less: Converted into common stock	(210,601)
Balance December 31, 2013	$77,715

Other than as disclosed, there were no material transactions, series of similar transaction, current transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $120,000 or 1% of the Company’s total assets as of December 31, 2013, and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 14.	Principal Accounting Fees and Services

The following table sets forth the fees billed by our principal independent accounting firm, Schwartz Levitsky Feldman LLP, for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2013	2012
Audit Fees	$72,008	$33,950
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	4,200
Total	$72,008	$38,150

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

Tax fees. Consists of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Other fees. Other services provided by our accountants.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Number	Description

3.1	Articles of Incorporation (incorporated by reference to our Definitive Information Statement on Schedule 14C filed on October 14, 2008)

3.2	Bylaws (incorporated by reference to our Definitive Information Statement on Schedule 14C filed on October 14, 2008)

3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to our Definitive Information Statement on Schedule 14C filed on May 23, 2012)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

99.1	Guaranty and Repurchase Agreement dated April 11, 2012 (incorporated by reference to our Annual Report on Form 10-K filed on April 18, 2013)

99.2	Repurchase Agreement dated April 15, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 18, 2013)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
__________________
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

VIKING INVESTMENTS GROUP, INC. (Registrant)

Date: April 18, 2014	By:	/s/ Tom Simeo
Tom Simeo
Chief Executive Officer, Director and Treasurer

In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 18, 2014	By:	/s/ Guangfang Yang
Guangfang Yang
Chief Financial Officer & Director