Form 10-Q
period 2014-03-31
VIKING INVESTMENTS GROUP, INC.
filed 2014-05-15
CIK 1102432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

Commission file number: 000-29219

VIKING INVESTMENTS GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0199508
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1330 Avenue of the Americas, Suite 23 A, New York, NY	10019
(Address of principal executive offices)	(Zip Code)

(212) 653 0946
Issuer’s telephone number

138 Pinxinguan Road, Suite 906
Shanghai, China, 200070
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

As of March 31, 2014, the registrant had 19,906,875 shares of common stock outstanding.

VIKING INVESTMENTS GROUP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIKING INVESTMENTS GROUP, INC.
Interim Consolidated Balance Sheets
(Amounts expressed in US dollars)

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,807	$12,239
Prepaid expenses and deposits	811	9,641
	2,618	21,880
Leasehold improvements	-	5,053
TOTAL ASSETS	$2,618	$26,933

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Other payable	$17,531	$2,865
Accrued liabilities	128,269	110,247
Amount due to director (Note 3)	126,216	77,715
Short term loan (Note 4)	-	-
Convertible notes (Note 7)	89,108	115,246
TOTAL LIABILITIES	361,124	306,073
Going Concern (Note 1)
Related Party Transactions (Note 3)
Subsequent Events (Note 9)

STOCKHOLDERS’ DEFICIENCY
Capital Stock (Note 6)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 28,092 shares issued and outstanding as of March 31, 2014 and December 31, 2013	$28	$28

Common stock, $0.001 par value, 100,000,000 shares
Authorized, 19,906,875 shares issued and outstanding
as of March 31, 2014, and 18,758,657 shares issued and
outstanding as of December 31, 2013	19,908	18,760

Additional Paid-In Capital (Note 6)	6,235,885	6,116,054
Deficit	(6,616,200)	(6,415,793)
Accumulated other comprehensive income	1,873	1,811
TOTAL STOCKHOLDERS’ DEFICIENCY	$(358,506)	$(279,140)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$2,618	$26,933

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.
Interim Consolidated Statements Of Operations And Comprehensive Loss
(Unaudited)
(Amounts expressed in US dollars)

	Three months ended,
	March 31,
	2014	2013
	$	$
Revenue:	-	-
General and administrative expenses:
Office supplies and services	9,846	15,076
Professional fees	19,842	37,236
Rent	12,643	4,307
Wages	65,675	29,393
Total general and administrative expenses	108,006	86,012
Loss from operations	(108,006)	(86,012)
Change in fair value of convertible notes	(94,979)	-
Gain on extinguishment of debt	138	-
Other income	2,440	26
Loss from continuing operations	(200,407)	(85,986)
Foreign currency translation adjustment	62	(55)
Net loss and Comprehensive loss	(200,345)	(86,041)
Loss per common share - Basic and diluted	(0.011)	(0.004)
Weighted average number of common shares outstanding – basic and diluted	19,001,622	24,059,555

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC
Interim Consolidated Statements Of Cash Flows
(Unaudited)
(Amounts expressed in US dollars)

	Three months	Three months
	Ended	Ended
	March 31, 2014	March 31, 2013
	$	$

Cash flows from operating activities:
Net loss	(200,407)	(85,986)
Change in fair value of convertible note	94,979	-
Gain on extinguishment of debt	(138)
Amortization	5,053	758
Issuance of common shares for expense and service	-	30,000
Increase (decrease) in other payables	14,666	(17,394)
Increase in accrual expenses	18,022	5,893
Decrease (increase) in other receivables	8,830	(4,307)
Net cash used in operating activities	(58,995)	(71,036)

Cash flows from investing activities:
Leasehold improvements	-	(9,093)
Net cash used in investing activities	-	(9,093)

Cash flows from financing activities:
Amount due to Director	48,501	395
Repayment of Short-term loan		(79,282)
Net cash provided by (used in) financing activities	48,501	(78,887)

Effect of exchange rate changes on cash	62	(55)

Net increase/(decrease) in cash	(10,432)	(159,071)

Cash, beginning of period	12,239	159,297

Cash, end of period	1,807	226

Supplemental Cash Flow Information (See Note 5)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.
Interim Consolidated Statements of Stockholders’ Deficiency
(Unaudited)
(Amounts expressed in US dollars)

	Common Shares		Preferred Stock		Additional Paid-in	Accumulated Other Comprehensive		Total Stockholders’
	Number	Amount	Number	Amount	Capital	Income	Deficit	Equity
		$		$	$	$	$	$

Balance at December 31, 2011	18,553,778	18,554	-	-	5,428,460	-	(5,467,089)	(20,075)

Net Loss	-	-	-	-	-	-	(430,790)	(430,790)
Foreign currency translation adjustment	-	-	-	-	-	1,613	-	1,613
Expenses assumed by stockholders	422,778	423	-	-	46,427	-	-	46,850
Issuance for loan collateral	879,196	879	-	-	(879)	-	-	-
Issuance of preferred stock in exchange of the common stock	(28,092)	(28)	28,092	28	-	-	-	-
Issuance of new shares to shareholder	3,205,960	3,206	-	-	155,715	-	-	158,921
Issuance of new shares to investor	1,649,665	1,649	-	-	164,940	-	-	162,589
Balance at December 31, 2012	24,683,285	24,684	28,092	28	5,790,663	1,613	(5,897,879)	(80,891)

Net loss	-	-	-	-	-	-	(517,914)	(517,914)
Foreign currency translation adjustment	-	-	-	-	-	198	-	198
Issuance of new shares for legal services	200,000	200	-	-	29,800	-	-	30,000
Issuance of new shares to shareholders	2,067,510	2,068	-	-	266,709	-	-	268,777
Issuance of new shares - convertible notes	159,151	159	-	-	20,531	-	-	20,690
Returned loan collateral	(879,196)	(879)	-	-	879	-	-	-
Cancellation of shares due to repurchase of CNWD	(7,472,093)	(7,472)	-	-	7,472	-	-	-
Balance at December 31, 2013	18,758,657	18,760	28,092	28	6,116,054	1,811	(6,415,793)	(279,140)

Net loss	-	-	-	-	-	-	(200,407)	(200,407)
Foreign currency translation adjustment	-	-	-	-	-	62	-	62
Issuance of new shares – convertible notes	615,764	616	-	-	67,118	-	-	67,734
Issuance of new shares – convertible notes	532,454	532	-	-	52,713	-	-	53,245
Balance at March 31, 2014	19,906,875	19,908	28,092	28	6,235,885	1,873	(6,616,200)	(358,506)

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

The Company incurred recurring losses and had a net loss of $200,407 and $85,986 for the three months ended March 31, 2014 and March 31, 2013 respectively. As at March 31, 2014, the Company’s cumulative deficit amounted to $6,616,200, and the Company had a cash balance of $1,807 and a working capital deficiency of $358,506. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

VIKING INVESTMENTS GROUP, INC.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)

Note 2	Summary of Significant Accounting Policies

a)	Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to SEC Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements and the following notes should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Form 10-K for the year ended December 31, 2013.

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

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and, adjusted by any effects of warrants and options outstanding, if dilutive, that may add to the number of common shares during the period. There were no common stock equivalent shares outstanding at March 31, 2014 and 2013 that have been included in the diluted loss per share calculation as the effects would have been anti-dilutive.

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

FASB ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. For the three months ended March, 2014 and 2013, comprehensive loss was $ (200,345) and $ (86,041) respectively.

i)	Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets likely. The Company did not incur any material impact to its financial condition or results of operations due to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is subject to U.S federal jurisdiction income tax examinations for the tax years 2006 through 2014. In addition, the Company is subject to state and local income tax examinations for the tax years 2006 through 2014.

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

As at March 31, 2014 and 2013, the Company had no trading and held-to-maturity securities. The Company’s long-term investment in the China Wood Shares was written off as of December 31, 2011, and repurchased by Viking Nevis on August 15, 2013. See Note 3 for more information regarding the China Wood Shares.

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

o)	Recently Accounting Pronouncements

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2014. Management has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

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

As at March 31, 2014, the net amount due to the Company’s CEO and Director, Mr. Simeo, is $126,216 (December 31, 2013: $77,715). The balance is non-interest bearing, has no fix term of repayment and is payable on demand.

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

Note 5.	Supplemental Cash Flow Information

	Three months ended
	March 31,
	2014	2013

Non-Cash transactions:
Common shares issued for expenses and services	-	30,000
Conversion of convertible note	46,000	-

Note 6.	Capital Stock and Additional Paid-in Capital

On February 20, 2014, a convertible note holder elected to convert $25,000 principal amount of the convertible note dated May 21, 2013, into 615,764 shares of the Company’s common stock at a fair value of $0.11 per share in accordance with the convertible note agreement. See Note 7. These shares were issued on March 5, 2014.

On March 12, 2014, a convertible note holder elected to convert $21,000 principal amount of the convertible note dated May 21, 2013, into 532,454 shares of the Company’s common stock at a fair value of $0.10 per share in accordance with the convertible note agreement. See Note 7. These shares were issued on March 20, 2014.

VIKING INVESTMENTS GROUP, INC.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)

Note 7.	Convertible Notes

(a)	May 21, 2013 Convertible Note

On May 21, 2013, the Company issued a $58,000 8% convertible note with a term expiring on February 28, 2014 (the “Maturity Date”). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock beginning 180 days after the issuance date, at the holder’s option, at a 42% discount to the average of the five lowest closing bid prices of the common stock during the ten trading day period prior to conversion. In the event the Company prepays the note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 110% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 115% if prepaid 31 days following the closing through 60 days following the closing, (iii) 120% if prepaid 61 days following the closing through 90 days following the closing, (iv) 125% if prepaid 91 days following the closing through 120 days following the closing, (v) 130% if prepaid 121 days following the closing through the 150 days following the closing, (vi) 135% if prepaid 151 days following the closing through the 180 days following the closing, and (vii) the Company shall have no right of prepayment after the expiration of 180 days following the closing. The terms of the convertible note provide for certain redemption features which include features indexed to equity risks. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 22% per annum and the note becomes immediately due and payable.

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

On February 20, 2014, a convertible note holder elected to convert $25,000 principal amount of the convertible note dated May 21, 2013, into 615,764 shares of the Company’s common stock at a fair value of $0.11 per share in accordance with the convertible note agreement. These shares were issued on March 5, 2014. A gain of $138 was recorded on the extinguishment of the debt.

VIKING INVESTMENTS GROUP, INC.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)

On March 12, 2014, a convertible note holder elected to convert $21,000 principal amount of the convertible note dated May 21, 2013, into 532,454 shares of the Company’s common stock at a fair value of $0.10 per share in accordance with the convertible note agreement. These shares were issued on March 20, 2014.

On March 31, 2014, the convertible note was fully converted. A loss of $47,940 associated with the changes in the fair value of convertible note was recorded for the three month period ended March 31, 2014.

(b)	October 23, 2013 Convertible Note

On October 28, 2013, the Company issued a $16,000 8% convertible note with a term expiring on July 30, 2014 (the “Maturity Date”). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock beginning 180 days after the issuance date, at the holder’s option, at a 60% discount to the average of the three lowest closing bid prices of the common stock during the ten trading day period prior to conversion. The terms of the convertible note provide for certain redemption features which include features indexed to equity risks. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 22% per annum and the note becomes immediately due and payable.

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

On March 31, 2014, the convertible note has a fair value of $89,108. A loss of $47,039 associated with the changes in the fair value of convertible note was recorded for the three month period ended March 31, 2014.

Note 8.	Risk Management

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

Note 9.	Change of Control

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

As of the filing of this report (May 15, 2014), the transaction has not closed and closing is anticipated to occur on or about May 15, 2014.

Note 10.	Subsequent Events

Convertible Promissory Note

On April 8, 2014, the Company entered into a convertible promissory note agreement with a third party investor for a principal amount of $53,000 with 8% interest rate expiring on January 14, 2015 (the “Maturity Date”). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock beginning 180 days after the issuance date, at the holder’s option, at a 42% discount to the average of the five lowest closing bid prices of the common stock during the twelve trading day period prior to conversion. The terms of the convertible note provide for certain redemption features which include features indexed to equity risks. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 22% per annum and the note becomes immediately due and payable. As of the date of the filing of this report (May 15, 2014), the investor has not yet funded the note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the financial statements and notes thereto appearing elsewhere in this annual report on Form 10-Q. In preparing the management’s discussion and analysis, the registrant presumes that you have read or have access to the discussion and analysis for the preceding fiscal year.

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

PLAN OF OPERATIONS

Overview

The Company provides professional advisory, financing and consulting services to established companies in the United States, Canada and Asia in need of specific expertise to advance their particular business plans. These services include, but are not limited to, professional advisory services before and after financing, management consulting, professional board member services, accounting, pre-audit and CFO services, corporate governance advice and general corporate management advisory services in consideration for a fee, comprised of either cash or equity, or a combination of both. The Company is neither an underwriter as the term is defined in Section 2(a)(11) of the Securities Act of 1933 nor an investment company pursuant to the Investment Company Act of 1940. The Company is not an investment adviser pursuant to the Investment Advisers Act of 1940, nor is it registered with FINRA or SIPC.

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

RESULTS OF CONTINUING OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the three months ended March 31, 2014 and 2013 should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Form 10-K for the year ended December 31, 2013.

Three months ended March 31, 2014, compared to the three months ended March 31, 2013

Liquidity and Capital Resources

As of March 31, 2014 and December 31, 2013, the Company had $1,807 and $12,239 in cash holdings, respectively.

Revenue

The Company had no revenues during the three month periods ended March 31, 2014 and 2013.

Expenses

The Company’s operating expenses increased by $21,994 to $108,006 in the three month period ended March 31, 2014, from $86,012 in the corresponding period in 2013. The increase was mainly due to the increase of wages incurred during the three month period ended March 31, 2014, as compared to the three month period ended March 31, 2013.

Net Loss

The Company incurred a net loss of $200,407 during the three month period ended March 31, 2014, compared with a net loss of $86,986 for the three month period ended March 31, 2013. The increase in net loss was mainly due to the change of fair value on convertible notes and the increase of wages incurred during the three month period ended March 31, 2014, as compared to the three month period ended March 31, 2013.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company’s financial statements which requires it to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

Although these estimates are based on management’s knowledge of current events and actions the Company may undertake in the future, the final results may ultimately differ from actual results. Certain accounting policies involve significant judgments and assumptions, which have a material impact on the Company’s financial condition and results. Management believes its critical accounting policies reflect its most significant estimates and assumptions used in the presentation of the Company’s financial statements. The Company’s critical accounting policies include debt management and accounting for stock-based compensation. The Company does not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities.”

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014 have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

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

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 20, 2014, a convertible note holder elected to convert $25,000 principal amount of the convertible note dated May 21, 2013, into 615,764 shares of the Company’s common stock at a fair value of $0.11 per share in accordance with the convertible note agreement. These shares were issued on March 5, 2014.

On March 12, 2014, a convertible note holder elected to convert $21,000 principal amount of the convertible note dated May 21, 2013, into 532,454 shares of the Company’s common stock at a fair value of $0.10 per share in accordance with the convertible note agreement. These shares were issued on March 20, 2014.

These securities were originally issued pursuant to exemptions from registration requirements relying on Section 4(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Number	Description

3.1	Articles of Incorporation (incorporated by reference to our Definitive Information Statement on Schedule 14C filed on October 14, 2008)

3.2	Bylaws (incorporated by reference to our Definitive Information Statement on Schedule 14C filed on October 14, 2008)

3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to our Definitive Information Statement on Schedule 14C filed on May 23, 2012)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

99.1	Guaranty and Repurchase Agreement dated April 11, 2012 (incorporated by reference to our Annual Report on Form 10-K filed on April 18, 2013)

99.2	Repurchase Agreement dated April 15, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 18, 2013)

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
____________
* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIKING INVESTMENTS GROUP, INC. (Registrant)

Date: May 15, 2014	By:	/s/ Tom Simeo
Tom Simeo Chief Executive Officer, Director and Treasurer

In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 15, 2014	By:	/s/ Guangfeng Yang
Guangfeng Yang Chief Financial Officer & Director