Form 10-Q
period 2014-06-30
VIKING INVESTMENTS GROUP, INC.
filed 2014-08-13
CIK 1102432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________

FORM 10-Q
______________________

☒         QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2014

OR

☐         TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission file number: 000-29219

VIKING INVESTMENTS GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0199508
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1330 Avenue of the Americas, Suite 23 A, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (212) 653 0946

________________________________________________________________
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

As of June 30, 2014, the registrant had 20,142,169 shares of common stock outstanding.

VIKING INVESTMENTS GROUP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIKING INVESTMENTS GROUP, INC.
Interim Consolidated Balance Sheets
(Unaudited)
(Amounts expressed in US dollars)

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,529	$12,239
Prepaid expenses and deposits		9,641
		21,880
Leasehold improvements		5,053
TOTAL ASSETS	$1,529	$26,933

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Other payable	$33,507	$2,865
Accrued liabilities	78,447	110,247
Amount due to director (Note 3)	215,078	77,715
Short term loan (Note 4)	-	-
Convertible notes (Note 7)	89,142	115,246
TOTAL LIABILITIES	416,174	306,073
Going Concern (Note 1)
Related Party Transactions (Note 3)
Subsequent Events (Note 9)

STOCKHOLDERS’ DEFICIENCY
Capital Stock (Note 6)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 28,092 shares issued and outstanding as of June 30, 2014 and December 31, 2013	$28	$28

Common stock, $0.001 par value, 100,000,000 shares
Authorized, 20,142,169 shares issued and outstanding as of June 30, 2014, and 18,758,657 shares issued and outstanding as of December 31, 2013	20,143	18,760
Shares to be issued	44	-
Additional Paid-In Capital (Note 6)	6,300,017	6,116,054
Deficit	(6,736,740)	(6,415,793)
Accumulated other comprehensive income	1,863	1,811
TOTAL STOCKHOLDERS’ DEFICIENCY	$(414,645)	$(279,140)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,529	$26,933

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.
Interim Consolidated Statements Of Operations And Comprehensive Loss
(Unaudited)
(Amounts expressed in US dollars)

	Three months ended,		Six months ended,
	June 30,		June 30,
	2014	2013	2014	2013
	$	$	$	$
Revenue:	-	-	-	-
General and administrative expenses:
Office supplies and services	8,307	15,023	18,153	30,099
Professional fees	51,816	95,187	71,658	132,423
Rent	2,998	9,754	15,641	14,061
Wages	60,973	63,224	126,648	92,617
Total general and administrative expenses	124,094	183,188	232,100	269,200
Loss from operations	(124,094)	(183,188)	(232,100)	(269,200)
Derivative loss	(49,414)	(44,943)	(49,414)	(44,943)
Income (expense) on convertible note	51,874	122	(43,105)	122
Gain on extinguishment of debt	1,094	-	1,232	-
Other income	-	37	2,440	63
Loss from continuing operations	(120,540)	(227,972)	(320,947)	(313,958)
Foreign currency translation adjustment	(10)	71	52	16
Net loss and Comprehensive loss	(120,550)	(227,901)	(320,895)	(313,942)
Loss per common share - Basic and diluted	(0.006)	(0.013)	(0.016)	(0.015)
Weighted average number of common shares outstanding – basic and diluted	19,961,174	17,763,660	19,484,049	20,894,215

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC
Interim Consolidated Statements Of Cash Flows
(Unaudited)
(Amounts expressed in US dollars)

	Six months	Six months
	Ended	Ended
	June 30, 2014	June 30, 2013
	$	$
Cash flows from operating activities:
Net loss	(320,947)	(313,958)
Derivative loss	49,414	44,943
Accretion expense (income) on convertible note	43,105	(122)
Gain on extinguishment of debt	(1,232)
Amortization	5,053	1,516
Issuance of common shares for expense and service	15,000	30,000
Increase (decrease) in other payables	30,642	(2,386)
Increase in accrual expenses	(31,800)	40,614
Decrease (increase) in other receivables	9,641	(2,374)
Net cash used in operating activities	(201,124)	(201,767)

Cash flows from investing activities:
Leasehold improvements	-	(9,093)
Net cash used in investing activities	-	(9,093)

Cash flows from financing activities:
Amount due to Director	137,363	97,737
Proceeds from convertible note	53,000	58,000
Proceeds from Short-term loan		-
Repayment of Short-term loan		(79,282)
Net cash provided by (used in) financing activities	190,363	76,455

Effect of exchange rate changes on cash	51	16

Net increase/(decrease) in cash	(10,710)	(134,389)

Cash, beginning of period	12,239	159,297

Cash, end of period	1,529	24,908

Supplemental Cash Flow Information (See Note 5)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.
For the period ended June 30, 2014
Interim Consolidated Statements of Stockholders’ Deficiency
(Unaudited)
(Amounts expressed in US dollars)

	Common Stock	Par value $0.001	Preferred	Par value $0.001	Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	Amount	shares	Amount	Capital	Income	Earnings	Total

Balance at Dec.31, 2011	18,553,778	18,554	-	-	5,428,460	-	(5,467,089)	(20,075)

Net loss							(430,790)	(430,790)
Foreign currency translation adjustment						1,613		1,613
Expenses assumed by stockholders	422,778	423			46,427			46,850
Issuance for loan collateral	879,196	879			-879			-
Issuance of preferred stock in exchange of the common stock	(28,092)	(28)	28,092	28				-
Issuance of new shares to shareholder	3,205,960	3,206			155715			158,921
Issuance of new shares to investor	1,649,665	1,650			160940			162,590

Balance at Dec.31, 2012	24,683,285	24,684	28,092	28	5,790,663	1,613	(5,897,879)	(80,891)

Net loss							(517,914)	(517,914)
Foreign currency translation adjustment						198		198
Issuance of new shares for legal service	200,000	200			29,800			30,000
Returned loan collateral	(879,196)	(879)			879			-
Cancellation of shares due to repurchase of CNWD	(7,472,093)	(7,472)			7,472			-
Issuance of new shares - converitble notes	159,151	159			20,531			20,690
Issuance of new shares to shareholders	1,134,646	1,135			146,369			147,504
Issuance of new shares to shareholders - tom	485,359	485			62,612			63,097
Issuance of new shares to shareholders - elle	447,505	448			57,728			58,176

Balance at December 31, 2013	18,758,657	18,760	28,092	28	6,116,054	1,811	(6,415,793)	(279,140)

Net loss							(320,947)	(320,947)
Foreign currency translation adjustment						52		52
Reissue the share certificate
Issuance of new shares - converitble notes	615,764	616			67,118			67,734
Issuance of new shares - converitble notes	532,454	532			52,713			53,245
Issuance of new shares - converitble notes	235,294	235			49,176			49,411
Shares to be issued	44,118	44			14,956			15,000

Balance at June 30, 2014	20,186,287	20,187	28,092	28	6,300,017	1,863	(6,736,740)	(414,645)

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

Beginning in November 2008, the Company sought to enter into contractual arrangements with entities that allow the Company to either purchase outright the assets and/or business operations of such entities or to enter into business arrangements, such as joint ventures or similar combinations with such entities to manage and operate such entities. In 2011, the Company began providing incubation and consulting services to emerging market companies. In the third quarter of the 2012 fiscal year, the Company generated initial revenue and was no longer considered a development stage enterprise.

The Company established a registered representative office in Shanghai City, People’s Republic China (“PRC”), through which the Company carries out certain permitted activities.

The Company incurred recurring losses and had a net loss of $320,947 and $313,958 for the six months ended June 30, 2014 and June 30, 2013, respectively. As at June 30, 2014, the Company’s cumulative deficit amounted to $6,736,740 and the Company had a cash balance of $1,529 and a working capital deficiency of $414,645. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

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

f) Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and, adjusted by any effects of warrants and options outstanding, if dilutive, that may add to the number of common shares during the period. There were no common stock equivalent shares outstanding at June 30, 2014 and 2013 that have been included in the diluted loss per share calculation as the effects would have been anti-dilutive.

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

h) Comprehensive Income

FASB ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. For the six months ended June 30, 2014 and 2013, comprehensive loss was $ 320,895 and $ 313,942 respectively.

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

k) Leasehold Improvements

Leasehold improvements are recorded at cost less accumulated amortization and accumulated impairment losses. Costs include expenditures that are directly attributable to the acquisition of the asset. Amortization is recognized in the statement of operations over the estimated useful lives of the related assets.

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

As at June 30, 2014 and 2013, the Company had no trading and held-to-maturity securities. The Company’s long-term investment in the China Wood Shares was written off as of December 31, 2011, and repurchased by Viking Nevis on August 15, 2013. See Note 3 for more information regarding the China Wood Shares.

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

As at June 30, 2014, the net amount due to the Company’s CEO and Director, Mr. Simeo, is $171,395 (December 31, 2013: $77,715). The balance is non-interest bearing, has no fix term of repayment and is payable on demand.

During the three month ended June 30, 2014, one of the Company’s directors has paid certain expenses on behalf of the Company. As at June 30, 2013, the net amount due to this director is $43,683. The balance is non-interest bearing, has no fix term of repayment and is payable on demand.

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

VIKING INVESTMENTS GROUP, INC.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)

Note 5. Supplemental Cash Flow Information

	Six months ended
	June 30,
	2014	2013

Non-Cash transactions:		-
Common shares issued for expenses and services	15,000	30,000
Conversion of convertible note	16,000	-
Increase in additional paid in capital - repurchase of CNWD shares	-	7,472
Decrease in share capital – repurchase of CNWD shares	-	(7,472)

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

On May 5, 2014, a convertible note holder elected to convert $16,000 principal amount of the convertible note dated October 28, 2013, into 235,294 shares of the Company’s common stock at a fair value of $0.21 per share in accordance with the convertible note agreement. See Note 7. These shares were issued on June 9, 2014.

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

On June 30, 2014, this convertible note was fully converted. A loss of $47,940 associated with the changes in the fair value of convertible note was recorded for the six month period ended June 30, 2014.

VIKING INVESTMENTS GROUP, INC.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)

(b) October 28, 2013 Convertible Note

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

On May 5, 2014, a convertible note holder elected to convert $16,000 principal amount of the convertible note dated October 28, 2013, into 235,294 shares of the Company’s common stock at a fair value of $0.10 per share in accordance with the convertible note agreement. These shares were issued on June 9, 2014. A gain of $1,094 was recorded on the extinguishment of the debt.

On March 31, 2014, this convertible note was fully converted. A loss of $8,437 associated with the changes in the fair value of convertible note was recorded for the six month period ended June 30, 2014.

VIKING INVESTMENTS GROUP, INC.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)

(c) April 8, 2014 Convertible Note

On April 8, 2014, the Company issued a $53,000 8% convertible note with a term expiring on January 14, 2015 (the “Maturity Date”). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock beginning 180 days after the issuance date, at the holder’s option, at a 58% discount to the average of the five lowest closing bid prices of the common stock during the twelve trading day period prior to conversion. The terms of the convertible note provide for certain redemption features which include features indexed to equity risks. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 22% per annum and the note becomes immediately due and payable.

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

The following table reflects the allocation of the purchase on the inception date:

Convertible Note, Face Value	$53,000
Convertible promissory note, Fair Value	102,414
Day-one derivative loss	(49,414)

On June 30, 2014, this convertible note has a fair value of $89,142. A gain of $13,272 associated with the changes in the fair value of convertible note was recorded for the six month period ended June 30, 2014.

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

As of the filing of this report August 13, 2014, the transaction has not yet closed.

Note 10. Consulting agreement

On or about June 5, 2014, the Company entered into a consulting agreement with Uptick Capital LLC, whereby Uptick agreed to advise the Company on (a) formal and informal strategic marketing, financial and business plans, and (b) strategic planning matters, as well as assist in the implementation of short- and long-term planning initiatives to enhance and accelerate the commercialization of the Company’s business objectives in consideration for a fee comprising $1,000 per month, plus $15,000 of restricted stock per month, calculated using the average of the trading prices during the last 3 trading days per calendar month. On June 25, 2014, the Company approved an issuance of 44,118 shares of restricted common stock to Uptick. Those shares were subsequently issued on July 2, 2014.

Note 11. Subsequent Events

On June 25, 2014, the Company approved an issuance of 44,118 shares of restricted common stock to Uptick Capital LLC as required by its consulting agreement with Uptick. Those shares were subsequently issued on July 2, 2014.

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

RESULTS OF CONTINUING OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the six months ended June 30, 2014 and 2013 should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Form 10-K for the year ended December 31, 2013.

Three months ended June 30, 2014, compared to the three months ended June 30, 2013

Liquidity and Capital Resources

As of June 30, 2014 and December 31, 2013, the Company had $1,529 and $12,239 in cash holdings, respectively.

Revenue

The Company had no revenues during the three month periods ended June 30, 2014 and 2013.

Expenses

The Company’s operating expenses decreased by $59,094 to $124,094 in the three month period ended June 30, 2014, from $183,188 in the corresponding period in 2013. The decrease was mainly due to the decrease of general and administrative expenses and professional fees incurred during the three month period ended June 30, 2014, as compared to the three month period ended June 30, 2013.

Net Loss

The Company incurred a net loss of $120,540 during the three month period ended June 30, 2014, compared with a net loss of $227,972 for the three month period ended June 30, 2013. The decrease in net loss was mainly due to the change of fair value on convertible notes and the decrease of general and administrative expenses and professional fees during the three month period ended June 30, 2014, as compared to the three month period ended June 30, 2013.

Six months ended June 30, 2014, compared to the six months ended June 30, 2013

Revenue

The Company had no revenues during the six month periods ended June 30, 2014 and 2013.

Expenses

The Company’s operating expenses decreased by $37,100 to $232,100 in the six month period ended June 30, 2014, from $269,200 in the corresponding period in 2013. The decrease was mainly due to the decrease of general and administrative expenses and professional fees incurred during the six month period ended June 30, 2014, as compared to the six month period ended June 30, 2013.

Net Loss

The Company incurred a net loss of $320,947 during the six month period ended June 30, 2014, compared with a net loss of $313,958 for the six month period ended June 30, 2013. The increase in net loss was mainly due to the change of fair value on convertible notes during the six month period ended June 30, 2014, as compared to the six month period ended June 30, 2013.

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

PART II – OTHER INFORMATION

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

On May 5, 2014, a convertible note holder elected to convert $16,000 principal amount of the convertible note dated October 28, 2013, into 235,294 shares of the Company’s common stock at a fair value of $0.21 per share in accordance with the convertible note agreement. These shares were issued on June 9, 2014.

On June 25, 2014, the Company approved an issuance of 44,118 shares of the Company’s common stock to Uptick Capital LLC as required by its consulting agreement with Uptick. These shares were issued on July 2, 2014.

These securities were originally issued pursuant to exemptions from registration requirements relying on Section 4(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Description

3.1	Articles of Incorporation (incorporated by reference to our Definitive Information Statement on Schedule 14C filed on October 14, 2008)

3.2	Bylaws (incorporated by reference to our Definitive Information Statement on Schedule 14C filed on October 14, 2008)

3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to our Definitive Information Statement on Schedule 14C filed on May 23, 2012)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

99.1	Guaranty and Repurchase Agreement dated April 11, 2012 (incorporated by reference to our Annual Report on Form 10-K filed on April 18, 2013)

99.2	Repurchase Agreement dated April 15, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 18, 2013)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ITEM 7. OFF BALANCE-SHEET ARRANGEMENTS

None.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIKING INVESTMENTS GROUP, INC. (Registrant)

/s/ Tom Simeo	Date: August 13, 2014
Tom Simeo Chief Executive Officer, Director and Treasurer

In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Guangfeng Yang	Date: August 13, 2014
Guangfeng Yang Chief Financial Officer & Director