Form 10-Q
period 2014-09-30
VIKING INVESTMENTS GROUP, INC.
filed 2014-11-14
CIK 1102432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2014

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _________________ to _________________.

Commission file number: 000-29219

VIKING INVESTMENTS GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0199508
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1330 Avenue of the Americas, Suite 23 A, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (212) 653-0946

_________________________________________________________________
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

 As of September 30, 2014, the registrant had 21,366,921 shares of common stock outstanding.

VIKING INVESTMENTS GROUP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIKING INVESTMENTS GROUP, INC.

Interim Consolidated Balance Sheets

(Unaudited)

(Amounts expressed in US dollars)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$29,725	$12,239
Prepaid expenses and deposits		9,641
		21,880
Investment in Tanager Energy	92,000
Leasehold improvements		5,053
TOTAL ASSETS	$121,725	$26,933

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Other payable	$49,490	$2,865
Accrued liabilities	33,749	110,247
Amount due to director (Note 3)	266,817	77,715
Convertible notes (Note 7)	138,414	115,246
TOTAL LIABILITIES	488,470	306,073
Going Concern (Note 1)
Related Party Transactions (Note 3)
Subsequent Events (Note 9)

STOCKHOLDERS’ DEFICIENCY
Capital Stock (Note 6)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 28,092 shares issued and outstanding as of September 30, 2014 and December 31, 2013	$28	$28

Common stock, $0.001 par value, 100,000,000 shares Authorized, 21,366,921 shares issued and outstanding as of September 30, 2014, and 18,758,657 shares issued and outstanding as of December 31, 2013	21,368	18,760
Shares to be issued	300	-
Additional Paid-In Capital (Note 6)	6,585,203	6,116,054
Deficit	(6,975,508)	(6,415,793)
Accumulated other comprehensive income	1,864	1,811
TOTAL STOCKHOLDERS’ DEFICIENCY	$(366,745)	$(279,140)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$121,725	$26,933

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.

Interim Consolidated Statements Of Operations And Comprehensive Loss

(Unaudited)

(Amounts expressed in US dollars)

	Three Months Ended,		Nine Months Ended,
	September 30,		September 30,
	2014	2013	2014	2013

Revenue:	$-	$-	$-	$-
General and administrative expenses:
Office supplies and services	9,797	12,795	27,950	42,894
Professional fees	116,213	34,789	187,871	167,212
Rent	1,503	10,712	17,144	24,773
Wages	61,983	62,435	188,631	155,052
Total general and administrative expenses	189,496	120,731	421,596	389,931
Loss from operations	(189,496)	(120,731)	(421,596)	(389,931)
Interest Expense	-	(55)	-	(55)
Derivative loss	(49,272)	-	(98,686)	(44,943)
Income (expense) on convertible note	-	2,684	(43,105)	2,806
Gain on extinguishment of debt	-	-	1,232	-
Other income	-	9	2,440	72
Loss from continuing operations	(238,768)	(118,093)	(559,715)	(432,051)
Foreign currency translation adjustment	(1)	-	53	16
Net loss and Comprehensive loss	(238,767)	(118,093)	(559,662)	(432,035)
Loss per common share - Basic and diluted	(0.012)	(0.007)	(0.028)	(0.022)
Weighted average number of common shares outstanding – basic and diluted	20,318,161	16,531,996	19,765,141	19,424,163

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC

Interim Consolidated Statements Of Cash Flows

(Unaudited)

(Amounts expressed in US dollars)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2014	September 30, 2013

Cash flows from operating activities:
Net loss	$(559,715)	$(432,051)
Derivative loss	98,686	44,943
Accretion expense (income) on convertible note	43,105	(2,806)
Gain on extinguishment of debt	(1,232)
Amortization	5,053	3,063
Expenses and service costs assumed by shareholders	-	147,504
Issuance of common shares for expense and service	151,667	30,000
Increase (decrease) in other payables	46,625	9,614
Increase in accrual expenses	(76,498)	72,050
Decrease (increase) in other receivables	9,641	(2,374)
Net cash used in operating activities	(282,668)	(130,057)

Cash flows from investing activities:
Investment in Tanage Energy	(92,000)
Leasehold improvements	-	(9,092)
Net cash used in investing activities	(92,000)	(9,092)

Cash flows from financing activities:
Amount due to Director	189,102	13,330
Proceeds from issuance of units	150,000
Proceeds from convertible note	53,000	58,000
Repayment of Short-term loan		(79,282)
Net cash provided by (used in) financing activities	392,102	(7,952)

Effect of exchange rate changes on cash	52	16

Net increase/(decrease) in cash	17,486	(147,085)

Cash, beginning of period	12,239	159,297

Cash, end of period	29,725	12,212

Supplemental Cash Flow Information (See Note 5)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.

Interim Consolidated Statements of Stockholders’ Deficiency

(Unaudited)

(Amounts expressed in US dollars)

	Common Shares		Preferred Stock		Additional Paid-in	Accumulated Other Comprehensive		Total Stockholders’
	Number	Amount	Number	Amount	Capital	Income	Deficit	Equity
		$		$	$	$	$	$
Balance at December 31, 2011	18,553,778	18,554	-	5,428,460	-	(5,467,089)		(20,075)
Net Loss						(430,790)		(430,790)
Foreign currency translation adjustment						1,613		1,613
Expenses assumed by stockholders	422,778	423		-	46,427	-	-	46,850
Issuance for loan collateral	879,196	879			(879)			-
Issuance of preferred stock in exchange of the common stock	(28,092)	(28)	28,092	28				-
Issuance of new shares to shareholder	3,205,960	3,206			155,715			158,921
Issuance of new shares to investor	1,649,665	1,650			160,940			162,589
Balance at December 31, 2012	24,683,285	24,684	28,092	28	5,790,663	1,613	(5,897,879)	(80,891)
Net loss							(517,914)	(517,914)
Foreign currency translation adjustment						198		198
Issuance of new shares for legal services	200,000	200			29,800			30,000
Issuance of new shares to shareholders	2,067,510	2,068			266,709			268,777
Issuance of new shares - convertible notes	159,151	159	-		20,531			20,690
Returned loan collateral	(879,196)	(879)	-		879			-
Cancellation of shares due to repurchase of CNWD	(7,472,093)	(7,472)	-	-	7,472			-
Balance at December 31, 2013	18,758,657	18,760	28,092	28	6,116,054	1,811	(6,415,793)	(279,140)
Net loss							(320,947)	(320,947)
Foreign currency translation adjustment						53		53
Issuance of new shares – convertible notes	615,764	616			67,118			67,734
Issuance of new shares – convertible notes	532,454	532			52,713			53,245
Issuance of new shares – convertible notes	235,294	235			49,176			49,411
Issuance of new shares for services	1,224,752	1,225			150,442			151,667
Shares to be issued	300,000	300			60,374			60,674
Warrants					89,326			89,326
Balance at September 30, 2014	21,666,921	21,668	28,092	28	6,585,203	1,864	(6,975,508)	(366,745)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.

Notes to Consolidated Financial Statements

(Amounts expressed in US dollars)

 Note 1. Nature of Business and Going Concern

The Company was incorporated under the laws of the State of Florida on May 3, 1989, as Sparta Ventures Corp. and remained inactive until June 27, 1998. The name of the Company was changed to Thermal Ablation Technologies Corporation on October 8, 1998, then to Poker.com, Inc. on August 10, 1999, Legal Play Entertainment Inc. on September 15, 2003, and Synthenol Inc. on November 8, 2006. Effective November 3, 2008, the Company merged with and into a wholly-owned subsidiary, SinoCubate, Inc., a Nevada corporation formed on September 11, 2008, which remained the surviving entity of the merger. The merger resulted in a change of name of the Company from Synthenol Inc. to SinoCubate, Inc., and a change in the state of incorporation of the Company from Florida to Nevada. On June 13, 2012, the Company changed its name to Viking Investments Group, Inc., and the Company’s ticker symbol was changed to “VKIN.”

Since 2008, the Company has sought to enter into contractual arrangements with entities that allow the Company to either purchase outright the assets and/or business operations of such entities or to enter into business arrangements, such as joint ventures or similar combinations with such entities to manage and operate such entities. The Company also provides professional advisory and consulting services to companies undergoing or anticipating periods of rapid growth, significant change or ownership transition. Target companies must have superior management, intimate knowledge of their particular industry and a sound business plan, along with a desire and receptiveness for specific expertise to advance the company's business objectives.

The Company established a registered representative office in Shanghai City, People’s Republic China (“PRC”), through which the Company carries out certain permitted activities.

The Company incurred recurring losses and had a net loss of $559,715 and $432,051 for the nine months ended September 30, 2014 and September 30, 2013, respectively. As at September 30, 2014, the Company’s cumulative deficit amounted to $6,975,508, and the Company had a cash balance of $29,725 and a working capital deficiency of $458,745. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

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

f) Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and, adjusted by any effects of warrants and options outstanding, if dilutive, that may add to the number of common shares during the period. There were no common stock equivalent shares outstanding at September 30, 2014 and 2013, that have been included in the diluted loss per share calculation as the effects would have been anti-dilutive.

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

h) Comprehensive Income

FASB ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. For the nine months ended September 30, 2014 and 2013, comprehensive loss was $559,662 and $432,035 respectively.

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

On September 9, 2014, the Company subscribed for 1,265,593 units of Tanager Energy Inc. (“Tanager”), a Canadian mining company listed on the Canadian TSX Venture Exchange as a Tier 2 company and trading under the stock symbol “TAN,” at a price of CAD $ 0.08 per unit. Each unit consists of one share of Tanager’s common stock and one warrant. Each warrant entitles the Company to subscribe for one additional Common Share at a price of $ 0.15 at any time until October 5, 2016. The Warrants expire on October 5, 2016. The total price for the units subscribed is CAD $101,247.47. The Company paid US $92,000, which was equivalent to CAD $101,247.47 on September 11, 2014.

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

Note 3. Related Party Transactions

On June 29, 2011, and on August 29, 2011, Viking Investments, LLC, a company controlled and managed by the Company’s Chairman, Chief Executive Officer and President, Tom Simeo, incorporated under the laws of The Federation of St. Kitts and Nevis, (“Viking Nevis”) sold 100,000 and 466,813 shares respectively of China Wood, Inc., publicly listed in the United States with the ticker “CNWD”, (the “China Wood Shares”) owned by Viking Nevis, in exchange for 1,912,000 and 12,569,420 newly issued restricted shares of common stock of the Company respectively. Viking Nevis delivered the China Wood Shares to the Company. The China Wood Shares were fully impaired as of December 31, 2011, and were repurchased by Viking Nevis on April 15, 2013.

On November 16, 2012, Viking Nevis purchased 3,205,960 restricted shares of common stock of the Company for an aggregate purchase price of $158,921. The purchase price has been paid, and the shares were issued on December 27, 2012.

The following table reflects the balances of related- parties transactions as of September 30, 2014:

	September 30,	December 31,
	2014	2013
	(Unaudited)
Due to the Company’s CEO	$193,521	$77,715
Due to the Company’s director	73,296	-
	266,817	77,715

As at September 30, 2014, the net amount due to the Company’s CEO and Director, Mr. Simeo, for accrued payroll and payment of certain expenses on behalf of the Company, is $193,521 (December 31, 2013: $77,715). The balance is non-interest bearing, has no fixed term of repayment and is payable on demand.

During the three months ended September 30, 2014, another of the Company’s directors has paid certain expenses on behalf of the Company. As at September 30, 2014, the net amount due to this director for paying Company expenses is $73,296. The balance is non-interest bearing, has no fix term of repayment and is payable on demand.

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

Note 5. Supplemental Cash Flow Information

	Nine months ended September 30,
	2014	2013
Non-Cash transactions:
Common shares issued for expenses and services	151,667	30,000
Conversion of convertible note	170,390	-
Units sold	150,000
Increase in additional paid in capital - repurchase of CNWD shares	-	7,472
Decrease in share capital – repurchase of CNWD shares	-	(7,472)

Note 6. Capital Stock and Additional Paid-in Capital

On February 20, 2014, a convertible note holder elected to convert $25,000 of the principal amount of the convertible note dated May 21, 2013, into 615,764 shares of the Company’s common stock at a fair value of $0.11 per share in accordance with the convertible note agreement. See Note 7. These shares were issued on March 5, 2014.

On March 12, 2014, a convertible note holder elected to convert $21,000 of the principal amount of the convertible note dated May 21, 2013, into 532,454 shares of the Company’s common stock at a fair value of $0.10 per share in accordance with the convertible note agreement. See Note 7. These shares were issued on March 20, 2014.

On May 5, 2014, a convertible note holder elected to convert $16,000 of the principal amount of the convertible note dated October 28, 2013, into 235,294 shares of the Company’s common stock at a fair value of $0.21 per share in accordance with the convertible note agreement. See Note 7. These shares were issued on June 9, 2014.

On September 8, 2014, the Company sold 300,000 units to Talem Investments, LLC (“Talem”) at a purchase price of $0.50 per unit. Each unit consists of one share of the Company’s common stock, $0.001 par value per share, and one warrant. Each warrant will entitle the holder to purchase one share of the Company’s common shares at an exercise price of $0.50 per share, be exercisable immediately, and have a term of exercise through June 30, 2015. The Company estimates that the fair value of the warrants is approximately $60,674 ($0.20 per unit) using a Black-Scholes option pricing model. The total proceeds of $150,000 were paid by Talem in September 2014. The Company approved the issuance of 300,000 shares of the Company’s common shares to Talem on November 5, 2014.

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

On December 5, 2013, the note holder elected to convert $12,000 of the principal amount of the convertible note dated May 21, 2013, into 159,151 shares of the Company’s common stock at a fair value of $0.13 per share in accordance with the agreement. These shares were issued on December 17, 2013. A gain of $422 was recorded on the extinguishment of the debt.

On February 20, 2014, a convertible note holder elected to convert $25,000 of the principal amount of the convertible note dated May 21, 2013, into 615,764 shares of the Company’s common stock at a fair value of $0.11 per share in accordance with the convertible note agreement. These shares were issued on March 5, 2014. A gain of $138 was recorded on the extinguishment of the debt.

On March 12, 2014, a convertible note holder elected to convert $21,000 of the principal amount of the convertible note dated May 21, 2013, into 532,454 shares of the Company’s common stock at a fair value of $0.10 per share in accordance with the convertible note agreement. These shares were issued on March 20, 2014.

As of June 30, 2014, this convertible note had been fully converted. A loss of $47,940 associated with the changes in the fair value of convertible note was recorded for the nine month period ended September 30, 2014.

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

On May 5, 2014, a convertible note holder elected to convert $16,000 of the principal amount of the convertible note dated October 28, 2013, into 235,294 shares of the Company’s common stock at a fair value of $0.10 per share in accordance with the convertible note agreement. These shares were issued on June 9, 2014. A gain of $1,094 was recorded on the extinguishment of the debt.

As of June 30, 2014, this convertible note had been fully converted. A loss of $8,437 associated with the changes in the fair value of convertible note was recorded for the nine month period ended September 30, 2014.

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

On September 30, 2014, this convertible note has a fair value of $138,414. A loss of $36,000 associated with the changes in the fair value of convertible note was recorded for the nine month period ended September 30, 2014.

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

Note 9. Subsequent Events

On October 6, 2014, the Company subscribed for an additional 2,187,500 units of Tanager. Each unit consists of one share of Tanager’s common stock and one warrant. Each warrant entitles the Company to subscribe for one additional Common Share at a price of $ 0.15 at any time until October 5, 2016. The Warrants expire on October 5, 2016. The total price for the units subscribed is CAD $175,000. The Company paid $155,444.51, which is equivalent to CAD 175,000 on October 17, 2014.

On October 16, 2014, the Company sold 518,348 units to Sackville Holdings, LLC (“Sackville”) at a purchase price of $0.30 per unit. Each unit consists of one share of the Company’s common stock, $0.001 par value per share, and one warrant. Each warrant will entitle the holder to purchase one share of the Company’s common shares at an exercise price of $0.30 per share, be exercisable immediately, and have a term of exercise through October 15, 2015. The total proceeds of $155,514.51 were paid by Sackville on October 16, 2014. The Company approved the issuance of 518,348 shares of the Company’s common shares to Sackville on November 5, 2014.

On October 30, 2014, the Company sold 622,665 units to Diana Dodge (“Dodge”) at a purchase price of $0.20 per unit. Each unit consists of one share of the Company’s common stock, $0.001 par value per share, and one warrant. Each warrant will entitle the holder to purchase one share of the Company’s common shares at an exercise price of $0.20 per share, be exercisable immediately, and have a term of exercise through October 30, 2015. The total proceeds of $124,533 were paid by Simjac on October 30, 2014. The Company approved the issuance of 622,665 shares of the Company’s common shares to Dodge on November 5, 2014.

On October 30, 2014, the Company sold 889,521 units to L.A. Knapp Inc. (“Knapp”) at a purchase price of $0.20 per unit. Each unit consists of one share of the Company’s common stock, $0.001 par value per share, and one warrant. Each warrant will entitle the holder to purchase one share of the Company’s common shares at an exercise price of $0.20 per share, be exercisable immediately, and have a term of exercise through October 30, 2015. The total proceeds of $177,904.29 were paid by Knapp on October 30, 2014. The Company approved the issuance of 889,521 shares of the Company’s common shares to Knapp on November 5, 2014.

On November 3, 2014, the Company entered into a Purchase and Sale, Petroleum and Natural Gas Conveyance Agreement (the “Agreement”), with Tanager. Pursuant to the Agreement, the Company (through a to-be-formed wholly owned subsidiary) will receive a 50% working interest in the Joffre oil and gas property located in Alberta, Canada (the “Joffre Property”), and the Company is obligated to pay Tanager CAD $400,000 for the interest in the Joffre Property, with CAD $340,000 payable at closing, and the balance due on or before November 30, 2014. On November 4, 2014, the Company closed the transaction by paying Tanager USD $302,367.29.

On March 13, 2014, Tom Simeo (the “Seller”), the Chief Executive Officer and a director of the Company, entered into a stock purchase agreement with MHR Enterprises LLC (the “Buyer”), for the sale of 28,092 shares (the “Shares”) of the Company’s Series C Preferred Stock (the “Preferred Stock”) to the Buyer. Such shares were delivered to escrow and were to be released from escrow to the Buyer after (a) the Company had filed its Annual Report on Form 10-K for the year ending December 31, 2013, (b) the Buyer had received satisfactory evidence that Company liabilities have been satisfied, and (c) the Seller had received payment for the Shares. As each share of the Preferred Stock has 2,000 votes, the delivery of the Shares to the Buyer would have constituted a change of control of the Company.

As of the filing of this report, the transaction had not yet closed, and the Seller has indicated to the Company that the parties have decided not to proceed with the transaction, that the Buyer and Seller will formally rescind the stock purchase agreement in the future, and that the escrow agent will return the Shares to the Seller.

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

RESULTS OF CONTINUING OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the nine months ended September 30, 2014 and 2013 should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Form 10-K for the year ended December 31, 2013.

Three months ended September 30, 2014, compared to the three months ended September 30, 2013

Liquidity and Capital Resources

As of September 30, 2014 and December 31, 2013, the Company had $29,725 and $12,239 in cash holdings, respectively.

Revenue

The Company had no revenues during the three month periods ended September 30, 2014 and 2013.

Expenses

The Company’s operating expenses increased by $68,765 to $189,496 for the three month period ended September 30, 2014, from $120,731 in the corresponding period in 2013. The increase was mainly due to the increase of general and administrative expenses and professional fees incurred during the three month period ended September 30, 2014, as compared to the three month period ended September 30, 2013.

Net Loss

The Company incurred a net loss of $238,768 during the three month period ended September 30, 2014, compared with a net loss of $118,093 for the three month period ended September 30, 2013. The increase in net loss was mainly due to the derivative loss and the increase of general and administrative expenses and professional fees during the three month period ended September 30, 2014, as compared to the three month period ended September 30, 2013.

Nine months ended September 30, 2014, compared to the nine months ended September 30, 2013

Revenue

The Company had no revenues during the nine month periods ended September 30, 2014 and 2013.

Expenses

The Company’s operating expenses increased by $31,665 to $421,596 in the nine month period ended September 30, 2014, from $389,931 in the corresponding period in 2013. The increase was mainly due to the increase of general and administrative expenses and professional fees incurred during the nine month period ended September 30, 2014, as compared to the nine month period ended September 30, 2013.

Net Loss

The Company incurred a net loss of $559,715 during the nine month period ended September30, 2014, compared with a net loss of $432,051 for the nine month period ended September 30, 2013. The increase in net loss was mainly due to the derivative loss and the increase of general and administrative expenses and professional fees during the nine month period ended September 30, 2014, as compared to the nine month period ended September 30, 2013.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 20, 2014, a convertible note holder elected to convert $25,000 of the principal amount of the convertible note dated May 21, 2013, into 615,764 shares of the Company’s common stock at a fair value of $0.11 per share in accordance with the convertible note agreement. These shares were issued on March 5, 2014.

On March 12, 2014, a convertible note holder elected to convert $21,000 of the principal amount of the convertible note dated May 21, 2013, into 532,454 shares of the Company’s common stock at a fair value of $0.10 per share in accordance with the convertible note agreement. These shares were issued on March 20, 2014.

On May 5, 2014, a convertible note holder elected to convert $16,000 of the principal amount of the convertible note dated October 28, 2013, into 235,294 shares of the Company’s common stock at a fair value of $0.21 per share in accordance with the convertible note agreement. These shares were issued on June 9, 2014.

On June 25, 2014, the Company approved an issuance of 44,118 shares of the Company’s common stock to Uptick Capital LLC as required by its consulting agreement with Uptick. These shares were issued on July 2, 2014.

On September 8, 2014, the Company sold 300,000 units to Talem Investments, LLC (“Talem”) at a purchase price of $0.50 per unit. Each unit consists of one share of the Company’s common stock, $0.001 par value per share, and one warrant. Each warrant will entitle the holder to purchase one share of the Company’s common shares at an exercise price of $0.50 per share, be exercisable immediately, and have a term of exercise through June 30, 2015. The total proceeds of $150,000 were paid by Talem in September 2014. The Company approved the issuance of 300,000 shares of the Company’s common shares to Talem on November 5, 2014.

These securities were originally issued pursuant to exemptions from registration requirements relying on Section 4(a)(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933 as there was no general solicitation, and the transactions did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On March 13, 2014, Tom Simeo (the “Seller”), the Chief Executive Officer and a director of the Company, entered into a stock purchase agreement with MHR Enterprises LLC (the “Buyer”), for the sale of 28,092 shares (the “Shares”) of the Company’s Series C Preferred Stock (the “Preferred Stock”) to the Buyer. Such shares were delivered to escrow and were to be released from escrow to the Buyer after (a) the Company had filed its Annual Report on Form 10-K for the year ending December 31, 2013, (b) the Buyer had received satisfactory evidence that Company liabilities have been satisfied, and (c) the Seller had received payment for the Shares. As each share of the Preferred Stock has 2,000 votes, the delivery of the Shares to the Buyer would have constituted a change of control of the Company.

As of the filing of this report, the transaction had not yet closed, and the Seller has indicated to the Company that the parties have decided not to proceed with the transaction, that the Buyer and Seller will formally rescind the stock purchase agreement in the future, and that the escrow agent will return the Shares to the Seller.

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
10.1

Purchase and Sale, Petroleum and Natural Gas Conveyance Agreement with Tanager Energy Inc. dated November 3, 2014 (incorporated by reference to our Current Report on Form 8-K filed on November 10, 2014)

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

VIKING INVESTMENTS GROUP, INC. (Registrant)

/s/ Tom Simeo	Date: November 14, 2014
Tom Simeo Chief Executive Officer, Director and Treasurer

In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Guangfeng Yang	Date: November 14, 2014
Guangfeng Yang Chief Financial Officer & Director

