Form 10-K
period 2014-12-31
VIKING INVESTMENTS GROUP, INC.
filed 2015-04-03
CIK 1102432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

1330 Avenue of the Americas, Suite 23 A

New York, NY 10019

 (Address of principal executive offices)

(212) 653 0946

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2014, the aggregate market value of the shares of the Registrant’s common equity held by non-affiliates was approximately $1,178,668, using the June 30, 2014 closing price of the Registrant’s common stock of $0.254/share. Shares of the Registrant’s common stock held by each executive officer and director and each by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be “affiliates” of the Registrant for purposes of the above calculation. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares of the Registrant’s common stock outstanding as of March 1, 2015, was 24,769,551.

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

2

PART I

Item 1. Business

Viking Investments Group, Inc., is sometimes referred to hereinafter as “Viking Investments” or the “Company.” The Company was incorporated under the laws of the State of Florida on May 3, 1989, as Sparta Ventures Corp. and remained inactive until June 27, 1998. After several name changes, the Company merged with and into a wholly-owned subsidiary, SinoCubate, Inc., which remained the surviving entity of the merger. SinoCubate, Inc. was formed in the State of Nevada on September 11, 2008. The merger resulted in a change of name of the Company from Synthenol Inc. to SinoCubate, Inc., and a change in the state of incorporation of the Company from Florida to Nevada. On June 13, 2012, the Company changed its name to Viking Investments Group, Inc.

The Company’s business plan is to provide professional advisory and consulting services to companies undergoing or anticipating periods of rapid growth, significant change or ownership transition, and when justified, staffing, financing, and/or providing operational support to such companies. Target companies must have superior management, intimate knowledge of their particular industry and a sound business plan, along with a desire and receptiveness for specific expertise to advance the company's business objectives. Viking’s primary focus is directed toward North America, targeting various industries. Viking targets under-valued businesses with realistic appreciation potential and a defined exit strategy.

Viking Investments is neither an underwriter as the term is defined in Section 2(a)(11) of the Securities Act of 1933, nor an investment company pursuant to the Investment Company Act of 1940. Viking Investments is not an investment adviser pursuant to the Investment Advisers Act of 1940. Viking Investments is not registered with FINRA or SIPC.

Other Information

Neither the Company nor any of its subsidiaries engaged in any research and development activities during 2014. The Company does not manufacture any products or engage in any activity that requires compliance with environmental laws.

Employees

The Company, through its wholly owned subsidiary, Viking Investments Group, LLC, a Delaware limited liability company (“Viking Delaware”), employs five people (and retains outside consultants as needed) involved in business development, business analysis, financial consulting, web programming and designing, execution and support of the Company’s business.

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

There is doubt about our ability to continue as a going concern due to our operating history of net losses, negative working capital and insufficient cash flows, and lack of liquidity to pay our current obligations, all of which means that we may not be able to continue operations.

Our independent accounting firm has added an explanatory paragraph to their audit opinion issued in connection with the financial statements. We cannot provide our shareholders any assurance that we will be able to raise sufficient funding from the generation of revenue, the sale of our common stock, or through financing to sustain the Company over the next twelve months. We do not have enough cash on hand to meet our obligations over the next twelve months. As discussed in Note 1 to our financial statements for the years ended December 31, 2014 and 2013, the fact that we have generally had net losses and a working capital deficiency as of December 31, 2014, raise substantial doubt about our ability to continue as a going concern.

We have not established an effective system of internal control over our financial reporting, and if we fail to maintain such internal control, we may not be able to accurately report our financial results, and current and potential stockholders may lose confidence in our financial reporting.

We have not established and maintained adequate and effective internal control over financial reporting that would provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We are, however, required to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses in those internal controls.

Any failure to maintain adequate internal controls could adversely impact our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis as required by the SEC and the Capital Market, we could face severe consequences from those authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Conflicts of Interest

Certain conflicts of interest may exist between the Company and its Executive Chairman, former President and Chief Executive Officer, Tom Simeo, as well as its majority shareholder, Viking Investments Group, LLC, a company organized under the laws of the Federation of St. Kitts and Nevis (“Viking Nevis”). Tom Simeo is also the principal officer of Viking Nevis. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to the Company. See “Certain Relationships and Related Transactions.”

Need for Additional Financing

The Company currently has limited funds and the lack of additional funds may negatively impact the Company’s ability to pursue its business strategy to acquire, invest in and/or provide professional advisory and consulting services to companies undergoing or anticipating periods of rapid growth. Even if the Company’s funds prove to be sufficient to provide such services or to acquire an interest in, or complete a transaction with, an entity, the Company may not have enough capital to exploit the opportunity. The ultimate success of the Company may depend upon its ability to raise additional capital. The Company may investigate the availability, source, or terms that might govern the acquisition of additional capital but will not do so until it determines a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company’s operations will be limited to those that can be financed with its modest capital.

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

Lack of Operating History

Due to the numerous risks inherent in the implementation of a new business emphasis and plan, the Company must be regarded as a new or start-up venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

No Assurance of Success or Profitability

There is no assurance that the Company will be able to successfully implement its business plan and provide the contemplated services to its client companies. Even if the Company is successful in providing its services to its client companies, there is a risk that it will not generate revenues or profits, or that the market price of the Company’s common stock will increase.

Impracticality of Exhaustive Investigation

The Company has limited or no funds and this, coupled with the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of its opportunities with respect to its prospective client companies. Decisions will therefore likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if the Company had more funds available to it, would be desirable. The Company will be particularly dependent in making decisions upon information provided by its prospective client’s promoter, owner, sponsor, or others associated with the business opportunity seeking the Company’s participation. A significant portion of the Company’s available funds may be expended for investigative expenses and other expenses related to preliminary aspects of providing incubate services to clients, and potential profits would therefore be lessened.

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

Limited Participation of Management

The Company is heavily dependent upon the skills, talents, and abilities of its management, who currently have other business interests and do not devote their full time to management of the Company.

Lack of Continuity in Management

The Company does not have any employment agreements with its newly appointed Chief Executive Officer and President, Mr. Doris, and its Executive Chairman, Treasurer and former Chief Executive Officer, Mr. Simeo. As a result, there is no assurance that Mr. Doris or Mr. Simeo will continue to be associated with the Company in the future. In connection with future business opportunities, it is possible that Mr. Doris or Mr. Simeo may resign as an officer and director of the Company subject to compliance with Section 14f of the Exchange Act. A decision to resign will be based upon the identity of the business opportunity and the nature of the transaction and is likely to occur without the vote or consent of the stockholders of the Company.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company leases office space on a month-to-month basis at 1330 Avenue of the Americas, Suite 23 A, New York, New York, 10019.

On November 3, 2014, the Company entered into a Purchase and Sale, Petroleum and Natural Gas Conveyance Agreement (the “Agreement”), with Tanager Energy Inc., a Canadian corporation listed on the TSX Venture Exchange as a Tier 2 company and trading under the stock symbol “TAN” (“Tanager Energy”). Pursuant to the Agreement, the Company acquired a 50% working interest in the Joffre oil and gas property located in Alberta, Canada (the “Joffre Property”).

Item 3. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2014, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no "established trading market" for shares of the Company’s common stock. As of December 31, 2014, the Company’s common stock was quoted on OTC Markets Group’s OTCQB under the symbol "VKIN." No assurance can be given that any "established trading market" for the Company’s common stock will develop or be maintained.

The range of high and low closing bid quotations for the Company’s common stock during each quarter of the calendar years ended December 31, 2014 and 2013, is shown below, as quoted by http://finance.yahoo.com. Prices are inter-dealer quotations, without retail mark-up, markdown or commissions and may not represent actual transactions.

Stock Quotations

Quarter Ended	High	Low
March 31, 2013	0.74	0.25
June 30, 2013	1.50	0.15
September 30, 2013	0.13	0.13
December 31, 2013	0.20	0.08
March 31, 2014	0.20	0.05
June 30, 2014	0.60	0.19
September 30, 2014	0.51	0.15
December 31, 2014	0.40	0.03

The future sale of the Company’s presently outstanding "unregistered" and "restricted" common stock by present members of management and persons who own more than five percent of the Company’s outstanding voting securities may have an adverse effect on any "established trading market" that may develop in the shares of the Company’s common stock.

Holders

As of December 31, 2014, the Company had 59 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The Company does not know the beneficial owners of such shares.

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

Item 6. Selected Financial Data.

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

PLAN OF OPERATIONS

Overview

The Company’s business plan is to provide professional advisory and consulting services to companies undergoing or anticipating periods of rapid growth, significant change or ownership transition, and when justified, staffing, financing, and/or providing operational support to such companies. Target companies must have superior management, intimate knowledge of their particular industry and a sound business plan, along with a desire and receptiveness for specific expertise to advance the company's business objectives. Viking’s primary focus is directed toward North America, targeting various industries. Viking targets under-valued businesses with realistic appreciation potential and a defined exit strategy.

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

Liquidity and Capital Resources

Working Capital:

	December 31,	December 31,
	2014	2013

Current Assets	$1,345	$21,880
Current Liabilities	$481,902	$306,073
Working Capital (deficit)	$(480,557)	$(284,193)

Cash Flows:

	The Year Ended December 31,
	2014	2013
Net Cash Provided by (Used in) Operating Activities	$(370,800)	$(132,694)
Net Cash Provided by (Used in) Investing Activities	$(549,811)	$(9,093)
Net Cash Provided by (Used in) Financing Activities	$909,666	$(5,282)
Increase (Decrease) in Cash during the Period	$(10,894)	$(147,058)
Cash and Cash Equivalents, End of Period	$1,345	$12,239

The Company had current assets of $1,345 during the fiscal year ended December 31, 2014, as compared to $21,880 in the comparable period in 2013. The Company had current liabilities of $481,902 during the year ended December 31, 2014, as compared to $306,073 in the comparable period in 2013. The increase is mainly due to an increase in other payables and due to directors. The Company had a working capital deficit of $480,557 due to an influx of cash from an increase in borrowing from directors during the fiscal year ended December 31, 2014, as compared to a working capital deficit in December 31, 2013 of $284,193.

Cash used in operating activities increased to ($370,800) during the fiscal year ended December 31, 2014, as compared to ($132,694) in the comparable period in 2013. The increase was mostly due to changes in net loss and accrued liabilities.

Cash from financing activities increased to $909,666 during the fiscal year ended December 31, 2014, as compared to ($5,282) in the comparable period in 2013. The increase was mostly due to the proceeds from the convertible notes, the issuance of units, as well as the borrowings from directors.

Cash used in investing activities increased to ($549,811) during the fiscal year ended December 31, 2014, as compared to ($9,093) in the comparable period in 2013. The increase is due to the purchase of  1,256,593 and 2,187,500 units of Tanager Energy Inc. (“Tanager”), a Canadian company listed on the Canadian TSX Venture Exchange as a Tier 2 company and trading under the stock symbol “TAN,” at a price of C$0.08 per unit. In addition, On November 3, 2014, the Company entered into a Purchase and Sale, Petroleum and Natural Gas Conveyance Agreement (the “Agreement”), with Tanager Energy. Pursuant to the Agreement, the Company is entitled to receive a 50% working interest in the Joffre oil and gas property located in Alberta, Canada (the “Joffre Property”).  On November 4, 2014, the Company closed the transaction by paying Tanager US$302,367, with US$52,801  (C$60,000) payable as of December 31, 2014.

Revenue

The Company had no revenue during the year ended December 31, 2014, and the year ended December 31, 2013.

Expenses

The Company’s operating expenses were $566,651 for the year ended December 31, 2014, compared with $448,555 for the corresponding period in 2013. The increase was mainly due to the increase of professional fees and wage expenses.

Net Loss

The Company incurred a net loss of $830,737 for the year ended December 31, 2014, compared with net loss of $517,716 for the year ended December 31, 2013. The increase in net loss was mainly due to the change in fair value of convertible notes and long term investment, increase of professional fees and wage expenses during the year ended December 31, 2014, as compared to the year ended December 31, 2013.

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

Item 8. Financial Statements and Supplementary Data

Green & Company, CPAs A PCAOB Registered Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Viking Investments Group, Inc.

We have audited the accompanying balance sheet of Viking Investments Group, Inc. as of December 31, 2014 and 2013, and the related statement of operations, stockholders’ deficiency, and cash flows for the years ended December 31, 2014 and 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viking Investments Group, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Green & Company, CPAs

Green & Company, CPAs

Temple Terrace, Florida

March 27, 2015

10320 N 56th Street, Suite 330	Tampa, FL 33617	813.606.4388

VIKING INVESTMENTS GROUP, INC.

Consolidated Balance Sheets

As at December 31, 2014 and 2013

(Amounts expressed in US dollars)

	December 31
	2014	2013
ASSETS
CURRENT ASSETS
Cash	$1,345	$12,239
Prepaid expenses and deposits	-	9,641
	1,345	21,880
Leasehold improvements	-	5,053
Long term investment	68,128	-
Petroleum and natural gas rights	335,168	-
TOTAL ASSETS	$424,641	$26,933

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Other payable	$116,149	$2,865
Accrued liabilities	39,314	110,247
Amount due to directors	326,439	77,715
Convertible notes	-	115,246
TOTAL LIABILITIES	481,902	306,073

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital Stock
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 28,092 shares issued and outstanding as of December 31, 2014 and 2013	$28	$28
Common stock, $0.001 par value, 100,000,000 shares Authorized, 24,094,551 shares issued and outstanding as of December 31, 2014, and 18,758,657 shares issued and outstanding as of December 31, 2013	24,095	18,760
Shares to be issued	675	-
Additional Paid-In Capital	7,162,660	6,116,054
Deficit	(7,067,267)	(6,415,793)
Accumulated other comprehensive income (loss)	(177,452)	1,811
TOTAL STOCKHOLDERS’ DEFICIENCY	$(57,261)	$(279,140)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$424,641	$26,933

The accompanying notes are an integral part of these consolidated financial statements

VIKING INVESTMENTS GROUP, INC.

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2014 and 2013

(Amounts expressed in US dollars)

	For the Year Ended	For the Year Ended
	December 31, 2014	December 31, 2013

Revenue	$-	$-
Operating expenses
General and administrative expenses	47,649	45,765
Professional fees	250,787	166,046
Rent	18,608	41,194
Wages	249,607	191,323
Amortization	-	4,227
Total operating expenses	566,651	448,555
Loss from operations	(566,651)	(448,555)
Other income (expenses)
Interest expense	-	(2,495)
Change in fair value of convertible notes	(96,748)	(62,358)
Gain on extinguishment of debt	9,485	422
Other income	2,440	72
Bad debt expense	-	(5,000)
Net loss from operations	(651,474)	(517,914)

Unrealized loss on securities available-for-sale	(179,316)	-
Foreign currency translation adjustment	53	198

Comprehensive loss	$(830,737)	$(517,716)

Loss per weighted average number of common shares outstanding – basic and diluted	(0.03)	(0.02)
Weighted average number of common shares outstanding – basic and diluted	24,094,551	18,922,195

The accompanying notes are an integral part of these consolidated financial statements

VIKING INVESTMENTS GROUP, INC.

Consolidated Statement Of Cash Flows

(Amounts expressed in US dollars)

	For the Year Ended	For the Year Ended
	December 31, 2014	December 31, 2013

Cash flows from operating activities:
Net loss	$(651,474)	$(517,914)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of convertible notes	96,748	62,358
Gain on extinguishment of debt	(9,485)	(422)
Amortization	5,053	4,227
Expenses and service costs assumed by shareholders	-	27,948
Issuance of common stock for services	189,167	298,777
Changes in operating assets and liabilities
(Decrease) increase in accrued liabilities	(123,734)	54,417
Increase (Decrease) in other payable	113,284	(59,776)
Decrease (increase) in prepaid expenses and deposits	9,641	(2,309)
Net cash used in operating activities	(370,800)	(132,694)

Cash flows from investing activities:
Investment in Tanager Energy	(247,444)	-
Investment in petroleum and natural gas rights	(302,367)	-
Leasehold improvements	-	(9,093)
Net cash used in investing activities	(549,811)	(9,093)

Cash flows from financing activities:
Proceeds from (repayment of ) short term loan	-	(79,282)
Amount due to director	248,724	-
Proceeds from issuance of units	607,942	-
Proceeds from convertible notes	53,000	74,000
Net cash provided by (used in) financing activities	909,666	(5,282)

Effect of exchange rate changes on cash	51	11

Net decrease in cash	(10,894)	(147,058)

Cash at beginning of year	12,239	159,297

Cash at ending of year	$1,345	$12,239

Supplemental Cash Flow Information

The accompanying notes are an integral part of these consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.

Consolidated Statement of Changes in Stockholders' Deficiency

(Amounts expressed in US dollars)

	Common Stock		Share to be issued		Preferred Stock		Additional Paid-in	Accumulated Other Comprehensive		Total Stockholders’
	Number	Amount	Number	Amount	Number	Amount	Capital	Income	Deficit	Deficiency
		$		$		$	$	$	$	$
Net loss	-	-			-	-	-	-	(517,914)	(517,914)
Foreign currency translation adjustment	-	-			-	-	-	198	-	198
Issuance of new shares for legal services	200,000	200			-	-	29,800	-	-	30,000
Issuance of new shares to shareholders	2,067,510	2,068			-	-	266,709	-	-	268,777
Issuance of new shares - convertible notes	159,151	159			-	-	20,531	-	-	20,690
Returned loan collateral	(879,196)	(879)			-	-	879	-	-	-
Cancellation of shares due to repurchase of CNWD	(7,472,093)	(7,472)			-	-	7,472	-	-	-
Balance at Dec 31, 2013	18,758,657	18,760			28,092	28	6,116,054	1,811	(6,415,793)	(279,140)

Net loss	-	-			-	-	-	-	(651,474)	(651,474)
Foreign currency translation adjustment	-	-			-	-	-	53	-	53
Issuance of new shares for legal services	1,406,331	1,406			-	-	187,761	-	-	189,167
Issuance of new shares to investors	2,330,534	2,331			-	-	605,611	-	-	608
Shares to be issued to investors			675,000	675	-	-	66,825	-	-	67,500

Issuance of new shares - convertible notes	1,599,029	1,598			-	-	186,409	-	-	188,007
Unrealized loss on securities available-for-sale								(179,316)		(179,316)
Balance at Dec 31, 2014	24,094,551	24,095	675,000	675	28,092	28	7,162,660	(177,452)	(7,067,267)	(57,261)

The accompanying notes are an integral part of these consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.

Notes to Consolidated Financial Statements

(Amounts expressed in US dollars)

Note 1 Nature of Business and Going Concern

The Company was incorporated under the laws of the State of Florida on May 3, 1989 as Sparta Ventures Corp. and remained inactive until June 27, 1998. After several name changes, the Company merged with and into a wholly-owned subsidiary, SinoCubate, Inc., which remained the surviving entity of the merger. SinoCubate, Inc. was formed in the State of Nevada on September 11, 2008. The merger resulted in a change of name of the Company from Synthenol Inc. to SinoCubate, Inc., and a change in the state of incorporation of the Company from Florida to Nevada. On June 13, 2012, the Company changed its name to Viking Investments Group, Inc.

The Company’s business plan is to provide professional advisory and consulting services to companies undergoing or anticipating periods of rapid growth, significant change or ownership transition, and when justified, staffing, financing, and/or providing operational support to such companies. Target companies must have superior management, intimate knowledge of their particular industry and a sound business plan, along with a desire and receptiveness for specific expertise to advance the company's business objectives. Viking’s primary focus is directed toward North America, targeting various industries. Viking targets under-valued businesses with realistic appreciation potential and a defined exit strategy.

Viking Investments is neither an underwriter as the term is defined in Section 2(a)(11) of the Securities Act of 1933, nor an investment company pursuant to the Investment Company Act of 1940. Viking Investments is not an investment adviser pursuant to the Investment Advisers Act of 1940. Viking Investments is not registered with FINRA or SIPC.

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net loss from operating of $651,474 and $517,914 for the years ended December 31, 2014 and December 31, 2013, respectively. The Company had a working capital deficiency in the amount of $480,557 as of December 31, 2014.  The Company has accumulated a negative shareholders’ deficiency of $57,261 as at December 31, 2014, and a negative stockholders’ deficiency of $279,140 as at December 31, 2013. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

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

VIKING INVESTMENTS GROUP, INC.

Notes to Consolidated Financial Statements

(Amounts expressed in US dollars)

Assets and liabilities measured at fair value as of December 31, 2014 and 2013 are classified below based on the three fair value hierarchy described above:

	December 31
	2014		2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets
Cash	$1,345	1,345	$12,239	12,239
Other receivables	-	-	9,641	9,641
Long term investment	247,444	68,128
Petroleum and natural gas rights	335,964	335,964

Financial Liabilities
Other payable	96,945	96,945	2,865	2,865
Accrued liabilities	39,314	39,314	110,247	110,247
Amount due to directors	326,439	326,439	77,715	77,715
Convertible notes	-	-	62,000	115,246

The carrying amounts reported in the accompanying consolidated balance sheets for cash, other receivables, other payable, accrued liabilities, and amount due to directors approximate their fair value based on the short-term maturity of these instruments.

The fair value of the long term investment and petroleum and natural gas rights were recorded as of December 31, 2014.

e)	Cash

Cash includes bank deposits and cash on hand.

f)	Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and, adjusted by any effects of warrants and options outstanding, if dilutive, that may add to the number of common shares during the period. There were no common stock equivalent shares outstanding at December 31, 2014 and 2013 that have been included in the diluted loss per share calculation as the effects would have been anti-dilutive.

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

FASB ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. For the fiscal years ended December 31, 2014 and 2013, comprehensive loss was $830,737 and $517,716, respectively.

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

Management determines the appropriate classification of investment securities at the time of purchase. Securities are classified held-to-maturity when the Company has both the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Securities that are bought and held principally for the purpose of selling in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Securities not classified as held-to-maturity or trading are classified as available-for-sale. Available-for-sale securities are stated at fair value, the changes in the market value of available-for-sale securities, excluding other-than-temporary impairments, are reflected in Other Comprehensive Income, with the impairment losses, net of income taxes, charged to net income in the period in which it occurs.

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

As at December 31, 2014 and 2013, the Company had no trading and held-to-maturity securities.

On September 9, 2014, the Company subscribed for 1,265,593 units of Tanager Energy Inc. (“Tanager”), a Canadian mining company listed on the Canadian TSX Venture Exchange as a Tier 2 company and trading under the stock symbol “TAN,” at a price of C$0.08 per unit. Each unit consists of one share of Tanager’s common stock and one warrant. Each warrant entitles the Company to subscribe for one additional Common Share at a price of C$0.15 at any time until October 5, 2016. The Warrants expire on October 5, 2016. The total price for the units subscribed is C$101,247.47. The Company paid US$92,000, which was equivalent to C$101,247.47 on September 11, 2014.

On October 6, 2014, the Company subscribed for an additional 2,187,500 units of Tanager at a price of C$0.08 per unit. Each unit consists of one share of Tanager’s common stock and one warrant. Each warrant entitles the Company to subscribe for one additional Common Share at a price of $0.15 at any time until October 5, 2016. The Warrants expire on October 5, 2016. The total price for the units subscribed is C$175,000. The Company paid US$155,444, which was equivalent to C$175,000 on October 17, 2014.

The Company’s investment in Tanager is considered as “available-for-sale” securities, and an unrealized loss of $179,316 was recorded in other comprehensive income for the year ended December 31, 2014.

VIKING INVESTMENTS GROUP, INC.

Notes to Consolidated Financial Statements

(Amounts expressed in US dollars)

The Company’s long-term investment in the China Wood Shares was written off as of December 31, 2011, and repurchased by Viking Nevis on August 15, 2013. See Note 3 for more information regarding the China Wood Shares.

m)	Impairment of long-lived assets

In accordance with ASC 360, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company is required to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the year ended December 31, 2014 and 2013.

n)	Foreign Currency Exchange

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

p)	Recently Adopted Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The adoption of ASU 2013-02 has no material impact on the Company’s financial position or results of operations

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matter (Topic 830): Parent’s accounting for the Cumulative Translation Adjustment upon the recognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity a consensus of the FASB Emerging Issues Task Force. The amendments in this Update are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption. The adoption of ASU 2013-05 has no material impact on the Company’s financial position or results of operations.

VIKING INVESTMENTS GROUP, INC.

Notes to Consolidated Financial Statements

(Amounts expressed in US dollars)

In April 2013, the FASB issued ASU 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. The amendments require an entity to present its financial statements using the liquidation basis of accounting when liquidation is imminent unless the liquidation follows a plan that was specified in the entity’s governing documents at the entity’s inception. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective or (b) a plan for liquidation is being imposed by other forces. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The amendments in this Update are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The adoption of ASU 2013-07 has no material impact on the Company’s financial position or results of operations.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This guidance states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 has no material impact on the Company’s consolidated financial position or results of operations.

q)	Recent Accounting Pronouncements

On April 10, 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). The guidance amends the guidance in FASB Accounting Standards Codification (FASB ASC) 205, Presentation of Financial Statements, and FASB ASC 360, Property, Plant, and Equipment, to change the definition of discontinued operations and the criteria for reporting discontinued operations and require expanded disclosures about discontinued operations. A discontinued operation may include a component or group of components of an entity, or a business or nonprofit activity. In accordance with the new guidance, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results would qualify as discontinued operations. In addition, ASU 2014-08 (a) expands the disclosure requirements for disposals that meet the definition of a discontinued operation; (b) requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations, and (c) conforms the definition of “discontinued operations” similarly to how it is defined under IFRS 5, Non-current Assets Held for Sale and Discontinued Operations .The amendments in this update are effective in the first quarter of 2015. The adoption of ASU 2014-08 is not expected to have a material impact on the Company’s consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.

Notes to Consolidated Financial Statements

(Amounts expressed in US dollars)

In May 2014, the FASB issued ASU 2014-09 with the intent of significantly enhancing comparability of revenue recognition practices across entities and industries. The new standard provides a single principles-based, five-step model to be applied to all contracts with customers and introduces new, increased disclosure requirements. The new standard is effective for annual and interim periods beginning on or after December 15, 2016 and may be applied on either a full or modified retrospective basis. The Company is currently assessing the impact of the new standard to the Company's consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, an update on stock compensation. The guideline requires performance targets, which affect vesting and can be achieved after the requisite service period, to be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If achievement of the performance target becomes probable before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The amendments are effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently assessing the impact of the new standard on its consolidated financial statements. The Company does not expect these changes to have a material impact on the Company’s consolidated financial statements

In August 2014, FASB issued ASU 2014-15 with the intent of defining management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for annual and interim periods beginning on or after December 15, 2016 and may be applied on either a full or modified retrospective basis. The Company is currently assessing the impact of the new standard on its consolidated financial statements. The Company does not expect these changes to have a material impact on the Company’s consolidated financial statements.

Note 3. Related Party Transactions

On April 3, 2009, the Company entered into an agreement with Viking Investments Group, LLC, a Delaware limited liability company (“Viking Delaware”) owned by Viking Investments Group, LLC, a company controlled and managed by the Company’s Chairman, Chief Executive Officer and President, Tom Simeo, incorporated under the laws of The Federation of St. Kitts and Nevis (“Viking Nevis”), providing that effective August 15, 2008, Viking Delaware would pay for any services performed on behalf of the Company by third parties until such time that Viking Delaware (or Viking Nevis) is no longer the majority shareholder of the Company. On August 2, 2011, effective as of April 1, 2011, Viking Delaware agreed to advance and pay all third party costs for the Company as needed, but the Company had an obligation to reimburse Viking Delaware at a later stage upon demand from Viking Delaware. As of August 29, 2011, Viking Delaware’s rights and obligations were transferred to Viking Nevis.

On June 29, 2011, and on August 29, 2011, Viking Investments, LLC, a company controlled and managed by the Company’s Executive Chairman and Director, Tom Simeo, and incorporated under the laws of The Federation of St. Kitts and Nevis, (“Viking Nevis”) sold 100,000 and 466,813 shares respectively of China Wood, Inc., publicly listed in the United States with the ticker “CNWD,” (the “China Wood Shares”) owned by Viking Nevis, in exchange for 1,912,000 and 12,569,420 newly issued restricted shares of common stock of the Company respectively. By August 29, 2011, Viking Nevis completed the sale of the China Wood Shares by having delivered a total of 566,813 shares of common stock in China Wood, Inc. to the Company. The China Wood Shares were registered in a Form S-1 Registration Statement declared effective by the SEC on April 7, 2011. The China Wood Shares were subject to a “Leak-Out Provision” whereby only a certain amount of shares could be sold per month up and until the first anniversary of the effective day of the aforementioned registration statement (April 7, 2012).

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

The following table reflects the balances of related- parties’ transactions as of December 31, 2014 and 2013:

	Years ended
	December 31
	2014	2013
Due to Mr. Tom Simeo	$236,713	$77,715
Due to Mr. James A. Doris	89,726	-
	$236,439	$77,715

As at December 31, 2014, the net amount due to the Company’s Executive Chairman and Director, Tom Simeo, for accrued payroll and payment of certain expenses on behalf of the Company, is $236,713 (December 31, 2013: $77,715). The balance is non-interest bearing, has no fixed term of repayment and is payable on demand.

As at December 31, 2014, the amount due to the Company’s Executive Chairman and Director, James Doris, for the expenses paid on behalf of the Company, is $89,726. The balance is non-interest bearing, has no fixed term of repayment and is payable on demand.

Note 4. Petroleum and natural gas rights

On November 3, 2014, the Company entered into a Purchase and Sale, Petroleum and Natural Gas Conveyance Agreement (the “Agreement”), with Tanager Energy Inc., a Canadian corporation listed on the TSX Venture Exchange as a Tier 2 company and trading under the stock symbol “TAN” (“Tanager Energy”). Pursuant to the Agreement, the Company was to receive a 50% working interest in the Joffre oil and gas property located in Alberta, Canada (the “Joffre Property”), and the Company was obligated to pay Tanager C$400,000 (CAD) for the interest in the Joffre Property, with C$340,000 payable at closing.

On November 4, 2014, the Company closed the transaction by paying Tanager US$302,367, with US$52,801 (C$60,000) payable as of December 31, 2014.  Tanager will own the remaining 50% working interest in the property and will operate and manage the property in accordance with an operating agreement pursuant to the Canadian Association of Petroleum Landman Operating Procedure. The proceeds are being used by Tanager to complete and place on production the first of four suspended Devonian oil wells in the Joffre D-3 B oil pool. The Company’s (and Tanager’s) working interest in the Joffre Property will generally terminate when future production, if any, ceases (or in the case of the water disposal well on the Joffre Property, on the date that production ceases after 5 years has elapsed).

The Company’s petroleum and natural gas rights were recorded at cost as of December 31, 2014. The Company will assess the impairment by comparing the estimated future undiscounted cash flows derived from these rights to the carrying value. Any impairment loss will be recorded in the income statements for the future reporting period(s).

Note 5. Short-term Loan

On March 22, 2012, the Company entered into a six-month loan agreement with a third party for the amount of $79,282 (RMB 500,000 equivalents) with collateral of 879,196 common shares of the company provided to the third party. The loan was repayable on September 20, 2012. The due date of the loan was extended and was settled on January 10, 2013, and the collateral was returned to the Company accordingly.

VIKING INVESTMENTS GROUP, INC.

Notes to Consolidated Financial Statements

(Amounts expressed in US dollars)

Note 6. Supplemental Cash Flow Information

	Years ended
	December 31,
	2014	2013
Cash paid for:
Interest	$-	$55
Income taxes	-	-
Non-Cash transactions:		-
Conversion of convertible note	188,007	12,000
Common shares issued for balance owed to stockholders	-	268,777
Increase in additional paid in capital - repurchase of CNWD shares		7,472
Decrease in share capital – repurchase of CNWD share	$-	$(7,472)

Note 7. Income Tax

a)	Current income tax

The income tax expense is reconciled as below:

	2014	2013

Net Loss	$651,474	$517,914
Statutory tax rate	35%	35%
Income Tax at Statutory tax rate	228,016	181,270
Non-deductible expenses	(278,368)	(129,456)
Change in valuation allowance	50,352	(51,814)
Total tax expenses	-	-

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

No provision for income taxes has been provided in these consolidated financial statements due to the net loss for the years ended December 31, 2014 and 2013. The net operating loss will expire at various times to December 31, 2032.  The taxation years of 2012, 2013, and 2014 are open for review by the related state and federal regulatory authorities.

b)	Deferred tax

	2014	2013

Non-capital losses carried forward	$3,096,302	$2,723,196
Statutory tax rate	35%	35%
Income Tax at Statutory tax rate	1,083,706	953,119
Valuation allowance	(1,083,706)	(953,119)

VIKING INVESTMENTS GROUP, INC.

Notes to Consolidated Financial Statements

(Amounts expressed in US dollars)

Note 8. Capital Stock and Additional Paid-in Capital

	December 31, 2014 Number of shares			December 31, 2013 Number of shares
	Authorized	Outstanding	Amount	Authorized	Outstanding	Amount
			$			$
Capital Stock

Preferred stock, $0.001 par value	5,000,000	28,092	28	5,000,000	28,092	28
Common stock, $0.001 par value	100,000,000	24,094,551	24,095	100,000,000	18,758,657	18,760
Common shares to be issued		675,000	675
Additional Paid-in Capital			7,162,660			6,116,054

(a)	Preferred Stock

The Company is authorized to issue 5,000,000 shares of Series C Preferred Stock, par value $0.001 per share.

On October 3, 2012, the Company issued 28,092 shares of preferred stock to Tom Simeo in exchange for the return of the equal amount of shares of common stock, owned by Tom Simeo, deposited in a brokerage account, to the Company for cancellation. As of December 31, 2014, the Company’s transfer agent had still not received the 28,092 shares of common stock for cancellation, although Mr. Simeo has acknowledged his unconditional obligation to return the 28,092 shares of common stock to the Company and has arranged for his brokerage firm to do so. Thus, the 28,092 shares of common stock to be cancelled are shown as no longer issued and outstanding as of December 31, 2014, while the 28,092 shares of preferred stock are shown as issued and outstanding. Neither the common stock, nor the preferred stock, were assessed any value.

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

VIKING INVESTMENTS GROUP, INC.

Notes to Consolidated Financial Statements

(Amounts expressed in US dollars)

(b)	Common Stock

On January 11, 2013, the Company authorized and approved the issuance of 200,000 shares of common stock to the Company’s lawyer for the provision of $30,000 in legal services rendered to the Company, at a fair value of $0.15 per share.

On January 10, 2013, 879,196 shares of the Company’s common stock which had been issued to a creditor as the collateral for the loan were returned to the Company for cancellation. See Note 4.

On June 6, 2013, 7,472,093 shares of the Company’s common stock were returned by Viking Nevis to the Company for cancellation, pursuant to the Guaranty and Repurchase Agreement. See Note 8.

On August 15, 2013, a balance of $147,504 due to Mr. Simeo, the then-CEO and a director of the Company, was converted into 1,134,646 restricted shares of common stock of the Company at $0.13 per share, which is calculated based on the average bid price of the Company’s stock for the last 30 days preceding the day of conversion. These shares were issued on November 22, 2013.

On October 28, 2013, the Board of Directors signed a resolution to convert the balance of $63,097 owed to Mr. Simeo into 485,359 restricted shares of common stock, and the balance of $58,176 owed to Ms. Zhong into 447,505 shares of common stock of the Company at $0.13 per share, which is calculated based on the average bid price of the Company’s stock for the last 30 days preceding the day of conversion. These shares were issued on November 22, 2013.

On December 5, 2013, a convertible note holder elected to convert $12,000 principal amount of the convertible note dated May 21, 2013, into 159,151 shares of the Company’s common stock at a fair value of $0.13 per share in accordance with the convertible note agreement. See Note 10. These shares were issued on December 17, 2013.

On February 20, 2014, a convertible note holder elected to convert $25,000 of the principal amount of the convertible note dated May 21, 2013, into 615,764 shares of the Company’s common stock at a fair value of $0.11 per share in accordance with the convertible note agreement. See Note 10. These shares were issued on March 5, 2014.

On March 12, 2014, a convertible note holder elected to convert $21,000 of the principal amount of the convertible note dated May 21, 2013, into 532,454 shares of the Company’s common stock at a fair value of $0.10 per share in accordance with the convertible note agreement. See Note 10. These shares were issued on March 20, 2014.

On May 5, 2014, a convertible note holder elected to convert $16,000 of the principal amount of the convertible note dated October 28, 2013, into 235,294 shares of the Company’s common stock at a fair value of $0.21 per share in accordance with the convertible note agreement. See Note 10. These shares were issued on June 9, 2014.

VIKING INVESTMENTS GROUP, INC.

Notes to Consolidated Financial Statements

(Amounts expressed in US dollars)

On November 7, 2014, a convertible note holder elected to convert $10,000 of the principal amount of the convertible note dated April 8, 2014, into 215,517 shares of the Company’s common stock at a fair value of $0.046 per share in accordance with the convertible note agreement. See Note 10. These shares were issued on November 25, 2014.

On September 8, 2014, the Company sold 300,000 units to Talem Investments, LLC (“Talem”) at a purchase price of $0.50 per unit. Each unit consists of one share of the Company’s common stock, $0.001 par value per share, and one warrant. Each warrant will entitle the holder to purchase one share of the Company’s common shares at an exercise price of $0.50 per share, be exercisable immediately, and have a term of exercise through June 30, 2015. The Company estimates that the fair value of the warrants is approximately $60,674 ($0.20 per unit) using a Black-Scholes option pricing model. The total proceeds of $150,000 were paid by Talem in September 2014. The Company approved the issuance of 300,000 restricted shares of the Company’s common shares to Talem on November 5, 2014.

On October 16, 2014, the Company sold 518,348 units to Sackville Holdings, LLC (“Sackville”) at a purchase price of $0.30 per unit. Each unit consists of one share of the Company’s common stock, $0.001 par value per share, and one warrant. Each warrant will entitle the holder to purchase one share of the Company’s common shares at an exercise price of $0.30 per share, be exercisable immediately, and have a term of exercise through October 15, 2015. The total proceeds of $155,514.51 were paid by Sackville on October 16, 2014. The Company approved the issuance of 518,348 restricted shares of the Company’s common shares to Sackville on November 5, 2014.

On October 30, 2014, the Company sold 622,665 units to Diana Dodge (“Dodge”) at a purchase price of $0.20 per unit.  Each unit consists of one share of the Company’s common stock, $0.001 par value per share, and one warrant.  Each warrant will entitle the holder to purchase one share of the Company’s common shares at an exercise price of $0.20 per share, be exercisable immediately, and have a term of exercise through October 30, 2015.  The total proceeds of $124,533 were paid by Dodge on October 30, 2014.  The Company approved the issuance of 622,665 restricted shares of the Company’s common shares to Dodge on November 5, 2014.

On October 30, 2014, the Company sold 889,521 units to L.A. Knapp Inc. (“Knapp”) at a purchase price of $0.20 per unit. Each unit consists of one share of the Company’s common stock, $0.001 par value per share, and one warrant. Each warrant will entitle the holder to purchase one share of the Company’s common shares at an exercise price of $0.20 per share, be exercisable immediately, and have a term of exercise through October 30, 2015. The total proceeds of $177,904.29 were paid by Knapp on October 30, 2014. The Company approved the issuance of 889,521 restricted shares of the Company’s common shares to Knapp on November 5, 2014.

On September 18, 2014, the Company authorized and approved the issuance of 540,000 shares of common stock to the Company’s lawyer for the provision of $66,667.75 in legal services rendered to the Company, at a cost base of $0.1235 per share.

During the year ended December 31, 2014, the Company authorized and approved the issuance of 44,118, 59,055, 81,591, and 31,597 restricted shares of common stock in June, July, September and October, respectively, to one of the Company’s consultants for the provision of $149,784 consulting services rendered to the Company, at a cost base of $0.34, $0.254, $0.3677 and $0.475 per share, respectively.

During the year ended December 31, 2014, the Company authorized and approved the issuance of 500,000 and 150,000 shares of common stock in September and November, respectively, to one of the Company’s consultants for the provision of $47,500 in consulting services rendered to the Company, at a cost base of $0.05 and $0.15 per share, respectively.

VIKING INVESTMENTS GROUP, INC.

Notes to Consolidated Financial Statements

(Amounts expressed in US dollars)

(c)	Stock-based Compensation payment

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

In 2011, the Company cancelled all options and warrants issued in 2009. The Company did not issue any stock options or warrants during fiscal year ending December 31, 2014 and 2013.

Note 9.   Guarantee and Repurchase Agreement

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

VIKING INVESTMENTS GROUP, INC.

Notes to Consolidated Financial Statements

(Amounts expressed in US dollars)

As of December 31, 2014, this convertible note had been fully converted. A loss of $47,940 associated with the changes in the fair value of convertible note was recorded for the year ended December 31, 2014.

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

As of December 31, 2014, this convertible note had been fully converted. A loss of $8,437 associated with the changes in the fair value of convertible note was recorded for the year ended December 31, 2014.

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

The following table reflects the allocation of the purchase on the inception date:

Convertible Note, Face Value	$53,000
Convertible promissory note, Fair Value	102,414
Day-one derivative loss	$(49,414)

On November 7, 2014, a convertible note holder elected to convert $10,000 of the principal amount of the convertible note dated April 8, 2014, into 215,517 shares of the Company’s common stock at a fair value of $0.046 per share in accordance with the convertible note agreement. These shares were issued on November 25, 2014.

On November 20, 2014, Talem paid $67,500 to the convertible note holder on behalf the Company as the settlement of the remaining principal balance of $43,000. In consideration for the $67,000 paid by Talem, the Company shall issue 675,000 unit to Talem with each unit consists of one share of the Company’s common stock, $0.001 par value per share, and one warrant. Each warrant will entitle the holder to purchase one share of the Company’s common shares at an exercise price of $0.10 per share, be exercisable immediately, and have a term of exercise through January 2, 2016. The agreement was sign between Talem and the Company on January 2, 2015. (Note 12)

As of December 31, 2014, this convertible note had been fully settled. A loss of $40,371 associated with the changes in the fair value of convertible note, and a gain of $8,253 due to extinguishment of the debt were recorded for the year ended December 31, 2014.

VIKING INVESTMENTS GROUP, INC.

Notes to Consolidated Financial Statements

(Amounts expressed in US dollars)

Note 11. Risk Management

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

Note 12.  Subsequent Events

On January 2, 2015, the Company signed a security purchase agreement with Talem to issue 675,000 Units to Talem, with each Unit consisting of one share of the Company’s common stock, $0.001 par value per share, and one warrant. Each warrant will entitle the holder to purchase one share of the Company’s common shares at an exercise price of $0.10 per share, be exercisable immediately, and have a term of exercise through January 2, 2016. The total proceeds of $67,500 were paid by Talem on November 20, 2014, on behalf of the Company to the Company’s convertible note holder to settle the remaining convertible note balance of $43,000. Those shares were subsequently issued on January 28, 2015.

On or about January 12, 2015, the Company entered into a securities purchase agreement with KBM Worldwide, Inc., a New York corporation (“KBM Woldwide”), providing for the purchase of a convertible promissory note in the principal amount of $64,000, which note was entered into at the same time. The note was funded on or about January 22, 2015, with the Company receiving $60,000 of net proceeds after payment of KBM Worldwide’s legal and origination expenses. The note bears interest at the rate of 8% per annum, is due and payable on October 14, 2015, and may be converted by KBM Worldwide at any time after funding into shares of Company common stock at a conversion price equal to 58% of the average of the three lowest closing bid prices on the OTCQB during the 10 prior trading days. On or about March 23, 2015, the note was fully prepaid by the Company for $74,441.64.

On or about March 12, 2015, the Company entered into a securities purchase agreement with LG Capital Funding, LLC, a New York limited liability company (“LG Capital”), providing for the purchase of a convertible promissory note in the principal amount of $50,000, which note was entered into at the same time. The note was funded on or about March 16, 2015, with the Company receiving $47,500 of net proceeds after payment of LG Capital’s legal and origination expenses. The note bears interest at the rate of 8% per annum, is due and payable on March 11, 2016, and may be converted by LG Capital at any time after funding into shares of Company common stock at a conversion price equal to 58% of the lowest trading price on the OTCQB during the 15 prior trading days.

On or about March 13, 2015, the Company entered into a securities purchase agreement with GW Holdings Group, LLC, a New York limited liability company (“GW Holdings”), providing for the purchase of a convertible promissory note in the principal amount of $25,000, which note was entered into at the same time. The note was funded on or about March 16, 2015, with the Company receiving $23,000 of net proceeds after payment of GW Holdings’s legal and origination expenses. The note bears interest at the rate of 8% per annum, is due and payable on March 12, 2016, and may be converted by GW Holdings at any time after funding into shares of Company common stock at a conversion price equal to 58% of the lowest trading price on the OTCQB during the 15 prior trading days.

On or about March 13, 2015, the Company entered into a securities purchase agreement with Service Trading Company, LLC, a Nevada limited liability company (“Service Trading”), providing for the purchase of a convertible promissory note in the principal amount of $25,000, which note was entered into at the same time. The note was funded on or about March 16, 2015, with the Company receiving $23,000 of net proceeds after payment of Service Trading’s legal and origination expenses. The note bears interest at the rate of 8% per annum, is due and payable on March 12, 2016, and may be converted by Service Trading at any time after funding into shares of Company common stock at a conversion price equal to 58% of the lowest trading price on the OTCQB during the 15 prior trading days.

Subsequent to December 31, 2014, James Doris, the Company’s CEO and a director, advanced an additional $37,877.58 to or on behalf of the Company, including a payment of $25,108.77 to Tanager Energy on or about January 28, 2015, to satisfy in full the Company’s remaining payment obligations in connection with the Company’s acquisition of its 50% interest in the Joffre Project.  The other monies, including an advance of $10,000 directly to the Company on or about March 12, 2015, were used by the Company for general working capital purposes.

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

As of December 31, 2014, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of the Company’s internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

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

(a) Disclosure Controls and Procedures; Changes in Internal Control Over Financial Reporting

Management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2014. Based on this evaluation, Management concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2014.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. Based on this assessment, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was not effective based on those criteria.

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

There was no change in our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers

The name of the officers and directors of the Company as of March 31, 2015, as well as certain information about them, are set forth below:

Name	Age	Position
James A. Doris	41	Director/CEO/President
Tom Simeo	59	Director/Treasurer/Executive Chairman
Guangfang Yang	37	Director/CFO
Townsend Tang	36	Director

Background of Officers and Directors

James A. Doris

Mr. Doris has been a member of the Board of Directors of the Company since June 28, 2014, and its President and CEO since December 12, 2014. Mr. Doris has owned his own law practice, known as DLO Lawyers (“DLO”) since 2006. DLO is a full-service law firm and represents domestic and foreign clients regarding their business and investment activities in Canada. Mr. Doris’ practice areas include Mergers and Acquisitions, Private Equity Investments, Joint Ventures, Corporate Finance, Corporate Governance, Dispute Resolution, Real Estate and Estates. DLO has 4 offices in Eastern Ontario, Ottawa, Prescott, Brockville and Perth. Mr. Doris manages all aspects of the organization, including with respect to Business Development, Human Resources, Finance and Strategic Planning. Prior to starting his own firm, Mr. Doris served as Executive Vice President and In-House Counsel for PineLake Group, a real estate investment and development company in Toronto, Canada, and prior to working for PineLake, Mr. Doris was an associate lawyer at McMillan LLP, one of Canada’s leading business law firms. Mr. Doris graduated (cum laude) from the University of Ottawa in 2001 and was called to the Bar of Ontario in 2002.

Tom Simeo

Mr. Simeo has been the Company’s Chief Executive Officer, director and Chairman of the Board since August 15, 2008, when Viking Investments Group, LLC (a Nevis limited liability company) acquired control of the Company. On December 12, 2014, Mr. Simeo resigned as the Company’s CEO, and was appointed the Company’s Executive Chairman. Mr. Simeo, a corporate lawyer and investment banker, is the founder and managing partner of Viking Investments Group, LLC, the Company’s subsidiary and a Delaware limited liability company established in 1993. Between 1990 and 1993, Mr. Simeo advised on the financing and private acquisition of state-owned companies in former Soviet Bloc countries. During the years of 1993 through 2004, Mr. Simeo initiated, advised and helped structure investments in the United States to foreign private and publicly listed companies. From the early 1980's through 1990, Mr. Simeo was a practicing lawyer in Sweden. Mr. Simeo is a graduate Jur. kand. (American LLM equivalent) from the University of Lund, Sweden. Mr. Simeo also studied law at Stockholm University and International Economy at Uppsala University in Sweden. Mr. Simeo is not a director of any other public company.

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

Item 11. Executive Compensation

Summary Compensation Table— Fiscal Years Ended December 31, 2014 and 2013

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tom Simeo	2014	180,000	0	0	0	0	0	0	180,000
Executive Chairman & Director	2013	153,000	0	0	0	0	0	0	153,000

Guangfang Yang (1)	2014	3,914	0	0	0	0	0	0	3,914
CFO & Director	2013	7,100	0	0	0	0	0	0	7,100

Jiyun Ge (3)	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0

James A. Doris (3)	2014	0	0	0	0	0	0	0	0
CEO & Director	2013	0	0	0	0	0	0	0	0

Narrative to Summary Compensation Table

1.	On February 7, 2013, Ms. Guangfang “Cecile” Yang was appointed as the Company’s Chief Financial Officer and a director.

2.	On March 29, 2012, Ms. Jiyun Ge was appointed as the Company’s Chief Financial Officer and a director, and served as such until February 7, 2013, when she resigned from her positions with the Company.
3.	On June 28, 2014, Mr. Doris was appointed as a director, and on December 12, 2014, as the CEO and President of the Company.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2013, the Company did not maintain an equity incentive plan or other plan, including but not limited to bonus, deferred compensation or retirement plan under which the Company’s securities may be issued to its named executive officers as compensation.

Employment Agreements

The company employs four people and has retained the services of one outside accounting consultant. While the Company has compensation arrangements with Tom Simeo and Guangfang Yang, and has previously compensated certain of its other directors shares of common stock for their service as directors of the Company, the Company has no formal employment or similar agreement with any of its employees, and it is not anticipated that the Company will enter into any employment or similar agreement.

Compensation of Directors

The directors of the Company were compensated as such during the fiscal years ended December 31, 2014, and December 31, 2013, respectively, as follows:

Name	2014 Compensation	2013 Compensation

James A. Doris	$0	$	N/A
Tom Simeo	$180,000		$153,000
Guangfang Yang	$3,914		$7,100
Jiyun Ge (1)	$0		$0
Townsend Tang (1)	$0		$0
Tejesh Srivastav (1)	$0		$0

1.	25,000 shares of common stock.

Directors of the Company may be reimbursed for any out-of-pocket expenses incurred by them for each regular or special meeting attendance. The Company presently has no pension, health, annuity, insurance or profit sharing plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of the Company’s common stock (and preferred stock) as of December 31, 2014, (i) by each person who is known by us to beneficially own more than 5% of the Company’s common stock; (ii) by each of our officers and directors as of such date; and (iii) by all of our officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of the Company at 1330 Avenue of the Americas, Suite 23 A, New York, NY 10019

Title of Class	Name & Address of Beneficial Owners	Amount & Nature of Beneficial Ownership (1)	Percent of Class (2)

Common Stock, $0.001 par value	Viking Investments Group, LLC (Nevis) (3)	8,850,718	36.7%
Common Stock, $0.001 par value	Shenlin Xu	2,000,575	8.3%
Common Stock, $0.001 par value	Tom Simeo (3)	3,556,913	14.8%
Series C Preferred Stock, $0.001 par value	Tom Simeo (3)	28,092	100%
Common Stock, $0.001 par value	Townsend Tang	25,000	* %
Common Stock, $0.001 par value	All officers and directors as a Group	12,432,631	51.6%
Series C Preferred Stock, $0.001 par value	All officers and directors as a Group	28,092	100%

_______________

*Less than 1%

1.

Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of the Company’s common stock.

2.

As of December 31, 2014, a total of 24,094,551 shares of the Company’s common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner above, any options exercisable within 60 days have been included for purposes of calculating the relevant percentage.

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

At December 31, 2013, the Company owed Tom Simeo $77,715, after paying him $54,216 and converted into common shares of $210,601 during the fiscal year ending December 31, 2013.

The following table reflects the balances of related- parties’ transactions as of December 31, 2014 and 2013:

	Years ended
	December 31,
	2014	2013
Due to Mr. Tom Simeo	$236,713	$77,715
Due to Mr. James A. Doris	89,726	-
	$236,439	$77,715

As at December 31, 2014, the net amount due to the Company’s Executive Chairman and Director, Mr. Simeo, for accrued payroll and payment of certain expenses on behalf of the Company, is $236,713 (December 31, 2013: $77,715). The balance is non-interest bearing, has no fixed term of repayment and is payable on demand.

As at December 31, 2014, the amount due to the Company’s CEO and Director, Mr. James A. Doris, for the expenses paid on behalf of the Company, is $89,726. The balance is non-interest bearing, has no fix term of repayment and is payable on demand.

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

Item 14. Principal Accounting Fees and Services

The following table sets forth the fees billed by our former principal independent accounting firm, Schwartz Levitsky Feldman LLP, and our former principal independent accounting firm, DKM Certified Public Accountants (“DKM”), and the Company’s current principal independent accounting firm, Green & Company CPA’s, for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2014	2013
Audit Fees	$75,000	$72,008
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$75,000	$72,008

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

Other fees. Other services provided by our accountants.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Number	Description

3.1	Articles of Incorporation (incorporated by reference to our Definitive Information Statement on Schedule 14C filed on October 14, 2008)

3.2	Bylaws (incorporated by reference to our Definitive Information Statement on Schedule 14C filed on October 14, 2008)

3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to our Definitive Information Statement on Schedule 14C filed on May 23, 2012)

10.1	Purchase and Sale, Petroleum and Natural Gas Conveyance Agreement (incorporated by reference to our Form 8-K filed on November 10, 2014)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

99.1	Guaranty and Repurchase Agreement dated April 11, 2012 (incorporated by reference to our Annual Report on Form 10-K filed on April 18, 2013)

99.2	Repurchase Agreement dated April 15, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 18, 2013)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

VIKING INVESTMENTS GROUP, INC. (Registrant)

Date: April 3, 2015	By:	/s/ Tom Simeo
Tom Simeo
Executive Chairman, Director and Treasurer

In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 3, 2015	By:	/s/ Guangfang Yang
Guangfang Yang
Chief Financial Officer & Director

