Form 10-Q
period 2015-03-31
VIKING INVESTMENTS GROUP, INC.
filed 2015-05-20
CIK 1102432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________

FORM 10-Q

______________________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2015

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number: 000-29219

VIKING INVESTMENTS GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0199508
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1330 Avenue of the Americas, Suite 23 A, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (212) 653 0946

___________________________________________________________

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 15, 2015, the registrant had 24,769,551 shares of common stock outstanding.

VIKING INVESTMENTS GROUP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIKING INVESTMENTS GROUP, INC.

Interim Consolidated Balance Sheets

(Unaudited)

(Amounts expressed in US dollars)

	March 31,
	2015	December 31,
	(Unaudited)	2014
ASSETS
CURRENT ASSETS
Cash	$7,793	$1,345
Prepaid expenses and deposits	-	-
Total current assets	7,793	1,345
Long term investment	122,896	68,128
Petroleum and natural gas rights	355,168	355,168
Loan costs	5,958	-
TOTAL ASSETS	$491,815	$424,641

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Other payable	$78,775	$116,149
Accrued liabilities	59,066	39,314
Derivative liability	82,975	-
Amount due to director	417,066	326,439
Convertible notes	8,333	-
TOTAL LIABILITIES	646,215	481,902

STOCKHOLDERS’ DEFICIENCY
Capital Stock
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 28,092 shares issued and outstanding as of March 31, 2015 and December 31, 2014	$28	$28

Common stock, $0.001 par value, 100,000,000 shares Authorized, 24,769,551 shares issued and outstanding as of March 31, 2015, and 24,094,551 shares issued and outstanding as of December 31, 2014	24,770	24,095
Shares to be issued	-	675
Additional Paid-In Capital	7,179,685	7,162,660
Deficit	(7,236,199)	(7,067,267)
Accumulated other comprehensive income	(122,684)	(177,452)
TOTAL STOCKHOLDERS’ DEFICIENCY	$(154,400)	$(57,261)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$491,815	$424,641

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.

Interim Consolidated Statements Of Operations And Comprehensive Loss

(Unaudited)

(Amounts expressed in US dollars)

	Three months ended,
	March 31,
	2015	2014
	$	$
Revenue:	-	-
Operating expenses
General and administrative	11,894	9,846
Professional fees	68,231	19,842
Rent	5,063	12,643
Wages	60,000	65,675
Amortization	4,542	-
Total operating expenses	149,730	108,006
Loss from operations	(149,730)	(108,006)
Interest Expense	(19,202)	-
Change in fair value of convertible notes	-	(94,979)
Gain on extinguishment of debt	-	138
Other income	-	2,440
Net loss	(168,932)	(200,407)

Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	54,768	-
Foreign currency translation adjustment	-	62
Total other comprehensive income (loss)	54,768	62

Net Comprehensive Loss	(114,164)	(200,345)
Loss per common share - Basic and diluted	(0.005)	(0.011)
Weighted average number of common shares outstanding – basic and diluted	24,769,551	19,001,622

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.

Interim Consolidated Statements Of Cash Flows

(Unaudited)

(Amounts expressed in US dollars)

	Three Months Ended
	March 31,
	2015	2014
	$	$
Cash flows from operating activities:
Net loss	(168,932)	(200,407)
Change in fair value of convertible note	-	94,979
Gain on extinguishment of debt	-	(138)
Amortization	4,542	5,053
Amortization of debt discount	8,333	-
Increase (decrease) in other payables	15,427	14,666
Increase in accrual expenses	19,752	18,022
Decrease (increase) in other receivables	-	8,830
Net cash used in operating activities	(120,878)	(58,995)

Cash flows from investing activities:
Investment in petroleum and natural gas rights	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Amount due to Director	90,627	48,501
Payment of investment obligation	(52,801)	-
Proceeds from convertible notes	153,500	-
Repayment of convertible notes	(64,000)	-
Net cash provided by (used in) financing activities	127,326	48,501

Effect of exchange rate changes on cash	-	62

Net increase/(decrease) in cash	6,448	(10,432)

Cash, beginning of period	1,345	12,239

Cash, end of period	7,793	1,807

Supplemental Cash Flow Information
Cash paid for:
Interest	10,442	55
Income taxes	-	-
Non-Cash transactions:
Conversion of convertible note	-	46,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.

Interim Consolidated Statements of Stockholders’ Deficiency

(Unaudited)

(Amounts expressed in US dollars)

	Common Stock		Shares to be issued		Preferred Stock
	Number	Amount	Number	Amount	Number	Amount	Capital	Income	Deficit	Deficiency
		$		$	$	$	$	$	$	$
Balance at December 31, 2013	18,758,657	-	-	-	28,092	28	6,116,054	1,811	(6,415,793)	(279,140)
Net loss	-	-	-	-	-	-	-	-	(651,474)	(651,474)
Foreign currency translation adjustment	-	-	-	-	-	-	-	53	-	53
Issuance of new shares for legal services	1,406,331	-	-	-	-	-	187,761	-	-	189,167
Issuance of new shares to investors	2,330,534	-	-	-	-	-	605,611	-	-
Shares to be issued to investors			675,000	675			66,825	-	-	67,500
Issuance of new shares – convertible notes	1,599,029	1,598	-	-	-	-	186,409	-	-
Unrealized loss on securities available-for-sale	-	-	-	-	-	-	-	(179,316)	-	(179,316)
Balance at December 31, 2014	24,094,551	24,095	675,000	675	28,092	28	7,162,660	(177,452)	(7,067,267)	(57,261)
Net loss	-	-	-	-	-	-	-	54,768	(168,932)	(114,164)
Issuance of convertible debt	-	-	-	-	-	-	100,000	-	-	100,000
Derivative Liability	-	-	-	-	-	-	(82,975)	-	-	(82,975)
Shares issued to investors	675,000	675	(675,000)	(675)	-	-	-	-	-	-
Balance at March 31, 2015	24,769,551	24,770	-	-	28,092	28	7,179,685	(122,684)	(7,236,199)	(154,400)

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

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net loss of $168,932 and $200,407 for the three months ended March 31, 2015 and 2014, respectively. The Company had a working capital deficiency in the amount of $555,447 as of March 31, 2015. The Company has accumulated a shareholders’ deficiency of $71,425 as at March 31, 2015. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

Note 2	Summary of Significant Accounting Policies

a) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to SEC Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements and the following notes should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Form 10-K for the year ended December 31, 2014.

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

•	Level 3: inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets and liabilities measured at fair value as of March 31, 2015 are classified below based on the three fair value hierarchy described above:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains
Description	(Level 1)	(Level 2)	(Level 3)	(Losses)

Financial Assets
Long term investment	$122,896	$-	$-	$54,768
Petroleum and natural gas rights			355,168	-
	$122,896	$-	$355,168	$54,768

Financial liabilities
Derivative liability	$-	$82,975.00	$-	$-
	$-	$82,975.00	$-	$-

e) Cash

Cash includes bank deposits and cash on hand.

f) Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and, adjusted by any effects of warrants and options outstanding, if dilutive, that may add to the number of common shares during the period. There were no common stock equivalent shares outstanding at March 31, 2015 and December 31, 2014, that have been included in the diluted loss per share calculation as the effects would have been anti-dilutive.

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

h) Comprehensive Income

FASB ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. For the three months ended March 31, 2015 and 2014, comprehensive loss was $114,164 and $200,345 respectively.

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

As at March 31, 2015 and December 31, 2014, the Company had no trading and held-to-maturity securities.

On September 9, 2014, the Company subscribed for 1,265,593 units of Tanager Energy Inc. (“Tanager”), a Canadian mining company listed on the Canadian TSX Venture Exchange as a Tier 2 company and trading under the stock symbol “TAN,” at a price of CAD $0.08 per unit. Each unit consists of one share of Tanager’s common stock and one warrant. Each warrant entitles the Company to subscribe for one additional Common Share at a price of $0.15 at any time until October 5, 2016. The Warrants expire on October 5, 2016. The total price for the units subscribed is CAD $101,247.47. The Company paid $92,000, which was equivalent to CAD $101,247.47 on September 11, 2014.

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

The Company’s investment in Tanager is considered as “available-for-sale” securities, and an unrealized gain of $54,768 was recorded in other comprehensive income for the three months ended March 31, 2015.

l) Impairment of long-lived assets

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the three months ended March 31, 2015 and 2014.

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

o) Derivative Liability

We review the terms of convertible debt issues to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value. The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense.

p) Recently Accounting Pronouncements

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

As at March 31, 2015, the net amount due to the Company’s CEO and Director, Tom Simeo, for accrued payroll and payment of certain expenses on behalf of the Company, is $291,101. The balance is non-interest bearing, has no fixed term of repayment and is payable on demand.

As at March 31, 2015, the amount due to the Company’s Executive Chairman and Director, James Doris, for the expenses paid on behalf of the company is $125,965. The balance is non-interest bearing, has no fix term of repayment and is payable on demand.

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

On November 4, 2014, the Company closed the transaction by paying Tanager US $302,367, with the balance of US $52,801 (C$60,000) paid in January 2015. Tanager will own the remaining 50% working interest in the property and will operate and manage the property in accordance with an operating agreement pursuant to the Canadian Association of Petroleum Landman Operating Procedure. The proceeds are being used by Tanager to complete and place on production the first of four suspended Devonian oil wells in the Joffre D-3 B oil pool. The Company’s (and Tanager’s) working interest in the Joffre Property will generally terminate when future production, if any, ceases (or in the case of the water disposal well on the Joffre Property, on the date that production ceases after 5 years has elapsed).

The Company’s petroleum and natural gas rights are recorded at cost as of March 31, 2015. The Company will assess the impairment by comparing the estimated future undiscounted cash flows derived from these rights to the carrying value. Any impairment loss will be recorded in the income statements for the future reporting period(s).

Note 5.	Capital Stock and Additional Paid-in Capital

(a) Preferred Stock

The Company is authorized to issue 5,000,000 shares of Series C Preferred Stock, par value $0.001 per share.

On October 3, 2012, the Company issued 28,092 shares of preferred stock to Tom Simeo in exchange for the return of the equal amount of shares of common stock, owned by Tom Simeo, deposited in a brokerage account, to the Company for cancellation. As of December 31, 2014, the Company’s transfer agent had still not received the 28,092 shares of common stock for cancellation, although Mr. Simeo has acknowledged his unconditional obligation to return the 28,092 shares of common stock to the Company and has arranged for his brokerage firm to do so. Thus, the 28,092 shares of common stock to be cancelled are shown as no longer issued and outstanding as of March 31, 2015, while the 28,092 shares of preferred stock are shown as issued and outstanding. Neither the common stock, nor the preferred stock, were assessed any value.

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

Each share of Preferred Stock shall be convertible, at the option of the holder thereof, at any time after the date of issuance of such share, at the office of the Corporation or any transfer agent for such stock, into one share of fully paid and non-assessable Common Stock (the “Conversion Rate”).

(b) Common Stock

The Company is authorized to issue 100,000,000 shares of Common Stock, par value $0.001 per share.

On February 20, 2014, a convertible note holder elected to convert $25,000 of the principal amount of the convertible note dated May 21, 2013, into 615,764 shares of the Company’s common stock at a fair value of $0.11 per share in accordance with the convertible note agreement. See Note 6. These shares were issued on March 5, 2014.

On March 12, 2014, a convertible note holder elected to convert $21,000 of the principal amount of the convertible note dated May 21, 2013, into 532,454 shares of the Company’s common stock at a fair value of $0.10 per share in accordance with the convertible note agreement. See Note 6. These shares were issued on March 20, 2014.

On May 5, 2014, a convertible note holder elected to convert $16,000 of the principal amount of the convertible note dated October 28, 2013, into 235,294 shares of the Company’s common stock at a fair value of $0.21 per share in accordance with the convertible note agreement. See Note 6. These shares were issued on June 9, 2014.

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

Note 6.	Convertible Notes

(a) May 21, 2013 Convertible Note

On May 21, 2013, the Company issued a $58,000, 8% convertible note with a term expiring on February 28, 2014 (the “Maturity Date”). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock beginning 180 days after the issuance date, at the holder’s option, at a 42% discount to the average of the five lowest closing bid prices of the common stock during the ten trading day period prior to conversion. In the event the Company prepays the note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 110% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 115% if prepaid 31 days following the closing through 60 days following the closing, (iii) 120% if prepaid 61 days following the closing through 90 days following the closing, (iv) 125% if prepaid 91 days following the closing through 120 days following the closing, (v) 130% if prepaid 121 days following the closing through the 150 days following the closing, (vi) 135% if prepaid 151 days following the closing through the 180 days following the closing, and (vii) the Company shall have no right of prepayment after the expiration of 180 days following the closing. The terms of the convertible note provide for certain redemption features which include features indexed to equity risks. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 22% per annum and the note becomes immediately due and payable.

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

(b) October 28, 2013 Convertible Note

On October 28, 2013, the Company issued a $16,000, 8% convertible note with a term expiring on July 30, 2014 (the “Maturity Date”). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock beginning 180 days after the issuance date, at the holder’s option, at a 60% discount to the average of the three lowest closing bid prices of the common stock during the ten trading day period prior to conversion. The terms of the convertible note provide for certain redemption features which include features indexed to equity risks. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 22% per annum and the note becomes immediately due and payable.

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

(c) April 8, 2014 Convertible Note

On April 8, 2014, the Company issued a $53,000, 8% convertible note with a term expiring on January 14, 2015 (the “Maturity Date”). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock beginning 180 days after the issuance date, at the holder’s option, at a 42% discount to the average of the five lowest closing bid prices of the common stock during the twelve trading day period prior to conversion. The terms of the convertible note provide for certain redemption features which include features indexed to equity risks. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 22% per annum and the note becomes immediately due and payable.

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

(d) March 11, 2015 Convertible Note

On March 11, 2015, the Company issued a $50,000 8% convertible note with a term expiring on March 11, 2016 (the “Maturity Date”). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock at any time, at the holder’s option, at a price equal to 58% of the lowest trading price of the Common Stock for the fifteen prior trading days including the day upon which a Notice of Conversion is received by the Company. In the event the Company prepays the note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 115% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 121% if prepaid 31 days following the closing through 60 days following the closing, (iii) 127% if prepaid 61 days following the closing through 90 days following the closing, (iv) 133% if prepaid 91 days following the closing through 120 days following the closing, (v) 139% if prepaid 121 days following the closing through the 150 days following the closing, (vi) 145% if prepaid 151 days following the closing through the 180 days following the closing, and (vii) the Company shall have no right of prepayment after the expiration of 180 days following the closing.

(e) March 12, 2015 Convertible Note

On March 12, 2015, the Company issued a $25,000 8% convertible note with a term expiring on March 12, 2016 (the “Maturity Date”). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock at any time, at the holder’s option, at a price equal to 58% of the lowest trading price of the Common Stock for the fifteen prior trading days including the day upon which a Notice of Conversion is received by the Company. In the event the Company prepays the note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 115% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 121% if prepaid 31 days following the closing through 60 days following the closing, (iii) 127% if prepaid 61 days following the closing through 90 days following the closing, (iv) 133% if prepaid 91 days following the closing through 120 days following the closing, (v) 139% if prepaid 121 days following the closing through the 150 days following the closing, (vi) 145% if prepaid 151 days following the closing through the 180 days following the closing, and (vii) the Company shall have no right of prepayment after the expiration of 180 days following the closing.

(f) March 12, 2015 Convertible Note

On March 12, 2015, the Company issued a $25,000 8% convertible note with a term expiring on March 12, 2016 (the “Maturity Date”). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock at any time, at the holder’s option, at a price equal to 58% of the lowest trading price of the Common Stock for the fifteen prior trading days including the day upon which a Notice of Conversion is received by the Company. In the event the Company prepays the note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 115% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 121% if prepaid 31 days following the closing through 60 days following the closing, (iii) 127% if prepaid 61 days following the closing through 90 days following the closing, (iv) 133% if prepaid 91 days following the closing through 120 days following the closing, (v) 139% if prepaid 121 days following the closing through the 150 days following the closing, (vi) 145% if prepaid 151 days following the closing through the 180 days following the closing, and (vii) the Company shall have no right of prepayment after the expiration of 180 days following the closing.

Note 7.	Risk Management

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

Note 8.	Subsequent Events

On March 27, 2015, the Board of Directors authorized entering into a Securities Purchase Agreement with EMA Financial LLC, dated March 25, 2015, in connection with the issuance of a 12% convertible note in the amount of $35,000. Since the note was not actually funded until April 23, 2015, the Company did not record the note payable as of March 31, 2015.

On April 22, 2015, we recovered $2,005 from our Vice President of Energy, Mr. Squarek, per the short-swing profit rules of Section 16(b) of the Securities Exchange Act of 1934, as amended.

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

RESULTS OF CONTINUING OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the three months ended March 31, 2015 and 2014 should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Form 10-K for the year ended December 31, 2014.

Three months ended March 31, 2015, compared to the three months ended March 31, 2014

Liquidity and Capital Resources

As of March 31, 2015 and December 31, 2014, the Company had $7,793 and $1,345 in cash holdings, respectively.

Revenue

The Company had no revenues during the three month periods ended March 31, 2015 and 2014.

Expenses

The Company’s operating expenses increased by $41,724 to $149,730 for the three month period ended March 31, 2015, from $108,006 in the corresponding period in 2014. The increase was mainly due to the increase of general and administrative expenses and professional fees incurred during the three month period ended March 31, 2015 as compared to the three month period ended March 31, 2014.

Net Loss

The Company incurred a net loss of $168,932 during the three month period ended March 31, 2015, compared with a net loss of $200,407 for the three month period ended March 31, 2014. The decrease in net loss was mainly due to the change in the fair value of the convertible notes during the three month period ended March 31, 2014, as compared to the three month period ended March 31, 2015.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015 have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the three months ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting. Management and directors will continue to monitor and evaluate the effectiveness of the Company's internal controls and procedures and the Company's internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 8, 2014, the Company issued a $53,000, 8% convertible note with a term expiring on January 14, 2015 (the “Maturity Date”). On November 20, 2014, Talem Investments, LLC (“Talem”) paid $67,500 to the convertible note holder on behalf the Company as the settlement of the remaining principal balance of $43,000.  In consideration for the $67,000 paid by Talem, the Company agreed to issue 675,000 unit to Talem with each unit consists of one share of the Company’s common stock, $0.001 par value per share, and one warrant. Each warrant will entitle the holder to purchase one share of the Company’s common shares at an exercise price of $0.10 per share, be exercisable immediately, and have a term of exercise through January 2, 2016. The agreement was signed between Talem and the Company on January 2, 2015, with the shares subsequently issued to Talem.

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

VIKING INVESTMENTS GROUP, INC. (Registrant)

Date: May 20, 2015	By:	/s/ Tom Simeo
Tom Simeo Chief Executive Officer, Director and Treasurer

In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 20, 2015	By:	/s/ Guangfeng Yang
Guangfeng Yang Chief Financial Officer & Director

