Form 10-Q
period 2015-06-30
VIKING INVESTMENTS GROUP, INC.
filed 2015-08-19
CIK 1102432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2015

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

__________________________________________________

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

As of August 10, 2015, the registrant had 28,783,993 shares of common stock outstanding.

VIKING INVESTMENTS GROUP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIKING INVESTMENTS GROUP, INC.

Interim Consolidated Balance Sheets

(Unaudited)

(Amounts expressed in US dollars)

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$13,735	$1,345
Accounts receivable	10,248	-
Other receivable – joint venture	76,719	-
Total current assets	100,702	1,345
Long term investment	55,906	68,128
Petroleum and natural gas rights	432,326	355,168
Loan costs	6,208	-
TOTAL ASSETS	$595,142	$424,641

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Other payables	$59,170	$116,149
Accounts payable	58,831	39,314
Derivative liability	141,566	-
Amount due to director	392,729	326,439
Convertible notes	43,241	-
TOTAL LIABILITIES	695,537	481,902

STOCKHOLDERS’ DEFICIENCY
Capital Stock
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 28,092 shares issued and outstanding as of June 30, 2015 and December 31, 2014	$28	$28
Common stock, $0.001 par value, 100,000,000 shares
Authorized, 25,489,551 shares issued and outstanding
as of June 30, 2015, and 24,094,551 shares issued and
outstanding as of December 31, 2014	25,490	24,095
Shares to be issued	3,294	675
Additional Paid-In Capital	7,521,723	7,162,660
Deficit	(7,461,256)	(7,067,267)
Accumulated other comprehensive income	(189,674)	(177,452)
TOTAL STOCKHOLDERS’ DEFICIENCY	$(100,395)	$(57,261)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$595,142	$424,641

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.

Interim Consolidated Statements Of Operations And Comprehensive Loss

(Unaudited)

(Amounts expressed in US dollars)

	Three months ended		Six months ended,
	June 30,		June 30,
	2015	2014	2015	2014
	$	$	$	$
Revenue	32,023	-	32,023	-
Direct costs	21,775	-	21,775	-
Gross profit	10,248	-	10,248	-

Operating expenses
General and administrative	38,808	8,307	50,702	18,153
Stock based compensation	108,000	-	108,000	15,000
Professional fees	34,795	51,816	103,026	56,658
Rent	1,127	2,998	6,190	15,641
Wages	3,000	60,973	63,000	126,648
Amortization	2,250	-	6,792	-
Total operating expenses	187,980	124,094	337,710	232,100
Loss from operations	(177,732)	(124,094)	(327,462)	(232,100)
Interest Expense	(41,783)	-	(60,985)	-
Derivative loss	(5,542)	(49,414)	(5,542)	(49,414)
Change in fair value of convertible notes	-	51,874	-	(43,105)
Gain on extinguishment of debt		1,094	-	1,232
Other income		-	-	2,440
Net loss	(225,057)	(120,540)	(393,989)	(320,947)

Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	(66,990)	-	(12,222)	-
Foreign currency translation adjustment	-	(10)	-	52
Total comprehensive income (loss)	(66,990)	(10)	(12,222)	52
Net Comprehensive Loss	(292,047)	(120,550)	(406,211)	(320,895)
Loss per common share - Basic and diluted	(0.012)	(0.006)	(0.016)	(0.016)
Weighted average number of common shares outstanding – basic and diluted	25,252,188	19,961,174	25,008,474	19,484,049

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC

Interim Consolidated Statements Of Cash Flows

(Unaudited)

(Amounts expressed in US dollars)

	Six Months Ended
	June 30,
	2015	2014
	$	$
Cash flows from operating activities:
Net loss	(393,989)	(320,947)
Derivative loss	5,542	49,414
Change in fair value of convertible note	-	43,105
Gain on extinguishment of debt	-	(1,232)
Stock based compensation	108,000	15,000
Amortization	6,792	5,053
Amortization of debt discount	43,241	-
(Increase) decrease in accounts receivable	(10,248)	-
Increase(decrease) in other payables	70,822	30,642
Increase in accrual expenses	19,517	(31,800)
Decrease (increase) in other receivables	(76,719)	9,641
Net cash used in operating activities	(227,042)	(201,124)

Cash flows from investing activities:
Investment in petroleum and natural gas rights	(77,158)	-
Net cash used in investing activities	(77,158)	-

Cash flows from financing activities:
Amount due to Director	222,391	137,363
Payment of investment obligation	(52,801)	-
Proceeds from convertible notes	211,000	53,000
Repayment of convertible notes	(64,000)	-
Net cash provided by financing activities	316,590	190,363

Effect of exchange rate changes on cash	-	51
Net increase/(decrease) in cash	12,390	(10,710)
Cash, beginning of period	1,345	12,239

Cash, end of period	13,735	1,529
Supplemental Cash Flow Information:
Cash paid for:
Interest	$10,442	$-
Income taxes	$-	$-
Non-Cash transactions:
Conversion of convertible note	$-	$16,000
Stock based compensation	$108,000	$15,000
Stock issued for debt	$227,807	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.

Interim Consolidated Statements of Stockholders’ Deficiency

(Unaudited)

(Amounts expressed in US dollars)

	Common Stock		Shares to be issued		Preferred Stock		Additional Paid-in	Accumulated Other Comprehensive		Total Stockholders’
	Number	Amount	Number	Amount	Number	Amount	Capital	Income	Deficit	Deficiency
		$		$	$	$	$	$	$	$
Balance at December 31, 2013	18,758,657	-	-	-	28,092	28	6,116,054	1,811	(6,415,793)	(279,140)
Net loss	-	-	-	-	-	-	-	-	(651,474)	(651,474)
Foreign currency translation adjustment	-	-	-	-	-	-	-	53	-	53
Issuance of new shares for legal services	1,406,331	-	-	-	-	-	187,761	-	-	189,167
Issuance of new shares to investors	2,330,534	-	-	-	-	-	605,611	-	-
Shares to be issued to investors			675,000	675			66,825	-	-	67,500
Issuance of new shares– convertible notes	1,599,029	1,598	-	-	-	-	186,409	-	-
Unrealized loss on securities available-for-sale	-	-	-	-	-	-	-	(179,316)	-	(179,316)
Balance at December 31, 2014	24,094,551	24,095	675,000	675	28,092	28	7,162,660	(177,452)	(7,067,267)	(57,261)
Net loss	-	-	-	-	-	-	-	(12,222)	(393,989)	(406,211)
Issuance of convertible debt	-	-	-	-	-	-	160,000	-	-	160,000
Derivative liability							(136,024)			(136,024)
Shares issued to investors	675,000	675	(675,000)	(675)	-	-	-	-	-	-
Issuance of shares in satisfaction of debt			3,294,442	3,294			227,807			231,101
Issuance of new shares for consulting services	720,000	720					107,280			108,000

Balance at June 30, 2015	25,489,551	25,490	3,294,442	3,294	28,092	28	7,521,723	(189,674)	(7,461,256)	(100,395)

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

The Company’s business plan relative to providing professional advisory and consulting services is to help companies undergoing or anticipating periods of rapid growth, significant change or ownership transition, and when justified, staffing, financing, and/or providing operational support to such companies. Target companies must have superior management, intimate knowledge of their particular industry and a sound business plan, along with a desire and receptiveness for specific expertise to advance the company's business objectives. Viking’s primary focus is directed toward North America, targeting various industries. Viking targets under-valued businesses with realistic appreciation potential and a defined exit strategy.

The Company’s business plan as pertains to the oil and gas industry is to explore and develop oil and gas properties through collaborative partnerships with other companies in this field of endeavor. In November of 2014, the Company entered its first contract of this kind as explained in Note 4.

Viking Investments is neither an underwriter as the term is defined in Section 2(a)(11) of the Securities Act of 1933, nor an investment company pursuant to the Investment Company Act of 1940. Viking Investments is not an investment adviser pursuant to the Investment Advisers Act of 1940. Viking Investments is not registered with FINRA or SIPC.

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net loss of $406,211 and $320,895 for the six months ended June 30, 2015 and 2014, respectively. The Company had a working capital deficiency in the amount of $594,835 as of June 30, 2015. The Company has accumulated a shareholders’ deficiency of $100,395 as of June 30, 2015. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however, there is no assurance of additional funding being available. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of the financial position at June 30, 2015 and the results of operations for the three and six months ended June 30, 2015 and 2014 and cash flows for the six months ended June 30, 2015 and 2014 have been made.

b) Basis of Consolidation

The financial statements presented herein reflect the consolidated financial results of the Company and its wholly owned subsidiary, Viking Investments Group LLC, a Delaware limited liability company. All significant intercompany transactions and balances have been eliminated upon consolidation.

c) Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. The Company’s actual results could vary materially from management’s estimates and assumptions. Significant areas requiring the use of management estimates relate to the determination of expected tax rates for future income tax recoveries, stock-based compensation, derivative liabilities and impairment of long-term investment.

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

•	Level 3: inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets and liabilities measured at fair value as of June 30, 2015 are classified below based on the three fair value hierarchy described above:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains
Description	(Level 1)	(Level 2)	(Level 3)	(Losses)

Financial Assets
Long term investment	$55,906	$-	$-	$(12,222)
Petroleum and natural gas rights			432,326	-
	$55,906	$-	$432,326	$(12,222)

Financial liabilities
Derivative liability	$-	$141,566	$-	$(5,542)
	$-	$141,566	$-	$(5,542)

e) Cash

Cash includes bank deposits and cash on hand.

f) Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and, adjusted by any effects of warrants and options outstanding, if dilutive, that may add to the number of common shares during the period. There were no common stock equivalent shares outstanding at June 30, 2015 and June 30, 2014, that have been included in the diluted loss per share calculation as the effects would have been anti-dilutive.

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

Revenues from oil and gas properties are recognized under the entitlements method of accounting, whereby revenue is recognized on the amount the Company is entitled to, based on its interest in the property after all costs associated with exploration, gathering, marketing and sales relative to the volumes of product sold.

h) Comprehensive Income

FASB ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. For the three and six months ended June 30, 2015 and 2014, comprehensive loss was $292,047 and $406,211 and $120,550 and $320,895 respectively.

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

j) Stock-Based Compensation

The Company may issue stock options to employees and stock options or warrants to non-employees in non-capital raising transactions for services and for financing costs. The Company has adopted ASC Topic 718 (formerly SFAS 123R), “Accounting for Stock-Based Compensation,” which establishes a fair value method of accounting for stock-based compensation plans. In accordance with guidance now incorporated in ASC Topic 718, the cost of stock options and warrants issued to employees and non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

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

As of June 30, 2015 and December 31, 2014, the Company had no trading and held-to-maturity securities.

On September 9, 2014, the Company subscribed for 1,265,593 units of Tanager Energy Inc. (“Tanager”), a Canadian mining company listed on the Canadian TSX Venture Exchange as a Tier 2 company and trading under the stock symbol “TAN,” at a price of C$0.08 per unit. Each unit consists of one share of Tanager’s common stock and one warrant to purchase one additional common share at a price of C$0.15 at any time until October 5, 2016. The warrants expire on October 5, 2016. The total price for the units subscribed for was C$101,247.47. The Company paid $92,000, which was equivalent to C$101,247.47 on September 11, 2014.

On October 6, 2014, the Company subscribed for an additional 2,187,500 units of Tanager at a price of C$0.08 per unit. Each unit consists of one share of Tanager’s common stock to purchase one additional common share at a price of C$0.15 at any time until October 5, 2016. The warrants expire on October 5, 2016. The total price for the units subscribed for was C$175,000. The Company paid $155,444, which was equivalent to C$175,000 on October 17, 2014.

The Company’s investment in Tanager is considered as “available-for-sale” securities, and an unrealized loss of $12,222 was recorded in other comprehensive income for the six months ended June 30, 2015, and a total loss of $191,538.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the three and six months ended June 30, 2015 and 2014.

m) Foreign Currency Exchange

An entity's functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which the entity primarily generates and expends cash. Management's judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. Functional currency of the parent company is the U.S. Dollar. The reporting currency of the Company is the U.S. Dollar, and the functional currency of its oil and gas operations is the Canadian Dollar (“CAD” or “C$” herein). The oil and gas operations of the Company are located in Alberta, Canada, in which the CAD is the primary economic environment. The reporting currency of these consolidated financial statements is the U.S. Dollar.

For financial reporting purposes, the operational results of the Company's oil and gas operations are prepared using the CAD, and are translated into the Company's reporting currency, the U.S. Dollar. Assets and liabilities are translated using the exchange rate at each balance sheet date. Revenue and expenses are translated using average rates prevailing during each reporting period, and shareholders' equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in stockholders' equity.

n) Convertible Notes Payable

The Company accounts for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments.

The Company has evaluated the terms and conditions of the convertible note under the guidance of ASC 815. The conversion feature did not meet the definition of “indexed to a company’s own stock” provided for in ASC 815 due to the down round protection feature. Therefore, the conversion feature requires bifurcation and liability classification. Additionally, the default put requires bifurcation because it is indexed to risks that are not associated with credit or interest risk. As a result, the compound embedded derivative comprises of (i) the embedded conversion feature and (ii) the default put. Rather than bifurcating and recording the compound embedded derivative as a derivative liability, the Company elected to initially and subsequently measure the convertible note in its entirety at fair value, with changes in fair value recognized in earnings in accordance with ASC 815-15-25-4.

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

p) Recent Accounting Pronouncements

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2015. Management has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

q) Subsequent Events

The Company has evaluated subsequent events to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

Note 3. Related Party Transactions

During April 2015, the Company made an advance to Tanager Energy Inc., in conjunction with a joint investment in the second oil well of the Joffre Project. As of June 30, 2015, the balance owed to the Company is $76,719, which is shown as other receivable – joint venture on the balance sheet.

During the six months ended June 30, 2015, the Company’s Executive Chairman and Director, Tom Simeo accrued payroll and made advances to the Company in the amount of $54,388 in order to provide the Company with funds to carry on its operations. These accruals and advances do not bear interest, are unsecured and have no specific terms of repayment. As of June 30, 2015, the net amount due for accrued payroll and expenses paid on behalf of the Company is $90,000. The Company has not imputed interest as the amount is deemed immaterial.

During the six months ended June 30, 2015, the Company’s CEO and Director, James Doris incurred expenses on behalf of, and made advances to the Company in the amount of $213,003 in order to provide the Company with funds to carry on its operations. These advances do not bear interest, are unsecured and have no specific terms of repayment. As of June 30, 2015, the amount due for advances and expenses paid on behalf of the Company is $302,729. The Company has not imputed interest as the amount is deemed immaterial.

On June 5, 2015, the Company authorized and approved the issuance of 2,000,000 and 872,871 restricted shares of common stock in settlement and cancellation of a total of $201,101 of amounts owed to directors, at a cost basis of $0.07 per share.

Note 4. Petroleum and natural gas rights

On November 3, 2014, the Company entered into a Purchase and Sale, Petroleum and Natural Gas Conveyance Agreement (the “Agreement”), with Tanager Energy Inc., a Canadian corporation listed on the TSX Venture Exchange as a Tier 2 company and trading under the stock symbol “TAN” (“Tanager Energy”). Pursuant to the Agreement, the Company was to receive a 50% working interest in the Joffre oil and gas property located in Alberta, Canada (the “Joffre Property”), and the Company was obligated to pay Tanager C$400,000 for the interest in the Joffre Property, with C$340,000 payable at closing.

On November 4, 2014, the Company closed the transaction by paying Tanager $302,367, with the balance of $52,801 (C$60,000) paid in January of 2015. Tanager is to own the remaining 50% working interest in the property and operate and manage the property in accordance with an operating agreement pursuant to the Canadian Association of Petroleum Landman Operating Procedure. The proceeds were to be used by Tanager to complete and place on production the first of four suspended Devonian oil wells in the Joffre D-3 B oil pool (the “Joffre Project”). The Company’s (and Tanager’s) working interest in the Joffre Property will generally terminate when future production, if any, ceases (or in the case of the water disposal well on the Joffre Property, on the date that production ceases after 5 years has elapsed).

In April 2015, the Company advanced to Tanager Energy Inc., an additional $153,877 (C$190,000) as an investment in the second well in the Joffre D-3 oil pool. As the Company and Tanager each own 50% of each phase of this project, the Company has accounted for this transaction as an investment by the Company of $77,158 (C$95,270), with a loan receivable from Tanager of $76,719 (C$94,730).

The Company’s petroleum and natural gas rights are recorded at cost as of June 30, 2015. The Company will assess the impairment by comparing the estimated future undiscounted cash flows derived from these rights to the carrying value. Any impairment loss will be recorded in the income statements for the future reporting period(s). Management has accounted for the joint venture activities in accordance with ASC 932-323.

Note 5. Capital Stock and Additional Paid-in Capital

(a)	Preferred Stock

The Company is authorized to issue 5,000,000 shares of Series C Preferred Stock, par value $0.001 per share (the “Preferred Stock”).

On October 3, 2012, the Company issued 28,092 shares of preferred stock to Tom Simeo in exchange for the return of the equal amount of shares of common stock, owned by Tom Simeo, deposited in a brokerage account, to the Company for cancellation. As of June 30, 2015, the Company’s transfer agent had still not received the 28,092 shares of common stock for cancellation, although Mr. Simeo has acknowledged his unconditional obligation to return the 28,092 shares of common stock to the Company and has arranged for his brokerage firm to do so. Thus, the 28,092 shares of common stock to be cancelled are shown as no longer issued and outstanding as of June 30, 2015, while the 28,092 shares of preferred stock are shown as issued and outstanding. Neither the common stock, nor the preferred stock, were assessed any value.

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

On September 8, 2014, the Company sold 300,000 units to Talem Investments, LLC (“Talem”) at a purchase price of $0.50 per unit. Each unit consisted of one share of the Company’s common stock, $0.001 par value per share, and one warrant. Each warrant entitled the holder to purchase one share of the Company’s common stock at an exercise price of $0.50 per share, was exercisable immediately, and had a term of exercise through June 30, 2015. The Company estimated that the fair value of the warrants was approximately $60,674 ($0.20 per unit) using a Black-Scholes option pricing model at the time of issuance. The total proceeds of $150,000 were paid by Talem in September 2014. The Company approved the issuance of 300,000 shares of the Company’s common stock to Talem on November 5, 2014.

On October 16, 2014, the Company sold 518,348 units to Sackville Holdings, LLC (“Sackville”) at a purchase price of $0.30 per unit. Each unit consisted of one share of the Company’s common stock, $0.001 par value per share, and one warrant. Each warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $0.30 per share, was exercisable immediately, and has a term of exercise through October 15, 2015. The total proceeds of $155,515 were paid by Sackville on October 16, 2014. The Company approved the issuance of 518,348 restricted shares of the Company’s common stock to Sackville on November 5, 2014.

On October 30, 2014, the Company sold 622,665 units to Diana Dodge (“Dodge”) at a purchase price of $0.20 per unit. Each unit consisted of one share of the Company’s common stock, $0.001 par value per share, and one warrant. Each warrant entitled the holder to purchase one share of the Company’s common stock at an exercise price of $0.20 per share, was exercisable immediately, and has a term of exercise through October 30, 2015. The total proceeds of $124,533 were paid by Simjac on October 30, 2014. The Company approved the issuance of 622,665 restricted shares of the Company’s common stock to Dodge on November 5, 2014.

On October 30, 2014, the Company sold 889,521 units to L.A. Knapp Inc. (“Knapp”) at a purchase price of $0.20 per unit. Each unit consisted of one share of the Company’s common stock, $0.001 par value per share, and one warrant. Each warrant entitled the holder to purchase one share of the Company’s common stock at an exercise price of $0.20 per share, was exercisable immediately, and has a term of exercise through October 30, 2015. The total proceeds of $177,904 were paid by Knapp on October 30, 2014. The Company approved the issuance of 889,521 restricted shares of the Company’s common stock to Knapp on November 5, 2014.

On September 18, 2014, the Company authorized and approved the issuance of 540,000 shares of common stock to the Company’s lawyer for the provision of $66,668 in legal services rendered to the Company, at a cost basis of $0.1235 per share.

During the year ended December 31, 2014, the Company authorized and approved the issuance of 44,118, 59,055, 81,591, and 31,597 restricted shares of common stock in June, July, September and October, respectively, to one of the Company’s consultants for the provision of $149,784 in consulting services rendered to the Company, at a cost basis of $0.34, $0.254, $0.3677 and $0.475 per share, respectively.

During the year ended December 31, 2014, the Company authorized and approved the issuance of 500,000 and 150,000 shares of common stock in September and November, respectively, to one of the Company’s consultants for the provision of $47,500 in consulting services rendered to the Company, at a cost basis of $0.05 and $0.15 per share, respectively.

In May 2015, the Company authorized and approved the issuance of 720,000 shares of its common stock in conjunction with the execution of a six month consulting agreement, at a cost basis of $0.15 per share, the current fair market value at the time of the agreement.

On June 5, 2015, the Company authorized and approved the issuance of 421,571 restricted shares of common stock in settlement and cancellation of $30,000 of accrued payroll, and 2,000,000 and 872,871 restricted shares of common stock in settlement and cancellation of a total of $201,101 of amounts owed to directors, at a cost basis of $0.07 per share. As of June 30, 2015, these shares have yet to be issued. They are accounted for as issuable as of June 30, 2015.

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

The Company has evaluated the terms and conditions of the convertible note under the guidance of ASC 815. Therefore, the conversion feature requires bifurcation and liability classification. Additionally, the default put requires bifurcation because it is indexed to risks that are not associated with credit or interest risk. As a result, the compound embedded derivative comprises of (i) the embedded conversion feature and (ii) the default put. Rather than bifurcating and recording the compound embedded derivative as a derivative liability, the Company elected to initially and subsequently measure the convertible note in its entirety at fair value, with changes in fair value recognized in earnings in accordance with ASC 815-15-25-4.

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

The Company has evaluated the terms and conditions of the convertible note under the guidance of ASC 815. Therefore, the conversion feature requires bifurcation and liability classification. Additionally, the default put requires bifurcation because it is indexed to risks that are not associated with credit or interest risk. As a result, the compound embedded derivative comprises of (i) the embedded conversion feature and (ii) the default put. Rather than bifurcating and recording the compound embedded derivative as a derivative liability, the Company elected to initially and subsequently measure the convertible note in its entirety at fair value, with changes in fair value recognized in earnings in accordance with ASC 815-15-25-4.

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

On November 20, 2014, Talem paid $67,500 to the convertible note holder on behalf the Company as the settlement of the remaining principal balance of $43,000. In consideration for the $67,000 paid by Talem, the Company shall issue 675,000 unit to Talem with each unit consists of one share of the Company’s common stock, $0.001 par value per share, and one warrant. Each warrant will entitle the holder to purchase one share of the Company’s common stock at an exercise price of $0.10 per share, be exercisable immediately, and have a term of exercise through January 2, 2016. The agreement was sign between Talem and the Company on January 2, 2015.

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

(g) March 25, 2015 Convertible Note

On March 25, 2015, the Company issued a $35,000 12% convertible note with a term expiring on March 24, 2016 (the “Maturity Date”). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock at any time, at the holder’s option, at a price equal to 58% of the lowest trading price of the Common Stock for the fifteen prior trading days including the day upon which a Notice of Conversion is received by the Company.

(h) May 22, 2015 Convertible Note

On May 22, 2015, the Company issued a convertible promissory note with a cap of $50,000 with a 0% interest rate for the first three months. The terms of the note include a $5,000 Original Issue Discount, providing for a maximum funding of $45,000. The amount of the note funded as of June 30, 2015 is $25,000. The Company may repay this Note at any time on or before 90 days from the effective date. If the Company does not make a payment on or before 90 days from the notes effective date, a one-time interest charge of 12%shall be applied to the principal sum. The maturity date of the note is two years from the effective date of the note. The investor has the right, at any time after the Effective Date, at its election, to convert all of part of the outstanding and unpaid Principal Sum and accrued interest. The conversion price is the lesser of $0.10 or 60% of the lowest trade price in the 25 trading days previous to the conversion.

Note 7. Subsequent Events

On July 16, 2015, Mr. Tom Simeo, Executive Chairman, and a director of the Company, who owned 28,092 shares of the Company’s Series C Preferred Stock (the “Shares”), transferred 50% (14,046) of the Shares to James A. Doris, President, CEO and a director of the Company in consideration of the purchase price of $10,000, paid from the personal funds of Mr. Doris. Mr. Simeo retained 14,046 shares of the Company’s Series C Preferred Stock, and no other shares of Series C Preferred Stock are issued or outstanding. Since each of the preferred shares entitles the voter of 2,000 votes per share, or 70,230,000 each, Mr. Simeo and Mr. Doris effectively control the Company jointly, neither of them solely controls the Company, and the transfer of the preferred shares constituted a change of control of the Company.

On August 3, 2015, the Company issued 421,571 restricted shares of common stock in settlement and cancellation of $30,000 of accrued payroll, and 2,000,000 and 872,871 restricted shares of common stock in settlement and cancellation of a total of $201,101 of amounts owed to directors, which were accounted for as issuable as of June 30, 2015,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company’s business plan as pertains to the oil and gas industry is to explore and develop oil and gas properties through collaborative partnerships with other companies in this field of endeavor. In November of 2014, the Company entered its first contract of this kind as explained in Note 4.

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

RESULTS OF CONTINUING OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the three and six months ended June 30, 2015 and 2014, should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Form 10-K for the year ended December 31, 2014.

Liquidity and Capital Resources

As of June 30, 2015 and December 31, 2014, the Company had $13,735 and 1,345 in cash holdings, respectively.

Three months ended June 30, 2015, compared to the three months ended June 30, 2014

Revenue

The Company had gross revenues of $32,023 for the three months ended June 30, 2015, representing its share of revenue from its 50% working interest in the Joffre Property. This revenue comes from the first oil well in the Joffre Project which began producing during April of 2015. The Company’s portion of the operational costs of processing, gathering and administering this first oil well in the Joffre Project amounted to $21,775, providing a realizable gross profit for the three months ended June 30, 2015, of $10,248. The Company did not have any revenue for the three months ended June 30, 2014.

Expenses

The Company’s operating expenses increased by $63,886 to $187,980 for the three month period ended June 30, 2015, from $124,094 in the corresponding period in 2014. The increase was mainly due to stock based compensation of $108,000 and the increase of general and administrative expenses during the three month period ended June 30, 2015, as compared to the three month period ended June 30, 2014.

Net Loss

The Company incurred a net loss of $292,047 during the three month period ended June 30, 2015, compared with a net loss of $120,550 for the three month period ended June 30, 2014. The increase in net loss was mainly due to the items referred to in the analysis of operating expenses.

Six months ended June 30, 2015, compared to the six months ended June 30, 2014

Revenue

The Company had gross revenues of $32,023 for the six months ended June 30, 2015, representing its share of revenue from its 50% working interest in the Joffre Property. This revenue comes from the first oil well in the Joffre Project which began producing during April of 2015. The Company’s portion of the operational costs of processing, gathering and administering this first oil well in the Joffre Project amounted to $21,775, providing a realizable gross profit for the six months ended June 30, 2015, of $10,248. The Company did not have any revenue for the three months ended June 30, 2014.

Expenses

The Company’s operating expenses increased by $105,610 to $337,710 for the six month period ended June 30, 2015, from $232,100 in the corresponding period in 2014. The increase was mainly due stock based compensation of $108,000, and the increase of general and administrative expenses and professional fees incurred during the six month period ended June 30, 2015, as compared to the six month period ended June 30, 2014.

Net Loss

The Company incurred a net loss of $406,211 during the six month period ended June 30, 2015, compared with a net loss of $320,985 for the six month period ended June 30, 2014. The increase in net loss was mainly due to the items referred to in the analysis of operating expenses.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015 have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Management and directors will continue to monitor and evaluate the effectiveness of the Company's internal controls and procedures and the Company's internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. There were no changes in Internal Control over Financial Reporting during the quarter ended June 30, 2015.

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

On September 8, 2014, the Company sold 300,000 units to Talem Investments, LLC (“Talem”) at a purchase price of $0.50 per unit. Each unit consists of one share of the Company’s common stock, $0.001 par value per share, and one warrant. Each warrant entitled the holder to purchase one share of the Company’s common stock at an exercise price of $0.50 per share, was exercisable immediately, and had a term of exercise through June 30, 2015. The total proceeds of $150,000 were paid by Talem in September 2014. The Company approved the issuance of 300,000 shares of the Company’s common stock to Talem on November 5, 2014.

In May 2015, the Company authorized and approved the issuance of 720,000 shares of its common stock in conjunction with a six month consulting agreement, at a cost basis of $0.15 per share, the current fair market value at the time of the agreement.

On August 3, 2015, the Company issued 421,571 restricted shares of common stock in settlement and cancellation of $30,000 of accrued payroll, and 2,000,000 and 872,871 restricted shares of common stock in settlement and cancellation of a total of $201,101 of amounts owed to directors, which were accounted for as issuable as of June 30, 2015,

The securities identified in this Item were originally issued pursuant to exemptions from registration requirements relying on Section 4(a)(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933 as there was no general solicitation, and the transactions did not involve a public offering.

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

VIKING INVESTMENTS GROUP, INC. (Registrant)

Date: August 18, 2015	By:	/s/ Tom Simeo
Tom Simeo
Executive Chairman, Director and
Treasurer

In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 18, 2015	By:	/s/ Guangfeng Yang
Guangfeng Yang
Chief Financial Officer & Director

