Form 10-Q
period 2015-09-30
VIKING INVESTMENTS GROUP, INC.
filed 2015-11-20
CIK 1102432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________

FORM 10-Q

__________________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2015

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

Issuer's telephone number: (212) 653-0946

______________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 10, 2015, the registrant had 28,783,993 shares of common stock outstanding.

VIKING INVESTMENTS GROUP, INC.

2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIKING INVESTMENTS GROUP, INC.

Interim Consolidated Balance Sheets

(Unaudited)

(Amounts expressed in US dollars)

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$8,891	$1,345
Accounts receivable	-	-
Other receivable – joint venture	76,719	-
Total current assets	85,610	1,345
Long term investment	51,486	68,128
Petroleum and natural gas rights - net	828,385	355,168
Loan costs	1,250	-
TOTAL ASSETS	$966,731	$424,641

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
LIABILITIES
Other payables	$67,618	$116,149
Accounts payable	122,218	39,314
Derivative liability	53,822	-
Asset retirement obligation	411,199	-
Amount due to directors	634,095	326,439
Convertible notes	22,130	-
TOTAL LIABILITIES	1,311,082	481,902

STOCKHOLDERS' DEFICIENCY
Capital Stock
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 28,092 shares issued and outstanding as of September 30, 2015and December 31, 2014	$28	$28
Common stock, $0.001 par value, 100,000,000 shares Authorized, 28,783,993 shares issued and outstanding as of September 30, 2015, and 24,094,551 shares issued and outstanding as of December 31, 2014	28,784	24,095
Shares to be issued	-	675
Additional Paid-In Capital	7,610,241	7,162,660
Deficit	(7,789,310)	(7,067,267)
Accumulated other comprehensive income	(194,094)	(177,452)
TOTAL STOCKHOLDERS' DEFICIENCY	$(344,351)	$(57,261)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$966,731	$424,641

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.

Interim Consolidated Statements Of Operations And Comprehensive Loss

(Unaudited)

(Amounts expressed in US dollars)

	Three months ended		Nine months ended,
	September 30,		September 30,
	2015	2014	2015	2014
	$	$	$	$
Revenue	32,425	-	64,448	-
Direct costs	24,961	-	46,736	-
Gross profit	7,464	-	17,712	-

Operating expenses
General and administrative	134,028	9,797	184,730	22,897
Stock based compensation	-	136,667	108,000	151,667
Professional fees	37,500	-	140,526	56,658
Rent	6,482	1,503	12,672	17,144
Wages	3,000	41,529	66,000	168,177
Amortization	15,113	-	21,905	5,053
Total operating expenses	196,123	189,496	533,833	421,596
Loss from operations	(188,659)	(124,094)	(516,121)	(421,596)
Interest Expense	(138,621)	-	(199,606)	-
Derivative loss	(774)	(49,272)	(6,316)	(98,686)
Change in fair value of convertible notes	-	-	-	(43,105)
Gain on extinguishment of debt	-	-	-	1,232
Other income	-	-	-	2,440
Net loss	(328,054)	(238,768)	(722,043)	(559,715)

Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	(4,420)	-	(16,642)	-
Foreign currency translation adjustment	-	(1)	-	53
Total comprehensive income (loss)	(4,420)	(1)	(16,642)	53
Net Comprehensive Loss	(332,474)	(238,767)	(738,685)	(559,662)
Loss per common share - Basic and diluted	(0.012)	(0.012)	(0.029)	(0.028)
Weighted average number of common shares outstanding – basic and diluted	27,602,291	20,318,161	25,882,581	19,765,141

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC

Interim Consolidated Statements Of Cash Flows

(Unaudited)

(Amounts expressed in US dollars)

	Nine Months Ended
	September 30,
	2015	2014
	$	$
Cash flows from operating activities:
Net loss	(722,043)	(559,715)
Derivative loss	6,316	98,686
Change in fair value of convertible note	-	43,105
Gain on extinguishment of debt	-	(1,232)
Stock based compensation	108,000	151,667
Amortization	21,905	5,053
Amortization of debt discount	122,130	-
Increase (decrease) in other payables	82,904	46,625
Increase in accrual expenses	83,481	(76,498)
Decrease (increase) in other receivables	(76,719)	9,641
Net cash used in operating activities	(374,026)	(282,668)

Cash flows from investing activities:
Investment in petroleum and natural gas rights	(77,158)	(92,000)
Net cash used in investing activities	(77,158)	(92,000)

Cash flows from financing activities:
Amount due to Director	464,531	189,102
Payment of investment obligation	(52,801)	-
Proceeds from issuance of units	-	150,000
Proceeds from convertible notes	211,000	53,000
Repayment of convertible notes	(164,000)	-
Net cash provided by financing activities	458,730	392,102

Effect of exchange rate changes on cash	-	52
Net increase/(decrease) in cash	7,546	17,486
Cash, beginning of period	1,345	12,239

Cash, end of period	8,891	29,725
Supplemental Cash Flow Information:
Cash paid for:
Interest	$64,726	$-
Income taxes	$-	$-
Non-Cash transactions:
Conversion of convertible note	$-	$16,000
Accounting for asset retirement cost and obligation	$406,214	$-
Stock based compensation	$108,000	$151,667

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.

Interim Consolidated Statements of Stockholders' Deficiency

(Unaudited)

(Amounts expressed in US dollars)

	Common Stock		Shares to be issued		Preferred Stock		Additional Paid-in	Accumulated Other Comprehensive		Total Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Capital	Income	Deficit	Deficiency
		$		$	$	$	$	$	$	$
Balance at December 31, 2013	18,758,657	-	-	-	28,092	28	6,116,054	1,811	(6,415,793)	(279,140)
Net loss	-	-	-	-	-	-	-	-	(651,474)	(651,474)
Foreign currency translation adjustment	-	-	-	-	-	-	-	53	-	53
Issuance of new shares for legal services	1,406,331	-	-	-	-	-	187,761	-	-	189,167
Issuance of new shares to investors	2,330,534	-	-	-	-	-	605,611	-	-
Shares to be issued to investors			675,000	675			66,825	-	-	67,500
Issuance of new shares– convertible notes	1,599,029	1,598	-	-	-	-	186,409	-	-
Unrealized loss on securities available-for-sale	-	-	-	-	-	-	-	(179,316)	-	(179,316)
Balance at December 31, 2014	24,094,551	24,095	675,000	675	28,092	28	7,162,660	(177,452)	(7,067,267)	(57,261)
Net loss	-	-	-	-	-	-	-	(16,642)	(722,043)	(738,685)
Issuance of convertible debt	-	-	-	-	-	-	160,000	-	-	160,000
Derivative liability							(136,024)			(136,024)
Shares issued to investors	675,000	675	(675,000)	(675)	-	-	-	-	-	-
Issuance of shares in satisfaction of debt	3,294,442	3,294					227,807			231,101
Issuance of new shares for consulting services	720,000	720					107,280			108,000
Derivative liability adjustment							88,518			88,518
Balance at September 30, 2015	28,783,993	28,784	-	-	28,092	28	7,610,241	(194,094)	(7,789,310)	(344,351)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.

Notes to Consolidated Financial Statements

(Amounts expressed in US dollars)

Note 1	Nature of Business and Going Concern

The Company was incorporated under the laws of the State of Florida on May 3, 1989, as Sparta Ventures Corp. and remained inactive until June 27, 1998. After several name changes, the Company merged with and into a wholly-owned subsidiary, SinoCubate, Inc., which remained the surviving entity of the merger. SinoCubate, Inc. was formed in the State of Nevada on September 11, 2008. The merger resulted in a change of name of the Company from Synthenol Inc. to SinoCubate, Inc., and a change in the state of incorporation of the Company from Florida to Nevada. On June 13, 2012, the Company changed its name to Viking Investments Group, Inc., and the Company's ticker symbol was changed to "VKIN."

The Company's business plan relative to providing professional advisory and consulting services is to help companies undergoing or anticipating periods of rapid growth, significant change or ownership transition, and when justified, staffing, financing, and/or providing operational support to such companies. Target companies must have superior management, intimate knowledge of their particular industry and a sound business plan, along with a desire and receptiveness for specific expertise to advance the company's business objectives. Viking's primary focus is directed toward North America, targeting various industries. Viking targets under-valued businesses with realistic appreciation potential and a defined exit strategy.

The Company's business plan as pertains to the oil and gas industry is to explore and develop oil and gas properties through collaborative partnerships with other companies in this field of endeavor. In November of 2014, the Company entered its first contract of this kind as explained in Note 4.

Viking Investments is neither an underwriter as the term is defined in Section 2(a)(11) of the Securities Act of 1933, nor an investment company pursuant to the Investment Company Act of 1940. Viking Investments is not an investment adviser pursuant to the Investment Advisers Act of 1940. Viking Investments is not registered with FINRA or SIPC.

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net loss of $738,685 and $559,662 for the nine months ended September 30, 2015 and 2014, respectively. The Company has accumulated a shareholders' deficiency of $344,351 as of September 30, 2015. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however, there is no assurance of additional funding being available. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

Note 2	Summary of Significant Accounting Policies

a)     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information, the instructions to SEC Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements and the following notes should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company's Form 10-K for the year ended December 31, 2014.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of the financial position at September 30, 2015 and the results of operations for the three and nine months ended September 30, 2015 and 2014 and cash flows for the nine months ended September 30, 2015 and 2014 have been made. The results of operations presented are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

b)     Basis of Consolidation

The financial statements presented herein reflect the consolidated financial results of the Company and its wholly owned subsidiary, Viking Investments Group LLC, a Delaware limited liability company. All significant intercompany transactions and balances have been eliminated upon consolidation.

c)     Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. The Company's actual results could vary materially from management's estimates and assumptions. Significant areas requiring the use of management estimates relate to the determination of expected tax rates for future income tax recoveries, stock-based compensation, derivative liabilities and impairment of long-term investment.

d)     Financial Instruments

ASC Topic 820-10, "Fair Value Measurements and Disclosures," requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 820-10, "Financial Instruments," defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for other receivables, other payable, accrued liabilities, short term loan and due to director each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

•	Level 3: inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets and liabilities measured at fair value as of September 30, 2015 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial Assets
Long term investment	$51,486	$-	$-	$(16,642)
Petroleum and natural gas rights - net	-	-	828,385	-
	$51,486	$-	$828,385	$(16,642)

Financial liabilities
Derivative liabilities	$-	$53,822	$-	$(6,316)
	$-	$53,822	$-	$(6,316)

e)     Cash

Cash includes bank deposits and cash on hand.

f)     Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and, adjusted by any effects of warrants and options outstanding, if dilutive, that may add to the number of common shares during the period. There were no common stock equivalent shares outstanding at September 30, 2015 and December 31, 2014, that have been included in the diluted loss per share calculation as the effects would have been anti-dilutive. There were approximately 450,000 common stock equivalents that were anti-dilutive at September 30, 2015.

g)     Revenue Recognition

Revenues from contracts for consulting services with fees based on time and materials are recognized as the services are performed and amounts are earned in accordance with the Securities and Exchange Commission (the "SEC") Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), as amended by SAB No. 104, "Revenue Recognition" ("SAB 104"). The Company considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured. In such contracts, the Company's efforts, measured by time incurred, typically represent the contractual milestones or output measure, which is the contractual earnings pattern. For consulting contracts with fixed fees, the Company recognizes revenues in accordance with contract terms, and when the services are delivered, price is determinable and the revenue is earned or collectable.

Revenues from oil and gas properties are recognized under the entitlements method of accounting, whereby revenue is recognized on the amount the Company is entitled to, based on its interest in the property after all costs associated with exploration, gathering, marketing and sales relative to the volumes of product sold.

h)     Comprehensive Income

FASB ASC 220 "Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. For the nine months ended September 30, 2015 and 2014, comprehensive loss was $738,685 and $559,662 respectively.

i)     Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 ("ASC 740-10-25"). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets likely. The Company did not incur any material impact to its financial condition or results of operations due to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is subject to U.S federal jurisdiction income tax examinations for the tax years 2006 through 2014. In addition, the Company is subject to state and local income tax examinations for the tax years 2006 through 2014.

j)     Stock-Based Compensation

The Company may issue stock options to employees and stock options or warrants to non-employees in non-capital raising transactions for services and for financing costs. The Company has adopted ASC Topic 718 (formerly SFAS 123R), "Accounting for Stock-Based Compensation," which establishes a fair value method of accounting for stock-based compensation plans. In accordance with guidance now incorporated in ASC Topic 718, the cost of stock options and warrants issued to employees and non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

The fair value of stock warrants was determined at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate, and dividend yield. The expected term represents the period of time that stock-based compensation awards granted are expected to be outstanding and is estimated based on considerations including the vesting period, contractual term and anticipated employee exercise patterns. Expected volatility is based on the historical volatility of the Company's stock. The risk-free rate is based on the U.S. Treasury yield curve in relation to the contractual life of stock-based compensation instrument. The dividend yield assumption is based on historical patterns and future expectations for the Company dividends.

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

Impairments that are considered other-than-temporary are recognized as a loss in the consolidated statements of operations. The Company considers various factors in reviewing impairments, including the length of time and extent to which fair value has been less than the Company's cost basis, the financial condition and near-term prospects of the issuer, and the Company's intent and ability to hold the investments for a period of time sufficient to allow for any anticipated recovery in market value.

As of September 30, 2015 and December 31, 2014, the Company had no trading and held-to-maturity securities.

On September 9, 2014, the Company subscribed for 1,265,593 units of Tanager Energy Inc. ("Tanager"), a Canadian mining company listed on the Canadian TSXVenture Exchange as a Tier 2 company and trading under the stock symbol "TAN," at a price of C$0.08 per unit. Each unit consists of one share of Tanager's common stock and one warrant to purchase one additional common share at a price of C$0.15 at any time until October 5, 2016. The warrants expire on October 5, 2016. The total price for the units subscribed for was C$101,247.47. The Company paid $92,000, which was equivalent to C$101,247.47on September 11, 2014.

On October 6, 2014, the Company subscribed for an additional 2,187,500 units of Tanager at a price of C$0.08 per unit. Each unit consists of one share of Tanager's common stock to purchase one additional common share at a price of C$0.15 at any time until October 5, 2016. The warrants expire on October 5, 2016. The total price for the units subscribed for was C$175,000. The Company paid $155,444, which was equivalent to C$175,000 on October 17, 2014.

The Company's investment in Tanager is considered as "available-for-sale" securities, and an unrealized loss of $16,642 was recorded in other comprehensive income for the nine months ended September 30, 2015.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the three and nine months ended September 30, 2015 and 2014.

m)     Foreign Currency Exchange

An entity's functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which the entity primarily generates and expends cash. Management's judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. Functional currency of the parent company is the U.S. Dollar. The reporting currency of the Company is the U.S. Dollar, and the functional currency of its oil and gas operations is the Canadian Dollar ("CAD" or "C$" herein). The oil and gas operations of the Company are located in Alberta, Canada, in which the CAD is the primary economic environment. The reporting currency of these consolidated financial statements is the U.S. Dollar.

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

The Company has evaluated the terms and conditions of the convertible note under the guidance of ASC 815. The conversion feature did not meet the definition of "indexed to a company's own stock" provided for in ASC 815 due to the down round protection feature. Therefore, the conversion feature requires bifurcation and liability classification. Additionally, the default put requires bifurcation because it is indexed to risks that are not associated with credit or interest risk. As a result, the compound embedded derivative comprises of (i) the embedded conversion feature and (i) the default put. Rather than bifurcating and recording the compound embedded derivative as a derivative liability, the Company elected to initially and subsequently measure the convertible note in its entirety at fair value, with changes in fair value recognized in earnings in accordance with ASC 815-15-25-4.

o)     Derivative Liability

We review the terms of convertible debt issues to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

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

p)     Accounting for Asset Retirement Obligations

On July 1, 2015, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations, which addresses the financial accounting and reporting obligations and retirement costs related to the retirement of tangible long-lived assets. Among other things, SFAS No. 143 requires oil and gas companies to reflect decommissioning liabilities on the face of the balance sheet at fair value on a discounted basis. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying cost of the asset. Our asset retirement obligations consist of estimated costs for dismantlement, removal, site reclamation and similar activities associated with our oil and gas properties.

With the adoption of SFAS No. 143, an asset retirement obligation and the related asset retirement cost in the amount of $406,214 have been recorded. This asset retirement cost was determined and discounted to present value using a credit-adjusted risk-free rate. After the initial recording, the liability is increased for the passage of time, with the increase being reflected as accretion expense in the statement of operations. Subsequent adjustments in the cost estimate are reflected in the liability and the amounts continue to be amortized over the useful life of the related long-lived asset.

The following table describes the changes in the Company's asset retirement obligations for the nine months ended September 30, 2015:

Asset retirement obligation at December 31, 2014	$-
Liability recorded on July 1, 2015 with adoption of SFAS 143	406,214
Accretion expense	4,985

Asset retirement obligation at September 30, 2015	$411,199

q)     Recent Accounting Pronouncements

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2015. Management has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company's reported financial position or operations in the near term.

Note 3.	Related Party Transactions

During April 2015, the Company made an advance to Tanager Energy Inc., in conjunction with a joint investment in the second oil well of the Joffre Project. As of September 30, 2015, the balance owed by Tanager to the Company is $76,719, which is shown as other receivable – joint venture on the balance sheet.

During the nine months ended September 30, 2015, the Company's Executive Chairman and Director, Tom Simeo accrued payroll and made advances to the Company in the amount of $54,388 in order to provide the Company with funds to carry on its operations. These accruals and advances do not bear interest, are unsecured and have no specific terms of repayment. As of September 30, 2015, the net amount due for accrued payroll and expenses paid on behalf of the Company, is $90,000. The Company has not imputed interest as the amount is deemed immaterial.

During the nine months ended September 30, 2015, the Company's CEO and Director, James Doris incurred expenses on behalf of, and made advances to the Company in the amount of $454,369 in order to provide the Company with funds to carry on its operations. These advances do not bear interest, are unsecured and have no specific terms of repayment. As of September 30, 2015, the amount due for advances and expenses paid on behalf of the Company is $544,095. Approximately $300,000 of this amount bears interest at 12% per year. The amount of accrued interest as of September 30, 2015 is $12,750, and is included in other payables. The Company has not imputed interest on the remainder of these advances as the amount is deemed immaterial.

On June 5, 2015, the Company authorized and approved the issuance of 2,000,000 and 872,871 restricted shares of common stock in settlement and cancellation of a total of $201,101 of amounts owed to directors, at a cost basis of $0.07 per share.

Note 4.	Petroleum and natural gas rights

On November 3, 2014, the Company entered into a Purchase and Sale, Petroleum and Natural Gas Conveyance Agreement (the "Agreement"), with Tanager Energy Inc., a Canadian corporation listed on the TSX Venture Exchange as a Tier 2 company and trading under the stock symbol "TAN" ("Tanager Energy"). Pursuant to the Agreement, the Company was to receive a 50% working interest in the Joffre oil and gas property located in Alberta, Canada (the "Joffre Property"), and the Company was obligated to pay Tanager C$400,000 for the interest in the Joffre Property, with C$340,000 payable at closing.

On November 4, 2014, the Company closed the transaction by paying Tanager $302,367, with the balance of $52,801 (C$60,000) paid in January of 2015. Tanager owns the remaining 50% working interest in the property and operates and manages the property in accordance with an operating agreement pursuant to the Canadian Association of Petroleum Landman Operating Procedure. The proceeds were to be used by Tanager to complete and place on production the first of four suspended Devonian oil wells in the Joffre D-3 B oil pool (the "Joffre Project"). The Company's (and Tanager's) working interest in the Joffre Property will generally terminate when future production, if any, ceases (or in the case of the water disposal well on the Joffre Property, on the date that production ceases after 5 years has elapsed).

In April 2015, the Company advanced to Tanager Energy Inc., an additional $153,877 (C$190,000) as an investment in the second well in the Joffre D-3 oil pool. As the Company and Tanager each own 50% of each phase of this project, the Company has accounted for this transaction as an investment by the Company of $77,158 (C$95,270), with a loan receivable from Tanager of $76,719 (C$94,730).

The Company's petroleum and natural gas rights are recorded at cost as of September 30, 2015. The Company will assess the impairment by comparing the estimated future undiscounted cash flows derived from these rights to the carrying value. Any impairment loss will be recorded in the income statements for the future reporting period(s).

Note 5.	Capital Stock and Additional Paid-in Capital

(a)     Preferred Stock

The Company is authorized to issue 5,000,000 shares of Series C Preferred Stock, par value $0.001 per share (the "Preferred Stock").

On October 3, 2012, the Company issued 28,092 shares of Series C Preferred Stock to Tom Simeo in exchange for the return of the equal amount of shares of common stock, owned by Tom Simeo, deposited in a brokerage account, to the Company for cancellation. On or about September1, 2015,Tom Simeo instructed the Company's Stock Transfer Agent, VStock Transfer LLC, to cancel stock certificate number 3032, representing 28,092 shares of common stock, in consideration for the missing 28,092 shares of common stock. Neither the common stock, nor the preferred stock, were assessed any value.

Each share of Series C Preferred Stock shall entitle the holder thereof to two thousand (2,000) votes on all matters submitted to a vote of the stockholders of the Corporation. In the event the Corporation shall at any time on or after the date that Preferred Stock has been issued ("Distribution Date) declare or pay any dividend on common stock payable in shares of common stock, or effect a subdivision or combination or consolidation of the outstanding shares of common stock (by reclassification or otherwise than by payment of a dividend in shares of common stock) into a greater or lesser number of shares of common stock, then in each such case the number of votes per share to which holders of shares of Series C Preferred Stock were entitled immediately prior to such event shall be adjusted by multiplying such number by a fraction of the numerator of which is the number of shares of common stock outstanding immediately after such event and the denominator of which is the number of shares of common stock that were outstanding immediately prior to such event.

Each share of Series C Preferred Stock shall be convertible, at the option of the holder thereof, at any time after the date of issuance of such share, at the office of the Corporation or any transfer agent for such stock, into one share of fully paid and non-assessable common stock (the "Conversion Rate").

On July 16, 2015, Tom Simeo, Executive Chairman, and a director of the Company, who owned 28,092 shares of the Company's Series C Preferred Stock (the "Shares"), transferred 50% (14,046) of the Shares to James A. Doris, President, CEO and a director of the Company in consideration of the purchase price of $10,000, paid from the personal funds of Mr. Doris. Mr. Simeo retained 14,046 shares of the Company's Series C Preferred Stock, and no other shares of Series C Preferred Stock are issued or outstanding. Since each of the preferred shares entitles the voter of 2,000 votes per share, or 70,230,000 each, Mr. Simeo and Mr. Doris effectively control the Company jointly, neither of them solely controls the Company, and the transfer of the preferred shares constituted a change of control of the Company.

(b)     Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.001 per share.

On February 20, 2014, a convertible note holder elected to convert $25,000 of the principal amount of the convertible note dated May 21, 2013, into 615,764 shares of the Company's common stock at a fair value of $0.11 per share in accordance with the convertible note agreement. These shares were issued on March 5, 2014.

On March 12, 2014, a convertible note holder elected to convert $21,000 of the principal amount of the convertible note dated May 21, 2013, into 532,454 shares of the Company's common stock at a fair value of $0.10 per share in accordance with the convertible note agreement. These shares were issued on March 20, 2014.

On May 5, 2014, a convertible note holder elected to convert $16,000 of the principal amount of the convertible note dated October 28, 2013, into 235,294 shares of the Company's common stock at a fair value of $0.21 per share in accordance with the convertible note agreement. These shares were issued on June 9, 2014.

On September 8, 2014, the Company sold 300,000 units to Talem Investments, LLC ("Talem") at a purchase price of $0.50 per unit. Each unit consisted of one share of the Company's common stock, $0.001 par value per share, and one warrant. Each warrant entitled the holder to purchase one share of the Company's common shares at an exercise price of $0.50 per share, was exercisable immediately, and had a term of exercise through June 30, 2015. The Company estimated that the fair value of the warrants was approximately $60,674 ($0.20 per unit) using a Black-Scholes option pricing model at the time of issuance. The total proceeds of $150,000 were paid by Talem in September 2014. The Company approved the issuance of 300,000 shares of the Company's common stock to Talem on November 5, 2014.

On October 16, 2014, the Company sold 518,348 units to Sackville Holdings, LLC ("Sackville") at a purchase price of $0.30 per unit. Each unit consisted of one share of the Company's common stock, $0.001 par value per share, and one warrant. Each warrant entitles the holder to purchase one share of the Company's common shares at an exercise price of $0.30 per share, was exercisable immediately, and has a term of exercise through October 15, 2015. The total proceeds of $155,515 were paid by Sackville on October 16, 2014. The Company approved the issuance of 518,348 restricted shares of the Company's common stock to Sackville on November 5, 2014.

On October 30, 2014, the Company sold 622,665 units to Diana Dodge ("Dodge") at a purchase price of $0.20 per unit. Each unit consisted of one share of the Company's common stock, $0.001 par value per share, and one warrant. Each warrant entitled the holder to purchase one share of the Company's common shares at an exercise price of $0.20 per share, was exercisable immediately, and has a term of exercise through October 30, 2015. The total proceeds of $124,533 were paid by Simjac on October 30, 2014. The Company approved the issuance of 622,665 restricted shares of the Company's common stock to Dodge on November 5, 2014.

On October 30, 2014, the Company sold 889,521 units to L.A. Knapp Inc. ("Knapp") at a purchase price of $0.20 per unit. Each unit consisted of one share of the Company's common stock, $0.001 par value per share, and one warrant. Each warrant entitled the holder to purchase one share of the Company's common shares at an exercise price of $0.20 per share, was exercisable immediately, and has a term of exercise through October 30, 2015. The total proceeds of $177,904 were paid by Knapp on October 30, 2014. The Company approved the issuance of 889,521 restricted shares of the Company's common stock to Knapp on November 5, 2014.

On September 18, 2014, the Company authorized and approved the issuance of 540,000 shares of common stock to the Company's lawyer for the provision of $66,668 in legal services rendered to the Company, at a cost basis of $0.1235 per share.

During the year ended December 31, 2014, the Company authorized and approved the issuance of 44,118, 59,055, 81,591, and 31,597 restricted shares of common stock in June, July, September and October, respectively, to one of the Company's consultants for the provision of $149,784 in consulting services rendered to the Company, at a cost basis of $0.34, $0.254, $0.3677 and $0.475 per share, respectively.

During the year ended December 31, 2014, the Company authorized and approved the issuance of 500,000 and 150,000 shares of common stock in September and November, respectively, to one of the Company's consultants for the provision of $47,500 in consulting services rendered to the Company, at a cost basis of $0.05 and $0.15 per share, respectively.

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

(a)     May 21, 2013 Convertible Note

On May 21, 2013, the Company issued a $58,000, 8% convertible note with a term expiring on February 28, 2014 (the "Maturity Date"). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock beginning 180 days after the issuance date, at the holder's option, at a 42% discount to the average of the five lowest closing bid prices of the common stock during the ten trading day period prior to conversion. In the event the Company prepays the note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 110% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 115% if prepaid 31 days following the closing through 60 days following the closing, (iii) 120% if prepaid 61 days following the closing through 90 days following the closing, (iv) 125% if prepaid 91 days following the closing through 120 days following the closing, (v) 130% if prepaid 121 days following the closing through the 150 days following the closing, (vi) 135% if prepaid 151 days following the closing through the 180 days following the closing, and (vii) the Company shall have no right of prepayment after the expiration of 180 days following the closing. The terms of the convertible note provide for certain redemption features which include features indexed to equity risks. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 22% per annum and the note becomes immediately due and payable.

The Company has evaluated the terms and conditions of the convertible note under the guidance of ASC 815. The conversion feature did not meet the definition of "indexed to a company's own stock" provided for in ASC 815 due to the down round protection feature. Therefore, the conversion feature requires bifurcation and liability classification. Additionally, the default put requires bifurcation because it is indexed to risks that are not associated with credit or interest risk. As a result, the compound embedded derivative comprises of (i) the embedded conversion feature and (i) the default put. Rather than bifurcating and recording the compound embedded derivative as a derivative liability, the Company elected to initially and subsequently measure the convertible note in its entirety at fair value, with changes in fair value recognized in earnings in accordance with ASC 815-15-25-4.

The following table reflects the allocation of the purchase on the inception date:

Convertible Note, Face Value	$58,000
Convertible promissory note, Fair Value	106,522
Day-one derivative loss	(48,522)

On December 5, 2013, the note holder elected to convert $12,000 of the principal amount of the convertible note dated May 21, 2013, into 159,151 shares of the Company's common stock at a fair value of $0.13 per share in accordance with the agreement. These shares were issued on December 17, 2013. A gain of $422 was recorded on the extinguishment of the debt.

On February 20, 2014, a convertible note holder elected to convert $25,000 of the principal amount of the convertible note dated May 21, 2013, into 615,764 shares of the Company's common stock at a fair value of $0.11 per share in accordance with the convertible note agreement. These shares were issued on March 5, 2014. A gain of $138 was recorded on the extinguishment of the debt.

On March 12, 2014, a convertible note holder elected to convert $21,000 of the principal amount of the convertible note dated May 21, 2013, into 532,454 shares of the Company's common stock at a fair value of $0.10 per share in accordance with the convertible note agreement. These shares were issued on March 20, 2014.

As of December 31, 2014, this convertible note had been fully converted. A loss of $47,940 associated with the changes in the fair value of convertible note was recorded for the year ended December 31, 2014.

(b)     October 28, 2013 Convertible Note

On October 28, 2013, the Company issued a $16,000, 8% convertible note with a term expiring on July 30, 2014 (the "Maturity Date"). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock beginning 180 days after the issuance date, at the holder's option, at a 60% discount to the average of the three lowest closing bid prices of the common stock during the ten trading day period prior to conversion. The terms of the convertible note provide for certain redemption features which include features indexed to equity risks. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 22% per annum and the note becomes immediately due and payable.

The Company has evaluated the terms and conditions of the convertible note under the guidance of ASC 815. The conversion feature did not meet the definition of "indexed to a company's own stock" provided for in ASC 815 due to the down round protection feature. Therefore, the conversion feature requires bifurcation and liability classification. Additionally, the default put requires bifurcation because it is indexed to risks that are not associated with credit or interest risk. As a result, the compound embedded derivative comprises of (i) the embedded conversion feature and (i) the default put. Rather than bifurcating and recording the compound embedded derivative as a derivative liability, the Company elected to initially and subsequently measure the convertible note in its entirety at fair value, with changes in fair value recognized in earnings in accordance with ASC 815-15-25-4.

The following table reflects the allocation of the purchase on the inception date:

Convertible Note, Face Value	$16,000
Convertible promissory note, Fair Value	44,410
Day-one derivative loss	(28,410)

On May 5, 2014, a convertible note holder elected to convert $16,000 of the principal amount of the convertible note dated October 28, 2013, into 235,294 shares of the Company's common stock at a fair value of $0.10 per share in accordance with the convertible note agreement. These shares were issued on June 9, 2014. A gain of $1,094 was recorded on the extinguishment of the debt.

As of December 31, 2014, this convertible note had been fully converted. A loss of $8,437 associated with the changes in the fair value of convertible note was recorded for the year ended December 31, 2014.

(c)     April 8, 2014 Convertible Note

On April 8, 2014, the Company issued a $53,000, 8% convertible note with a term expiring on January 14, 2015 (the "Maturity Date"). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock beginning 180 days after the issuance date, at the holder's option, at a 42% discount to the average of the five lowest closing bid prices of the common stock during the twelve trading day period prior to conversion. The terms of the convertible note provide for certain redemption features which include features indexed to equity risks. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 22% per annum and the note becomes immediately due and payable.

The Company has evaluated the terms and conditions of the convertible note under the guidance of ASC 815. The conversion feature did not meet the definition of "indexed to a company's own stock" provided for in ASC 815 due to the down round protection feature. Therefore, the conversion feature requires bifurcation and liability classification. Additionally, the default put requires bifurcation because it is indexed to risks that are not associated with credit or interest risk. As a result, the compound embedded derivative comprises of (i) the embedded conversion feature and (i) the default put. Rather than bifurcating and recording the compound embedded derivative as a derivative liability, the Company elected to initially and subsequently measure the convertible note in its entirety at fair value, with changes in fair value recognized in earnings in accordance with ASC 815-15-25-4.

The following table reflects the allocation of the purchase on the inception date:

Convertible Note, Face Value	$53,000
Convertible promissory note, Fair Value	102,414
Day-one derivative loss	(49,414)

On November 7, 2014, a convertible note holder elected to convert $10,000 of the principal amount of the convertible note dated April 8, 2014, into 215,517 shares of the Company's common stock at a fair value of $0.046 per share in accordance with the convertible note agreement. These shares were issued on November 25, 2014.

On November 20, 2014, Talem paid $67,500 to the convertible note holder on behalf the Company as the settlement of the remaining principal balance of $43,000. In consideration for the $67,000 paid by Talem, the Company shall issue 675,000 unit to Talem with each unit consists of one share of the Company's common stock, $0.001 par value per share, and one warrant. Each warrant will entitle the holder to purchase one share of the Company's common shares at an exercise price of $0.10 per share, be exercisable immediately, and have a term of exercise through January 2, 2016. The agreement was signed between Talem and the Company on January 2, 2015.

As of December 31, 2014, this convertible note had been fully settled. A loss of $40,371 associated with the changes in the fair value of convertible note, and a gain of $8,253 due to extinguishment of the debt were recorded for the year ended December 31, 2014.

(d)     March 11, 2015 Convertible Note

On March 11, 2015, the Company issued a $50,000 8% convertible note with a term expiring on March 11, 2016 (the "Maturity Date"). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock at any time, at the holder's option, at a price equal to 58% of the lowest trading price of the common stock for the fifteen prior trading days including the day upon which a Notice of Conversion is received by the Company. In the event the Company prepays the note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 115% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 121% if prepaid 31 days following the closing through 60 days following the closing, (iii) 127% if prepaid 61 days following the closing through 90 days following the closing, (iv) 133% if prepaid 91 days following the closing through 120 days following the closing, (v) 139% if prepaid 121 days following the closing through the 150 days following the closing, (vi) 145% if prepaid 151 days following the closing through the 180 days following the closing, and (vii) the Company shall have no right of prepayment after the expiration of 180 days following the closing. This note was paid in full on September 8, 2015.

(e)     March 12, 2015 Convertible Note

On March1 2, 2015, the Company issued a $25,000 8% convertible note with a term expiring on March 12, 2016 (the "Maturity Date"). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock at any time, at the holder's option, at a price equal to 58% of the lowest trading price of the common stock for the fifteen prior trading days including the day upon which a Notice of Conversion is received by the Company. In the event the Company prepays the note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 115% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 121% if prepaid 31 days following the closing through 60 days following the closing, (iii) 127% if prepaid 61 days following the closing through 90 days following the closing, (iv) 133% if prepaid 91 days following the closing through 120 days following the closing, (v) 139% if prepaid 121 days following the closing through the 150 days following the closing, (vi) 145% if prepaid 151 days following the closing through the 180 days following the closing, and (vii) the Company shall have no right of prepayment after the expiration of 180 days following the closing. This note was paid in full on September 8, 2015.

(f)      March 12, 2015 Convertible Note

On March 12, 2015, the Company issued a $25,000 8% convertible note with a term expiring on March 12, 2016 (the "Maturity Date"). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock at any time, at the holder's option, at a price equal to 58% of the lowest trading price of the common stock for the fifteen prior trading days including the day upon which a Notice of Conversion is received by the Company. In the event the Company prepays the note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 115% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 121% if prepaid 31 days following the closing through 60 days following the closing, (iii) 127% if prepaid 61 days following the closing through 90 days following the closing, (iv) 133% if prepaid 91 days following the closing through 120 days following the closing, (v) 139% if prepaid 121 days following the closing through the 150 days following the closing, (vi) 145% if prepaid 151 days following the closing through the 180 days following the closing, and (vii) the Company shall have no right of prepayment after the expiration of 180 days following the closing. This note was paid in full on September 8, 2015.

(g)     March 25, 2015 Convertible Note

On March 25, 2015, the Company issued a $35,000 12% convertible note with a term expiring on March 24, 2016 (the "Maturity Date"), and which was funded on April 23 2015. The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock at any time, at the holder's option, at a price equal to 58% of the lowest trading price of the common stock for the fifteen prior trading days including the day upon which a Notice of Conversion is received by the Company. This note was paid in full on October 22, 2015.

(h)     May 22, 2015 Convertible Note

On May 22, 2015, the Company issued a convertible promissory note with a cap of $50,000 with a 0% interest rate for the first three months. The terms of the note include a $5,000 Original Issue Discount, providing for a maximum funding of $45,000. The amount of the note funded as of September 30, 2015 is $25,000. The Company may repay this Note at any time on or before 90 days from the effective date. If the Company does not make a payment on or before 90 days from the notes effective date, a one-time interest charge of 12%shall be applied to the principal sum. The maturity date of the note is two years from the effective date of the note. The investor has the right, at any time after the Effective Date, at its election, to convert all of part of the outstanding and unpaid Principal Sum and accrued interest. The conversion price is the lesser of $0.10 or 60% of the lowest trade price in the 25 trading days previous to the conversion.

Note 7.	Subsequent Events

On March 25, 2015, the Company issued a $35,000 12% convertible note with a term expiring on March 24, 2016 (the "Maturity Date"), which was funded on April 23 2015. The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock at any time, at the holder's option, at a price equal to 58% of the lowest trading price of the common stock for the fifteen prior trading days including the day upon which a Notice of Conversion is received by the Company. This note was paid in full on October 22, 2015.

On November 3, 2015, the Company issued a $63,000 8% convertible note with a term expiring on November 3, 2016 (the "Maturity Date"), and which was funded on November 5, 2015. The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock at any time, at the holder's option, at a price equal to 58% of the lowest trading price of the common stock for the fifteen prior trading days including the day upon which a Notice of Conversion is received by the Company. In the event the Company prepays the note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 115% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 121% if prepaid 31 days following the closing through 60 days following the closing, (iii) 127% if prepaid 61 days following the closing through 90 days following the closing, (iv) 133% if prepaid 91 days following the closing through 120 days following the closing, (v) 139% if prepaid 121 days following the closing through the 150 days following the closing, (vi) 145% if prepaid 151 days following the closing through the 180 days following the closing, and (vii) the Company shall have no right of prepayment after the expiration of 180 days following the closing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In preparing the management's discussion and analysis, the registrant presumes that you have read or have access to the discussion and analysis for the preceding fiscal year.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 or the Reform Act. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earning, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions of performance; and statements of belief; and any statements of assumptions underlying any of the foregoing. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: our ability to raise capital and the terms thereof; ability to gain an adequate player base to generate the expected revenue; competition with established gaming websites; adverse changes in government regulations or polices; and other factors referenced in this Form 10-Q.

The use in this Form 10-Q of such words as "believes", "plans", "anticipates", "expects", "intends", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements present the Company's estimates and assumptions only as of the date of this Report. Except for the Company's ongoing obligation to disclose material information as required by the federal securities laws, the Company does not intend, and undertakes no obligation, to update any forward-looking statements.

Although the Company believes that the expectations reflected in any of the forward-looking statements are reasonable, actual results could differ materially from those projected or assumed or any of the Company's forward-looking statements. The Company's future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

PLAN OF OPERATIONS

Overview

The Company provides professional advisory, financing and consulting services to established companies in the United States and Canada in need of specific expertise to advance their particular business plans. These services include, but are not limited to, professional advisory services before and after financing, management consulting, professional board member services, accounting, pre-audit and CFO services, corporate governance advice and general corporate management advisory services in consideration for a fee, comprised of either cash or equity, or a combination of both.

The Company's business plan as pertains to the oil and gas industry is to explore and develop oil and gas properties through collaborative partnerships with other companies in this field of endeavor. In November of 2014, the Company entered its first contract of this kind as explained in Note 4.

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

RESULTS OF CONTINUING OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the three and nine months ended September 30, 2015 and 2014, should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company's Form 10-K for the year ended December 31, 2014.

Liquidity and Capital Resources

As of September 30, 2015 and December 31, 2014, the Company had $8,891 and $1,345 in cash holdings, respectively.

Three months ended September 30, 2015, compared to the three months ended September 30, 2014

Revenue

The Company had gross revenues of $32,425 for the three months ended September 30, 2015, representing its share of revenue from its 50% working interest in the Joffre Property. This revenue comes from the first two oil wells in the Joffre Project which began producing during April of 2015. The Company's portion of the operational costs of processing, gathering and administering the oil wells in the Joffre Project amounted to $24,961, providing a realizable gross profit for the three months ended September 30, 2015, of $7,464. The Company did not have any revenue for the three months ended September 30, 2014.

Expenses

The Company's operating expenses increased by $6,627 to $196,123 for the three-month period ended September 30, 2015, from $189,496 in the corresponding period in 2014. The increase was mainly due to the increase of general and administrative expenses during the three-month period ended September 30, 2015, as compared to the three-month period ended September 30, 2014.

Net Loss

The Company incurred a net loss of $332,474 during the three-month period ended September 30, 2015, compared with a net loss of $238,767 for the three-month period ended September 30, 2014. The increase in net loss was mainly due to the items referred to in the analysis of operating expenses.

Nine months ended September 30, 2015, compared to the nine months ended September 30, 2014

Revenue

The Company had gross revenues of $64,448 for the nine months ended September 30, 2015, representing its share of revenue from its 50% working interest in the Joffre Property. This revenue comes from the first two oil wells in the Joffre Project which began producing during April of 2015. The Company's portion of the operational costs of processing, gathering and administering the first two oil wells in the Joffre Project amounted to $46,736, providing a realizable gross profit for the nine months ended September 30, 2015, of $17,712. The Company did not have any revenue for the nine months ended September 30, 2014.

Expenses

The Company's operating expenses increased by $112,237 to $533,833 for the nine-month period ended September 30, 2015, from $421,596 in the corresponding period in 2014. The increase was mainly due to the increase of general and administrative expenses and professional fees incurred during the nine-month period ended September 30, 2015, as compared to the nine-month period ended September 30, 2014.

Net Loss

The Company incurred a net loss of $738,685 during the nine-month period ended September 30, 2015, compared with a net loss of $559,662 for the nine-month period ended September 30, 2014. The increase in net loss was mainly due to the items referred to in the analysis of operating expenses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company's financial statements which requires it to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

Although these estimates are based on management's knowledge of current events and actions the Company may undertake in the future, the final results may ultimately differ from actual results. Certain accounting policies involve significant judgments and assumptions, which have a material impact on the Company's financial condition and results. Management believes its critical accounting policies reflect its most significant estimates and assumptions used in the presentation of the Company's financial statements. The Company's critical accounting policies include debt management and accounting for stock-based compensation. The Company does not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities."

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company does not currently maintain controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified by the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Company's Chief Executive Officer, the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015 have been evaluated, and, based upon this evaluation, the Company's Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Management and directors will continue to monitor and evaluate the effectiveness of the Company's internal controls and procedures and the Company's internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. There were no changes in Internal Control over Financial Reporting during the quarter ended September 30, 2015.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 3, 2015, the Company issued 421,571 restricted shares of common stock in settlement and cancellation of $30,000 of accrued payroll, and 2,000,000 and 872,871 restricted shares of common stock in settlement and cancellation of a total of $201,101 of amounts owed to directors.

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

VIKING INVESTMENTS GROUP, INC. (Registrant)

Date: November 20, 2015	By	/s/ Tom Simeo
Tom Simeo
Executive Chairman, Director and Treasurer

In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 20, 2015	By	/s/ Guangfeng Yang
Guangfeng Yang
Chief Financial Officer & Director

