Form 10-K
period 2015-12-31
VIKING INVESTMENTS GROUP, INC.
filed 2016-04-14
CIK 1102432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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

(212) 653 0946

(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "large accelerated filer, accelerated filer, and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2015, the aggregate market value of the shares of the Registrant's common equity held by non-affiliates was approximately $1,841,964, using the June 30, 2015 closing price of the Registrant's common stock of $0.254/share. Shares of the Registrant's common stock held by each executive officer and director and each by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be "affiliates" of the Registrant for purposes of the above calculation. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares of the Registrant's common stock outstanding as of April 4, 2016, was 30,333,993.

EXPLANATORY NOTE

The Company has not been able to have the auditor complete the audit of the financial statements for the year ended December 31, 2015.

The Company understands that this report is deficient because the annual financial statements contained in this report for the year ended December 31, 2015 have not been audited by an independent registered public accountant as required by rule 10 - 01(d) regulation S-X.  The Company understands that completion of an audit of its annual financial statements and the filing of an amendment will make this report current, although it will not be deemed timely for purposes of the rules governing eligibility to use registration statement on forms S-2 and S-3.  When the audit is complete, the Company will file an amendment to this report which will include the independent auditors' report and the required certifications of the Company's Principal Executive Officer and Principal Financial and Accounting Officer as required by sections 302 and 906 of the Sarbanes-Oxley Act.

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology like "believes," "anticipates," "expects," "estimates," "may," or similar terms. These statements appear in a number of places in this annual report and include statements regarding the Company's intent, belief or current expectations and those of its directors or officers with respect to, among other things:(i) trends affecting its financial condition or results of operations, (ii) its business and growth strategies, and (iii) its financing plans. You are cautioned that forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's need for additional capital, its history of losses, the intense competition the Company faces in its business, the fact that its stock is a "penny stock" and the other material risks described under "Risk Factors". The accompanying information contained in this annual report, including, without limitation, the information set forth under the heading "Item 1. Business" identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

2

PART I

Item 1.	Business

Viking Investments Group, Inc., is sometimes referred to hereinafter as "Viking Investments" or the "Company." The Company was incorporated under the laws of the State of Florida on May 3, 1989, and remained inactive until June 27, 1998. After several name changes, the Company merged with and into a wholly-owned subsidiary, SinoCubate, Inc., which was formed in the State of Nevada on September 11, 2008. The merger resulted in a change of name to SinoCubate, Inc., and a change in the state of incorporation of the Company to Nevada. On June 13, 2012, the Company changed its name to Viking Investments Group, Inc., and the Company's ticker symbol was changed to "VKIN."

The Company's business plan is to provide professional consulting services and engage in oil and gas operations. Relative to providing professional advisory and consulting services, the Company's focus is to help companies undergoing or anticipating periods of rapid growth, significant change or ownership transition, and when justified, provide staffing, financing, and/or providing operational support to such companies. Target companies must have superior management, intimate knowledge of their particular industry and a sound business plan, along with a desire and receptiveness for specific expertise to advance the company's business objectives. Viking's primary focus is directed toward North America, targeting various industries. Viking targets under-valued businesses with realistic appreciation potential and a defined exit strategy.

The Company's business plan as pertains to the oil and gas industry is to explore and develop oil and gas properties through collaborative partnerships with other companies in this field of endeavor. On March 8, 2016, the Company incorporated a wholly owned subsidiary, Viking Oil & Gas (Canada) ULC, in Alberta, Canada, to hold its Canadian oil and gas interests.

Viking Investments is neither an underwriter as the term is defined in Section 2(a)(11) of the Securities Act of 1933, nor an investment company pursuant to the Investment Company Act of 1940. Viking Investments is not an investment adviser pursuant to the Investment Advisers Act of 1940. Viking Investments is not registered with FINRA or SIPC.

Other Information

Neither the Company nor any of its subsidiaries engaged in any research and development activities during 2015. The Company does not manufacture any products or engage in any activity that requires compliance with environmental laws.

Employees

The Companyd employs four people (and retains outside consultants as needed) involved in business development, business analysis, financial consulting, web programming and designing, execution and support of the Company's business.

Reports to Securities Holders

The Company provides its annual report that includes its audited financial information to its shareholders upon written request. The Company also makes its financial information equally available to any interested parties or investors through compliance with the disclosure rules of the Exchange Act. The Company is subject to disclosure filing requirements including filing Form 10-K's annually and Form 10-Q's quarterly. In addition, the Company files Form 8-K and other proxy and information statements from time to time as required.

The public may read and copy any materials that the Company files with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A.	Risk Factors

The Company, as a smaller reporting company (as defined by Rule 12b-2 of the Exchange Act), is not required to furnish information required by this item. However, the following important factors among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-K or presented elsewhere by management from time to time.

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

Our independent accounting firm has added an explanatory paragraph to their audit opinion issued in connection with the financial statements. We cannot provide our shareholders any assurance that we will be able to raise sufficient funding from the generation of revenue, the sale of our common stock, or through financing to sustain the Company over the next twelve months. We do not have enough cash on hand to meet our obligations over the next twelve months. As discussed in Note 1 to our financial statements for the years ended December 31, 2015 and 2014, the facts that we have generally had net losses and a working capital deficiency raise substantial doubt about our ability to continue as a going concern.

Oil and gas price fluctuations in the market may adversely affect the results of our operations.

Our profitability, cash flows and the carrying value of our oil and natural gas properties are highly dependent upon the market prices of oil and natural gas. Substantially all of our sales of oil and natural gas, if any, are made in the spot market, or pursuant to contracts based on spot market prices, and not pursuant to long-term, fixed-price contracts. Accordingly, the prices received for our oil and natural gas production are dependent upon numerous factors beyond our control. These factors include the level of consumer product demand, governmental regulations and taxes, the price and availability of alternative fuels, the level of foreign imports of oil and natural gas and the overall economic environment.

Historically, the oil and natural gas markets have proven cyclical and volatile as a result of factors that are beyond our control. Any additional declines in oil and natural gas prices or any other unfavorable market conditions could have a material adverse effect on our financial condition.

Actual quantities of recoverable oil and gas reserves and future cash flows from those reserves most likely will vary from our estimates.

Estimating accumulations of oil and gas is complex. The process relies on interpretations of available geological, geophysical, engineering and production data. The extent, quality and reliability of this data can vary. The process also requires certain economic assumptions, some of which are mandated by the SEC, such as oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The accuracy of a reserve estimate is a function of:

•	the quality and quantity of available data;
•	the interpretation of that data;
•	the accuracy of various mandated economic assumptions; and
•	the judgment of the persons preparing the estimate.

Estimates of proved reserves prepared by others might differ materially from our estimates. Actual quantities of recoverable oil and gas reserves, future production, oil and gas prices, revenues, taxes, development expenditures and operating expenses most likely will vary from our estimates. Any significant variance could materially affect the quantities and net present value of our reserves. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development and prevailing oil and gas prices. Our reserves also may be susceptible to drainage by operators on adjacent properties.

Our operations will require significant expenditures of capital that may not be recovered.

We require significant expenditures of capital to locate and develop producing properties and to drill exploratory and exploitation wells. In conducting exploration, exploitation and development activities for a particular well, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause our exploration, exploitation, development and production activities to be unsuccessful, potentially resulting in abandonment of the well. This could result in a total loss of our investment. In addition, the cost and timing of drilling, completing and operating wells is difficult to predict.

Compliance with, or breach of, environmental laws can be costly and could limit our operations.

Our operations will be subject to numerous and frequently changing laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Any properties we might own for the exploration and production of oil and gas and the wastes disposed on these properties may be subject to the Comprehensive Environmental Response, Compensation and Liability Act, the Oil Pollution Act of 1990, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act, similar state laws, and similar Canadian laws. Under such laws, we could be required to remove or remediate previously released wastes or property contamination. Laws and regulations protecting the environment have generally become more stringent and may, in some cases, impose "strict liability" for environmental damage. Strict liability means that we may be held liable for damage without regard to whether we were negligent or otherwise at fault. Environmental laws and regulations may expose us to liability for the conduct of or conditions caused by others or for acts that were in compliance with all applicable laws at the time they were performed. Failure to comply with these laws and regulations may result in the imposition of administrative, civil and criminal penalties.

Although we believe that our operations are in substantial compliance with existing requirements of governmental bodies, our ability to conduct continued operations is subject to satisfying applicable regulatory and permitting controls. Our current permits and authorizations and ability to get future permits and authorizations may be susceptible on a going forward basis, to increased scrutiny, greater complexity resulting in increased costs, or delays in receiving appropriate authorizations.

We are subject to changing laws and regulations and other governmental actions that can significantly and adversely affect our business.

Federal, state, local, territorial and foreign laws and regulations relating to tax increases and retroactive tax claims, disallowance of tax credits and deductions, expropriation or nationalization of property, mandatory government participation, cancellation or amendment of contract rights, and changes in import and export regulations, limitations on access to exploration and development opportunities, as well as other political developments may adversely affect our operations.

The oil and gas we produce may not be readily marketable at the time of production.

Crude oil, natural gas, condensate and other oil and gas products are generally sold to other oil and gas companies, government agencies and other industries. The availability of ready markets for oil and gas that we might discover and the prices obtained for such oil and gas depend on many factors beyond our control, including:

•	the extent of local production and imports of oil and gas,
•	the proximity and capacity of pipelines and other transportation facilities,
•	fluctuating demand for oil and gas,
•	the marketing of competitive fuels, and
•	the effects of governmental regulation of oil and gas production and sales.

Natural gas associated with oil production is often not marketable due to demand or transportation limitations and is often flared at the producing well site. Pipeline facilities do not exist in certain areas of exploration and, therefore, we intend on utilizing trucks to transport any oil that is discovered.

The price of oil and natural gas has historically been volatile. If it were to decrease substantially, our projections, budgets and revenues would be adversely affected, potentially forcing us to make changes in our operations.

Our future financial condition, results of operations and the carrying value of any oil and natural gas interests we acquire will depend primarily upon the prices paid for oil and natural gas production. Oil and natural gas prices historically have been volatile and likely will continue to be volatile in the future, especially given current world geopolitical conditions. Our cash flows from operations are highly dependent on the prices that we receive for oil and natural gas. This price volatility also affects the amount of our cash flows available for capital expenditures and our ability to borrow money or raise additional capital. The prices for oil and natural gas are subject to a variety of additional factors that are beyond our control. These factors include:

•	the level of consumer demand for oil and natural gas;
•	the domestic and foreign supply of oil and natural gas;
•	the ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree to and maintain oil price and production controls;
•	the price of foreign oil and natural gas;
•	domestic governmental regulations and taxes;
•	the price and availability of alternative fuel sources;
•	weather conditions;
•	market uncertainty due to political conditions in oil and natural gas producing regions, including the Middle East; and
•	worldwide economic conditions.

These factors as well as the volatility of the energy markets generally make it extremely difficult to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices affect our revenues, and could reduce the amount of oil and natural gas that we can produce economically. Accordingly, such declines could have a material adverse effect on our financial condition, results of operations, oil and natural gas reserves and the carrying values of our oil and natural gas properties. If the oil and natural gas industry experiences significant price declines, we may be unable to make planned expenditures, among other things. If this were to happen, we may be forced to abandon or curtail our business operations, which would cause the value of an investment in us to decline in value, or become worthless.

Because of the inherent dangers involved in oil and gas operations, there is a risk that we may incur liability or damages as we conduct our business operations, which could force us to expend a substantial amount of money in connection with litigation and/or a settlement.

The oil and natural gas business involves a variety of operating hazards and risks such as well blowouts, pipe failures, casing collapse, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, spills, pollution, releases of toxic gas and other environmental hazards and risks. These hazards and risks could result in substantial losses to us from, among other things, injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties and suspension of operations. In addition, we may be liable for environmental damages caused by previous owners of property purchased and leased by us. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for exploration, development or acquisitions or result in the loss of our properties and/or force us to expend substantial monies in connection with litigation or settlements. We currently have no insurance to cover such losses and liabilities, and even if insurance is obtained, there can be no assurance that it will be adequate to cover any losses or liabilities. We cannot predict the availability of insurance or the availability of insurance at premium levels that justify our purchase. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect our financial condition and operations. We may elect to self-insure if management believes that the cost of insurance, although available, is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations, which could lead to any investment in us becoming worthless.

We may encounter operating hazards that may result in substantial losses.

We will be subject to operating hazards normally associated with the exploration and production of oil and gas, including hurricanes, blowouts, explosions, oil spills, cratering, pollution, earthquakes, labor disruptions and fires. The occurrence of any such operating hazards could result in substantial losses to us due to injury or loss of life and damage to or destruction of oil and gas wells, formations, production facilities or other properties. We do not maintain insurance coverage for matters that may adversely affect our operations, including war, terrorism, nuclear reactions, government fines, treatment of waste, blowout expenses, wind damage and business interruptions. Losses and liabilities arising from uninsured or underinsured events could reduce our revenues or increase our costs. There can be no assurance that any insurance we do obtain will be adequate to cover losses or liabilities associated with operational hazards. We cannot predict the continued availability of insurance, or its availability at premium levels that justify its purchase.

We face strong competition from larger oil and gas companies, which could result in adverse effects on our business.

The petroleum exploration and production business is highly competitive. Many of our competitors have substantially larger financial resources, staffs and facilities. Our competitors in the United States and Canada include numerous major oil and gas exploration and production companies. Additionally, other companies engaged in our line of business may compete with us from time to time in obtaining capital from investors. Competitors include larger companies which, in particular, may have access to greater resources, may be more successful in the recruitment and retention of qualified employees and may conduct their own refining and petroleum marketing operations, which may give them a competitive advantage. Actual or potential competitors may be strengthened through the acquisition of additional assets and interests. Additionally, there are numerous companies focusing their resources on creating fuels and/or materials which serve the same purpose as oil and gas, but are manufactured from renewable resources.

Our estimates of the volume of reserves could have flaws, or such reserves could turn out not to be commercially extractable. as a result, our future revenues and projections could be incorrect.

Estimates of reserves and of future net revenues prepared by different petroleum engineers may vary substantially depending, in part, on the assumptions made and may be subject to adjustment either up or down in the future. Our actual amounts of production, revenue, taxes, development expenditures, operating expenses, and quantities of recoverable oil and gas reserves may vary substantially from the estimates. Oil and gas reserve estimates are necessarily inexact and involve matters of subjective engineering judgment. In addition, any estimates of our future net revenues and the present value thereof are based on assumptions derived in part from historical price and cost information, which may not reflect current and future values, and/or other assumptions made by us that only represent our best estimates. If these estimates of quantities, prices and costs prove inaccurate, we may be unsuccessful in expanding our oil and gas reserves base with our acquisitions. Additionally, if declines in and instability of oil and gas prices occur, then write downs in the capitalized costs associated with any oil and gas assets we obtain may be required. Because of the nature of the estimates of our reserves and estimates in general, we can provide no assurance that reductions to our estimated proved oil and gas reserves and estimated future net revenues will not be required in the future, and/or that our estimated reserves will be present and/or commercially extractable. If our reserve estimates are incorrect, the value of our common stock could decrease and we may be forced to write down the capitalized costs of our oil and gas properties.

Our business will suffer if we cannot obtain or maintain necessary licenses.

Our operations will require licenses, permits and in some cases renewals of licenses and permits from various governmental authorities. Our, or our partners', ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to change in regulations and policies and to the discretion of the applicable governments, among other factors. Our inability to obtain, or our loss of or denial of extension of, any of these licenses or permits could hamper our ability to produce revenues from our operations.

Our operations are subject to various litigation that could have an adverse effect on our business.

From time to time we may become a defendant in various litigation matters. The nature of our operations exposes us to further possible litigation claims in the future. There is risk that any matter in litigation could be adversely decided against us regardless of our belief, opinion and position, which could have a material adverse effect on our financial condition and results of operations. Litigation is highly costly and the costs associated with defending litigation could also have a material adverse effect on our financial condition.

We may be affected by global climate change or by legal, regulatory, or market responses to such change.

The growing political and scientific sentiment is that increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere are influencing global weather patterns. Changing weather patterns, along with the increased frequency or duration of extreme weather conditions, could impact the availability or increase the cost to produce our products. Additionally, the sale of our products can be impacted by weather conditions.

Concern over climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting the greenhouse gas emissions. For example, proposals that would impose mandatory requirements on greenhouse gas emissions continue to be considered by policy makers in the provinces, states or territories we operate in. Laws enacted that directly or indirectly affect our oil and gas production could impact our business and financial results.

If oil or natural gas prices decrease or drilling efforts are unsuccessful, we may be required to record writedowns of our oil and natural gas properties.

We could be required to write down the carrying value of certain of our oil and natural gas properties. Writedowns may occur when oil and natural gas prices are low, or if we have downward adjustments to our estimated proved reserves, increases in our estimates of operating or development costs, deterioration in drilling results or mechanical problems with wells where the cost to redrill or repair is not supported by the expected economics.

Accounting rules require that the carrying value of oil and natural gas properties be periodically reviewed for possible impairment. Under the full cost method of accounting, capitalized oil and natural gas property costs less accumulated depletion, net of deferred income taxes, may not exceed a ceiling amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and natural gas reserves plus the cost of unproved properties not subject to amortization (without regard to estimates of fair value), or estimated fair value, if lower, of unproved properties that are subject to amortization. Should capitalized costs exceed this ceiling, which is tested on a quarterly basis, an impairment is recognized. While an impairment charge reflects our long-term ability to recover an investment, reduces our reported earnings and increases our leverage ratios, it does not impact cash or cash flow from operating activities.

Our future success depends on our ability to replace reserves that are produced.

Because the rate of production from oil and natural gas properties generally declines as reserves are depleted, our future success depends upon our ability to economically find or acquire and produce additional oil and natural gas reserves. Except to the extent that we acquire additional properties containing proved reserves, conduct successful exploration and development activities, or, through engineering studies, identify additional behind-pipe zones or secondary recovery reserves, our proved reserves will decline as our reserves are produced. Future oil and natural gas production, therefore, is highly dependent upon our level of success in acquiring or finding additional reserves that are economically recoverable. We cannot assure you that we will be able to find or acquire and develop additional reserves at an acceptable cost.

We may acquire significant amounts of unproved property to further our development efforts. Development and exploratory drilling and production activities are subject to many risks, including the risk that no commercially productive reservoirs will be discovered. We may acquire both proved and producing properties as well as undeveloped acreage that we believe will enhance growth potential and increase our earnings over time. However, we cannot assure you that all of these properties will contain economically viable reserves or that we will not abandon our initial investments. Additionally, we cannot assure you that unproved reserves or undeveloped acreage that we acquire will be profitably developed, that new wells drilled on our properties will be productive or that we will recover all or any portion of our investments in our properties and reserves.

Our lack of industry and geographical diversification may increase the risk of an investment in our company.

We operate in the oil and gas sector and our leases are in Alberta, Canada, Kansas, and Missouri. This lack of geographic diversification may make our holdings more sensitive to economic developments within a regional area, which may result in reduced rates of return or higher rates of default than might be incurred with a company that is more geographically diverse.

Our business depends on oil and natural gas transportation and processing facilities and other assets that are owned by third parties.

The marketability of our oil and natural gas depends in part on the availability, proximity and capacity of pipeline systems, processing facilities, oil trucking fleets and rail transportation assets owned by third parties. The lack of available capacity on these systems and facilities, whether as a result of proration, physical damage, scheduled maintenance or other reasons, could result in the delay or discontinuance of development plans for our properties. The curtailments arising from these and similar circumstances may last from a few days to several months.

Our leasehold acreage is subject to leases that will expire over the next several years unless production is established or maintained or the leases are extended.

Some of our acreage is currently held by production or held by operations, but some is not. Unless production in paying quantities is established or operations are commenced on units containing these latter leases during their terms, those leases may expire. Likewise, if we are unable to maintain production on acreage held by production or operations, those leases may expire. If our leases expire and we are unable to renew the leases, we will lose our right to develop or utilize the related properties.

Deficiencies of title to our leased interests could significantly affect our financial condition.

We, or our partners, often incur the expense of a title examination prior to acquiring oil and natural gas leases or undivided interests in oil and natural gas leases or other developed rights. If an examination of the title history of a property reveals that an oil or natural gas lease or other developed rights have been purchased in error from a person who is not the owner of the mineral interest desired, our interest would substantially decline in value or be eliminated. In such cases, the amount paid for such oil or natural gas lease or leases or other developed rights may be lost.

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

Need for Additional Financing

The Company currently has limited funds and the lack of additional funds may negatively impact the Company's ability to pursue its business strategy to conduct operations in the oil and gas industry and to acquire, invest in and/or provide professional advisory and consulting services to companies undergoing or anticipating periods of rapid growth. Even if the Company's funds prove to be sufficient to provide such services or to acquire an interest in, or complete a transaction with, an entity, the Company may not have enough capital to exploit the opportunity. The ultimate success of the Company may depend upon its ability to raise additional capital. The Company may investigate the availability, source, or terms that might govern the acquisition of additional capital but will not do so until it determines a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

Regulation of Penny Stocks

The Company's securities may be subject to a SEC rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth, or joint net worth with spouse, in excess of $1,000,000 excluding the value of the person's primary residence or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers in an offering to sell their securities in any market that might develop.

In addition, the SEC has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities Exchange Act of 1934, as amended or the Exchange Act. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules, the rules would apply to the Company and to its securities. The rules may further affect the ability of owners of shares to sell the securities of the Company in any market that might develop for them.

Shareholders should be aware that, according to SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

Lack of Operating History

Due to the numerous risks inherent in the implementation of a new business emphasis and plan, the Company must be regarded as a new or start-up venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

No Assurance of Success or Profitability

There is no assurance that the Company will be able to successfully implement its business plan and provide the contemplated services to its client companies. Even if the Company is successful in providing its services to its client companies, there is a risk that it will not generate revenues or profits, or that the market price of the Company's common stock will increase.

Impracticality of Exhaustive Investigation

The Company has limited operating funds, and this makes it impracticable for the Company to conduct a complete and exhaustive investigation and analysis of its opportunities. Decisions will therefore likely be made without detailed geotechnical reports, feasibility studies, independent analysis, market surveys and the like, which, if the Company had more funds available to it, would be desirable. The Company will be particularly dependent in making decisions upon information provided by third parties with interests in the transaction. A significant portion of the Company's available funds could be expended for investigative expenses and other preliminary expenses, and potential profits could therefore be lessened.

Lack of Diversification

Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into multiple areas will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

Reliance upon Financial Statements

The Company generally will require audited financial statements from companies with which it seeks to enter into a contractual arrangement. In cases where no audited financials are available, the Company will have to rely upon interim period unaudited information received from a prospective client company's management that has not been verified by outside auditors. The lack of the type of independent verification which audited financial statements would provide increases the risk that the Company, in evaluating a contractual arrangement with such a company, will not have the benefit of full and accurate information about the financial condition and recent interim operating history of that company. This risk increases the prospect that the contractual arrangement with such a company might prove to be an unfavorable one for the Company or the holders of the Company's securities.

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

Lack of Continuity in Management

The Company does not have any employment agreements with its Chief Executive Officer and President, Mr. Doris, and its Executive Chairman, Treasurer and former Chief Executive Officer, Mr. Simeo. As a result, there is no assurance that Mr. Doris or Mr. Simeo will continue to be associated with the Company in the future. In connection with future business opportunities, it is possible that Mr. Doris or Mr. Simeo may resign as an officer and director of the Company subject to compliance with Section 14f of the Exchange Act. A decision to resign will be based upon the identity of the business opportunity and the nature of the transaction and is likely to occur without the vote or consent of the stockholders of the Company.

No Independent Audit Committee

The Company does not have an independent Audit Committee of its Board of Directors. The entire Board of Directors functions as the Company's Audit Committee. The Sarbanes-Oxley Act of 2002, as amended or the SOX and rules and regulations adopted by the SEC to implement the SOX impose certain standards on listed companies relative to the maintenance and operations of Board of Directors Audit Committees, including but not limited to the requirement that Audit Committees be appointed, that membership of such committees comprise only independent directors, that a financial professional be among the membership of such committee and that such committee be afforded an adequate operating budget and be able to employ independent professional advisors. The SOX also requires that the Audit Committee oversee the work of a company's outside auditors and that the outside auditors be responsible to the Audit Committee. At this time, the Company is not in compliance with the requirements of the Sarbanes-Oxley Act as they relate to independent Board of Directors Audit Committees. The Company believes that under rules and regulations adopted by the SEC to implement these provisions of the SOX it is not required to comply with its requirements relating to the appointment of an Audit Committee of its Board of Directors and conforming with the enumerated standards and guidelines because the Company is not a "Listed Company" as defined therein. Notwithstanding, the Company may ultimately be determined not to be in compliance therewith and may therefore face penalties and restrictions on its operations until it comes into full compliance. Additionally, the Company's failure to comply with the provisions of the SOX could preclude it from being listed on NASDAQ or any other stock exchanges until it can show that it is in compliance. The Company's failure to be in compliance with the SOX could also present an impediment to a potential business combination where the target company intends that the Company apply for listing on NASDAQ or any other applicable stock exchanges.

Indemnification of Officers and Directors

Nevada law provides for the indemnification of the Company's directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the Company if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company which it may be unable to recoup.

Dependence upon Outside Advisors

To supplement the Company's officers, directors and principal shareholders, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the Company without any input from stockholders. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to the Company. In the event the Company considers it necessary to hire outside advisors, such persons may be affiliates of the Company, if they are able to provide the required services.

No Foreseeable Dividends

The Company has not paid dividends on its common stock and does not anticipate paying such dividends in the foreseeable future.

Loss of Control by Present Management and Shareholders

The Company may consider, as consideration for future business opportunities, an amount of the Company's authorized but unissued common stock that would, upon issuance, represent the great majority of the voting power and equity of the Company. The result would be that another company's stockholders and management would control the Company, and the Company's Board of Directors and management could be replaced by persons unknown at this time. Such a merger would result in a greatly reduced percentage of ownership of the Company by its current shareholders.

Rule 144 Sales

The majority of the outstanding shares of common stock held by present stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. A sale under Rule 144 or under any exemption from the Securities Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the Company's common stock.

Statement Regarding Unaudited Financial Information

The unaudited financial information included in this filing is preliminary and subject to adjustments and modifications. The audit of the financial statements and related notes to be included in this current 10-K Report for the year ended December 31, 2015 is still in progress. Adjustments and modifications to the financial statements may be identified during the course of this audit work, which could result in significant differences from this preliminary unaudited financial information.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company leases office space on a month-to-month basis at 1330 Avenue of the Americas, Suite 23 A, New York, New York, 10019.

On November 3, 2014, the Company entered into a Purchase and Sale, Petroleum and Natural Gas Conveyance Agreement (the "Agreement"), with Tanager Energy Inc., a Canadian corporation listed on the TSX Venture Exchange as a Tier 2 company and trading under the stock symbol "TAN" ("Tanager Energy"). Pursuant to the Agreement, the Company acquired a 50% working interest in the Joffre oil and gas property located in Alberta, Canada (the "Joffre Property"). On or about March 30, 2016, the working interest was registered in the name of the Company's wholly owned subsidiary, Viking Oil & Gas (Canada) ULC.

As of December 31, 2015, this property consists of one oil well producing from the Leduc Formation, three suspended oil wells, one abandoned oil well, and a suspended water injector.

Information with regard to oil and gas producing activities follows:

1.       Disclosure of Reserves

Reserves are estimated remaining quantities of oil and natural gas and related substances anticipated to be recoverable from known accumulations, as of a given date, based on: the analysis of drilling, geological, geophysical, and engineering data; the use of established technology; and specified economic conditions, which are generally accepted as being reasonable. Reserves are further classified in accordance with the level of certainty associated with the estimates.

Oil and Gas Reserves as of December 31, 2015

	Oil	Natural Gas	Natural Gas Liquids	Barrels of Oil Equivalent
	(Mbbl)	(MMcf)	(Mbbl)	(Mboe)
Proved
Developed - Producing	18.2	49.6	2.1	28.6
Developed - Non-Producing	225.8	977.5	40.6	429.3
Undeveloped	-	-	-	-
Total Proved	244.0	1,027.1	42.7	457.9
Probable	201.6	865.9	35.9	381.9
Total Proved plus Probable	445.6	1,893.0	78.6	839.8

Mbbl = thousands of barrels
MMcf = millions of cubic feet
Mboe - thousands of barrels of oil equivalent

2.       Disclosure of Oil and Gas Production and Sales

Oil and Gas Production and Sales by geographic area for the years ended December 31, 2015 and 2014

	Geographic	Unit of	December 31,
	Area	Measure	2015	2014

Production
Oil	Canada	Barrels	1,707	-
Natural Gas	Canada	Mcf	8,140	-
Natural Gas Liquids	Canada	Barrels	849	-
Sulphur	Canada	Tonnes	36	-

Sales
Oil	Canada	Barrels	1,639	-
Natural Gas	Canada	Mcf	5,404	-
Natural Gas Liquids	Canada	Barrels	849	-
Sulphur	Canada	Tonnes	36	-

Mcf = thousands of cubic feet
Tonnes = Metric tons

Item 3.	Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2015, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no "established trading market" for shares of the Company's common stock. As of December 31, 2015, the Company's common stock was quoted on OTC Markets Group's OTCQB under the symbol "VKIN." No assurance can be given that any "established trading market" for the Company's common stock will develop or be maintained.

The range of high and low closing bid quotations for the Company's common stock during each quarter of the calendar years ended December 31 2015 and 2014, is shown below, as quoted by http://finance.yahoo.com. Prices are inter-dealer quotations, without retail mark-up, markdown or commissions and may not represent actual transactions.

Stock Quotations

Quarter Ended	High	Low
March 31, 2014	0.20	0.05
June 30, 2014	0.60	0.19
September 30, 2014	0.51	0.15
December 31, 2014	0.40	0.03
March 31, 2015	0.40	0.06
June 30, 2015	0.40	0.06
September 30, 2015	0.28	0.06
December 31, 2015	0.23	0.06

The future sale of the Company's presently outstanding "unregistered" and "restricted" common stock by present members of management and persons who own more than five percent of the Company's outstanding voting securities may have an adverse effect on any "established trading market" that may develop in the shares of the Company's common stock.

Holders

As of December 31, 2015, the Company had 76 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The Company does not know the beneficial owners of such shares.

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

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended or the Reform Act. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earning, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions of performance; and statements of belief; and any statements of assumptions underlying any of the foregoing. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's ability to raise capital and the terms thereof; and other factors referenced in the Form 10-K.

The use in this Form 10-K of such words as "believes", "plans", "anticipates", "expects", "intends", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements present the Company's estimates and assumptions only as of the date of this report. Except for the Company's ongoing obligation to disclose material information as required by the federal securities laws, the Company does not intend, and undertakes no obligation, to update any forward-looking statements.

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

Liquidity and Capital Resources

Working Capital:	December 31,
	2015	2014

Current Assets	$252,865	$1,345
Current Liabilities	$996,697	$481,902
Asset retirement obligation	$416,246	$-
Working Capital (deficit)	$(743,832)	$(480,557)

Cash Flows:	Years Ended December 31,
	2015	2014

Net Cash Provided by (Used in) Operating Activities	$(455,453)	$(370,800)
Net Cash Provided by (Used in) Investing Activities	$(77,158)	$(549,811)
Net Cash Provided by (Used in) Financing Activities	$561,851	$909,666
Increase (Decrease) in Cash during the Period	$29,240	$(10,894)
Cash and Cash Equivalents, End of Period	$30,585	$1345

The Company had current assets of $252,865 during the fiscal year ended December 31, 2015, as compared to $1,345 in the comparable period in 2014. The Company had current liabilities of $996,697 during the year ended December 31, 2015, as compared to $481,902 in the comparable period in 2014. The increase is mainly due to an increase in other payables, amounts due to directors and new convertible debt. The Company had a working capital deficit of $743,832 due to an influx of cash from an increase in borrowing from directors and new convertible debt during the fiscal year ended December 31, 2015, as compared to a working capital deficit in December 31, 2014, of $480,557.

Cash used in operating activities increased to ($455,453) during the fiscal year ended December 31, 2015, as compared to ($370,800) in the comparable period in 2014. The increase was mostly due to increased expenses.

Cash from financing activities decreased to $561,851 during the fiscal year ended December 31, 2015 as compared to 909,666 in the comparable period in 2014. The decrease was mostly due to the Company not issuing units during 2015 and generating less cash through convertible, as well as the borrowings from directors.

Cash used in investing activities decreased to ($77,158) during the fiscal year ended December 31, 2015, as compared to ($549,811) in the comparable period in 2014. The decrease is a result of the Company having accomplished the purchase of 1,256,593 and 2,187,500 units of Tanager Energy Inc. ("Tanager"), a Canadian mining company listed on the Canadian TSX Venture Exchange as a Tier 2 company and trading under the stock symbol "TAN," at a price of C$0.08 per unit during 2014. On November 3, 2014, the Company entered into a Purchase and Sale, Petroleum and Natural Gas Conveyance Agreement (the "Agreement"), with Tanager Energy. Pursuant to the Agreement, the Company is entitled to receive a 50% working interest in the Joffre oil and gas property located in Alberta, Canada (the "Joffre Property"). On November 4, 2014, the Company closed the transaction by paying Tanager US$302,367, with US$52,801 (C$60,000) payable as of December 31, 2014, which was paid in January of 2015.

Tanager owns the remaining 50% working interest in the Joffre Property and operates and manages the property in accordance with an operating agreement pursuant to the Canadian Association of Petroleum Landman Operating Procedure. The proceeds were to be used by Tanager to complete and place on production the first of four suspended Devonian oil wells in the Joffre D-3 B oil pool (the "Joffre Project"). In April 2015, the Company advanced to Tanager, an additional $153,877 (C$190,000) as an investment in the second well in the Joffre D-3 oil pool. On or about March 30, 2016, the working interest was registered in the name of the Company's wholly owned subsidiary, Viking Oil & Gas (Canada) ULC.

Revenue

The Company had gross revenues of $95,924 for the year ended December 31, 2015, representing its share of revenue from its 50% working interest in the Joffre Property. This revenue comes from the first two oil wells in the Joffre Project which began producing during April of 2015. The Company's portion of the operational costs of processing, gathering and administering the oil wells in the Joffre Project amounted to $49,965, providing a realizable gross profit for the year ended December 31, 2015, of $45,959. The Company did not have any revenue for the year ended December 31, 2014.

Expenses

The Company's operating expenses increased by $87,788 to $654,439 for the year ended December 31, 2015, from $566,651 for the year ended December 31, 2014. This increase was mainly due to the increase of general and administrative expenses and stock compensation incurred during the year ended December 31, 2015, as compared to the year ended December 31, 2014.

Net Loss

The Company incurred a net loss of $892,962 for the year ended December 31, 2015, as compared to a net loss of $830,737 for the year ended December 31, 2014. The increase in net loss was mainly due to the items referred to in the analysis of expenses.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in the Company's securities.

Seasonality

The Company' operating results are not affected by seasonality.

Inflation

The Company's business and operating results are not affected in any material way by inflation.

Subsequent Events

On February 23, 2016, the Company closed on the acquisition of working interests (Net Revenue Interests from 80 to 87%) in four leases with access to the mineral rights (oil and gas) concerning approximately 281 acres of property in Miami and Franklin Counties in eastern Kansas. This project produces oil from the Cherokee formation at a depth of approximately 600 feet. These leases offer the potential for several future drilling locations. The purchase includes an undivided interest in all oil and gas wells, equipment, fixtures and other personal property located upon the leased properties and used in connection with oil and gas operations upon the leases attributable to the working interests purchased by the Company. The effective date of the acquisitions is February 1, 2016, so the Company was entitled to net revenues from its share of production as of such date.

As consideration for this transaction, the Company made a cash payment of $1,305,000 at closing to the vendors and issued a promissory note in the amount of $45,000. The note bears interest at a rate of 0% per annum and was due at the end of February. The Company also agreed to issue the vendors 4,500,000 shares of common stock.

Immediately prior to the above-noted acquisition, the Company also purchased a 100% working interest (Net Revenue Interest of 83%) in: (i) three leases with access to the mineral rights (oil and gas) concerning approximately 270 acres of property in Miami and Franklin Counties in eastern Kansas; and (ii) 31 leases with access to the mineral rights (oil and gas) concerning approximately 5,500 acres of property in Cass and Bates Counties in Missouri. The purchase includes an undivided interest in all oil and gas wells, equipment, fixtures and other personal property located upon the leased properties and used in connection with oil and gas operations upon the leases attributable to the working interests purchased by Viking. As consideration for this transaction, Viking agreed to issue the vendors 5,150,000 shares of common stock of Viking.

To facilitate these acquisitions, the Company borrowed $1,450,000 from private lenders pursuant to a 15% Senior Secured Convertible Promissory Note (the "Note"), arranged through a licensed broker/dealer, with the primary terms of the loan being as follows: (i) Term – 6 months; (ii) Rate – 15% per annum; (iii) Security – 1st ranking charge against company assets pursuant to a Security and Pledge Agreement (the "Security Agreement"); (iv) Conversion – the lenders have a right to convert all or part of the note into common stock of Viking at a price of $0.15 per share, subject to certain ownership restrictions; and (v) Warrants – the lenders were given an option to purchase, within the next 5 years, 3,750,000 shares of common stock of Viking at an exercise price of $0.20 per share pursuant to a Common Stock Purchase Warrant. Viking's CEO and director, James Doris, also personally guaranteed repayment of the loan and granted the lenders a security interest in his assets.

The foregoing descriptions of the terms of the Note, Security Agreement and Warrant are qualified in their entirety by the full text of such agreements, the form of which Note, Security Agreement and Warrant are incorporated by reference in and to Exhibits 99.3, 99.4, and 99.5 hereto.

Critical Accounting Policies

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company, as a smaller reporting company (as defined by Rule 12b-2 of the Exchange Act), is not required to furnish information required by this item.

Item 8. Financial Statements and Supplementary Data

VIKING INVESTMENTS GROUP, INC.

Consolidated Balance Sheets

As at December 31, 2015 and 2014

(Amounts expressed in US dollars)

	December 31
	2015	2014
ASSETS	(unaudited)
CURRENT ASSETS
Cash	$30,585	$1,345
Other receivable – joint venture	76,719	-
Prepaid expenses	145,561	-
Total current assets	252,865	1,345
Long term investment	87,156	68,128
Petroleum and natural gas rights – net	818,230	355,168
Loan costs	11,458
TOTAL ASSETS	$1,169,709	$424,641

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Other payable	$81,700	$116,149
Accounts payable	118,649	39,314
Derivative liability	154,297	-
Amount due to directors	614,991	326,439
Convertible notes	27,060	-
Total current liabilities	996,697	481,902
Asset retirement obligation	416,246	-
TOTAL LIABILITIES	1,412,943	481,902

STOCKHOLDERS' EQUITY (DEFICIENCY)
Capital Stock
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 28,092 shares issued and outstanding as of December 31, 2015 and 2014	28	28

Common stock, $0.001 par value, 100,000,000 shares
Authorized, 30,333,993 shares issued and outstanding
as of December 31, 2015, 24,094,551 shares issued and
outstanding as of December 31, 2014	30,334	24,095
Shares to be issued	-	675
Additional Paid-In Capital	7,864,085	7,162,660
Deficit	(7,979,257)	(7,067,267)
Accumulated other comprehensive income (loss)	(158,424)	(177,452)
TOTAL STOCKHOLDERS' DEFICIENCY	(243,234)	(57,261)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,169,709	$424,641

The accompanying notes are an integral part of these consolidated financial statements

VIKING INVESTMENTS GROUP, INC.

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2015 and 2014

(Amounts expressed in US dollars)

	For the Years Ended December 31,
	2015	2014
	(unaudited)

Revenue	$95,924	$-
Direct costs	49,965	-
Gross profit	45,959	-

Operating expenses
General and administrative expenses	211,470	42,596
Stock based compensation	108,000	189,167
Professional fees	212,964	61,620
Rent	18,653	18,608
Wages	69,000	249,607
Amortization and depreciation	34,352	5,053
Total operating expenses	654,439	566,651
Loss from operations	(608,480)	(566,651)
Interest expense	(297,824)	-
Derivative loss	(5,686)	-
Change in fair value of convertible notes	-	(96,748)
Gain on extinguishment of debt	-	9,485
Other income	-	2,440
Net loss	(911,990)	(651,474)

Unrealized gain on securities available-for-sale	19,028	(179,316)
Foreign currency translation adjustment	-	53

Comprehensive loss	$(892,962)	$(830,737)

Loss per weighted average number of common shares outstanding – basic and diluted	(0.03)	(0.03)
Weighted average number of common
shares outstanding – basic and diluted	26,767,594	24,094,551

The accompanying notes are an integral part of these consolidated financial statements

VIKING INVESTMENTS GROUP, INC.

Consolidated Statement Of Cash Flows

(Amounts expressed in US dollars)

	For the Years Ended December 31,
	2015	2014
	(unaudited)
Cash flows from operating activities:
Net loss	$(911,990)	$(651,474)
Adjustments to reconcile net loss to cash used in operating activities:
Derivative loss	5,686	-
Change in fair value of convertible notes		96,748
Gain on extinguishment of debt		(9,485)
Stock based compensation	108,000	189,167
Amortization and depreciation	34,352	5,053
Amortization of debt discount	183,060	-
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	79,335	(123,734)
Increase (decrease) in other payables	103,384	113,284
(Increase) decrease in prepaid expenses and deposits	19,439	9,641
(Increase) decrease in other receivable	(76,719)	-
Net cash used in operating activities	(455,453)	(370,800)

Cash flows from investing activities:
Investment in Tanager Energy	-	(247,444)
Investment in petroleum and natural gas rights	(77,158)	(302,367)
Net cash used in investing activities	(77,158)	(549,811)

Cash flows from financing activities:
Amounts due to Directors	444,652	248,724
Payment of investment obligation	(52,801)	-
Proceeds from issuance of units	-	607,942
Proceeds from convertible notes	369,000	53,000
Repayment of convertible notes	(199,000)	-
Net cash provided by financing activities	561,851	909,666

Effect of exchange rate changes on cash	-	51

Net decrease in cash	29,240	(10,894)
Cash at beginning of year	1,345	12,239
Cash at ending of year	$30,585	$1,345
Supplemental Cash Flow Information:
Cash paid for:
Interest	$80,901	$-
Income taxes	$-	$-
Non-Cash transactions
Conversion of debt to equity	$252,101	$188,007
Accounting for asset retirement cost and obligation	$406,214	$-
Stock issued as prepayment for consulting services	$165,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.

Consolidated Statement of Changes in Stockholders' Deficiency (unaudited)

(Amounts expressed in US dollars)

	Common Stock		Shares to be issued		Preferred Stock		Additional Paid-in	Accumulated Other Comprehensive		Total Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Capital	Income	Deficit	Deficiency
		$		$	$	$	$	$	$	$
Balances at December 31, 2013	18,758,657	18,760	-	-	28,092	28	6,116,054	1,811	(6,415,793)	(279,140)
Issuance of new shares for legal services	1,406,331	1,406	-	-	-	-	187,761	-	-	189,167
Issuance of new shares to investors	2,330,534	2,331	-	-	-	-	605,611	-	-	607,942
Shares to be issued to investors	-	-	675,000	675	-	-	66,825	-	-	67,500
Issuance of new shares– convertible notes	1,599,029	1,598	-	-	-	-	186,409	-	-	188,007
Unrealized loss on securities available-for-sale	-	-	-	-	-	-	-	(179,316)	-	(179,316)
Foreign currency translation adjustment	-	-	-	-	-	-	-	53	-	53
Net loss for the year ended December 31, 2014	-	-	-	-	-	-	-	-	(651,474)	(651,474)
Balances at December 31, 2014	24,094,551	24,095	675,000	675	28,092	28	7,162,660	(177,452)	(7,067,267)	(57,261)
Issuance of convertible debt	-	-	-	-	-	-	330,500	-	-	330,500
Derivative liability	-	-	-	-	-	-	(286,839)	-	-	(286,839)
Shares issued to investors	675,000	675	(675,000)	(675)	-	-	-	-	-	-
Issuance of new shares in satisfaction of debt	3,294,442	3,294	-	-	-	-	227,807	-	-	231,101
Issuance of new shares for consulting services	720,000	720	-	-	-	-	107,280	-	-	108,000
Derivative liability adjustment	-	-	-	-	-	-	138,227	-	-	138,227
Issuance of new shares as prepayment for consulting services	1,000,000	1,000	-	-	-	-	164,000	-	-	165,000
Issuance of new shares – convertible debt	550,000	550	-	-	-	-	20,450	-	-	21,000
Unrealized gain on securities available-for-sale	-	-	-	-	-	-	-	19,028	-	19,028
Net loss for the year ended December 31, 2015	-	-	-	-	-	-	-	-	(911,990)	(911,990)
Balances at December 31, 2015	30,333,993	30,334	-	-	28,092	28	7,864,085	(158,424)	(7,979,257)	(243,234)

The accompanying notes are an integral part of these consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

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

The Company's business plan as it pertains to the oil and gas industry is to explore and develop oil and gas properties through collaborative partnerships with other companies in this field of endeavor. In November of 2014, the Company entered its first contract of this kind as explained in Note 4.

Viking Investments is neither an underwriter as the term is defined in Section 2(a)(11) of the Securities Act of 1933, nor an investment company pursuant to the Investment Company Act of 1940. Viking Investments is not an investment adviser pursuant to the Investment Advisers Act of 1940. Viking Investments is not registered with FINRA or SIPC.

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net loss of $892,962 and $830,737 for the years ended December 31, 2015 and December 31, 2014, respectively. The Company had a working capital deficiency in the amount of $743,832 as of December 31, 2015. The Company had accumulated a negative shareholders' deficiency of $243,234 as of December 31, 2015, and a negative shareholders' deficiency of $57,261 as of December 31, 2014. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however, there is no assurance of additional funding being available. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

Note 2	Summary of Significant Accounting Policies

a)	Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in United States ("US GAAP") and are expressed in U.S. dollars. The Company's fiscal year-end is December 31.

The foregoing audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for consolidated financial information and with the instructions to Form 10-K as promulgated by the Securities and Exchange Commission (the "SEC"). Accordingly, these consolidated financial statements include all of the disclosures required by generally accepted accounting principles for complete consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

(Amounts expressed in US dollars)

b)	Basis of Consolidation

The financial statements presented herein reflect the consolidated financial results of the Company and its wholly owned subsidiary, Viking Investments Group LLC, a Delaware limited liability company through December 2, 2015, when the Company sold for $1, all of its ownership interest to its member interest in Viking Investments Group LLC to Tom Simeo, the Company's Chairman. Viking Investments Group, LLC was never an operational entity, did not have any assets, liabilities, or operations, and therefore is not presented as a discontinued operation.

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

•	Level 3: inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets and liabilities measured at fair value as of December 31, 2015 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial Assets
Long term investment	$87,156	$-	$-	$19,028
Petroleum and natural gas rights - net	-	-	818,230	-
	$87,156	$-	$818,230	$19,028

Financial liabilities
Derivative liabilities	$-	$154,297	$-	$(5,686)
	$-	$154,297	$-	$(5,686)

VIKING INVESTMENTS GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

(Amounts expressed in US dollars)

e)	Cash

Cash includes bank deposits and cash on hand.

f)	Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and, adjusted by any effects of warrants and options outstanding, if dilutive, that may add to the number of common shares during the period. There were no common stock equivalent shares outstanding at December 31, 2015 and 2014 that have been included in the diluted loss per share calculation as the effects would have been anti-dilutive.

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

FASB ASC 220 "Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. For the fiscal years ended December 31, 2015 and 2014, comprehensive loss was $892,962 and $830,737, respectively.

i)	Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 ("ASC 740-10-25"). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets likely. The Company did not incur any material impact to its financial condition or results of operations due to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is subject to U.S federal jurisdiction income tax examinations for the tax years 2007 through 2015. In addition, the Company is subject to state and local income tax examinations for the tax years 2007 through 2015.

VIKING INVESTMENTS GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

(Amounts expressed in US dollars)

j)	Stock-Based Compensation

The Company may issue stock options to employees and stock options or warrants to non-employees in non-capital raising transactions for services and for financing costs. The Company has adopted ASC Topic 718 (formerly SFAS 123R), "Accounting for Stock-Based Compensation", which establishes a fair value method of accounting for stock-based compensation plans. In accordance with guidance now incorporated in ASC Topic 718, the cost of stock options and warrants issued to employees and non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

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

As at December 31, 2015 and 2014, the Company had no trading and held-to-maturity securities.

On September 9, 2014, the Company subscribed for 1,265,593 units of Tanager Energy Inc. ("Tanager"), a Canadian mining company listed on the Canadian TSX Venture Exchange as a Tier 2 company and trading under the stock symbol "TAN," at a price of C$0.08 per unit. Each unit consists of one share of Tanager's common stock and one warrant. Each warrant entitles the Company to subscribe for one additional Common Share at a price of C$0.15 at any time until October 5, 2016. The Warrants expire on October 5, 2016. The total price for the units subscribed is C$101,247.47. The Company paid US$92,000, which was equivalent to C$101,247.47 on September 11, 2014.

VIKING INVESTMENTS GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

(Amounts expressed in US dollars)

On October 6, 2014, the Company subscribed for an additional 2,187,500 units of Tanager at a price of C$0.08 per unit. Each unit consists of one share of Tanager's common stock and one warrant. Each warrant entitles the Company to subscribe for one additional Common Share at a price of $ 0.15 at any time until October 5, 2016. The Warrants expire on October 5, 2016. The total price for the units subscribed is C$175,000. The Company paid US$155,444, which was equivalent to C$175,000 on October 17, 2014.

The Company's investment in Tanager is considered as "available-for-sale" securities, and an unrealized gain of $19,028 was recorded in other comprehensive income for the year ended December 31, 2015.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the year ended December 31, 2015 and 2014.

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

VIKING INVESTMENTS GROUP, INC.

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

The following table describes the changes in the Company's asset retirement obligations for the year ended December 31, 2015:

Asset retirement obligation at December 31, 2014	$-
Liability recorded on July 1, 2015 with adoption of SFAS 143	406,214
Accretion expense	10,032

Asset retirement obligation at December 31, 2015	$416,246

VIKING INVESTMENTS GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

(Amounts expressed in US dollars)

q)	Recently Adopted Accounting Pronouncements

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

During April 2015, the Company made an advance to Tanager Energy Inc., in conjunction with a joint investment in the second oil well of the Joffre Project (as defined and described in Note 4). As of December 31, 2015, the balance owed by Tanager to the Company is $76,719, which is shown as "Other receivable – joint venture" on the balance sheet.

On June 5, 2015, the Company authorized and approved the issuance of 2,000,000 and 872,871 restricted shares of common stock in settlement and cancellation of a total of $201,101 of amounts owed to directors, at a cost basis of $0.07 per share.

During the year ended December 31, 2015, the Company's Executive Chairman and Director, Tom Simeo, accrued payroll and made advances to the Company in the amount of $56,692 in order to provide the Company with funds to carry on its operations. These accruals and advances do not bear interest, are unsecured and have no specific terms of repayment. As of December 31, 2015, the net amount due to Mr. Simeo for accrued payroll and expenses paid on behalf of the Company is $37,159. The Company has not imputed interest as the amount is deemed immaterial.

During the year ended December 31, 2015, the Company's CEO and Director, James Doris, incurred expenses on behalf of, and made net advances to the Company in the amount of $128,770 in order to provide the Company with funds to carry on its operations. These advances do not bear interest, are unsecured and have no specific terms of repayment. The Company has not imputed interest as the amount is deemed immaterial. Additionally, Mr. Doris made several loans to the Company totaling $359,336, all accruing interest at 12%, and payable on demand. As of December 31, 2015, the total amount due to Mr. Doris for advances and expenses paid on behalf of the Company and loans is $577,832. Accrued interest of $20,401 is included in other payables at December 31, 2015.

As at December 31, 2014, the net amount due to Mr. Simeo for accrued payroll and payment of certain expenses on behalf of the Company was $236,713. The balance is non-interest bearing, has no fixed term of repayment and is payable on demand.

As at December 31, 2014, the amount due to Mr. Doris for the expenses paid on behalf of the Company was $89,726. The balance is non-interest bearing, has no fixed term of repayment and is payable on demand.

The following table reflects the balances of related- parties' transactions as of December 31, 2015 and 2014:

	Years ended
	December 31,
	2015	2014
Due to Mr. Tom Simeo	$37,159	$236,713
Due to Mr. James A. Doris – advances	218,496	89,726
Due to Mr. James A. Doris – demand loans	359,336	-
	$614,991	$326,439

VIKING INVESTMENTS GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

(Amounts expressed in US dollars)

Note 4.	Petroleum and natural gas rights

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

The Company's petroleum and natural gas rights are recorded at cost as of December 31, 2015. The Company will assess the impairment by comparing the estimated future undiscounted cash flows derived from these rights to the carrying value. Any impairment loss will be recorded in the income statements for the future reporting period(s).

Note 5.	Income Tax

a)	Current income tax

The income tax expense is reconciled as below:

	2015	2014

Net Loss	$911,990	$651,474
Statutory tax rate	35%	35%
Income Tax at Statutory tax rate	319,197	228,016
Non-deductible expenses	(94,658)	(278,368)
Change in valuation allowance	224,539	50,352
Total tax expenses	-	-

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

No provision for income taxes has been provided in these consolidated financial statements due to the net loss for the years ended December 31, 2015 and 2014. The net operating loss will expire at various times to December 31, 2033. The taxation years of 2013, 2014, and 2015 are open for review by the related state and federal regulatory authorities.

VIKING INVESTMENTS GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

(Amounts expressed in US dollars)

b)	Deferred tax

	2015	2014

Non-capital losses carried forward	$3,913,634	$3,096,302
Statutory tax rate	35%	35%
Income Tax at Statutory tax rate	1,369,772	1,083,706
Valuation allowance	(1,369,772	(1,083,706)

Note 6.	Capital Stock and Additional Paid-in Capital

	December 31, 2015 Number of shares			December 31, 2014 Number of shares
	Authorized	Outstanding	Amount	Authorized	Outstanding	Amount

Capital Stock			$			$

Preferred stock, $0.001 par value	5,000,000	28,092	28	5,000,000	28,092	28
Common stock, $0.001 par value	100,000,000	30,333,993	30,334	100,000,000	24,094,551	24,095
Common shares to be issued		-0	-		675,000	675
Additional Paid-in Capital			7,864,085			7,162,660

(a)	Preferred Stock

The Company is authorized to issue 5,000,000 shares of Series C Preferred Stock, par value $0.001 per share (the "Preferred Stock").

On October 3, 2012, the Company issued 28,092 shares of Series C Preferred Stock to Tom Simeo in exchange for the return of the equal amount of shares of common stock, owned by Tom Simeo, deposited in a brokerage account, to the Company for cancellation. On or about September 1, 2015, Tom Simeo instructed the Company's Stock Transfer Agent, VStock Transfer LLC, to cancel stock certificate number 3032, representing 28,092 shares of common stock, in consideration for the missing 28,092 shares of common stock. Neither the common stock, nor the preferred stock, were assessed any value.

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

VIKING INVESTMENTS GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

(Amounts expressed in US dollars)

Each share of Series C Preferred Stock shall be convertible, at the option of the holder thereof, at any time after the date of issuance of such share, at the office of the Corporation or any transfer agent for such stock, into one share of fully paid and non-assessable common stock (the "Conversion Rate").

On July 16, 2015, Tom Simeo, Executive Chairman, and a director of the Company, who owned 28,092 shares of the Company's Series C Preferred Stock (the "Shares"), transferred 50% (14,046) of the Shares to James A. Doris, President, CEO and a director of the Company in consideration of the purchase price of $10,000, paid from the personal funds of Mr. Doris. Mr. Simeo retained 14,046 shares of the Company's Series C Preferred Stock, and no other shares of Series C Preferred Stock are issued or outstanding. Since each of the preferred shares entitles the holder to 2,000 votes per share, Mr. Simeo and Mr. Doris effectively control the Company jointly, neither of them solely controls the Company, and the transfer of the preferred shares constituted a change of control of the Company.

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

On October 30, 2014, the Company sold 622,665 units to Diana Dodge ("Dodge") at a purchase price of $0.20 per unit. Each unit consisted of one share of the Company's common stock, $0.001 par value per share, and one warrant. Each warrant entitled the holder to purchase one share of the Company's common shares at an exercise price of $0.20 per share, was exercisable immediately, and has a term of exercise through October 30, 2015. The total proceeds of $124,533 were paid by on October 30, 2014. The Company approved the issuance of 622,665 restricted shares of the Company's common stock to Dodge on November 5, 2014.

VIKING INVESTMENTS GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

(Amounts expressed in US dollars)

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

In May 2015, the Company authorized and approved the issuance of 720,000 shares of its common stock in conjunction with a six-month consulting agreement, at a cost basis of $0.15 per share, the current fair market value at the time of the agreement.

On August 3, 2015, the Company issued 421,571 restricted shares of common stock in settlement and cancellation of $30,000 of accrued payroll, and 2,000,000 and 872,871 restricted shares of common stock in settlement and cancellation of a total of $201,101 of amounts owed to directors, at a cost basis of $0.07 per share.

On November 18, 2015, the Company issued 1,000,000 restricted shares of its common stock in conjunction with a one year consulting agreement, at a cost of $0.165 per share, the current fair market value at the time of agreement..

On November 23, 2015, a convertible note holder elected to convert $4,200 of the principal amount of the convertible note dated May 22, 2015, into 100,000 shares of the Company's common stock in accordance with the convertible note agreement.

On December 1, 2015, a convertible note holder elected to convert $8,400 of the principal amount of the convertible note dated May 22, 2015, into 200,000 shares of the Company's common stock in accordance with the convertible note agreement.

On December 24, 2015, a convertible note holder elected to convert $8,400 of the principal amount of the convertible note dated May 22, 2015, into 250,000 shares of the Company's common stock in accordance with the convertible note agreement.

VIKING INVESTMENTS GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

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

On November 20, 2014, Talem paid $67,500 to the convertible note holder on behalf the Company as the settlement of the remaining principal balance of $43,000. In consideration for the $67,000 paid by Talem, the Company shall issue 675,000 units to Talem with each unit consists of one share of the Company's common stock, $0.001 par value per share, and one warrant. Each warrant will entitle the holder to purchase one share of the Company's common shares at an exercise price of $0.10 per share, be exercisable immediately, and have a term of exercise through January 2, 2016. The agreement was signed between Talem and the Company on January 2, 2015.

VIKING INVESTMENTS GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

(Amounts expressed in US dollars)

As of December 31, 2014, this convertible note had been fully settled. A loss of $40,371 associated with the changes in the fair value of convertible note, and a gain of $8,253 due to extinguishment of the debt were recorded for the year ended December 31, 2014.

(d)	March 11, 2015 Convertible Note

On March11, 2015, the Company issued a $50,000 8% convertible note with a term expiring on March 11, 2016 (the "Maturity Date"). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock at any time, at the holder's option, at a price equal to 58% of the lowest trading price of the common stock for the fifteen prior trading days including the day upon which a Notice of Conversion is received by the Company. In the event the Company prepays the note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 115% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 121% if prepaid 31 days following the closing through 60 days following the closing, (iii) 127% if prepaid 61 days following the closing through 90 days following the closing, (iv) 133% if prepaid 91 days following the closing through 120 days following the closing, (v) 139% if prepaid 121 days following the closing through the 150 days following the closing, (vi) 145% if prepaid 151 days following the closing through the 180 days following the closing, and (vii) the Company shall have no right of prepayment after the expiration of 180 days following the closing. This note was paid in full on September 8, 2015.

(e)	March 12, 2015 Convertible Note

On March12, 2015, the Company issued a $25,000 8% convertible note with a term expiring on March 12, 2016 (the "Maturity Date"). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock at any time, at the holder's option, at a price equal to 58% of the lowest trading price of the common stock for the fifteen prior trading days including the day upon which a Notice of Conversion is received by the Company. In the event the Company prepays the note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 115% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 121% if prepaid 31 days following the closing through 60 days following the closing, (iii) 127% if prepaid 61 days following the closing through 90 days following the closing, (iv) 133% if prepaid 91 days following the closing through 120 days following the closing, (v) 139% if prepaid 121 days following the closing through the 150 days following the closing, (vi) 145% if prepaid 151 days following the closing through the 180 days following the closing, and (vii) the Company shall have no right of prepayment after the expiration of 180 days following the closing. This note was paid in full on September 8, 2015.

(f)	March 12, 2015 Convertible Note

On March12, 2015, the Company issued a $25,000 8% convertible note with a term expiring on March 12, 2016 (the "Maturity Date"). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock at any time, at the holder's option, at a price equal to 58% of the lowest trading price of the common stock for the fifteen prior trading days including the day upon which a Notice of Conversion is received by the Company. In the event the Company prepays the note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 115% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 121% if prepaid 31 days following the closing through 60 days following the closing, (iii) 127% if prepaid 61 days following the closing through 90 days following the closing, (iv) 133% if prepaid 91 days following the closing through 120 days following the closing, (v) 139% if prepaid 121 days following the closing through the 150 days following the closing, (vi) 145% if prepaid 151 days following the closing through the 180 days following the closing, and (vii) the Company shall have no right of prepayment after the expiration of 180 days following the closing. This note was paid in full on September 8, 2015.

VIKING INVESTMENTS GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

(Amounts expressed in US dollars)

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

On May 22, 2015, the Company issued a convertible promissory note with a cap of $50,000 with a 0% interest rate for the first three months. The terms of the note include a $5,000 Original Issue Discount, providing for a maximum funding of $45,000. The amount of the note funded as of December 31, 2015 was $25,000. The Company may repay this Note at any time on or before 90 days from the effective date. If the Company does not make a payment on or before 90 days from the notes effective date, a one-time interest charge of 12%shall be applied to the principal sum. The maturity date of the note is two years from the effective date of the note. The investor has the right, at any time after the Effective Date, at its election, to convert all of part of the outstanding and unpaid Principal Sum and accrued interest. The conversion price is the lesser of $0.10 or 60% of the lowest trade price in the 25 trading days previous to the conversion. As of December 31, 2015, $21,000 of this note had been converted to common shares.

(i)	November 3, 2015 Convertible Note

On November 3, 2015, the Company issued a $63,000 8% convertible note with a term expiring on November 3, 2016 (the "Maturity Date"). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock at any time, at the holder's option, at a price equal to 58% of the lowest trading price of the common stock for the fifteen prior trading days including the day upon which a Notice of Conversion is received by the Company.

(j)	November 20, 2015 Convertible Note

On November 20, 2015, the Company issued a $30,000 12% convertible note with a term expiring on November 20, 2016 (the "Maturity Date"). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock at any time, at the holder's option, at a price equal to 52% of the lowest trading price of the common stock for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company.

(k)	November 19, 2015 Convertible Note

On November 19, 2015, the Company issued a $50,000 12% convertible note with a term expiring on November 19, 2016 (the "Maturity Date"). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock at any time, at the holder's option, at a price equal to 52% of the lowest trading price of the common stock for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company.

(l)	November 25, 2015 Convertible Note

On November 25, 2015, the Company issued a $27,500 8% convertible note with a term expiring on November 25, 2016 (the "Maturity Date"). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock at any time, at the holder's option, at a price equal to 42% of the lowest trading price of the common stock for the twenty-five prior trading days including the day upon which a Notice of Conversion is received by the Company.

VIKING INVESTMENTS GROUP, INC.

Notes to Consolidated Financial Statements (unaudited)

(Amounts expressed in US dollars)

Note 8.	Risk Management

The Company is exposed to financial risks due to the nature of its business and the financial assets it holds. A summary of the Company's risk exposures as it relates to financial instruments are reflected below:

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

The Company has evaluated subsequent events from December 31, 2015 through April 14, 2016, the date this report was available to be issued, and determined there are no other items to disclose other than those disclosed below:

On February 23, 2016, the Company closed on the acquisition of working interests (Net Revenue Interests from 80 to 87%) in four leases with access to the mineral rights (oil and gas) concerning approximately 281 acres of property in Miami and Franklin Counties in eastern Kansas. This project produces oil from the Cherokee formation at a depth of approximately 600 feet. These leases offer the potential for several future drilling locations. The purchase includes an undivided interest in all oil and gas wells, equipment, fixtures and other personal property located upon the leased properties and used in connection with oil and gas operations upon the leases attributable to the working interests purchased by the Company. The effective date of the acquisitions is February 1, 2016, so the Company was entitled to net revenues from its share of production as of such date.

As consideration for this transaction, the Company made a cash payment of $1,305,000 at closing to the vendors and issued a promissory note in the amount of $45,000. The note was paid in full on or about March 11, 2016. The note bears interest at a rate of 0% per annum and was due at the end of February. The Company also agreed to issue the vendors 4,500,000 shares of common stock.

Immediately prior to the above-noted acquisition, the Company also purchased a 100% working interest (Net Revenue Interest of 83%) in: (i) three leases with access to the mineral rights (oil and gas) concerning approximately 270 acres of property in Miami and Franklin Counties in eastern Kansas; and (ii) 31 leases with access to the mineral rights (oil and gas) concerning approximately 5,500 acres of property in Cass and Bates Counties in Missouri. The purchase includes an undivided interest in all oil and gas wells, equipment, fixtures and other personal property located upon the leased properties and used in connection with oil and gas operations upon the leases attributable to the working interests purchased by Viking. As consideration for this transaction, Viking agreed to issue the vendors 5,150,000 shares of common stock of Viking.

To facilitate these acquisitions, the Company borrowed $1,450,000 from private lenders pursuant to a 15% Senior Secured Convertible Promissory Note (the "Note"), arranged through a licensed broker/dealer, with the primary terms of the loan being as follows: (i) Term – 6 months; (ii) Rate – 15% per annum; (iii) Security – 1st ranking charge against company assets pursuant to a Security and Pledge Agreement (the "Security Agreement"); (iv) Conversion – the lenders have a right to convert all or part of the note into common stock of Viking at a price of $0.15 per share, subject to certain ownership restrictions; and (v) Warrants – the lenders were given an option to purchase, within the next 5 years, 3,750,000 shares of common stock of Viking at an exercise price of $0.20 per share pursuant to a Common Stock Purchase Warrant. Viking's CEO and director, James Doris, also personally guaranteed repayment of the loan and granted the lenders a security interest in his assets.

The Company has not completed the initial accounting for this business combination. Consequently, the Company is not providing the required proforma financial information relative to this acquisition, as it has not been able to engage outside professionals to complete this task as of the date of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Management must evaluate its internal controls over financial reporting, as required by Sarbanes-Oxley Act Section 404 (a). The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles or GAAP.

As of December 31, 2015, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of the Company's internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's chief financial officer in connection with the audit of the Company's financial statements as of December 31, 2014 and communicated the matters to the Company's management.

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

(a)	Disclosure Controls and Procedures; Changes in Internal Control Over Financial Reporting

Management has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2014. Based on this evaluation, Management concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2015.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. Based on this assessment, management concluded that, as of December 31, 2015, the Company's internal control over financial reporting was not effective based on those criteria.

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

The additional hiring is contingent upon the Company's efforts to obtain additional funding through equity or debt for its continued operational activities and corporate expenses. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant rules of the SEC that permit us to provide only management's report in this annual report. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act. Included in the Act is a provision that permanently exempts smaller public companies that qualify as either a Non-Accelerated Filer or Smaller Reporting Company from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002.

There was no change in our internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers

The name of the officers and directors of the Company as of April 4, 2016, as well as certain information about them, are set forth below:

Name	Age	Position
James A. Doris	41	Director/CEO/President
Tom Simeo	59	Director/Treasurer/Executive Chairman
John Squarek	73	Vice President of Energy
Guangfang Yang	37	Director/CFO
Townsend Tang	36	Director

Background of Officers and Directors

James A. Doris

Mr. Doris has been a member of the Board of Directors of the Company since June 28, 2014, and its President and CEO since December 12, 2014. Mr. Doris has owned his own law practice, known as DLO Lawyers ("DLO") since 2006. DLO is a full-service law firm and represents domestic and foreign clients regarding their business and investment activities in Canada. Mr. Doris' practice areas include Mergers and Acquisitions, Private Equity Investments, Joint Ventures, Corporate Finance, Corporate Governance, Dispute Resolution, Real Estate and Estates. DLO has 4 offices in Eastern Ontario, Ottawa, Prescott, Brockville and Perth. Mr. Doris manages all aspects of the organization, including with respect to Business Development, Human Resources, Finance and Strategic Planning. Prior to starting his own firm, Mr. Doris served as Executive Vice President and In-House Counsel for PineLake Group, a real estate investment and development company in Toronto, Canada, and prior to working for PineLake, Mr. Doris was an associate lawyer at McMillan LLP, one of Canada's leading business law firms. Mr. Doris graduated (cum laude) from the University of Ottawa in 2001 and was called to the Bar of Ontario in 2002.

Tom Simeo

Mr. Simeo has been the Company's Chief Executive Officer, director and Chairman of the Board since August 15, 2008, when Viking Investments Group, LLC (a Nevis limited liability company) acquired control of the Company. On December 12, 2014, Mr. Simeo resigned as the Company's CEO, and was appointed the Company's Executive Chairman. Mr. Simeo, a corporate lawyer and investment banker, is the founder and managing partner of Viking Investments Group, LLC, the Company's subsidiary and a Delaware limited liability company established in 1993. Between 1990 and 1993, Mr. Simeo advised on the financing and private acquisition of state-owned companies in former Soviet Bloc countries. During the years of 1993 through 2004, Mr. Simeo initiated, advised and helped structure investments in the United States to foreign private and publicly listed companies. From the early 1980's through 1990, Mr. Simeo was a practicing lawyer in Sweden. Mr. Simeo is a graduate Jur. kand. (American LLM equivalent) from the University of Lund, Sweden. Mr. Simeo also studied law at Stockholm University and International Economy at Uppsala University in Sweden. Mr. Simeo is not a director of any other public company.

John Squarek

On February 12, 2015, Mr. Squarek was appointed as Vice President of Energy for the Company. Mr. Squarek, P. Eng., MBA, has been the President, CEO and a director of Tanager Energy Inc., a publicly listed oil and gas exploration and development company (symbol TAN) on the Toronto Stock Venture Exchange, since June of 2012. From 1999 to 2013, he was also the President and CEO of Oasis Energy Inc., a privately held company through which Mr. Squarek has provided management and energy consulting services to the oil and gas industry. Mr. Squarek is also the past President, CEO and a director of Bellevue Resource Inc., and First Star Energy Ltd., both TSX listed companies, and is the Past Chairman of the Small Explorers and Producers Association of Canada. Mr. Squarek is a Member of the Association of Professional Engineers Geological and Geophysicists of Alberta and a Member of the Legion of Honor of the Society of Professional Engineers. He has 49 years' experience in the oil, gas and mineral industry, has a B. Sc. in Petroleum Engineering from the University of Oklahoma (1966), and has a Master's Degree in Business Administration from Adelaide University in Adelaide, South Australia (1996).

Guangfang "Cecile" Yang

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

From 1998-2006, Ms. Yang was with KPMG where she held various positions, from auditor to manager. While Ms. Yang initially held a position as an auditor, she later led a field audit with multiple team members and later became an audit team member for middle- to large-size audit projects. She coordinated auditing for the Sinopec IPO, and worked in various capacities on the China Mobil IPO and annual audit as well as the China Constructional Bank and CITIC Bank IPO's.

Ms. Yang graduated from Hult International Business School, UK, London, from the MBA Executive Track Program. Ms. Yang also graduated from Fudan University, Shanghai, China with a bachelor degree, major in International Finance.

Townsend Tang

On July 10, 2012, Mr. Townsend Tang was appointed to the Board of Directors of the Company. Mr. Townsend Tang, a seasoned executive and entrepreneur, has more than 10 years of experience in the finance industry in China, including Venture Capital, Private Equity, Mergers and Acquisitions, Initial Public Offerings and Private Investments in Public Equity, and various forms of debt financing. Before joining the Company, Mr. Tang was from 2007, a partner and managing director with Beijing Capital Fund Management Co., Ltd, Beijing, where he was instrumental in raising RMB100 million, plus additional debt and equity financings for a number of the firm's clients. Between the years of 2001 to 2006, Mr. Tang owned and managed Ou Shang Investments, Co., Ltd., a financing consultant firm focused on assisting various domestic Chinese and South East Asian companies to obtain debt and equity financing, ranging from RMB10 million to RMB100 million to a total of 13 clients, of which three clients obtained a listing in A Market, Shanghai.

Mr. Tang graduated from Nanjing Industry University where he received an MBA. Mr. Tang also holds a Chinese securities business qualification certificate.

Family Relationships

There are no family relationships between any of the Company's officers and directors.

Audit Committee and Audit Committee Financial Expert

The Company does not currently have an audit committee financial expert, nor does it have an audit committee. The Company's entire board of directors handles the functions that would otherwise be handled by an audit committee. The Company does not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on its board and who would be willing to act as an audit committee financial expert. As its business expands and as it appoints others to its board of directors, the Company expects that it will seek a qualified independent expert to become a member of its board of directors. Before retaining any such expert the Company's board would make a determination as to whether such person is independent.

Code of Ethics

The Company has not yet formally adopted a written code of ethics to be applied to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Based on its small size, limited financial and human resources, the Company has not adopted written code of ethics.

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

Compliance with Section 16(A) of the Exchange Act

To the best of the knowledge of the Company, persons who beneficially owned more than ten percent of the Company's common stock filed timely reports in compliance with Section 16(a).

Item 11.	Executive Compensation

Summary Compensation Table— Fiscal Years Ended December 31, 2015 and 2014

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total

Tom Simeo	2015	45,000	0	0	0	0	0	0	45,000
Executive Chairman	2014	180,000	0	0	0	0	0	0	180,000

Guangfang Yang (1)	2015	0	0	0	0	0	0	0	0
CFO	2014	3,914	0	0	0	0	0	0	3,914

James A. Doris (2)	2015	0	0	0	0	0	0	0	0
CEO & President	2014	0	0	0	0	0	0	0	0

John Squarek	2015	0	0	0	0	0	0	0	0
Vice President of Energy	2014	0	0	0	0	0	0	0	0

Narrative to Summary Compensation Table

1.	On February 7, 2013, Ms. Guangfang "Cecile" Yang was appointed as the Company's Chief Financial Officer and a director.

2.	On June 28, 2014, Mr. Doris was appointed as a director, and on December 12, 2014, as the CEO and President of the Company.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2015, the Company did not maintain an equity incentive plan or other plan, including but not limited to bonus, deferred compensation or retirement plan under which the Company's securities may be issued to its named executive officers as compensation.

Employment Agreements

The Company employs four people and has retained the services of four outside consultants. At December 31, 2015, the Company had no formal compensation arrangements with any of its employees. Commencing January 1, 2016 the Company is compensating each of Tom Simeo and James Doris, $10,000 per month plus equity for their services.

Compensation of Directors

The directors of the Company were compensated as such during the fiscal years ended December 31, 2015, and December 31, 2014, respectively, as follows:

Name	2015 Compensation	2014 Compensation

James A. Doris	$0	$	N/A
Tom Simeo (1)	$45,000		$180,000
Guangfang Yang (2)	$0		$3,914
Townsend Tang	$0		$0

1.	In his capacity as an officer (not for director services).
2.	The value of 25,000 shares of common stock.

Directors of the Company may be reimbursed for any out-of-pocket expenses incurred by them for each regular or special meeting attendance. The Company presently has no pension, health, annuity, insurance or profit sharing plans.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of the Company's common stock (and preferred stock) as of December 31, 2015, (i) by each person who is known by us to beneficially own more than 5% of the Company's common stock; (ii) by each of our officers and directors as of such date; and (iii) by all of our officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of the Company at 1330 Avenue of the Americas, Suite 23 A, New York, NY 10019

Title of Class	Name & Address of Beneficial Owners	Amount & Nature of Beneficial Ownership (1)	Percent of Class (2)

Common Stock, $0.001 par value	Tom Simeo (3) C/O 1330 Avenue of the Americas, Suite 23A New York, NY 10019	4,501,894	14.8%
Common Stock, $0.001 par value	Rutgeford Imperial Holdings LLC North Wing Flagship Building, Harbour Drive, Grand Cayman, Cayman Island	2,940,949	9.7%
Common Stock, $0.001 par value	Sackville Holdings LLC	2,537,399
	Hunkins Plaza, Suite 21 Main Street, Charleston, Nevis, West Indies
Common Stock, $0.001 par value	Simjac Investments LLC Hunkins Plaza, Suite 22-D Main Street, Charleston, Nevis, West Indies	1,662,763	5.5%
Common Stock, $0.001 par value	Talem Investments LLC Hunkins Plaza, Suite 22-D Main Street, Charleston, Nevis, West Indies New York, NY 10019	1,623,232	5.4%
Common Stock, $0.001 par value	James A. Doris C/O 1330 Avenue of the Americas, Suite 23A New York, NY 10019	2,000,000	6.6%
Common Stock, $0.001 par value	Townsend Tang C/O 1330 Avenue of the Americas, Suite 23A New York, NY 10019	25,000	0.1%
Common Stock, $0.001 par value	All officers and directors as a Group	6,526,894	21.5%
Series C Preferred Stock, $0.001 par value	Tom Simeo C/O 1330 Avenue of the Americas, Suite 23A New York, NY 10019	14,046	50.0%
Series C Preferred Stock, $0.001 par value	James A. Doris C/O 1330 Avenue of the Americas, Suite 23A New York, NY 10019	14,046	50.0%
Series C Preferred Stock, $0.001 par value	All officers and directors as a Group	28,092	100.0%

_______________

*Less than 1%

1.

Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of the Company's common stock.

2.

As of December 31, 2015, a total of 30,333,993 shares of the Company's common stock, and 28,092 shares of the Company's preferred stock, are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner above, any options exercisable within 60 days have been included for purposes of calculating the relevant percentage.

3.

Tom Simeo has sole voting power over 944,981 shares owned by Viking Investments Group, LLC (Nevis), and hence is deemed to be the beneficial owner of shares held in its name as well as the shares held in his own name.

Item 13.	Certain Relationships and Related Transactions

Related Transactions

During April 2015, the Company made an advance to Tanager Energy Inc., in conjunction with a joint investment in the second oil well of the Joffre Project. As of December 31, 2015, the balance owed by Tanager to the Company was $76,719, which was shown as "Other receivable – joint venture" on the balance sheet.

On June 5, 2015, the Company authorized and approved the issuance of 2,000,000 and 872,871 restricted shares of common stock in settlement and cancellation of a total of $201,101 of amounts owed to directors at a cost basis of $0.07 per share.

During the year ended December 31, 2015, the Company's Executive Chairman and Director, Tom Simeo, accrued payroll and made advances to the Company in the amount of $56,692 in order to provide the Company with funds to carry on its operations. These accruals and advances do not bear interest, are unsecured and have no specific terms of repayment. As of December 31, 2015, the net amount due to Mr. Simeo for accrued payroll and expenses paid on behalf of the Company is $37,159. The Company has not imputed interest as the amount is deemed immaterial.

During the year ended December 31, 2015, the Company's CEO and Director, James Doris, incurred expenses on behalf of, and made advances to the Company in the amount of $188,769 in order to provide the Company with funds to carry on its operations. These advances do not bear interest, are unsecured and have no specific terms of repayment. The Company has not imputed interest as the amount is deemed immaterial. Additionally, Mr. Doris made several loans to the Company totaling $359,336, all accruing interest at 12%, and payable on demand. As of December 31, 2015, the total amount due to Mr. Doris for advances and expenses paid on behalf of the Company and loans is $577,832. Accrued interest of $20,401 is included in other payables at December 31, 2015.

As at December 31, 2014, the net amount due to Mr. Simeo for accrued payroll and payment of certain expenses on behalf of the Company was $236,713. The balance was non-interest bearing, had no fixed term of repayment and was payable on demand.

As at December 31, 2014, the amount due to Mr. Doris for the expenses paid on behalf of the Company was $89,726. The balance was non-interest bearing, had no fixed term of repayment, and was payable on demand.

The following table reflects the balances of related parties' transactions as of December 31, 2015 and 2014:

	Years ended
	December 31,
	2015	2014
Due to Mr. Tom Simeo	$37,159	$236,713
Due to Mr. James A. Doris – advances	218,496	89,726
Due to Mr. James A. Doris – demand loans	359,336	-
	$614,991	$326,439

Other than as disclosed, there were no material transactions, series of similar transaction, current transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $120,000 or 1% of the Company's total assets as of December 31, 2015, and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 14.	Principal Accounting Fees and Services

The following table sets forth the fees billed by our former principal independent accounting firm, Schwartz Levitsky Feldman LLP, and our former principal independent accounting firm, DKM Certified Public Accountants ("DKM"), and the Company's current principal independent accounting firm, Green & Company CPA's, for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2015	2014
Audit Fees	$-	$75,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$-	$75,000

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

10.2	Purchase, Sale and Capital Contribution Agreement effective February 1, 2016

31.1	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63*

99.1	Guaranty and Repurchase Agreement dated April 11, 2012 (incorporated by reference to our Annual Report on Form 10-K filed on April 18, 2013)

99.2	Repurchase Agreement dated April 15, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 18, 2013)

99.3	Form of Note (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on March 1, 2016)

99.4	Form of Security Agreement (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on March 1, 2016)

99.5	Form of Warrant (incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed on March 1, 2016)

101.INS**	XBRL Instance Document*

101.SCH**	XBRL Taxonomy Extension Schema Document*

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document*

_____________

* To be filed by amendment

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

VIKING INVESTMENTS GROUP, INC. (Registrant)

Date: April 14, 2016	By:	/s/ Tom Simeo
Tom Simeo
Executive Chairman, Director and Treasurer

In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2016	By:	/s/ Guangfang Yang
Guangfang Yang
Chief Financial Officer & Director

