Form 10-K/A
period 2015-12-31
VIKING INVESTMENTS GROUP, INC.
filed 2016-05-16
CIK 1102432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

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

The number of shares of the Registrant's common stock outstanding as of May 10, 2016, was 35,634,919.

EXPLANATORY NOTE

This Amendment No. 1 of Form 10-K/A for the year ended December 31, 2015, amends in its entirety the Form 10-K that was originally filed on April 14, 2016 to reflect the completion of the audits of the Company's consolidated financial statements as of and for the year ended December 31, 2015, to update various disclosures throughout this Form 10-K/A and to include all appropriate certifications by the Principal Executive and Principal Financial Officers of the Company.

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

Mbbl = thousands of barrels
MMcf = millions of cubic feet
Mboe - thousands of barrels of oil equivalent

2.       Disclosure of Oil and Gas Production,  Sales and Average Prices

Oil and Gas Production and Sales by geographic area for the years ended December 31, 2015 and 2014

	Geographic	Unit of	December 31,
	Area	Measure	2015	2014

Production
Oil	Canada	Barrels	1,707	-
Natural Gas	Canada	Mcf	8,140	-
Natural Gas Liquids	Canada	Barrels	849	-
Sulphur	Canada	Tonnes	36	-

Sales
Oil	Canada	Barrels	$1,639	$-
Natural Gas	Canada	Mcf	$5,404	$-
Natural Gas Liquids	Canada	Barrels	$849	$-
Sulphur	Canada	Tonnes	$36	$-

Average Sales Prices
Oil	Canada	Barrels	$0.96	$-
Natural Gas	Canada	Mcf	$0.66	$-
Natural Gas Liquids	Canada	Barrels	$1.00	$-
Sulphur	Canada	Tonnes	$1.00	$-

Mcf = thousands of cubic feet
Tonnes = Metric tons

Item 3.	Legal Proceedings

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

Critical Accounting Policies

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of  our financial statements, as well as the sufficiency of the disclosures pertaining to our accounting policies in the footnotes accompanying our financial statements.

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

The Company has updated its accounting for net operating losses to reflect accumulated deficits.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company, as a smaller reporting company (as defined by Rule 12b-2 of the Exchange Act), is not required to furnish information required by this item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Viking Investments Group, Inc.

We have audited the accompanying balance sheet of Viking Investments Group, Inc. as of December 31, 2015 and 2014, and the related statement of operations, stockholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit incl udes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viking Investments Group, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Green & Company, CPAs

Green & Company, CPAs

Temple Terrace, Florida

May 16, 2016

10320 N 56th Street, Suite 330	Tampa, FL 33617	813.606.4388

VIKING INVESTMENTS GROUP, INC.

Consolidated Balance Sheets

As at December 31, 2015 and 2014

(Amounts expressed in US dollars)

	December 31
	2015	2014
ASSETS
CURRENT ASSETS
Cash	$30,585	$1,345
Other receivable – joint venture	76,719	-
Prepaid expenses	145,561	-
Total current assets	252,865	1,345
Long term investment	87,156	68,128
Petroleum and natural gas rights – net	818,230	355,168
Loan costs	11,458
TOTAL ASSETS	$1,169,709	$424,641

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Other payable	$81,700	$116,149
Accounts payable	118,649	39,314
Derivative liability	154,297	-
Amount due to directors	614,991	326,439
Convertible notes - current	20,282	-
Total current liabilities	989,919	481,902
Convertible notes - net of current	6,778	-
Asset retirement obligation	416,246	-
TOTAL LIABILITIES	1,412,943	481,902

STOCKHOLDERS' EQUITY (DEFICIENCY)
Capital Stock
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 28,092 shares issued and outstanding as of December 31, 2015 and 2014	28	28

Common stock, $0.001 par value, 100,000,000 shares
Authorized, 30,333,993 shares issued and outstanding
as of December 31, 2015, 24,094,551 shares issued and
outstanding as of December 31, 2014	30,334	24,095
Shares to be issued	-	675
Additional Paid-In Capital	7,864,085	7,162,660
Deficit	(7,979,257)	(7,067,267)
Accumulated other comprehensive income (loss)	(158,424)	(177,452)
TOTAL STOCKHOLDERS' DEFICIENCY	(243,234)	(57,261)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,169,709	$424,641

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

VIKING INVESTMENTS GROUP, INC.

Consolidated Statement Of Cash Flows

(Amounts expressed in US dollars)

	For the Years Ended December 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(911,990)	$(651,474)
Adjustments to reconcile net loss to cash used in operating activities:
Derivative loss	5,686	-
Change in fair value of convertible notes		96,748
Gain on extinguishment of debt		(9,485)
Stock based compensation	108,000	189,167
Amortization and depreciation	34,352	5,053
Accretion - Asset retirement obligation	10,032	-
Amortization of debt discount	183,060	-
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	79,335	(123,734)
Increase (decrease) in other payables	93,352	113,284
(Increase) decrease in prepaid expenses and deposits	19,439	9,641
(Increase) decrease in other receivable	(76,719)	-
Net cash used in operating activities	(455,453)	(370,800)

Cash flows from investing activities:
Investment in Tanager Energy	-	(247,444)
Investment in petroleum and natural gas rights	(77,158)	(302,367)
Net cash used in investing activities	(77,158)	(549,811)

Cash flows from financing activities:
Amounts due to Directors	444,652	248,724
Payment of investment obligation	(52,801)	-
Proceeds from issuance of units	-	607,942
Proceeds from convertible notes	369,000	53,000
Repayment of convertible notes	(199,000)	-
Net cash provided by financing activities	561,851	909,666

Effect of exchange rate changes on cash	-	51

Net decrease in cash	29,240	(10,894)
Cash at beginning of year	1,345	12,239
Cash at ending of year	$30,585	$1,345
Supplemental Cash Flow Information:
Cash paid for:
Interest	$80,901	$-
Income taxes	$-	$-
Non-Cash transactions
Conversion of debt to equity	$252,101	$188,007
Accounting for asset retirement cost and obligation	$406,214	$-
Stock issued as prepayment for consulting services	$165,000	$-
Discount on convertible debt	$330,500	$-

The accompanying notes are an integral part of these consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.

Consolidated Statement of Changes in Stockholders' Deficiency

(Amounts expressed in US dollars)

	Common Stock		Shares to be issued		Preferred Stock		Additional Paid-in	Accumulated Other Comprehensive		Total Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Capital	Income	Deficit	Deficiency
		$		$	$	$	$	$	$	$
Balances at December 31, 2013	18,758,657	18,760	-	-	28,092	28	6,116,054	1,811	(6,415,793)	(279,140)
Issuance of new shares for legal services	1,406,331	1,406	-	-	-	-	187,761	-	-	189,167
Issuance of new shares to investors	2,330,534	2,331	-	-	-	-	605,611	-	-	607,942
Shares to be issued to investors	-	-	675,000	675	-	-	66,825	-	-	67,500
Issuance of new shares– convertible notes	1,599,029	1,598	-	-	-	-	186,409	-	-	188,007
Unrealized loss on securities available-for-sale	-	-	-	-	-	-	-	(179,316)	-	(179,316)
Foreign currency translation adjustment	-	-	-	-	-	-	-	53	-	53
Net loss for the year ended December 31, 2014	-	-	-	-	-	-	-	-	(651,474)	(651,474)
Balances at December 31, 2014	24,094,551	24,095	675,000	675	28,092	28	7,162,660	(177,452)	(7,067,267)	(57,261)
Debt discount convertible debt	-	-	-	-	-	-	330,500	-	-	330,500
Derivative liability	-	-	-	-	-	-	(286,839)	-	-	(286,839)
Shares issued to investors	675,000	675	(675,000)	(675)	-	-	-	-	-	-
Issuance of new shares in satisfaction of debt	421,571	421	-	-	-	-	29,579	-	-	30,000
Issuance of new shares in satisfaction of related party debt	2,872,871	2,873					198,228			201,101
Issuance of new shares for consulting services	720,000	720	-	-	-	-	107,280	-	-	108,000
Derivative liability adjustment	-	-	-	-	-	-	138,227	-	-	138,227
Issuance of new shares as prepayment for consulting services	1,000,000	1,000	-	-	-	-	164,000	-	-	165,000
Issuance of new shares – convertible debt	550,000	550	-	-	-	-	20,450	-	-	21,000
Unrealized gain on securities available-for-sale	-	-	-	-	-	-	-	19,028	-	19,028
Net loss for the year ended December 31, 2015	-	-	-	-	-	-	-	-	(911,990)	(911,990)
Balances at December 31, 2015	30,333,993	30,334	-	-	28,092	28	7,864,085	(158,424)	(7,979,257)	(243,234)

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

The changes in the Level 3 investments during the year ended December 31, 2015 consisted of an investment by the Company in well #2 of the Joffre project in the amount of $77,158, and the recording of an Asset Retirement Cost for the Joffre project of $406,214 minus depreciation of $20,310.

Assets and liabilities measured at fair value as of December 31, 2015 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial Assets
Long term investment	$87,156	$-	$-	$19,028
Petroleum and natural gas rights - net	-	-	818,230	-
	$87,156	$-	$818,230	$19,028

Financial liabilities
Derivative liabilities	$-	$154,297	$-	$(5,686)
	$-	$154,297	$-	$(5,686)

Assets and liabilities measured at fair value as of December 31, 2014 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial Assets
Long term investment	$68,128	$-	$-	$(179,316)
Petroleum and natural gas rights - net	-	-	355,168	-
	$68,128	$-	$355,168	$(179,316)

Financial liabilities
Derivative liabilities	$-	$-	$-	$-
	$-	$-	$-	$-

VIKING INVESTMENTS GROUP, INC.

Notes to Consolidated Financial Statements

(Amounts expressed in US dollars)

e)	Cash

Cash includes bank deposits and cash on hand.

f)	Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and, adjusted by any effects of warrants and options outstanding, if dilutive, that may add to the number of common shares during the period. At December 31, 2015 there were approximately 2,500,00 common stock equivalents that were anti-dilutive and were not included in the calculation.

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

The Company's petroleum and natural gas rights are recorded at cost as of December 31, 2015.  The Company reviews its petroleum and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. We estimate the undiscounted future net cash flows of our petroleum and natural gas properties and compare such undiscounted future cash flows to the carrying amount to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we adjust the carrying amount to fair value. At December 31, 2015, the Company has determined that there has been no impairment to its carrying value as of that date.

Note 5.	Income Tax

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

The Company has net operating losses of $7,979,257 and $7,067,267 as of December 31, 2015 and 2014 respectively. The potential benefit of these net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not that it will utilize the net operating losses carried forward in future years. The net operating loss will expire at various times to December 31, 2036.

The components of the net deferred tax asset at December 31, 2015 and December 31, 2014 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	December 31,	December 31,
	2015	2014

Net Operating Losses	$7,979,257	$7,067,267
Statutory Tax Rate	35%	35%
Effective Tax Rate	-	-
Deferred Tax Asset	2,792,740	2,473,543
Valuation Allowance	(2,792,740)	(2,473,543)
Net Deferred Tax Asset	$-	$-

The tax returns have not been filed; hence the taxation years of 2012, 2013 and 2014 are open for audit by both federal and state taxing authorities.

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

VIKING INVESTMENTS GROUP, INC.

Notes to Consolidated Financial Statements

(Amounts expressed in US dollars)

Note 7. Convertible Notes

Convertible notes payable at December 31, 2015 and 2014 as detailed below, is summarized as follows:

	December 31,	December 31,
	2015	2014

(h) - JMJ Financial	$6,778	$-
(i) - LG Capital	63,000	-
(j) - GW Holdings	30,000	-
(k) - EMA Financial	50,000	-
(l) - JDF Capital	27,500	-
	177,278	-
Net of unamortized debt discount	(150,218)	-
	$27,060	$-
Less current portion	(20,282)	-
	$6,778	$-

(a)	May 21, 2013 Convertible Note

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

On May 22, 2015, the Company issued a convertible promissory note with a cap of $50,000 with a 0% interest rate for the first three months. The terms of the note include a $5,000 Original Issue Discount, providing for a maximum funding of $45,000. The amount of the note funded as of December 31, 2015 was $25,000. The Company may repay this Note at any time on or before 90 days from the effective date. If the Company does not make a payment on or before 90 days from the notes effective date, a one-time interest charge of 12%shall be applied to the principal sum. The maturity date of the note is two years from the effective date of the note. The investor has the right, at any time after the Effective Date, at its election, to convert all of part of the outstanding and unpaid Principal Sum and accrued interest. The conversion price is the lesser of $0.10 or 60% of the lowest trade price in the 25 trading days previous to the conversion. As of December 31, 2015, $21,000 of this note had been converted to common shares. The principal balance of $6,778 is accounted for as a non - current liability due to being satisfied through the issuance of equity in January 2016.

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

On January 12, 2016 the Company issued 300,926 common shares for convertible debt.

On March 16, 2016 the Company issued 1,000,000 common shares for services.

On April 15, 2016 the Company issued 4,000,000 common shares for services.

SUPPLEMENTAL INFORMATION - PETROLEUM AND NATURAL GAS PRODUCTION – (unaudited)

At December 31, 2015, the Company has a 50% working interest in an oil property located approximately tem miles northeast of Red Deer, Alberta in Canada. The property consists of one oil well producing from the Leduc Formation, three suspended oil wells, one abandoned oil well, and a suspended water injector.

The Lake Devonian Leduc formation is represented by large barrier reef and smaller pinnacle reef bioherms which grew on the Cooking Lake platform carbonates. Trending northeast to southwest, the limestones and dolostones of the Leduc/Cooking Lake Formations were deposited on the bathymetric highs of the Lake Devonian seas. Hydrocarbons are trapped by lateral stratigraphic pinch out of these dolomitic carbonates into deeper water shale sediments.

Proved developed producing reserves have been assigned to the first producing oil well. The well was re-activated and came on production in January 2015. The well has produced sporadically since January averaging seven to ten days of production per month. Production forecasts have taken into account this workover and reflect the increase of reserves in the total proved and proved plus probable cases.

The Company plans on installing a pumpjack to the well in early 2016 to enhance performance. The three suspended wells are scheduled to be re-activated in 2016. Proved reserves are assigned to these wells as the wells have demonstrated production over a number of years.

Results of Operations

The results of operations for petroleum and natural gas production as of December 31, 2015 consist exclusively of the Company's 50% working interest in the Joffre oil and gas property located in Alberta, Canada as follows;

	Canada
	2015	2014
Results of Operations
Revenue	$95,924	$-
Production costs	49,965	-

	$45,959	$-

Oil and Gas Production and Sales by geographic area for the years ended December 31, 2015 and 2014:

	Geographic	Unit of	December 31,
	Area	Measure	2015	2014

Production
Oil	Canada	Barrels	$1,707	$-
Natural Gas	Canada	Mcf	$8,140	$-
Natural Gas Liquids	Canada	Barrels	$849	$-
Sulphur	Canada	Tonnes	$36	$-

Sales
Oil	Canada	Barrels	$1,639	$-
Natural Gas	Canada	Mcf	$5,404	$-
Natural Gas Liquids	Canada	Barrels	$849	$-
Sulphur	Canada	Tonnes	$36	$-

Average Sales Prices
Oil	Canada	Barrels	$0.96	$-
Natural Gas	Canada	Mcf	$0.66	$-
Natural Gas Liquids	Canada	Barrels	$1.00	$-
Sulphur	Canada	Tonnes	$1.00	$-

Mcf = thousands of cubic feet
Tonnes = Metric tons

Petroleum and Natural Gas Exploration and Production Costs

The amounts shown as net capitalized costs for petroleum and natural gas rights of $818,230 and $355,168 consist of the initial investment to acquire the working interest in the Joffre Project, as well as additional licensing costs at this location, as additional wells begin to produce. The Company does not incur any production or exploratory costs as the entire project is operated through a subcontract relationship.

Petroleum and Natural Gas Reserves

Reserves are estimated remaining quantities of oil and natural gas and related substances, which by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations – prior to the time at which contracts providing the right to operate expire. The reserve information disclosed herein is representative of the one producing well, and the re-activation of the three suspended wells expected to begin production in 2016.

Reserves Reconciliation Summary

The following table is a reconciliation of reserve balances for the year ended December 31, 2015:

	Joffre Project - Canada
	Proved				Probable
	Oil (Mbbl)	Natural Gas (MMcf)	Natural Gas Liquids (Mbbl)	Barrels of Oil Equivalent (Mboe)	Oil (Mbbl)	Natural Gas (MMcf)	Natural Gas Liquids (Mbbl)	Barrels of Oil Equivalent (Mboe)

Opening Balance	-	-	-	-	-	-	-	-
Adjusmtnent for acquired reserves	247.0	1,034.8	42.9	462.5	201.6	865.9	35.9	381.9
Production	(3.0)	(7.7)	(0.2)	(4.6)	-	-	-	-

Closing Balance	244.0	1,027.1	42.7	457.9	201.6	865.9	35.9	381.9

Reserves Summary

	Oil	Natural Gas	Natural Gas Liquids	Barrels of Oil Equivalent
	(Mbbl)	(MMcf)	(Mbbl)	(Mboe)
Proved
Developed - Producing	18.2	49.6	2.1	28.6
Developed - Non-Producing	225.8	977.5	40.6	429.3
Undeveloped	-	-	-	-
Total Proved	244.0	1,027.1	42.7	457.9
Probable	201.6	865.9	35.9	381.9
Total Proved plus Probable	445.6	1,893.0	78.6	839.8

Mbbl = thousands of barrels
MMcf = millions of cubic feet
Mboe - thousands of barrels of oil equivalent

Reserve Detailed Location and Formation

Location	Formation	Oil (Mbbl)	Natural Gas (MMcf)	Natural Gas Liquids (Mbbl)	Barrels of Oil Equivalent (Mboe)

Well #1	Leduc	40.0	108.7	4.6	62.7
Well #2	Leduc	147.2	650.4	27.0	282.6
Well #3	Leduc	127.0	557.4	23.1	243.1
Well #4	Leduc	131.4	576.5	23.9	251.4

		445.6	1,893.0	78.6	839.8

Production Forecasts

Production forecasts are based on historical trends or by comparison with other wells in the immediate area producing from similar reservoirs. Non-producing gas reserves were forecast to come on-stream within the first two years from the effective date under direct sales pricing and deliverability assumptions, if a tie-in point to an existing gathering system was in close proximity (approximately two miles). If the tie-in point was of a greater distance (and dependent on the reserve volume and risk) the reserves were forecast to come on-stream in years three or four from the effective date. These on-stream dates were used when the company could not provide specific on –stream date information.

For reserve volumes that meet all reserve category rules but are behind casing and waiting on depletion of the producing zone, these volumes are forecast to be brought on –stream following the end of the existing production.

The following tables summarize projected revenues, expenses and discounted cash flows:

Projected Revenue

		Oil			Natural Gas			Natural Gas Liquids		Sulphur
Year	Number of Wells	Volume (bbl)	Price ($/bbl)	Revenue (M$)	Volume (MMcf)	Price ($/Mcf)	Revenue (M$)	Volume (bbl)	Revenue (M$)	Revenue (M$)

2016	4	62,945.7	24.71	1,555	245.8	1.60	394	10,197.7	49	44
2017	4	83,630.8	29.24	2,446	348.8	1.92	670	14,474.9	140	65
2018	4	65,155.2	35.50	2,313	277.0	2.11	586	11,494.3	185	53
2019	4	50,439.2	43.63	2,201	217.0	2.39	518	9,005.8	174	43
2020	4	39,600.7	52.01	2,060	171.7	2.63	451	7,126.9	161	35
2021	3	30,431.1	58.27	1,773	133.8	2.94	394	5,554.4	139	28
2022	3	24,348.6	64.74	1,576	107.1	3.14	336	4,444.2	123	23
2023	3	19,481.9	66.29	1,291	85.7	3.33	285	3,555.9	101	19
2024	3	15,626.0	67.84	1,060	68.7	3.60	248	2,852.1	82	15
2025	3	12,464.6	69.46	866	54.8	3.73	204	2,275.1	67	12
Sub		404,123.8		17,141	1,710.4		4,086	70,981.3	1221	337
Rem		41,525.3	75.19	3,122	182.6	4.32	789	7,579.3	335	47
Total		445,649.1		20,263	1,893.0		4,875	78,560.6	1555	384

Projected Cash Flow

Year	Number of Wells	Company Revenue (M$)	Crown Royalty (M$)	ORR Royalty (M$)	Net Revenue After Royalties (M$)	Fixed Operating Expense (M$)	Variable Operating Expense (M$)	Net Operating Income (M$)

2016	4	2,043	576	259	1,207	82	1,033	92
2017	4	3,320	1,012	399	1,910	121	1,484	306
2018	4	3,137	1,008	298	1,831	124	1,199	508
2019	4	2,936	1,006	273	1,657	126	957	573
2020	4	2,707	950	253	1,504	128	772	603
2021	3	2,334	842	219	1,274	96	613	564
2022	3	2,058	715	193	1,150	98	500	552
2023	3	1,696	537	159	1,000	100	408	491
2024	3	1,405	404	132	869	102	334	433
2025	3	1,149	301	108	740	104	272	364
Sub		22,785	7,351	2,293	13,142	1,083	7,571	4,488
Rem		4,293	679	395	3,219	914	969	1,336
Total		27,078	8,030	2,688	16,361	1,998	8,540	5,823

Discounted Cash Flow

Year	Number of Wells	Net Operating Income (M$)	Total Investment (M$)	Net Cash Flow (M$)	Cumulative Cash Flow (M$)	Discounted Cash Flow (10%) (M$)

2016	4	92	647	(555)	(555)	(539)
2017	4	306	-	306	(249)	265
2018	4	508	-	508	259	401
2019	4	573	-	573	832	411
2020	4	603	-	603	1,436	393
2021	3	564	-	564	2,000	334
2022	3	552	-	552	2,552	297
2023	3	491	-	491	3,043	240
2024	3	433	-	433	3,476	193
2025	3	364	-	364	3,840	147
Sub		4,488	647	3,840	3,840	2143
Rem		1,336	-	1,336	5,176	383
Total		5,823	647	5,176	5,176	2526

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

As of December 31, 2015, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of the Company's internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total

Tom Simeo	2015	45,000	0	0	0	0	0	0	45,000
Executive Chairman	2014	180,000	0	0	0	0	0	0	180,000

Guangfang Yang (1)	2015	0	0	0	0	0	0	0	0
CFO	2014	0	0	3,914	0	0	0	0	3,914

James A. Doris (2)	2015	0	0	0	0	0	0	0	0
CEO & President	2014	0	0	0	0	0	0	0	0

John Squarek	2015	0	0	0	0	0	0	0	0
Vice President of Energy	2014	0	0	0	0	0	0	0	0

Narrative to Summary Compensation Table

1.

On February 7, 2013, Ms. Guangfang "Cecile" Yang was appointed as the Company's Chief Financial Officer and a director and received 25,000 shares of stock during the fiscal year ended December 31, 2014, valued at $3,914.

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

Title of Class	Name & Address of Beneficial Owners	Amount & Nature of Beneficial Ownership (1)	Percent of Class (2)

Common Stock, $0.001 par value	Tom Simeo (3) C/O 1330 Avenue of the Americas, Suite 23A New York, NY 10019	4,501,894	14.8%
Common Stock, $0.001 par value	Rutgeford Imperial Holdings LLC (4) 3rd Floor North Wing Flagship Building, Harbour Drive, Grand Cayman, Cayman Island	2,940,949	9.7%
Common Stock, $0.001 par value	Sackville Holdings LLC (5)	2,537,399	8.4%
	Hunkins Plaza, Suite 21 Main Street, Charleston, Nevis, West Indies
Common Stock, $0.001 par value	Simjac Investments LLC (6) Hunkins Plaza, Suite 22-D Main Street, Charleston, Nevis, West Indies	1,662,763	5.5%
Common Stock, $0.001 par value	Talem Investments LLC (7) Hunkins Plaza, Suite 22-D Main Street, Charleston, Nevis, West Indies	1,623,232	5.4%
Common Stock, $0.001 par value	James A. Doris C/O 1330 Avenue of the Americas, Suite 23A New York, NY 10019	2,000,000	6.6%
Common Stock, $0.001 par value	Townsend Tang C/O 1330 Avenue of the Americas, Suite 23A New York, NY 10019	25,000	0.1%
Common Stock, $0.001 par value	All officers and directors as a Group	6,526,894	21.5%
Series C Preferred Stock, $0.001 par value	Tom Simeo C/O 1330 Avenue of the Americas, Suite 23A New York, NY 10019	14,046	50.0%
Series C Preferred Stock, $0.001 par value	James A. Doris C/O 1330 Avenue of the Americas, Suite 23A New York, NY 10019	14,046	50.0%
Series C Preferred Stock, $0.001 par value	All officers and directors as a Group	28,092	100.0%

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

4.	Upon information and belief, Andrew Williams is the beneficial owner of the shares held in the name of this entity as the Company believes that he has voting power over such shares.

5.	Upon information and belief, Braden Wyatt is the beneficial owner of the shares held in the name of this entity as the Company believes that he has voting power over such shares.

6.	Upon information and belief, Elridge Glasford is the beneficial owner of the shares held in the name of this entity as the Company believes that he has voting power over such shares.

7.	Upon information and belief, Holly Roode is the beneficial owner of the shares held in the name of this entity as the Company believes that she has voting power over such shares.

Item 13.	Certain Relationships and Related Transactions

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

	Years Ended December 31,
Category	2015	2014
Audit Fees	$50,000	$75,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$50,000	$75,000

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

_________
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

VIKING INVESTMENTS GROUP, INC. (Registrant)

Date: May 16 , 2016	By:	/s/ Tom Simeo
Tom Simeo
Executive Chairman, Director and Treasurer

In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 16, 2016	By:	/s/ Guangfang Yang
Guangfang Yang
Chief Financial Officer & Director

