Form 10-Q
period 2016-03-31
VIKING INVESTMENTS GROUP, INC.
filed 2016-05-27
CIK 1102432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2016

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

Issuer's telephone number (212) 653 0946

____________________________________________________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 27, 2016, the registrant had 45,284,919 shares of common stock outstanding.

EXPLANATORY NOTE

The Company has not been able to have its independent auditor complete their review of the financial statements for the three months ended March 31, 2016 as reported in this Form 10-Q.

The Company understands that this report is deficient because the unaudited financial statements contained in this report for the three months ended March 31, 2016 have not been reviewed by an independent registered public accountant as required by Rule 10-01(d) regulation S-X.  The Company understands that completion of this independent review of its quarterly financial statements and the filing of an amendment will make this report current.  When the review is complete, the Company will file an amendment to this report which will include the required certifications of the Company's Principal Executive Officer and Principal Financial and Accounting Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act.

2

VIKING INVESTMENTS GROUP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIKING INVESTMENTS GROUP, INC.

Interim Consolidated Balance Sheets

(Unaudited)

(Amounts expressed in US dollars)

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$43,350	$30,585
Accounts receivable	7,604	-
Other receivable – joint venture	76,719	76,719
Prepaid expenses	104,425	145,561
Total current assets	232,098	252,865
Long term investment	79,891	87,156
Petroleum and natural gas rights – net	3,123,074	818,230
Loan costs	117,083	11,458
TOTAL ASSETS	$3,552,146	$1,169,709

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
LIABILITIES
Other payables	$97,499	$81,700
Accounts payable	120,114	118,649
Derivative liability	162,043	154,297
Amount due to directors	614,410	614,991
Convertible notes – current	1,341,099	20,282
Total current liabilities	2,335,165	989,919
Convertible notes – net of current	-	6,778
Asset retirement obligation	421,354	416,246
TOTAL LIABILITIES	2,756,519	1,412,943

STOCKHOLDERS' DEFICIENCY
Capital Stock
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 28,092 shares issued and outstanding as of March 31, 2016 and December 31, 2015	$28	$28
Common stock, $0.001 par value, 100,000,000 shares
Authorized, 41,284,919 and 30,333,993 shares issued, issuable and outstanding as of March 31, 2016 and December 31, 2015 respectively. (9,650,000 and 0 shares issuable, respectively.)	41,285	30,334
Additional Paid-In Capital	9,287,296	7,864,085
Deficit	(8,367,293)	(7,979,257)
Accumulated other comprehensive income	(165,689)	(158,424)
TOTAL STOCKHOLDERS' DEFICIENCY	$795,627	$(243,234)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$3,552,146	$1,169,709

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.

Interim Consolidated Statements Of Operations And Comprehensive Loss

(Unaudited)

(Amounts expressed in US dollars)

	Three months ended,
	March 31,
	2016	2015
	$	$
Revenue	40,723	-
Direct costs	45,815	-
Gross profit	(5,092)	-

Operating expenses
General and administrative	25,932	11,894
Stock based compensation	40,000	-
Professional fees	118,309	68,231
Rent	2,319	5,063
Wages	-	60,000
Amortization and depreciation	49,530	4,542
Total operating expenses	236,090	149,730
Loss from operations	(241,182)	(149,730)
Interest Expense	(135,626)	(19,202)
Derivative loss	(11,228)
Net loss	(388,036)	(168,932)

Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	(7,265)	54,768
Total comprehensive income (loss)	(7,265)	54,768
Net Comprehensive Loss	(395,301)	(114,164)
Loss per common share - Basic and diluted	(0.01)	(0.005)
Weighted average number of common shares outstanding – basic and diluted	37,137,005	24,769,551

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.

Interim Consolidated Statements of Stockholders' Deficiency

(Unaudited)

(Amounts expressed in US dollars)

	Three Months Ended
	March 31,
	2016	2015
	$	$
Cash flows from operating activities:
Net loss	(388,036)	(168,932)
Derivative loss	11,228	-
Stock based compensation	40,000	-
Amortization and depreciation	49,530	4,542
Accretion – Asset retirement obligation	5,108	-
Amortization of debt discount	111,386	8,333
Increase (decrease) in other payables	1,465	15,427
Increase in accrual expenses	19,133	-
Decrease (increase) in prepaid expenses	41,136	-
Decrease (increase) in accounts receivables	(7,604)	-
Net cash used in operating activities	(116,654)	(120,878)

Cash flows from investing activities:
Investment in petroleum and natural gas rights	(1,350,000)	-
Net cash used in investing activities	(1,350,000)	-

Cash flows from financing activities:
Amount due to Director	(581)	90,627
Payment of investment obligation	-	(52,801)
Proceeds from convertible notes	1,480,000	153,000
Repayment of convertible notes	-	(64,000)
Net cash provided by financing activities	1,479,419	127,326

Net increase/(decrease) in cash	12,765	6,448
Cash, beginning of period	30,585	1,345

Cash, end of period	43,350	7,793

Supplemental Cash Flow Information:

Cash paid for:
Interest	$-	$10,442
Income taxes	$-	$-
Non-Cash transactions:
Conversion of convertible note	$10,111	$-
Stock based compensation	$40,000	$151,667

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.

Interim Consolidated Statements of Stockholders' Deficiency

(Unaudited)

(Amounts expressed in US dollars)

	Common Stock		Shares to be issued		Preferred Stock		Additional Paid-in	Accumulated Other Comprehensive		Total Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Capital	Income	Deficit	Deficiency
		$		$	$	$	$	$	$	$
Balance at December 31, 2014	24,094,551	24,095	675,000	675	28,092	28	7,162,660	(177,452)	(7,067,267)	(57,261)
Debt discount - convertible debt	-	-	-	-	-	-	330,500	-	-	330,500
Derivative liability							(286,839)			(286,839)
Shares issued to investors	675,000	675	(675,000)	(675)	-	-	-	-	-	-
Issuance of new shares in satisfaction of debt	421,571	421					29,579			30,000
Issuance of shares in satisfaction of debt	2,872,871	2,873					198,228			201,101
Issuance of new shares for consulting services	720,000	720					107,280			108,000
Derivative liability adjustment							138,227			138,227
Issuance of new shares as prepayment for consulting services	1,000,000	1,000					164,000			165,000
Issuance of new shares – convertible debt	550,000	550					20,450			21,000
Unrealized gain on securities available for sale								19,028		19,028
Net loss for the year ended December 31, 2015									(911,990)	(911,990)
Balance at December 31, 2015	30,333,993	30,334	-	-	28,092	28	7,864,085	(158,424)	(7,979,257)	(243,234)
Issuances of shares in satisfaction of debt	300,926	301					9,810			10,111
Issuance of new shares for consulting services	1,000,000	1,000					39,000			40,000
Debt discount – convertible debt							415,569			415,569
Derivative liability adjustment							3,482			3,482
Shares committed to be issued in acquisition of oil and gas investment			9,650,000	9,650			955,350			965,000
Unrealized loss on securities available for sale								(7,265)		(7,265)
Net loss for the three months ended March 31, 2016									(388,036)	(388,036)
Balance at March 31, 2016	31,634,919	31,635	9,650,000	9,650	28,092	28	9,287,296	(165,689)	(8,367,293)	795,627

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

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net loss of $395,301 and $114,164 for the three months ended March 31, 2016 and 2015, respectively. The Company has accumulated a shareholders' equity of $795,627 as of March 31, 2016. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however, there is no assurance of additional funding being available. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

Note 2. Summary of Significant Accounting Policies

a) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information, the instructions to SEC Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements and the following notes should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company's Form 10-K for the year ended December 31, 2015.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of the financial position at March 31, 2016 and the results of operations for the three months ended March 31, 2016 and 2015 and cash flows for the three months ended March 31, 2016 and 2015 have been made. The results of operations presented are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

b) Basis of Consolidation

The financial statements presented herein reflect the consolidated financial results of the Company and its wholly owned subsidiary, Viking Oil & Gas (Canada) ULC, a Canadian corporation formed on March 8, 2016. This subsidiary is intended to provide a base of operations in Canada, although at the time of this filing there has been no activity. All significant intercompany transactions and balances have been eliminated upon consolidation.

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

•	Level 3: inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets and liabilities measured at fair value as of March 31, 2016 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial Assets
Long term investment	$79,891	$-	$-	$(7,265)
Petroleum and natural gas rights - net	-	-	3,123,074	-
	$79,891	$-	$3,123,074	$(7,265)

Financial liabilities
Derivative liabilities	$-	$162,043	$-	$(11,228)
	$-	$162,043	$-	$(11,228)

e) Cash

Cash includes bank deposits and cash on hand.

f) Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and, adjusted by any effects of warrants and options outstanding, if dilutive, that may add to the number of common shares during the period. At March 31, 2016, there were approximately 4,000,000 common stock equivalents that were anti-dilutive and not included in the calculation.

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

h) Comprehensive Income

FASB ASC 220 "Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. For the three months ended March 31, 2016 and 2015, comprehensive loss was $395,301 and $114,164 respectively.

i) Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 ("ASC 740-10-25"). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets likely. The Company did not incur any material impact to its financial condition or results of operations due to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is subject to U.S federal jurisdiction income tax examinations for the tax years 2006 through 2014. In addition, the Company is subject to state and local income tax examinations for the tax years 2006 through 2015.

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

The following table represents stock warrant activity as of and for the three months ended March 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding - January 1, 2016	-	-	-	-
Granted	4,062,500	$0.20	5.0 years	$-
Exercised	-	-	-	-
Forfeited/expired/cancelled	-		-	-

Warrants Outstanding – March 31, 2016	4,062,500	$0.20	5.0 years	$-

Outstanding Exercisable – January 1, 2016	-	$-	-	$-
Outstanding Exercisable – March 31, 2016	4,062,500	$0.20	5.0 years	$-

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

As of March 31, 2016 and December 31, 2015, the Company had no trading and held-to-maturity securities.

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

The Company's investment in Tanager is considered as "available-for-sale" securities, and an unrealized loss of $7,265 was recorded in other comprehensive income for the three months ended March 31, 2016.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the three months ended March 31, 2016 and 2015.

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

The following table describes the changes in the Company's asset retirement obligations for the three months ended March 31, 2016:

Asset retirement obligation at December 31, 2015	$416,246
Accretion expense	5,108
Asset retirement obligation at March 31, 2016	$421,354

q) Recent Accounting Pronouncements

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2016. Management has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company's reported financial position or operations in the near term.

Note 3. Related Party Transactions

During April 2015, the Company made an advance to Tanager Energy Inc., in conjunction with a joint investment in the second oil well of the Joffre Project. As of March 31, 2016, the balance owed by Tanager to the Company is $76,719, which is shown as other receivable – joint venture on the balance sheet.

During the three months ended March 31, 2016, the Company's Executive Chairman and Director, Tom Simeo did not accrue payroll and made no advances to the Company.. Any accruals and advances do not bear interest, are unsecured and have no specific terms of repayment. As of March 31, 2016, the net amount due for prior accruals and expenses paid on behalf of the Company is $36,385. The Company has not imputed interest as the amount is deemed immaterial.

During the three months ended March 31, 2016, the Company's CEO and Director, James Doris incurred expenses on behalf of, and made advances to the Company in the amount of $35,194 in order to provide the Company with funds to carry on its operations. These advances do not bear interest, are unsecured and have no specific terms of repayment. As of March 31, 2016, the amount due for expenses paid on behalf of the Company is $218,690. The Company has not imputed interest as the amount is deemed immaterial. Additionally, Mr. Doris made several loans to the Company totaling $359,336, all accruing interest at 12%, and payable on demand. As of March 31, 2016, the total amount due to Mr. Doris for advances and expenses paid on behalf of the Company and loans is $578,025. Accrued interest of $30,792 is included in other payables at March 31, 2016.

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

The Company's petroleum and natural gas rights are recorded at cost as of March 31, 2016. The Company will assess the impairment by comparing the estimated future undiscounted cash flows derived from these rights to the carrying value. Any impairment loss will be recorded in the income statements for the future reporting period(s).

Note 5. Capital Stock and Additional Paid-in Capital

(a) Preferred Stock

The Company is authorized to issue 5,000,000 shares of Preferred Stock, par value $0.001 per share (the "Preferred Stock"), of which 50,000 have been designated as Series C Preferred Stock (the "Series C Preferred Stock").

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

On November 18, 2015, the Company issued 1,000,000 restricted shares of its common stock in conjunction with a one year consulting agreement, at a cost of $0.165 per share, the current fair market value at the time of agreement.

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

On January 12, 2016, the Company issued 300,926 common shares for convertible debt in the amount of $10,111.

On March 16, 2016, the Company issued 1,000,000 common shares for services, valued at $40,000.

On February 1, 2016, the Company authorized the issuance of 9,650,000 common shares as part of the consideration for the acquisition of the Oil and Gas investment made at that time. The shares have not been issued as of the filing of this report, but have been accounted for as issuable as the transaction closed in February 2016.

Note 6. Convertible Notes

Convertible notes payable at March 31, 2016 and December 31, 2015 as detailed below, are summarized as follows:

	March 31,	December 31,
	2016	2015

(e) - JMJ Financial	$-	$6,778
(f) - LG Capital	63,000	63,000
(g) - GW Holdings	30,000	30,000
(h) - EMA Financial	50,000	50,000
(i) - JDF Capital	27,500	27,500
(j) - (p) Senior Secured 15% Convertible Promissory Notes (7)	1,625,000	-
	1,795,500	177,278
Net of unamortized debt discount	(454,401)	(150,218)
	$1,341,099	$27,060
Less current portion	(1,341,099)	(20,282)
	$-	$6,778

(a) March 11, 2015 Convertible Note

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

(b) March 12, 2015 Convertible Note

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

(c) March 12, 2015 Convertible Note

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

(d) March 25, 2015 Convertible Note

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

(e) May 22, 2015 Convertible Note

On May 22, 2015, the Company issued a convertible promissory note with a cap of $50,000 with a 0% interest rate for the first three months. The terms of the note include a $5,000 Original Issue Discount, providing for a maximum funding of $45,000. The amount of the note funded as of March 31, 2016 was $25,000. The Company may repay this Note at any time on or before 90 days from the effective date. If the Company does not make a payment on or before 90 days from the notes effective date, a one-time interest charge of 12%shall be applied to the principal sum. The maturity date of the note is two years from the effective date of the note. The investor has the right, at any time after the Effective Date, at its election, to convert all of part of the outstanding and unpaid Principal Sum and accrued interest. The conversion price is the lesser of $0.10 or 60% of the lowest trade price in the 25 trading days previous to the conversion. As of March 31, 2016 the full amount of the note has been converted to common shares.

(f) November 3, 2015 Convertible Note

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

(g) November 20, 2015 Convertible Note

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

(h) November 19, 2015 Convertible Note

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

(i) November 25, 2015 Convertible Note

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

(j) February 19, 2016 Senior Secured Convertible Promissory Note

On February 19, 2016, the Company issued a $75,000 15% convertible note with a term expiring August 18, 2016 (the "Maturity Date"). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock at any time, at the holder's option, The conversion price shall be the lowest of (i) $0.15, (ii) 58% of the price of the Company's securities that are sold in any offering of the Company's securities in excess of $100,000, of (iii) the conversion price of any Equity converted on or prior to the Conversion Date.

(k) February 19, 2016 Senior Secured Convertible Promissory Note

On February 19, 2016, the Company issued a $50,000 15% convertible note with a term expiring August 18, 2016 (the "Maturity Date"). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock at any time, at the holder's option, The conversion price shall be the lowest of (i) $0.15, (ii) 58% of the price of the Company's securities that are sold in any offering of the Company's securities in excess of $100,000, of (iii) the conversion price of any Equity converted on or prior to the Conversion Date.

(l) February 19, 2016 Senior Secured Convertible Promissory Note

On February 19, 2016, the Company issued a $50,000 15% convertible note with a term expiring August 18, 2016 (the "Maturity Date"). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock at any time, at the holder's option, The conversion price shall be the lowest of (i) $0.15, (ii) 58% of the price of the Company's securities that are sold in any offering of the Company's securities in excess of $100,000, of (iii) the conversion price of any Equity converted on or prior to the Conversion Date.

(m) February 19, 2016 Senior Secured Convertible Promissory Note

On February 19, 2016, the Company issued a $1,100,000 15% convertible note with a term expiring August 18, 2016 (the "Maturity Date"). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock at any time, at the holder's option, The conversion price shall be the lowest of (i) $0.15, (ii) 58% of the price of the Company's securities that are sold in any offering of the Company's securities in excess of $100,000, of (iii) the conversion price of any Equity converted on or prior to the Conversion Date.

(n) February 19, 2016 Senior Secured Convertible Promissory Note

On February 19, 2016, the Company issued a $200,000 15% convertible note with a term expiring August 18, 2016 (the "Maturity Date"). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock at any time, at the holder's option, The conversion price shall be the lowest of (i) $0.15, (ii) 58% of the price of the Company's securities that are sold in any offering of the Company's securities in excess of $100,000, of (iii) the conversion price of any Equity converted on or prior to the Conversion Date.

(o) February 19, 2016 Senior Secured Convertible Promissory Note

On February 19, 2016, the Company issued a $100,000 15% convertible note with a term expiring August 18, 2016 (the "Maturity Date"). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock at any time, at the holder's option, The conversion price shall be the lowest of (i) $0.15, (ii) 58% of the price of the Company's securities that are sold in any offering of the Company's securities in excess of $100,000, of (iii) the conversion price of any Equity converted on or prior to the Conversion Date.

(p) February 19, 2016 Senior Secured Convertible Promissory Note

On February 19, 2016, the Company issued a $50,000 15% convertible note with a term expiring August 18, 2016 (the "Maturity Date"). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock at any time, at the holder's option, The conversion price shall be the lowest of (i) $0.15, (ii) 58% of the price of the Company's securities that are sold in any offering of the Company's securities in excess of $100,000, of (iii) the conversion price of any Equity converted on or prior to the Conversion Date.

Note 7. Subsequent Events

The Company has evaluated subsequent events from March 31, 2016 through May 27, 2016, and determined there are no other items to disclose other than those disclosed below:

On April 15, 2016 the Company issued 4,000,000 common shares for services.

Subsequent to March 31, 2016, the Company repaid all amounts owing under the following convertible, redeemable promissory notes:

1.

Convertible Redeemable Promissory Note executed by the Company in favor of LG Capital Funding, LLC on or about November 3, 2016, with an original principal amount of $63,000. All amounts owing under this note, including principal, interest and prepayment penalties, were paid on or about April 29, 2016. The transfer agent share reserve previously held in connection with this note has been cancelled.

2.

Convertible Redeemable Promissory Note executed by the Company in favor of EMA Financial, LLC on or about November 19, 2015, with an original principal amount of $50,000. All amounts owing under this note, including principal, interest and prepayment penalties, were paid on or about May 12, 2016. The transfer agent share reserve previously held in connection with this note has been cancelled.

3.

Convertible Redeemable Promissory Note executed by the Company in favor of GW Holdings Group, LLC on or about November 20, 2015, with an original principal amount of $30,000. All amounts owing under this note, including principal, interest and prepayment penalties, were paid on or about May 9, 2016. The transfer agent share reserve previously held in connection with this note has been cancelled.

4.

Convertible Redeemable Promissory Note executed by the Company in favor of JDF Capital Inc. on or about November 25, 2015, with an original principal amount of $27,500. All amounts owing under this note, including principal, interest and prepayment penalties, were paid on or about May 2, 2016. The transfer agent share reserve previously held in connection with this note has been cancelled.

The aggregate amount to repay all amounts owing under these notes was $260,753.60.The funds used to pay the aforementioned notes were in part from an interest-free $98,000 loan to the Company from a private individual, an accredited investor (which loan has since been fully repaid), and from proceeds of a private offering under the following terms: 10 Units at $30,000 per Unit, with each Unit consisting of (i) 100,000 shares of common stock, and (ii) a Secured Subordinated Promissory Note with a face value of $30,000 (an issuance price of $15, and an origination issuance discount $15,000), a maturity date of January 12, 2017, interest accruing at 10% per annum, no prepayment penalty, and secured by the assets of the Company. The Company intends to formally close the offering no later than May 31, 2016.

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

RESULTS OF CONTINUING OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the three months ended March 31, 2016 and 2015,should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company's Form 10-K for the year ended December 31, 2015.

Liquidity and Capital Resources

As of March 31, 2016 and December 31, 2015, the Company had $43,350 and 30,585 in cash holdings, respectively.

Three months ended March 31, 2016, compared to the three months ended March 31, 2015

Revenue

The Company had gross revenues of $40,723 for the three months ended March 31, 2016, representing its share of revenue from its 50% working interest in the Joffre Property as well as the new revenues from the investment in the oil properties in Kansas. This revenue from the Joffre Property comes from the first two oil wells in the project which began producing during April of 2015.

Expenses

The Company's operating expenses increased by $86,360 to $236,090 for the three-month period ended March 31, 2016, from $149,730 in the corresponding period in 2015. The increase was mainly due to the increase of general and administrative expenses and professional fees during the three-month period ended March 31, 2016, as compared to the three-month period ended March 31, 2015.

Net Loss

The Company incurred a net loss of $395,301 during the three-month period ended March 31, 2016, compared with a net loss of $114,164 for the three-month period ended March 31, 2015. The increase in net loss was mainly due to the items referred to in the analysis of operating expenses.

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

Under the supervision and with the participation of management, including the Company's Chief Executive Officer, the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016 have been evaluated, and, based upon this evaluation, the Company's Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Management and directors will continue to monitor and evaluate the effectiveness of the Company's internal controls and procedures and the Company's internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. There were no changes in Internal Control over Financial Reporting during the quarter ended March 31, 2016.

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

On November 18, 2015, the Company issued 1,000,000 restricted shares of its common stock in conjunction with a one year consulting agreement, at a cost of $0.165 per share, the current fair market value at the time of agreement.

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

On January 12, 2016, the Company issued 300,926 common shares for convertible debt in the amount of $10,111.

On March 16, 2016, the Company issued 1,000,000 common shares for services, valued at $40,000.

On February 1, 2016, the Company authorized the issuance of 9,650,000 common shares as part of the consideration for the acquisition of the Oil and Gas investment made at that time. The shares have not been issued as of the filing of this report, but have been accounted for as issuable as the transaction closed in February 2016.

The securities identified in this Item were originally issued pursuant to exemptions from registration requirements relying on Section 4(a)(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933 as there was no general solicitation, and the transactions did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Description

3.1	Articles of Incorporation (incorporated by reference to our Definitive Information Statement on Schedule 14C filed on October 14, 2008)
3.2	Bylaws (incorporated by reference to our Definitive Information Statement on Schedule 14C filed on October 14, 2008)
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to our Definitive Information Statement on Schedule 14C filed on May 23, 2012)
10.1	Purchase and Sale, Petroleum and Natural Gas Conveyance Agreementwith Tanager Energy Inc. dated November 3, 2014 (incorporated by reference to our Current Report on Form 8-K filed on November 10, 2014)
10.2	Purchase, Sale and Capital Contribution Agreement effective February 1, 2016 (incorporated by reference to our Annual Report on Form 10-K/A filed on May 16, 2016)
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63
99.1	Guaranty and Repurchase Agreement dated April 11, 2012 (incorporated by reference to our Annual Report on Form 10-K filed on April 18, 2013)
99.2	Repurchase Agreement dated April 15, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 18, 2013)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

____________

* To be filed or furnished by amendment

ITEM 7. OFF BALANCE-SHEET ARRANGEMENTS

None.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIKING INVESTMENTS GROUP, INC. (Registrant)

Date: May 27, 2016	By:	/s/ Tom Simeo
Tom Simeo Executive Chairman, Director and Treasurer

In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 27, 2016	By:	/s/ Guangfeng Yang
Guangfeng Yang Chief Financial Officer & Director

