Form 10-Q/A
period 2016-03-31
VIKING INVESTMENTS GROUP, INC.
filed 2016-08-22
CIK 1102432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(AMENDMENT NO. 1)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2016

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 13, 2016, the registrant had 46,284,919 shares of common stock outstanding, including 1,000,000 shares issuable.

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the three months ended March 31, 2016, amends in its entirety the Quarterly Report on Form 10-Q that was originally filed on May 27, 2016 (the "Quarterly Report"), to:

1.	comply with Rule 10-01(d) Regulation S-X, which requires interim financial statements included in quarterly reports on Form 10-Q to be reviewed by an independent public accountant using professional standards and procedures for conducting such reviews, as established by PCAOB,

2.	to reflect adjustments as summarized in the following table and to update the financial statements and various disclosures throughout this quarterly report to conform to reporting requirements of oil and gas producing activities, and,

3.	to include the required certifications of the Company's Principal Executive Officer and Principal Financial and Accounting Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act.

The following table provides a reconciliation of the changes between the amended results as compared to previous results for the three months ended March 31, 2016 for those items affected by this amendment. This amendment consists of the following adjustments:

•	Recording of a derivative liability associated with new convertible debt during the quarter ended March 31, 2016 that provided the financing for the acquisition of new oil and gas properties, resulting in an increase in the liability as well as a current period loss on derivatives, offset by changes in equity.

•	Recording 5,000,000 common shares unissued, but issuable as of March 31, 2016 to three separate parties for services covering a one year period, resulting in an increase in prepaid expenses, operating expenses and equity.

•	Recording adjustments pertaining to accrued expenses and unamortized debt discounts.

	Restated Balance	Previous Balance

Balance Sheet
Prepaid expenses	882,507	104,425
Other payables	132,293	97,499
Derivative liability	1,286,918	162,043
Convertible notes - current	1,361,878	1,341,099
Common stock	46,285	41,285
Additional paid in capital	9,391,246	9,287,296
Deficit	(9,044,242)	(8,367,293)

Statement of operations
Direct costs	eliminated	45,815
Operating expenses	397,148	236,090
Interest expense	181,257	135,626
Derivative loss	527,303	11,228
Net loss	(1,072,250)	(395,301)

3

VIKING INVESTMENTS GROUP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIKING INVESTMENTS GROUP, INC.

Consolidated Balance Sheets

(Unaudited)

(Amounts expressed in US dollars)

	March 31,	December 31,
	2016	2015
	(Unaudited)
	(restated)
ASSETS
Current assets:
Cash	$43,350	$30,585
Accounts receivable – oil and gas	7,604	-
Other receivable – related party	76,719	76,719
Prepaid expenses	882,507	145,561
Total current assets	1,010,180	252,865

Oil and gas properties, full cost method
Proved developed producing oil and gas properties, net	1,343,543	49,095
Undeveloped and non-producing oil and gas properties, net	1,613,898	769,135
Total oil and gas properties, net	2,957,441	818,230

Long term investment	79,891	87,156
Loan costs	117,083	11,458
TOTAL ASSETS	$4,164,595	$1,169,709

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Other payables	$132,293	$81,700
Accounts payable	120,114	118,649
Derivative liability	1,286,918	154,297
Amount due to directors	614,410	614,991
Convertible notes – current	1,361,878	20,282
Total current liabilities	3,515,613	989,919
Convertible notes – net of current	-	6,778
Asset retirement obligation	421,354	416,246
TOTAL LIABILITIES	3,936,967	1,412,943

STOCKHOLDERS' EQUITY
Capital Stock
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 28,092 shares issued and outstanding as of March 31, 2016 and December 31, 2015	28	28
Common stock, $0.001 par value, 100,000,000 shares
Authorized, 46,284,919 and 30,333,993 shares issued, issuable and outstanding as of March 31, 2016 and December 31, 2015 respectively. (14,650,000 and 0 shares issuable, respectively).	46,285	30,334
Additional Paid-In Capital	9,391,246	7,864,085
Deficit	(9,044,242)	(7,979,257)
Accumulated other comprehensive income	(165,689)	(158,424)
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	227,628	(243,234)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,164,595	$1,169,709

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.

Consolidated Statements Of Operations And Comprehensive Loss

(Unaudited)

(Amounts expressed in US dollars)

	Three months ended,
	March 31,
	2016	2015
	(restated) $	$
Revenue:
Oil and gas sales	40,723	-

Operating expenses:
Lease operating costs	40,984	-
General and administrative	40,705	11,894
Stock based compensation	102,500	-
Professional fees	140,227	68,231
Rent	2,319	5,063
Wages	-	60,000
Depreciation, depletion and amortization (includes depletion of $2,581 and $0 for Canada and $18,302 and $0 for USA)	70,413	4,542
Total operating expenses	397,148	149,730
Loss from operations	(356,425)	(149,730)
Interest Expense	(181,257)	(19,202)
Derivative loss	(527,303)	-
Net loss	(1,064,985)	(168,932)

Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	(7,265)	54,768
Total comprehensive income (loss)	(7,265)	54,768
Net Comprehensive Loss	(1,072,250)	(114,164)
Loss per common share - Basic and diluted	(0.028)	(0.005)
Weighted average number of common shares outstanding – basic and diluted	37,741,400	24,769,551

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts expressed in US dollars)

	Three Months Ended
	March 31,
	2016	2015
	(restated) $	$
Cash flows from operating activities:
Net loss	(1,064,985)	(168,932)
Derivative loss	527,303	-
Stock based compensation	102,500	-
Depreciation, depletion and amortization	70,413	4,542
Accretion – Asset retirement obligation	5,108	-
Amortization of debt discount	132,164	8,333
Increase(decrease) in other payables	1,465	15,427
Increase in accrual expenses	53,928	19,752
Decrease (increase) in prepaid expenses	63,054	-
Decrease (increase) in accounts receivables	(7,604)	-
Net cash used in operating activities	(116,654)	(120,878)

Cash flows from investing activities:
Acquisition of oil and gas properties	(1,350,000)	-
Net cash used in investing activities	(1,350,000)	-

Cash flows from financing activities:
Advances from Directors	35,194	90,627
Repayments to Directors	(35,775)	-
Payment of investment obligation	-	(52,801)
Proceeds from convertible notes	1,480,000	153,000
Repayment of convertible notes	-	(64,000)
Net cash provided by financing activities	1,479,419	127,326

Net increase/(decrease) in cash	12,765	6,448
Cash, beginning of period	30,585	1,345

Cash, end of period	43,350	7,793

Supplemental Cash Flow Information:

Cash paid for:
Interest	$-	$10,442
Income taxes	$-	$-
Non-Cash transactions:
Conversion of convertible note	$10,111	$-
Issuance of shares for oil and gas property acquisition	$820,250	$-
Notes payable for oil and gas property acquisition	$1,350,000	$-
Issuance of warrants for 4,062,500 common shares as debt discount	$415,569	$-
Issuance of shares for prepaid consulting	$800,000	$-
Stock based compensation	$102,500	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.

Consolidated Statements of Stockholders' Equity

(Unaudited)

(Amounts expressed in US dollars)

	Common Stock		Shares to be issued		Preferred Stock		Additional Paid-in	Accumulated Other Comprehensive		Total Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Capital	Income	Deficit	Deficiency
		$		$	$	$	$	$	$	$
Balance at December 31, 2014	24,094,551	24,095	675,000	675	28,092	28	7,162,660	(177,452)	(7,067,267)	(57,261)
Debt discount - convertible debt	-	-	-	-	-	-	330,500	-	-	330,500
Derivative liability							(286,839)			(286,839)
Shares issued to investors	675,000	675	(675,000)	(675)	-	-	-	-	-	-
Issuance of new shares in satisfaction of debt	421,571	421					29,579			30,000
Issuance of shares in satisfaction of debt	2,872,871	2,873					198,228			201,101
Issuance of new shares for consulting services	720,000	720					107,280			108,000
Derivative liability adjustment							138,227			138,227
Issuance of new shares as prepayment for consulting services	1,000,000	1,000					164,000			165,000
Issuance of new shares – convertible debt	550,000	550					20,450			21,000
Unrealized gain on securities available for sale								19,028		19,028
Net loss for the year ended December 31, 2015									(911,990)	(911,990)
Balance at December 31, 2015	30,333,993	30,334	-	-	28,092	28	7,864,085	(158,424)	(7,979,257)	(243,234)
Issuances of shares in satisfaction of debt	300,926	301					9,810			10,111
Issuance of new shares for consulting services	1,000,000	1,000					101,500			102,500
Debt discount – convertible debt							415,569			415,569
Derivative liability adjustment							3,482			3,482
Derivative liability							(608,800)			(608,800)
Shares committed to be issued in acquisition of oil and gas investment			9,650,000	9,650			810,600			820,250
Issuance of new shares as prepayment for consulting services			5,000,000	5,000			795,000			800,000
Unrealized loss on securities available for sale								(7,265)		(7,265)
Net loss for the three months ended March 31, 2016									(1,064,985)	(1,064,985)
Balance at March 31, 2016	31,634,919	31,635	14,650,000	14,650	28,092	28	9,391,246	(165,689)	(9,044,242)	227,628

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

Prior to the first quarter of 2016, the Company's business plan consisted of two strategies: (a) identifying target companies that were undergoing or anticipating periods of rapid growth to provide advisory and consulting services, and (b) identifying investments in oil and gas properties for future exploration and development. In November of 2014, the Company entered into its first contract relative to oil and gas activities involving jointly controlled assets and related liabilities by purchasing an undivided 50% interest in the Joffre project located in Alberta, Canada, as explained in note 4.

Commencing with the first quarter of 2016, the Company has determined that its singular business plan is to engage in the acquisition, exploration, development and production of oil and natural gas properties. Consistent with its refocused efforts, on February 23, 2016, the Company closed on the acquisition of working interests in four leases with access to the mineral rights (oil and gas) concerning approximately 281 acres of property in Miami and Franklin Counties in eastern Kansas.

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net comprehensive loss of $1,072,250 and $114,164 for the three months ended March 31, 2016 and 2015, respectively. The Company has accumulated a shareholders' equity of $227,628 as of March 31, 2016. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however, there is no assurance of additional funding being available. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

Note 2. Summary of Significant Accounting Policies

a) Basis of Presentation

The accompanying unaudited consolidated financial statements of Viking Investments Group, Inc. ("Viking" or the "Company") have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto contained in Viking's latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

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

c) Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates. Significant estimates generally include those with respect to the amount of recoverable oil and gas reserves, the fair value of financial instruments, oil and gas depletion, asset retirement obligations, stock-based compensation, derivative liabilities and impairment of long-term investment.

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

The changes in the Level 3 investments during the three months ended March 31, 2016 consisted of an investment in the oil and gas properties acquired in February of 2016 in the amount of $2,315,000 minus depreciation of the recorded Asset Retirement Cost in the amount of $10,156.

Assets and liabilities measured at fair value as of March 31, 2016 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial Assets
Long term investment	$79,891	$-	$-	$(7,265)
Oil and Gas properties - net	-	-	2,957,441	-
	$79,891	$-	$2,957,441	$(7,265)

Financial liabilities
Derivative liabilities	$-	$1,286,918	$-	$(527,303)
	$-	$1,286,918	$-	$(527,303)

Assets and liabilities measured at fair value as of March 31, 2015 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial Assets
Long term investment	$122,896	$-	$-	$54,768
Oil and Gas properties - net	-	-	355,168	-
	$122,896	$-	$355,168	$54,768

Financial liabilities
Derivative liabilities	$-	$82,975	$-	$-
	$-	$82,975	$-	$-

e) Cash

Cash includes bank deposits and cash on hand.

f) Accounts receivable

Accounts receivable consist of oil and gas receivables. The Company has classified these as short-term assets in the balance sheet because the Company expects repayment or recovery within the next 12 months. The Company evaluates these accounts receivable for collectability and, when necessary, records allowances for expected unrecoverable amounts. The Company deems all accounts receivable to be collectable, and has not recorded any allowance for doubtful accounts.

g) Prepaid expenses

Prepaid expenses represent amounts paid in advance for future contractual benefits to be received. Contracting expenses paid in advance are recorded as a prepaid asset and then amortized to the statements of operations over the life of the contract using the straight-line method. At March 31, 2016 and December 31, 2015, the balances of the prepaid expenses were comprised of the following:

	March 31, 2016	December 31, 2015

In November, 2015, a 1 year consulting agreement with an unrelated party for services related to the petroleum industry in the amount of $165,000.	$104,425	145,561

In March, 2016, 3 one year consulting agreements with 3 unrelated parties for services related to the petroleum industry for a combined total amount of $800,000.	778,082	-
	$882,507	$145,561

h) Oil and Gas Properties

The Company uses the full cost method of accounting for its investment in oil and natural gas properties. Under this method of accounting, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized. General and administrative costs related to production and general overhead are expensed as incurred.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit of production method using estimates of proved reserves. Investment in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is included in loss from continuing operations before income taxes and the adjusted carrying amount of the unproved properties is amortized on the unit-of-production method.

Amortization expense utilizing the unit-of-production method for the three months ended March 31, 2016 was $2,581 for the oil and gas properties in Canada, and $18,302 for the oil and gas properties in the United States, totaling $20,883 for the period.

i) Limitation on Capitalized Costs

Under the full-cost method of accounting, we are required, at the end of each fiscal quarter, to perform a test to determine the limit on the book value of our oil and natural gas properties (the Ceiling Test). If the capitalized costs of our oil and natural gas properties, net of accumulated amortization and related deferred income taxes, exceed the Ceiling, this excess or impairment is charged to expense and reflected as additional accumulated depreciation, depletion and amortization or as credit to oil and natural gas properties. The expense may not be reversed in future periods, even though higher oil and natural gas prices may subsequently increase the Ceiling. The Ceiling is defined as the sum of;

(a)	the present value, discounted at 10 percent, and assuming continuation of existing economic conditions, of 1) estimated future gross revenues from proved reserves, which is computed using oil and natural gas prices determined as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month hedging arrangements pursuant to SAB 103, less 2) estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves, plus

(b)	the cost of properties not being amortized (pursuant to Reg. S-X Rule 4-10 (c)(3)(ii); plus

(c)	the lower of cost or estimated fair value of unproven properties included in the costs being amortized, net of

(d)	the related tax effects related to the difference between the book and tax basis of our oil and natural gas properties.

j) Oil and Gas Reserves

Our proved oil and gas reserves are estimated by independent petroleum engineers. Reserve engineering is a subjective process that is dependent upon the quality of available data and the interpretation thereof, including evaluations and extrapolations of well flow rates and reservoir pressure. Estimates by different engineers often vary sometimes significantly. In addition, physical factors such as the results of drilling, testing and production subsequent to the date of an estimate, as well as economic factors such as changes in product prices, may justify revision of such estimates. Because proved reserves are required to be estimated using recent prices of the evaluation, estimated reserve quantities can be significantly impacted by changes in product prices.

The standardized measure of discounted future net cash flows and changes in such cash flows are prepared using assumptions required by the Financial Accounting Standards Board and the Securities and Exchange Commission. Such assumptions include using a 10% rate. Changes in any of these assumptions could have a significant impact on the standardized measure. Accordingly, the standardized measure does not represent management's estimated current market value of proved reserves. At March 31, 2016, the Company's net book value of oil and natural gas properties did not exceed the ceiling amount calculated for the quarter.

k) Revenue Recognition

All revenue is recognized when persuasive evidence of an arrangement exists, the service or sale is complete, the price is fixed or determinable and collectability is reasonably assured. Revenue is derived from the sale of crude oil and natural gas. Revenue from crude oil and natural gas sales is recognized when the product is delivered to the purchaser and collectability is reasonably assured. The Company follows the "sales method" of accounting for oil and natural gas revenue, so it recognizes revenue on all natural gas or crude oil sold to purchasers.

l) Comprehensive Income

FASB ASC 220 "Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. For the three months ended March 31, 2016 and 2015, comprehensive loss was $1,072,250 and $114,164 respectively.

m) Loss per Share

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

n) Income Taxes

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

o) Stock-Based Compensation

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

The following table represents stock warrant activity as of and for the three months ended March 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Warrants Outstanding – December 31, 2015	-	-	-	-
Granted	4,062,500	0.20	5.0 years	-
Exercised	-	-	-	-
Forfeited/expired/cancelled	-	-	-	-

Warrants Outstanding – March 31, 2016	4,062,500	$0.20	5.0 years	$-

Outstanding Exercisable – December 31, 2015	-	$-	-	$-
Outstanding Exercisable – March 31, 2016	4,062,500	$0.20	5.0 years	$-

p) Long-term Investment

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

q) Impairment of long-lived assets

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

r) Foreign Currency Exchange

An entity's functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which the entity primarily generates and expends cash. Management's judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. The functional currency of the parent company is the U.S. Dollar. The reporting currency of the Company is the U.S. Dollar. The Company has oil and gas operations in Alberta, Canada in which the Canadian Dollar ("CAD" or "CS" herein) is the primary economic environment. The reporting currency of these consolidated financial statements is the U.S. Dollar.

For financial reporting purposes, the operational results of the Company's oil and gas operations in Canada are prepared using the CAD, and are translated into the Company's reporting currency, the U.S. Dollar. Revenue and expenses applicable to the oil and gas operations in Alberta, Canada are translated using average rates prevailing during each reporting period. Gains or losses resulting from the settlement of foreign currency transactions are recorded as a separate component of accumulated other comprehensive income in stockholders' equity when realized. There have been no settlement transactions that resulted in the recognition of a foreign currency exchange gain or loss during the three months ended March 31, 2016 and 2015.

s) Convertible Notes Payable

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

t) Derivative Liability

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

u) Accounting for Asset Retirement Obligations

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

Pursuant to the terms of the operating agreement associated with the oil and gas property acquisitions in the United States made during the quarter ended March 31, 2016, the Company has not incurred any additional Asset Retirement Obligations as a result of this acquisition.

The following table describes the changes in the Company's asset retirement obligations for the three months ended March 31, 2016:

Asset retirement obligation at December 31, 2015	$416,246
Accretion expense	5,108

Asset retirement obligation at March 31, 2016	$421,354

v) Recent Accounting Pronouncements

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

w) Subsequent events

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

Note 3. Related Party Transactions

During April 2015, the Company made an advance to Tanager Energy Inc., in conjunction with a joint investment in the second oil well of the Joffre Project. As of March 31, 2016, the balance owed by Tanager to the Company is $76,719, which is shown as other receivable – related party on the balance sheet..

During the three months ended March 31, 2016, the Company's Executive Chairman and Director, Tom Simeo did not accrue payroll and made no advances to the Company. The Company paid a total of $775 against prior advances. Any accruals and advances do not bear interest, are unsecured and have no specific terms of repayment. As of March 31, 2016, the net amount due for prior accruals and expenses paid on behalf of the Company is $36,385. The Company has not imputed interest as the amount is deemed immaterial.

During the three months ended March 31, 2016, the Company's CEO and Director, James Doris incurred expenses on behalf of, and made advances to the Company in the amount of $35,194 in order to provide the Company with funds to carry on its operations, and the Company made repayments of $35,000. These advances do not bear interest, are unsecured and have no specific terms of repayment. As of March 31, 2016, the amount due for expenses paid on behalf of the Company is $218,690. The Company has not imputed interest as the amount is deemed immaterial. Additionally, Mr. Doris made several loans to the Company totaling $359,336, all accruing interest at 12%, and payable on demand. As of March 31, 2016, the total amount due to Mr. Doris for advances and expenses paid on behalf of the Company and loans is $578,025. Accrued interest of $30,792 is included in other payables at March 31, 2016.

On June 5, 2015, the Company authorized and approved the issuance of 2,000,000 and 872,871 restricted shares of common stock in settlement and cancellation of a total of $201,101 of amounts owed to directors, , at a cost basis of $0.07 per share.

Note 4. Oil and Gas Properties

The following table summarizes the Company's oil and gas activities by classification and geographical cost center for the three months ended March 31, 2016:

	December 31, 2015	Additions	Disposals	March 31, 2016
Proved developed producing oil and gas properties
Canada cost center	50,313	-	-	50,313
United States cost center	-	1,308,938	-	1,308,938
Accumulated depletion and impairment	-	(13,881)	-	(13,881)
Accumulated depreciation, asset retirement costs	(1,218)	(609)	-	(1,827)
Proved developed producing oil and gas properties, net	49,095	1,294,448	-	1,343,543

Undeveloped and non-producing oil and gas properties
Canada cost center	788,227	-	-	788,227
United States cost center	-	861,312	-	861,312
Accumulated depletion and impairment	-	(7,002)	-	(7,002)
Accumulated depreciation, asset retirement costs	(19,092)	(9,547)	-	(28,639)
Undeveloped and non-producing oil and gas properties, net	769,135	844,763	-	1,613,898

Total Oil and Gas Properties, Net	818,230	2,139,211	-	2,957,441

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

On February 23, 2016, the Company closed on the acquisition of working interests in four leases with access to the mineral rights (oil and gas) concerning approximately 281 acres of property in Miami and Franklin Counties in eastern Kansas. This project produces oil from the Cherokee formation at a depth of approximately 600 feet. These leases offer the potential for several future drilling locations. The purchase includes an undivided interest in all oil and gas wells, equipment, fixtures and other personal property located upon the leased properties and used in connection with oil and gas operations upon the leases attributable to the working interests purchased by the Company. The names of the four leases and Viking's percentage ownership of the working interest of each lease is as follows:

Lease Name	Viking's Working Interest Percentage

HAHN	32.299%
JOHNSTON	84.041%
WILSON, EAST	15.000%
WILSON, WEST	55.003%

The effective date of the acquisitions is February 1, 2016, so the Company was entitled to net revenues from its share of production as of such date. As consideration for this transaction, the Company paid $1,350,000 plus 4,650,000 shares of common stock valued at $.10 per share, or $465,000.

The Company also purchased a 100% working interest (Net Revenue Interest of 83%) in certain Non-Producing Leases as follows: (i) three leases with access to the mineral rights (oil and gas) concerning approximately 270 acres of property in Miami and Franklin Counties in eastern Kansas; and (ii) 31 leases with access to the mineral rights (oil and gas) concerning approximately 5,500 acres of property in Cass and Bates Counties in Missouri. The purchase includes an undivided interest in all oil and gas wells, equipment, fixtures and other personal property located upon the leased properties and used in connection with oil and gas operations upon the leases attributable to the working interests purchased by Viking. As consideration for this transaction, Viking agreed to issue the vendors 5,000,000 shares of common stock valued at $.10 per share of $500,000.

The total purchase of these oil and gas interests is calculated as follows, and is included as an investment in Petroleum and Gas rights on the balance sheet at March 31, 2106:

Cash consideration	$1,350,000
Stock for producing interests	395,250
Stock for non-producing interests	425,000

Total purchase price	$2,170,250

Proforma condensed selected financial data for the three months ended March 31, 2016 and 2015 as though this acquisition had taken place at January 1, 2015 are as follows:

	Three Months Ended March 31,
	2016	2015

Revenues	$52,088	$60,105

Net Loss	$(971,618)	$(98,701)

Loss per share	$(0.026)	$(0.004)

For the three months ended March 31, 2016, the Company has included $29,557 of revenue providing $7,604 of net earnings in its consolidated income statement from the date of acquisition.

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

On March 16, 2016, the Company issued 1,000,000 common shares for services, valued at $102,500.

On February 1, 2016, the Company authorized the issuance of 9,650,000 common shares as part of the consideration for the acquisition of the Oil and Gas investment made at that time. The shares have not been issued as of the filing of this report, but have been accounted for as issuable as the transaction closed in February 2016.

On March 21, 2016, the Company executed two one year consulting agreements requiring the issuance of 2,000,000 common shares for each contract. The shares were issued during April 2016, but have been accounted for as issuable as of March 31, 2016.

On March 21, 2016, the Company executed a one year advisory services agreement requiring the issuance of 1,000,000 common shares for the contract. The shares are to be issued as 375,002 upon execution of the contract, with 56,818 shares being issued at the beginning of each month for the remaining eleven months. Although none of the shares stipulated pursuant to this agreement have been issued as of the date of this report, the Company has determined to account for all 1,000,000 common shares valued at $0.16 per share, as issuable as of March 31, 2016.

Note 6. Convertible Notes

Convertible notes payable at March 31, 2016 and December 31, 2015 as detailed below, are summarized as follows:

	March 31,	December 31,
	2016	2015

(e) - JMJ Financial	$-	$6,778
(f) - LG Capital	63,000	63,000
(g) - GW Holdings	30,000	30,000
(h) - EMA Financial	50,000	50,000
(i) - JDF Capital	27,500	27,500
(j) – (p) Senior Secured 15% Convertible Promissory Notes (7)	1,625,000	-
	1,795,500	177,278
Net of unamortized debt discount	(433,622)	(150,218)
	$1,361,878	$27,060
Less current portion	(1,361,878)	(20,282)
	$-	$6,778

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

Note 7. Restatement

These financial statements have been restated to reflect the following adjustments:

The following table provides a reconciliation of the changes between the amended results as compared to previous results for the three months ended March 31, 2016 for those items affected by this amendment. This amendment consists of the following adjustments:

•	Recording of a derivative liability associated with new convertible debt during the quarter ended March 31, 2016 that provided the financing for the acquisition of new oil and gas properties, resulting in an increase in the liability as well as a current period loss on derivatives, offset by changes in equity.

•	Recording of 5,000,000 common shares unissued, but issuable as of March 31, 2016 to three separate parties for services covering a one year period, resulting in an increase in prepaid expenses, operating expenses and equity.

•	Recording adjustments pertaining to accrued expenses and unamortized debt discounts.

	Restated Balance	Previous Balance

Balance Sheet
Prepaid expenses	882,507	104,425
Other payables	132,293	97,499
Derivative Liability	1,286,918	162,043
Convertible notes – current	1,361,878	1,341,099
Common stock	46,285	41,285
Additional paid in capital	9,391,246	9,287,296
Deficit	(9,044,242)	(8,367,293)

Statement of operations
Direct costs	Eliminated	45,815
Operating expenses	397,148	236,090
Interest expense	181,257	135,626
Derivative loss	527,303	11,228
Net Loss	(1,072,250)	(395,301)

Note 8. Subsequent Events

The Company has evaluated subsequent events from March 31, 2016 through the date of filing this Form 10-Q/A, and determined there are no other items to disclose other than those disclosed below:

On April 15, 2016 the Company issued 4,000,000 common shares in satisfaction of the two contracts for professional services that were executed March 21, 2016.

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

The aggregate amount to repay all amounts owing under these notes was $260,754. The funds used to pay the aforementioned notes were in part from an interest-free $98,000 loan to the Company from a private individual, an accredited investor (which loan has since been fully repaid), and from proceeds of a private offering under the following terms: 10 Units at $30,000 per Unit, with each Unit consisting of (i) 100,000 shares of common stock, and (ii) a Secured Subordinated Promissory Note with a face value of $30,000 (an issuance price of $15, and an origination issuance discount $15,000), a maturity date of January 12, 2017, interest accruing at 10% per annum, no prepayment penalty, and secured by the assets of the Company. The Company increased the number of Units being offered in the offering, and the offering closed as of April 29, 2016, with the Company obligated to issue 1,250,000 common shares and issuing a total of $375,000 of 10% Secured Subordinated promissory notes with a term expiring January 12, 2017 (the "Maturity Date"), and an original issue discount of fifty percent (50%). Interest is payable on the outstanding principal of these notes at 10% per annum on the Maturity Date. On August 2, 2016, the Company instructed the Company's transfer agent to issue 1,250,000 common shares in satisfaction of its obligation associated with the share issuance component of the offering.

SUPPLEMENTAL INFORMATION – OIL AND NATURAL GAS PRODUCTION – (unaudited)

At March 31, 2016, the Company has two separate Oil and Gas production projects as follows:

(1)	The Company has a 50% undivided interest in an oil property located approximately ten miles northeast of Red Deer, Alberta in Canada. The property consists of one oil well producing from the Leduc Formation, three suspended oil wells, one abandoned oil well, and a suspended water injector.

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

(2)	The Company has various working interests in four leases with access to the mineral rights (oil and gas) concerning approximately 281 acres of property in Miami and Franklin Counties in eastern Kansas. This project produces oil from the Cherokee formation at a depth of approximately 600 feet. These leases offer the potential for several future drilling locations.

The Company also purchased a 100% working interest (Net Revenue Interest of 83%) in certain Non-Producing Leases as follows: (i) three leases with access to the mineral rights (oil and gas) concerning approximately 270 acres of property in Miami and Franklin Counties in eastern Kansas; and (ii) 31 leases with access to the mineral rights (oil and gas) concerning approximately 5,500 acres of property in Cass and Bates Counties in Missouri.

Results of Operations

The results of operations for petroleum and natural gas production for the three months ended March 31, 2016 consist of both the 50% undivided interest in the Joffre oil and gas property located in Alberta, Canada as well as the various working interests in the four leases in eastern Kansas, as follows:

	Three Months Ended March 31, 2016
	Canada	United States	Total

Results of Operations by Geographic Area

Revenue
Oil	$7,962	$29,557	$37,519
Gas	1,967	-	1,967
Liquids	1,144	-	1,144
Sulphur	93	-	93

Total revenues	11,166	29,557	40,723
Production costs	23,862	17,122	40,984

	$(12,696)	$12,435	$(261)

The Company did not have any operational results for the three months ended March 31, 2015

	Canada	United States	Totals

Oil and Gas Production and Sales by Geographic Area

Production
Oil - (barrels)	307	1,080	1,387
Natural Gas - (mcf)	1,940	-	1,940
Natural Gas Liquids - (barrels)	189	-	189
Sulphur - (tonnes)	9	-	9

Sales
Oil - (barrels)	309	1,080	1,389
Natural Gas - (mcf)	1,260	-	1,260
Natural Gas Liquids - (barrels)	212	-	212
Sulphur - (tonnes)	9	-	9

Average Sales Prices
Oil - (barrels)	$25.77	$27.37	$27.01
Natural Gas - (mcf)	$1.56	$-	$1.56
Natural Gas Liquids - (barrels)	$5.40	$-	$5.40
Sulphur - (tonnes)	$10.33	$-	$10.33

Mcf = thousands of cubic feet
Tonnes = Metric tons

Petroleum and Natural Gas Exploration and Production Costs

The amounts shown as net capitalized costs for petroleum and natural gas rights of $3,123,074 and $818,230 consist of the initial investment to acquire the undivided interest in the Joffre Project, as well as additional licensing costs at that location, as well as the investment made this quarter to acquire the oil and gas properties in Kansas. The Company does not incur any production or exploratory costs as the entire project is operated through a subcontract relationship.

Petroleum and Natural Gas Reserves

Reserves are estimated remaining quantities of oil and natural gas and related substances, which by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations – prior to the time at which contracts providing the right to operate expire. The detailed reserve information and production forecasts for for the Joffre project in Alberta, Canada were presented in the Company's annual report on Form 10-K for the year ended December 31, 2015, and is incorporated herein.

The following information is an estimate of the proved oil reserve, and the associated economic values of those certain properties in Franklin, Linn and Miami counties, Kansas, acquired by the Company in February 2016. c and the associated econi=including an economic forecast disclosed herein is representative of the February 2016 acquisition one producing well, and the re-activation of the three suspended wells expected to begin production in 2016.

The following tables summarize projected revenues, expenses and discounted cash flows:

Proved, Developed Producing Reserves

The Proved, Developed Producing (PDP) reserves were determined by extrapolation of the lease production decline curves. Waterflood reserves are classified as PDP on these leases by virtue of the successful past operations in these, and regional analogous, reservoirs. Developed reserves are those expected to be recovered from existing wells (including reserves behind pipe). Improved recovery reserves are considered developed only after the necessary equipment has been installed, or when the costs to do so are relatively minor. The gross PDP reserves (November 1, 2015) of the subject leases are:

	Gross PDP Reserves			Working Interest PDP Reserves		Viking PDP Reserves
Lease Name	Cumulative Production to Date	Remaining Reserve	Ultimate Production	Net Revenue Interest % (Working Interest)	NRI Remaining Reserve	Viking % of Working Interest	Viking Reserve Balances

HAHN	5,092	64,908	70,000	86.500%	56,145	32.299%	18,134
JOHNSTON	40,738	81,762	122,500	83.000%	67,862	84.041%	57,032
WILSON, EAST	16,346	153,654	170,000	83.000%	127,533	15.000%	19,130
WILSON, WEST	7,962	134,438	142,400	83.000%	111,584	55.003%	61,375

	70,138	434,762	504,900		363,124		155,671

The following table summarizes PDP projected revenues, expenses and discounted cash flows for the HAHN lease as of November 1, 2015:

Projected Revenues and Discounted Cash Flows - Hahn Lease
Proved, Developed, Producing Reserves - (PDP)

Year	Number of Wells	Volume (mbbl)	Price ($/bbl)	Revenue (m$)	Sev + Adv Taxes (m$)	Net Operating Expenses (m$)	Capital Outlay (m$)	Annual Cash Flow (m$)	Cumulative Discounted Cash Flow at 10% (m$)

2015	14	0.184	39.68	7.318	0.073	2.035	-	5.210	5.168
2016	14	1.450	44.55	64.579	0.646	12.209	-	51.724	53.708
2017	14	1.475	48.43	71.439	0.714	12.209	-	58.515	103.629
2018	14	1.367	51.03	69.753	0.698	12.209	-	56.846	147.717
2019	14	1.261	52.87	66.684	0.667	12.209	-	53.808	185.655
2020	14	1.164	54.08	62.952	0.630	12.209	-	50.114	217.776
2021	14	1.074	56.25	60.409	0.604	12.209	-	47.596	245.510
2022	14	0.991	58.00	57.474	0.575	12.209	-	44.691	269.183
2023	14	0.915	58.00	53.053	0.531	12.209	-	40.313	288.597
2024	14	0.844	58.00	48.932	0.489	12.209	-	36.233	304.459
2025	14	0.779	58.00	45.166	0.452	12.209	-	32.506	317.396
2026	14	0.719	58.00	41.682	0.417	12.209	-	29.056	327.909
2027	14	0.663	58.00	38.460	0.385	12.209	-	25.866	336.417
2028	14	0.611	58.00	35.462	0.355	12.209	-	22.899	343.264
2029	14	0.565	58.00	32.746	0.328	12.209	-	20.209	348.758
2030	14	0.521	58.00	30.198	0.302	12.209	-	17.687	353.129
2031	14	0.481	58.00	27.875	0.279	12.209	-	15.388	356.586
2032	14	0.444	58.00	25.740	0.257	12.209	-	13.273	359.297
2033	14	0.409	58.00	23.717	0.237	12.209	-	11.270	361.389
2034	14	0.378	58.00	21.899	0.219	12.209	-	9.471	362.988
Sub-Total		16.293	54.35	885.538	8.856	234.006	-	642.676	362.988
Remaining		1.841	58.00	106.799	1.068	79.672	-	26.059	366.444
Total		18.134	54.72	992.337	9.924	313.678	-	668.735	366.444

The following table summarizes PDP projected revenues, expenses and discounted cash flows for the JOHNSTON lease as of November 1, 2015:

Projected Revenues and Discounted Cash Flows - Johnston Lease
Proved, Developed, Producing Reserves - (PDP)

Year	Number of Wells	Volume (mbbl)	Price ($/bbl)	Revenue (m$)	Sev + Adv Taxes (m$)	Net Operating Expenses (m$)	Capital Outlay (m$)	Annual Cash Flow (m$)	Cumulative Discounted Cash Flow at 10% (m$)

2015	29	0.490	39.68	19.442	0.194	10.967	-	8.280	8.214
2016	29	5.085	44.55	226.551	2.266	65.804	-	158.481	156.939
2017	29	6.721	48.43	325.486	3.255	65.804	-	256.427	375.704
2018	29	5.390	51.03	275.072	2.751	65.804	-	206.517	535.871
2019	29	4.200	52.87	222.029	2.220	65.804	-	154.005	644.453
2020	29	3.506	54.08	189.615	1.896	65.804	-	121.915	722.596
2021	29	3.043	56.25	171.176	1.712	65.804	-	103.660	782.998
2022	29	2.709	58.00	157.101	1.571	65.804	-	89.726	830.528
2023	29	2.453	58.00	142.283	1.423	65.804	-	75.056	866.673
2024	29	2.250	58.00	130.487	1.305	65.804	-	63.378	894.419
2025	29	2.085	58.00	120.933	1.209	65.804	-	53.920	915.879
2026	29	1.946	58.00	112.891	1.129	65.804	-	45.958	932.506
2027	29	1.830	58.00	106.115	1.061	65.804	-	39.250	945.416
2028	29	1.728	58.00	100.217	1.002	65.804	-	33.411	955.407
2029	29	1.640	58.00	95.148	0.951	65.804	-	28.392	963.125
2030	29	1.562	58.00	90.615	0.906	65.804	-	23.905	969.032
2031	29	1.493	58.00	86.618	0.866	65.804	-	19.947	973.513
2032	29	1.431	58.00	83.011	0.830	65.804	-	16.376	976.858
2033	29	1.376	58.00	79.794	0.798	65.804	-	13.192	979.307
2034	29	1.324	58.00	76.820	0.768	65.804	-	10.248	981.037
Sub-Total		52.263	53.79	2,811.403	28.113	1,261.245	-	1,522.044	981.037
Remaining		4.768	58.00	276.523	2.765	257.225	-	16.533	983.392
Total		57.031	54.14	3,087.926	30.878	1,518.470	-	1,538.577	983.392

The following table summarizes PDP projected revenues, expenses and discounted cash flows for the WILSON, EAST lease as of November 1, 2015:

Projected Revenues and Discounted Cash Flows - Wilson, East Lease
Proved, Developed, Producing Reserves - (PDP)

Year	Number of Wells	Volume (mbbl)	Price ($/bbl)	Revenue (m$)	Sev + Adv Taxes (m$)	Net Operating Expenses (m$)	Capital Outlay (m$)	Annual Cash Flow (m$)	Cumulative Discounted Cash Flow at 10% (m$)

2015	43	0.115	39.68	4.553	0.046	2.903	-	1.605	1.592
2016	43	1.075	44.55	47.893	0.479	17.415	-	30.000	29.745
2017	43	1.530	48.43	74.083	0.741	17.415	-	55.928	77.458
2018	43	1.455	51.03	74.241	0.742	17.415	-	56.084	120.955
2019	43	1.347	52.87	71.224	0.712	17.415	-	53.097	158.391
2020	43	1.247	54.08	67.435	0.674	17.415	-	49.346	190.020
2021	43	1.155	56.25	64.943	0.650	17.415	-	46.879	217.336
2022	43	1.069	58.00	61.996	0.620	17.415	-	43.961	240.623
2023	43	0.990	58.00	57.394	0.574	17.415	-	39.405	259.599
2024	43	0.916	58.00	53.131	0.531	17.415	-	35.185	275.003
2025	43	0.848	58.00	49.190	0.492	17.415	-	31.283	287.453
2026	43	0.785	58.00	45.545	0.455	17.415	-	27.674	297.466
2027	43	0.727	58.00	42.160	0.422	17.415	-	24.324	305.466
2028	43	0.673	58.00	39.028	0.390	17.415	-	21.223	311.812
2029	43	0.623	58.00	36.140	0.361	17.415	-	18.363	316.804
2030	43	0.577	58.00	33.452	0.335	14.175	-	18.942	321.485
2031	43	0.534	58.00	30.972	0.310	14.175	-	16.487	325.188
2032	43	0.494	58.00	28.675	0.287	14.175	-	14.213	328.091
2033	43	0.458	58.00	26.544	0.266	14.175	-	12.103	330.338
2034	43	0.424	58.00	24.578	0.246	14.175	-	10.157	332.053
Sub-Total		17.040	54.76	933.177	9.332	317.588	-	606.257	332.053
Remaining		2.089	58.00	121.182	1.212	92.457	-	27.514	335.712
Total		19.130	55.12	1,054.359	10.544	410.044	-	633.771	335.712

The following table summarizes PDP projected revenues, expenses and discounted cash flows for the WILSON, WEST lease as of November 1, 2015:

Projected Revenues and Discounted Cash Flows - Wilson, West Lease
Proved, Developed, Producing Reserves - (PDP)

Year	Number of Wells	Volume (mbbl)	Price ($/bbl)	Revenue (m$)	Sev + Adv Taxes (m$)	Net Operating Expenses (m$)	Capital Outlay (m$)	Annual Cash Flow (m$)	Cumulative Discounted Cash Flow at 10% (m$)

2015	53	0.372	39.68	14.754	0.147	13.118	-	1.488	1.477
2016	53	4.056	44.55	180.716	1.807	78.709	-	100.199	95.507
2017	53	6.812	48.43	329.884	3.299	78.709	-	247.876	306.976
2018	53	6.494	51.03	331.399	3.314	78.709	-	249.376	500.384
2019	53	5.787	52.87	305.981	3.060	78.709	-	224.212	658.467
2020	53	5.155	54.08	278.776	2.788	78.709	-	197.279	784.916
2021	53	4.592	56.25	258.311	2.583	78.709	-	177.019	888.064
2022	53	4.091	58.00	237.253	2.372	78.709	-	156.172	970.792
2023	53	3.644	58.00	211.349	2.114	78.709	-	130.526	1033.649
2024	53	3.246	58.00	188.252	1.883	78.709	-	107.660	1080.781
2025	53	2.892	58.00	167.707	1.677	78.709	-	87.321	1115.533
2026	53	2.576	58.00	149.396	1.494	78.709	-	69.193	1140.568
2027	53	2.294	58.00	133.062	1.331	78.709	-	53.022	1158.008
2028	53	2.044	58.00	118.547	1.185	78.709	-	38.652	1169.566
2029	53	1.821	58.00	105.595	1.056	78.709	-	25.829	1176.587
2030	53	1.622	58.00	94.078	0.941	62.373	-	30.764	1184.189
2031	53	1.444	58.00	83.774	0.838	62.373	-	20.563	1188.809
2032	53	1.287	58.00	74.650	0.746	62.373	-	11.530	1191.164
2033	53	1.146	58.00	66.483	0.665	62.373	-	3.445	1191.803
2034	53	-	-	-	-	-	-	-	1191.803
Sub-Total		61.375	54.26	3,329.968	33.299	1,364.542	-	1,932.127	1191.803
Remaining		-	-	-	-	-	-	-	1191.803
Total		61.375	54.26	3,329.968	33.299	1,364.542	-	1,932.127	1191.803

Proved Undeveloped Reserves

The Proved Undeveloped (PUD) reserves were determined by analogy to existing wells on the evaluated leases, or to similar production in the area. Waterflood reserves are included. Undeveloped reserves are those expected to be recovered: (1) from new wells on undrilled acreage, (2) from deepening existing wells to a different reservoir, or (3) where a relatively large expenditure is required to (a) recomplete an existing well or (b) install production or transportation facilities for primary or improved recovery projects. The gross PUD reserves (November 1, 2015) of the subject leases are:

	Gross PUD Reserves			Working Interest PUD Reserves		Viking PUD Reserves
Lease Name	Cumulative Production to Date	Remaining Reserve	Ultimate Production	Net Revenue Interest % (Working Interest)	NRI Remaining Reserve	Viking % of Working Interest	Viking Reserve Balances

HAHN	-	25,000	25,000	86.500%	21,625	32.299%	6,985
JOHNSTON	-	30,000	30,000	83.000%	24,900	84.041%	20,926
WILSON, EAST	-	30,000	30,000	83.000%	24,900	15.000%	3,735
WILSON, WEST	-	47,000	47,000	83.000%	39,010	55.003%	21,457

	-	132,000	132,000		110,435		53,103

The following table summarizes PUD projected revenues, expenses and discounted cash flows for the HAHN lease as of November 1, 2015:

Projected Revenues and Discounted Cash Flows - Hahn Lease
Proved Undeveloped Reserves - (PUD)
Year	Number of Wells	Volume (mbbl)	Price ($/bbl)	Revenue (m$)	Sev + Adv Taxes (m$)	Net Operating Expenses (m$)	Capital Outlay (m$)	Annual Cash Flow (m$)	Cumulative Discounted Cash Flow at 10% (m$)

2015	5	-	39.68	-	-	0.000	22.609	(22.609)	(22.573)
2016	5	0.509	44.55	22.663	0.227	4.360	22.609	(4.533)	(27.278)
2017	5	0.511	48.43	24.746	0.247	4.360	-	20.139	(10.159)
2018	5	0.479	51.03	24.427	0.244	4.360	-	19.822	5.214
2019	5	0.445	52.87	23.514	0.235	4.360	-	18.919	18.553
2020	5	0.413	54.08	22.341	0.224	4.360	-	17.757	29.935
2021	5	0.384	56.25	21.584	0.216	4.360	-	17.008	39.845
2022	5	0.357	58.00	20.682	0.207	4.360	-	16.115	48.381
2023	5	0.331	58.00	19.183	0.192	4.360	-	14.631	55.427
2024	5	0.307	58.00	17.834	0.178	4.360	-	13.296	61.248
2025	5	0.286	58.00	16.560	0.166	4.360	-	12.034	66.037
2026	5	0.265	58.00	15.399	0.154	4.360	-	10.884	69.975
2027	5	0.246	58.00	14.294	0.143	4.360	-	9.790	73.196
2028	5	0.229	58.00	13.282	0.133	4.360	-	8.789	75.824
2029	5	0.213	58.00	12.327	0.123	4.360	-	7.843	77.956
2030	5	0.197	58.00	11.446	0.114	4.360	-	6.971	79.678
2031	5	0.183	58.00	10.641	0.106	4.360	-	6.174	81.065
2032	5	0.171	58.00	9.891	0.099	4.360	-	5.432	82.175
2033	5	0.158	58.00	9.179	0.092	4.360	-	4.727	83.052
2034	5	0.147	58.00	8.524	0.085	4.360	-	4.078	83.741
Sub-Total		5.830	54.63	318.516	3.185	82.847	45.218	187.266	83.741
Remaining		0.872	58.00	50.580	0.506	79.672	-	(29.597)	85.546
Total		6.702	55.07	369.096	3.691	162.519	45.218	157.669	85.546

The following table summarizes PUD projected revenues, expenses and discounted cash flows for the JOHNSTON lease as of November 1, 2015:

Projected Revenues and Discounted Cash Flows - Johnston Lease
Proved, Undeveloped Reserves - (PUD)
Year	Number of Wells	Volume (mbbl)	Price ($/bbl)	Revenue (m$)	Sev + Adv Taxes (m$)	Net Operating Expenses (m$)	Capital Outlay (m$)	Annual Cash Flow (m$)	Cumulative Discounted Cash Flow at 10% (m$)

2015	5	-	39.68	-	-	-	-	-	-
2016	5	0.459	44.55	20.442	0.204	9.455	117.657	(106.873)	(103.037)
2017	5	1.931	48.43	93.531	0.935	11.346	-	81.250	(33.721)
2018	5	1.954	51.03	99.710	0.997	11.346	-	87.368	34.039
2019	5	1.811	52.87	95.752	0.957	11.346	-	83.449	92.876
2020	5	1.676	54.08	90.626	0.906	11.346	-	78.375	143.112
2021	5	1.550	56.25	87.172	0.872	11.346	-	74.954	186.787
2022	5	1.433	58.00	83.108	0.831	11.346	-	70.931	224.361
2023	5	1.326	58.00	76.918	0.769	11.346	-	64.803	255.568
2024	5	1.226	58.00	71.117	0.711	11.346	-	59.061	281.424
2025	5	1.135	58.00	65.804	0.658	11.346	-	53.801	302.836
2026	5	1.049	58.00	60.832	0.608	11.346	-	48.878	320.521
2027	5	0.971	58.00	56.299	0.563	11.346	-	44.390	335.121
2028	5	0.898	58.00	52.058	0.520	11.346	-	40.193	347.139
2029	5	0.830	58.00	48.159	0.482	11.346	-	36.332	357.015
2030	5	0.769	58.00	44.601	0.446	11.346	-	32.809	365.123
2031	5	0.710	58.00	41.188	0.412	11.346	-	29.431	371.734
2032	5	0.658	58.00	38.166	0.382	11.346	-	26.439	377.134
2033	5	0.541	58.00	31.391	0.314	10.060	-	21.017	381.057
2034	5	-	-	-	-	-	-	-	-
Sub-Total		20.926	55.28	1,156.875	11.567	201.043	117.657	826.608	381.057
Remaining		-	-	-	-	-	-	-	381.057
Total		20.926	55.28	1,156.875	11.567	201.043	117.657	826.608	381.057

The following table summarizes PUD projected revenues, expenses and discounted cash flows for the WILSON, EAST lease as of November 1, 2015:

Projected Revenues and Discounted Cash Flows - Wilson, East Lease
Proved, Undeveloped Reserves - (PUD)
Year	Number of Wells	Volume (mbbl)	Price ($/bbl)	Revenue (m$)	Sev + Adv Taxes (m$)	Net Operating Expenses (m$)	Capital Outlay (m$)	Annual Cash Flow (m$)	Cumulative Discounted Cash Flow at 10% (m$)

2015	5	-	39.68	-	-	-	25.200	(25.200)	(25.160)
2016	5	0.102	44.55	4.551	0.045	1.856	25.200	(22.551)	(46.903)
2017	5	0.354	48.43	17.151	0.171	2.025	-	14.955	(34.144)
2018	5	0.347	51.03	17.697	0.177	2.025	-	15.495	(22.127)
2019	5	0.321	52.87	16.979	0.170	2.025	-	14.784	(11.703)
2020	5	0.297	54.08	16.062	0.161	2.025	-	13.876	(2.809)
2021	5	0.275	56.25	15.458	0.155	2.025	-	13.278	4.928
2022	5	0.254	58.00	14.747	0.147	2.025	-	12.574	11.589
2023	5	0.235	58.00	13.633	0.136	2.025	-	11.472	17.114
2024	5	0.218	58.00	12.615	0.126	2.025	-	10.464	21.695
2025	5	0.201	58.00	11.667	0.117	2.025	-	9.525	25.485
2026	5	0.186	58.00	10.788	0.108	2.025	-	8.655	28.617
2027	5	0.172	58.00	9.988	0.100	2.025	-	7.863	31.203
2028	5	0.159	58.00	9.239	0.092	2.025	-	7.122	33.333
2029	5	0.147	58.00	8.535	0.085	2.025	-	6.424	35.079
2030	5	0.136	58.00	7.908	0.079	2.025	-	5.804	36.513
2031	5	0.126	58.00	7.308	0.073	2.025	-	5.210	37.684
2032	5	0.117	58.00	6.760	0.068	2.025	-	4.667	38.637
2033	5	0.087	58.00	5.063	0.051	1.627	-	3.386	39.271
2034	5	-	58.00	-	-	0.000	-	-	-
Sub-Total		3.735	55.20	206.148	2.062	35.883	50.400	117.804	39.271
Remaining		-	-	-	-	-	-	-	39.271
Total		3.735	55.20	206.148	2.062	35.883	50.400	117.804	39.271

The following table summarizes PUD projected revenues, expenses and discounted cash flows for the WILSON, WEST lease as of November 1, 2015:

Projected Revenues and Discounted Cash Flows - Wilson, West Lease
Proved, Undeveloped Reserves - (PUD)
Year	Number of Wells	Volume (mbbl)	Price ($/bbl)	Revenue (m$)	Sev + Adv Taxes (m$)	Net Operating Expenses (m$)	Capital Outlay (m$)	Annual Cash Flow (m$)	Cumulative Discounted Cash Flow at 10% (m$)

2015	14	-	39.68	-	-	0.000	-	-	-
2016	14	0.661	44.55	29.429	0.294	17.326	213.412	(201.603)	(199.054)
2017	14	2.218	48.43	107.431	1.074	20.791	-	85.566	(126.056)
2018	14	2.183	51.03	111.402	1.114	20.791	-	89.497	(56.645)
2019	14	1.957	52.87	103.467	1.035	20.791	-	81.641	0.917
2020	14	1.752	54.08	94.770	0.948	20.791	-	73.031	47.727
2021	14	1.569	56.25	88.239	0.882	20.791	-	66.565	86.514
2022	14	1.404	58.00	81.413	0.814	20.791	-	59.808	118.196
2023	14	1.257	58.00	72.927	0.729	20.791	-	51.407	142.952
2024	14	1.125	58.00	65.239	0.652	20.791	-	43.796	162.125
2025	14	1.007	58.00	58.412	0.584	20.791	-	37.037	176.865
2026	14	0.901	58.00	52.287	0.523	20.791	-	30.973	188.071
2027	14	0.807	58.00	46.800	0.468	20.791	-	25.541	196.472
2028	14	0.723	58.00	41.919	0.419	20.791	-	20.709	202.664
2029	14	0.647	58.00	37.516	0.375	20.791	-	16.350	207.108
2030	14	0.579	58.00	33.561	0.336	14.851	-	18.374	211.649
2031	14	0.518	58.00	30.051	0.300	14.851	-	14.900	214.996
2032	14	0.464	58.00	26.893	0.269	14.851	-	11.773	217.401
2033	14	0.415	58.00	24.086	0.241	14.851	-	8.994	219.071
2034	14	0.372	58.00	21.566	0.216	14.851	-	6.499	220.168
Sub-Total		20.558	54.84	1,127.408	11.273	361.865	213.412	540.857	220.168
Remaining		0.898	58.00	52.064	0.520	44.55	-	6.991	221.196
Total		21.456	54.97	1,179.471	11.794	406.417	213.412	547.848	221.198

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

PLAN OF OPERATIONS

Overview

Prior to the first quarter of 2016, the Company's business plan consisted of two strategies: (a) identifying target companies that were undergoing or anticipating periods of rapid growth to provide advisory and consulting services, and (b) identifying investments in oil and gas properties for future exploration and development. In November of 2014, the Company entered into its first contract relative to oil and gas activities involving jointly controlled assets and related liabilities by purchasing an undivided 50% interest in the Joffre project located in Alberta, Canada, as explained in note 4.

Commencing with the first quarter of 2016, the Company has determined that its singular business plan is to engage in the acquisition, exploration, development and production of oil and natural gas properties. Consistent with its refocused efforts, on February 23, 2016, the Company closed on the acquisition of working interests in four leases with access to the mineral rights (oil and gas) concerning approximately 281 acres of property in Miami and Franklin Counties in eastern Kansas.

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

Liquidity and Capital Resources

As of March 31, 2016 and December 31, 2015, the Company had $43,350 and 30,585 in cash holdings, respectively.

Three months ended March 31, 2016, compared to the three months ended March 31, 2015

Revenue

The Company had gross revenues of $40,723 for the three months ended March 31, 2016, representing its share of revenue from its 50% undivided interest in the Joffre Property as well as the new revenues from the investment in the oil properties in Kansas. This revenue from the Joffre Property comes from the first two oil wells in the project which began producing during April of 2015, and the revenue from the Kansas property comes from four leases.

Expenses

The Company's operating expenses increased by $247,418 to $397,148 for the three-month period ended March 31, 2016, from $149,730 in the corresponding period in 2015. The increase was mainly due to lease operating costs being incurred for the first time as well as the increase of general and administrative expenses, stock based compensation and professional fees during the three-month period ended March 31, 2016, as compared to the three-month period ended March 31, 2015.

Net Loss

The Company incurred a net loss of $1,072,250 during the three-month period ended March 31, 2016, compared with a net loss of $114,164 for the three-month period ended March 31, 2015. The increase in net loss was mainly due to the items referred to in the analysis of operating expenses.

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

On March 21, 2016, the Company executed two one-year consulting agreements with third parties requiring the issuance of 2,000,000 common shares for each contract. The shares were issued during April 2016, but have been accounted for as issuable as of March 31, 2016.

On March 21, 2016, the Company executed a one year advisory services agreement requiring the issuance of 1,000,000 common shares for the contract. The shares are to be issued as 375,002 upon execution of the contract, with 56,818 shares being issued at the beginning of each month for the remaining eleven months. Although none of the shares stipulated pursuant to this agreement have been issued as of the date of this report, the Company has determined to account for all 1,000,000 common shares valued at $0.16 per share, as issuable as of March 31, 2016

The securities identified in this Item were originally issued pursuant to exemptions from registration requirements relying on Section 4(a)(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933 as there was no general solicitation, and the transactions did not involve a public offering.

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

* Filed herewith.

ITEM 7. OFF BALANCE-SHEET ARRANGEMENTS

None.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIKING INVESTMENTS GROUP, INC. (Registrant)

/s/ James Doris	Date: August 19, 2016
Principal Executive Officer

In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tom Simeo	Date: August 19, 2016
Principal Financial and Accounting Officer

