Form 10-Q
period 2016-06-30
VIKING INVESTMENTS GROUP, INC.
filed 2016-08-22
CIK 1102432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________

FORM 10-Q

______________________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2016

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

_______________________________________________________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 15, 2016, the registrant had 47,534,919 shares of common stock outstanding.

EXPLANATORY NOTE

The Company has not been able to have its independent auditor complete their review of the financial statements for the three and six months ended June 30, 2016 as reported in this Form 10-Q.

The Company understands that this report is deficient because the unaudited financial statements contained in this report for the three and six months ended June 30, 2016 have not been reviewed by an independent registered public accountant as required by rule 10 - 01(d) regulation S-X. The Company understands that completion of this independent review of its quarterly financial statements and the filing of an amendment will make this report current. When the review is complete, the Company will file an amendment to this report which will include the required certifications of the Company's Principal Executive Officer and Principal Financial and Accounting Officer as required by sections 302 and 906 of the Sarbanes-Oxley Act.

2

VIKING INVESTMENTS GROUP, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIKING INVESTMENTS GROUP, INC.

Consolidated Balance Sheets

(Unaudited)

(Amounts expressed in US dollars)

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash	$18,404	$30,585
Accounts receivable – oil and gas	15,828	-
Other receivable – related party	76,719	76,719
Prepaid expenses	641,918	145,561
Total current assets	752,869	252,865

Oil and gas properties, full cost method
Proved developed producing oil and gas properties, net	1,323,874	49,095
Undeveloped and non-producing oil and gas properties, net	1,594,168	769,135
Total oil and gas properties, net	2,918,042	818,230

Long term investment	239,213	87,156
Loan costs	36,250	11,458
TOTAL ASSETS	$3,946,374	$1,169,709

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Other payables	$206,480	$81,700
Accounts payable	47,126	118,649
Derivative liability	787,560	154,297
Amount due to directors	621,693	614,991
Secured subordinated notes payable	230,882	-
Convertible notes – current	1,509,564	20,282
Total current liabilities	3,403,305	989,919
Convertible notes – net of current	-	6,778
Asset retirement obligation	426,525	416,246
TOTAL LIABILITIES	3,829,830	1,412,943

STOCKHOLDERS' EQUITY
Capital Stock
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 28,092 shares issued and outstanding as of June 30, 2016 and December 31, 2015	28	28
Common stock, $0.001 par value, 100,000,000 shares Authorized, 47,534,919 and 30,333,993 shares issued, issuable and outstanding as of June 30, 2016 and December 31, 2015 respectively. (2,250,000 and 0 shares issuable, respectively).	47,535	30,334
Additional Paid-In Capital	9,638,488	7,864,085
Deficit	(9,563,140)	(7,979,257)
Accumulated other comprehensive income	(6,367)	(158,424)
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	116,544	(243,234)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,946,374	$1,169,709

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.

Consolidated Statements Of Operations And Comprehensive Loss

(Unaudited)

(Amounts expressed in US dollars)

	Three months ended,		Six months ended,
	June 30,		June 30,
	2016	2015	2016	2015
	$	$	$	$
Revenue:
Oil and gas sales	85,864	32,023	126,586	32,023

Operating expenses:
Lease operating costs	58,333	21,775	99,317	21,775
General and administrative	31,719	38,808	72,424	50,702
Stock based compensation	-	108,000	102,500	108,000
Professional fees	338,574	34,795	478,801	103,026
Rent	3,196	1,127	5,515	6,190
Wages	-	3,000	-	63,000
Depreciation, depletion and amortization	120,233	2,250	190,646	6,792
Total operating expenses	552,055	209,755	949,203	359,485
Loss from operations	(466,191)	(177,732)	(822,617)	(327,462)
Interest Expense	(528,573)	(41,783)	(709,830)	(60,985)
Debt settlement income	75,000	-	75,000	-
Derivative gain (loss)	400,867	(5,542)	(126,436)	(5,542)
Net loss	(518,897)	(225,057)	(1,583,883)	(393,989)

Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	159,322	(66,990)	152,057	(12,222)
Total comprehensive income (loss)	159,322	(66,990)	152,057	(12,222)
Net Comprehensive Loss	(359,575)	(292,047)	(1,431,826)	(406,211)
Loss per common share - Basic and diluted	(0.007)	(0.012)	(0.033)	(0.016)
Weighted average number of common shares outstanding – basic and diluted	47,150,304	25,252,188	42,445,852	25,008,474

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts expressed in US dollars)

	Six Months Ended
	June 30,
	2016	2015
	$	$
Cash flows from operating activities:
Net loss	(1,583,883)	(393,989)
Derivative loss	126,436	5,542
Stock based compensation	102,500	108,000
Depreciation, depletion and amortization	190,646	6,792
Accretion – Asset retirement obligation	10,279	-
Amortization of debt discount	493,733	43,241
Gain on settlement of debt	(75,000)	-
Increase(decrease) in other payables	3,477	70,822
Increase in accrued expenses	128,114	19,517
Decrease (increase) in prepaid expenses	303,643	-
Decrease (increase) in other receivables	-	(76,719)
Decrease (increase) in accounts receivables	(15,828)	(10,248)
Net cash used in operating activities	(315,883)	(227,042)

Cash flows from investing activities:
Acquisition of oil and gas properties	(1,350,000)	(77,158)
Net cash used in investing activities	(1,350,000)	(77,158)

Cash flows from financing activities:
Advances from Directors	52,758	222,391
Repayments to Directors	(46,056)	-
Payment of investment obligation	-	(52,801)
Sale of common stock	187,500	-
Proceeds from notes payable	285,500	-
Repayments of notes payable	(98,000)	-
Payment of issuance costs	(37,500)	-
Proceeds from convertible notes	1,480,000	211,000
Repayment of convertible notes	(170,500)	(64,000)
Net cash provided by financing activities	1,653,702	316,590

Net increase/(decrease) in cash	(12,181)	12,390
Cash, beginning of period	30,585	1,345

Cash, end of period	18,404	13,735

Supplemental Cash Flow Information:
Cash paid for:
Interest	$90,254	$10,442
Income taxes	$-	$-
Non-Cash transactions:
Conversion of convertible note	$10,111	$-
Issuance of shares as part of oil and gas property acquisition	$820,250	$-
Notes payable for oil and gas property acquisition	$1,350,000	$-
Issuance of warrants for 4,062,500 common shares as debt discount	$415,569	$-
Issuance of shares for prepaid consulting	$800,000	$-
Stock issued for debt	$-	$227,807
Stock based compensation	$102,500	$108,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.

Consolidated Statements of Stockholders' Equity

(Unaudited)

(Amounts expressed in US dollars)

	Common Stock		Shares to be issued		Preferred Stock		Additional Paid-in	Accumulated Other Comprehensive		Total Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Capital	Income	Deficit	Deficiency
		$		$	$	$	$	$	$	$
Balance at December 31, 2014	24,094,551	24,095	675,000	675	28,092	28	7,162,660	(177,452)	(7,067,267)	(57,261)
Debt discount - convertible debt	-	-	-	-	-	-	330,500	-	-	330,500
Derivative liability							(286,839)			(286,839)
Shares issued to investors	675,000	675	(675,000)	(675)	-	-	-	-	-	-
Issuance of new shares in satisfaction of debt	421,571	421					29,579			30,000
Issuance of shares in satisfaction of debt	2,872,871	2,873					198,228			201,101
Issuance of new shares for consulting services	720,000	720					107,280			108,000
Derivative liability adjustment							138,227			138,227
Issuance of new shares as prepayment for consulting services	1,000,000	1,000					164,000			165,000
Issuance of new shares – convertible debt	550,000	550					20,450			21,000
Unrealized gain on securities available for sale								19,028		19,028
Net loss for the year ended December 31, 2015									(911,990)	(911,990)
Balance at December 31, 2015	30,333,993	30,334	-	-	28,092	28	7,864,085	(158,424)	(7,979,257)	(243,234)
Issuances of shares in satisfaction of debt	300,926	301					9,810			10,111
Issuance of new shares for consulting services	1,000,000	1,000					101,500			102,500
Debt discount – convertible debt							415,569			415,569
Derivative liability adjustment							101,974			101,974
Derivative liability							(608,800)			(608,800)
Shares committed to be issued in acquisition of oil and gas investment	9,650,000	9,650					810,600			820,250
Issuance of new shares as prepayment for consulting services	4,000,000	4,000	1,000,000	1,000			795,000			800,000
Sale of stock			1,250,000	1,250			186,250			187,500
Capital issuance costs							(37,500)			(37,500)
Unrealized loss on securities available for sale								152,057		152,057
Net loss for the six months ended June 30, 2016									(1,583,883)	(1,583,883)
Balance at June 30, 2016	45,284,919	45,285	2,250,000	2,250	28,092	28	9,638,488	(6,367)	(9,563,140)	116,544

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

Commencing with the first quarter of 2016, the Company determined that its singular business plan is to engage in the acquisition, exploration, development and production of oil and natural gas properties. Consistent with its refocused efforts, on February 23, 2016, the Company closed on the acquisition of working interests in four leases with access to the mineral rights (oil and gas) concerning approximately 281 acres of property in Miami and Franklin Counties in eastern Kansas.

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net comprehensive loss of $1,431,826 and $406,211 for the six months ended June 30, 2016 and 2015, respectively. The Company has accumulated a shareholders' equity of $116,544 as of June 30, 2016. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however, there is no assurance of additional funding being available. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

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

The changes in the Level 3 investments during the six months ended June 30, 2016 consisted of an investment in the oil and gas properties acquired in February of 2016 in the amount of $2,170,250 minus depreciation of the recorded Asset Retirement Cost in the amount of $20,311 and depletion of $50,127.

Assets and liabilities measured at fair value as of June 30, 2016 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial Assets
Long term investment	$239,213	$-	$-	$152,057
Oil and Gas properties - net	-	-	2,918,042	-
	$239,213	$-	$2,918,042	$152,057

Financial liabilities
Derivative liabilities	$-	$787,560	$-	$(126,436)
	$-	$787,560	$-	$(126,436)

Assets and liabilities measured at fair value as of June 30, 2015 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial Assets
Long term investment	$55,906	$-	$-	$(12,222)
Oil and Gas properties - net	-	-	432,326	-
	$55,906	$-	$432,326	$(12,222)

Financial liabilities
Derivative liabilities	$-	$141,566	$-	$(5,542)
	$-	$141,566	$-	$(5,542)

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

g) Prepaid expenses

Prepaid expenses represent amounts paid in advance for future contractual benefits to be received. Contracting expenses paid in advance are recorded as a prepaid asset and then amortized to the statements of operations over the life of the contract using the straight-line method. At June 30, 2016 and December 31, 2015, the balances of the prepaid expenses were comprised of the following:

	June 30, 2016	December 31, 2015

In November, 2015, a one-year consulting agreement with an unrelated party for services related to the petroleum industry in the amount of $165,000.	$63,288	145,561

In March, 2016, 3 one-year consulting agreements with 3 unrelated parties for services related to the petroleum industry for a combined total amount of $800,000.	578,630	-
	$641,918	$145,561

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

Amortization expense utilizing the unit-of-production method for the Company's oil and gas properties in both Canada and the United States for the three and six months ended June 30, 2016 and 2015 were as follows:

Oil and Gas Properties by Geographical Cost Center
	Three months ended,		Six months ended,
	June 30,		June 30,
Cost Center	2016	2015	2016	2015

Canada	$4,165	$-	$6,746	$-
United States	25,079	-	43,381	-

	$29,244	$-	$50,127	$-

i) Limitation on Capitalized Costs

Under the full-cost method of accounting, we are required, at the end of each fiscal quarter, to perform a test to determine the limit on the book value of our oil and natural gas properties (the "Ceiling" test). If the capitalized costs of our oil and natural gas properties, net of accumulated amortization and related deferred income taxes, exceed the Ceiling, this excess or impairment is charged to expense and reflected as additional accumulated depreciation, depletion and amortization or as credit to oil and natural gas properties. The expense may not be reversed in future periods, even though higher oil and natural gas prices may subsequently increase the Ceiling. The Ceiling is defined as the sum of:

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

j) Oil and Gas Reserves

Our proved oil and gas reserves are estimated by independent petroleum engineers. Reserve engineering is a subjective process that is dependent upon the quality of available data and the interp0retation thereof, including evaluations and extrapolations of well flow rates and reservoir pressure. Estimates by different engineers often vary sometimes significantly. In addition, physical factors such as the results of drilling, testing and production subsequent to the date of an estimate, as well as economic factors such as changes in product prices, may justify revision of such estimates. Because proved reserves are required to be estimated using recent prices of the evaluation, estimated reserve quantities can be significantly impacted by changes in product prices.

The standardized measure of discounted future net cash flows and changes in such cash flows are prepared using assumptions required by the Financial Accounting Standards Board and the Securities and Exchange Commission. Such assumptions include using a 10% rate. Changes in any of these assumptions could have a significant impact on the standardized measure. Accordingly, the standardized measure does not represent management's estimated current market value of proved reserves. At June 30, 2016, the Company's net book value of oil and natural gas properties did not exceed the ceiling amount calculated for the quarter.

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

l) Comprehensive Income

FASB ASC 220 "Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. The comprehensive loss for the three and six months ended June 30, 2016 was $359,575 and 1,431,826 respectively, and the comprehensive loss for the three and six months ended June 30, 2015 was $292,047 and $406,211 respectively.

m) Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and, adjusted by any effects of warrants and options outstanding, if dilutive, that may add to the number of common shares during the period. At June 30, 2016, there were approximately 4,000,000 common stock equivalents that were anti-dilutive and not included in the calculation.

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

The following table represents stock warrant activity as of and for the six months ended June 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Warrants Outstanding – December 31, 2015	-	-.	-	-
Granted	4,062,500	0.20	5.0 years	-
Exercised	-	-	-	-
Forfeited/expired/cancelled	-		-	-
Warrants Outstanding – June 30, 2016	4,062,500	$0.20	5.0 years	$-
Outstanding Exercisable – December 31, 2015	-	$-	-	$-
Outstanding Exercisable – June 30, 2016	4,062,500	$0.20	5.0 years	$-

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

As of June 30, 2016 and December 31, 2015, the Company had no trading and held-to-maturity securities.

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

The Company's investment in Tanager is considered as "available-for-sale" securities, and an unrealized gain of $152,057 was recorded in other comprehensive income for the six months ended June 30, 2016.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the six months ended June 30, 2016 and 2015.

r) Foreign Currency Exchange

An entity's functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which the entity primarily generates and expends cash. Management's judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. Functional currency of the parent company is the U.S. Dollar. The reporting currency of the Company is the U.S. Dollar. The Company has oil and gas operations in Alberta, Canada in which the Canadian Dollar ("CAD" or "C$" herein) is the primary economic environment. The reporting currency of these consolidated financial statements is the U.S. Dollar.

For financial reporting purposes, the operational results of the Company's oil and gas operations in Canada are prepared using the CAD, and are translated in the Company's reporting currency, the U.S. Dollar. Revenue and expenses applicable to the oil and gas operations in Alberta, Canada are translated using average rates prevailing during each reporting period. Gains or losses resulting from the settlement of foreign currency transactions are recorded as a separate component of accumulated other comprehensive income in stockholders; equity when realized. There have been no settlement transactions that resulted in the recognition of a foreign currency exchange gain or loss during the three or six months ended June 30, 2016 and 2015.

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

The following table describes the changes in the Company's asset retirement obligations for the six months ended June 30, 2016:

Asset retirement obligation at December 31, 2015	$416,246
Accretion expense	10,279

Asset retirement obligation at June 30, 2016	$426,525

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

Note 3. Related Party Transactions

During April 2015, the Company made an advance to Tanager Energy Inc., in conjunction with a joint investment in the second oil well of the Joffre Project. As of June 30, 2016, the balance owed by Tanager to the Company is $76,719, which is shown as "Other receivable – related party" on the balance sheet.

During the six months ended June 30, 2016, the Company's Executive Chairman and Director, Tom Simeo did not accrue payroll and made no advances to the Company. The Company paid a total of $1,056 against prior advances by Mr. Simeo. Any accruals and advances do not bear interest, are unsecured and have no specific terms of repayment. As of June 30, 2016, the net amount due for prior accruals and expenses paid on behalf of the Company is $36,103. The Company has not imputed interest as the amount is deemed immaterial.

During the six months ended June 30, 2016, the Company's CEO and Director, James Doris incurred expenses on behalf of, and made advances to the Company in the amount of $52,758 in order to provide the Company with funds to carry on its operations, and the Company made repayments of $45,000 against prior advances. These advances by Mr. Doris do not bear interest, are unsecured and have no specific terms of repayment. As of June 30, 2016, the amount due for expenses paid on behalf of the Company is $226,254. The Company has not imputed interest as the amount is deemed immaterial. Additionally, Mr. Doris made several loans to the Company totaling $359,336, all accruing interest at 12%, and payable on demand. As of June 30, 2016, the total amount due to Mr. Doris for advances and expenses paid on behalf of the Company and loans is $585,590. Accrued interest of $41,542 is included in other payables at June 30, 2016.

On June 5, 2015, the Company authorized and approved the issuance of 2,000,000 and 872,871 restricted shares of common stock in settlement and cancellation of a total of $201,101 of amounts owed to directors at a cost basis of $0.07 per share.

Note 4. Oil and Gas Properties

The following table summarizes the Company's oil and gas activities by classification and geographical cost center for the six months ended June 30, 2016:

	December 31,			June 30,
	2015	Additions	Disposals	2016
Proved developed producing oil and gas properties
Canada cost center	50,313	-	-	50,313
United States cost center	-	1,308,938	-	1,308,938
Accumulated depletion and impairment	-	(32,940)	-	(32,940)
Accumulated depreciation, asset retirement costs	(1,218)	(1,219)	-	(2,437)
Proved developed producing oil and gas properties, net	49,095	1,274,779	-	1,323,874

Undeveloped and non-producing oil and gas properties
Canada cost center	788,227		-	788,227
United States cost center	-	861,312	-	861,312
Accumulated depletion and impairment	-	(17,187)	-	(17,187)
Accumulated depreciation, asset retirement costs	(19,092)	(19,092)	-	(38,184)
Undeveloped and non-producing oil and gas properties, net	769,135	825,033	-	1,594,168

Total Oil and Gas Properties, Net	818,230	2,099,812	-	2,918,042

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

The effective date of the acquisitions is February 1, 2016, so the Company was entitled to net revenues from its share of production as of such date. As consideration for this transaction, the Company paid $1,350,000, plus 4,650,000 shares of common stock valued at $0.10 per share, or $465,000.

The Company also purchased a 100% working interest (a net revenue interest of 83%) in certain non-producing leases as follows: (i) three leases with access to the mineral rights (oil and gas) concerning approximately 270 acres of property in Miami and Franklin Counties in eastern Kansas; and (ii) 31 leases with access to the mineral rights (oil and gas) concerning approximately 5,500 acres of property in Cass and Bates Counties in Missouri. The purchase includes an undivided interest in all oil and gas wells, equipment, fixtures and other personal property located upon the leased properties and used in connection with oil and gas operations upon the leases attributable to the working interests purchased by Viking. As consideration for this transaction, Viking agreed to issue the vendors 5,000,000 shares of common stock valued at $0.10 per share, or $500,000.

The total purchase of these oil and gas interests is calculated as follows, and is included as an investment in Petroleum and Gas properties on the balance sheet at June 30, 2016:

Cash consideration	$1,350,000
Stock for producing interests	395,250
Stock for non-producing interests	425,000

Total purchase price	$2,170,250

Proforma condensed selected financial data for the three and six months ended June 30, 2016 and 2015, as though this acquisition had taken place at January 1, 2015, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues	$55,934	$114,618	$141,022	$174,723

Net Loss	$(351,935)	$(248,376)	$(1,426,093)	$(347,076)

Loss per share	$(0.007)	$(0.010)	$(0.034)	$(0.014)

For the three and six months ended June 30, 2016, the Company has included $56,545 and $86,103 of revenue providing $26,584 and $34,191 of net earnings in its consolidated income statement from the date of acquisition.

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

On November 18, 2015, the Company issued 1,000,000 restricted shares of its common stock in conjunction with a one-year consulting agreement, at a cost of $0.165 per share, the current fair market value at the time of agreement.

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

On January 12, 2016, the Company issued 300,926 common shares upon the conversion of convertible debt in the amount of $10,111.

On March 16, 2016, the Company issued 1,000,000 common shares for services, valued at $102,500.

As of February 1, 2016, the Company authorized the issuance of 9,650,000 common shares as part of the consideration for the acquisition of the oil and gas investment made at that time.

On March 21, 2016, the Company executed two one-year consulting agreements requiring the issuance of 2,000,000 common shares for each contract. The shares were issued during April 2016.

On March 21, 2016, the Company executed a one-year advisory services agreement requiring the issuance of 1,000,000 common shares for the contract. The shares are to be issued as 375,002 upon execution of the contract, with 56,818 shares being issued at the beginning of each month for the remaining eleven months. Although none of the shares stipulated pursuant to this agreement have been issued as of the date of this report, the Company has determined to account for all 1,000,000 common shares valued at $0.16 per share, as issuable as of June 30, 2016.

As of April 29, 2016, the Company, pursuant to a securities purchase agreement, sold 1,250,000 shares of its common stock at $0.15 per share. As of the date of this report, the Company has yet to issue these shares, but has accounted for them as issuable as of June 30, 2016.

Note 6.   Convertible Notes

Convertible notes payable at June 30, 2016, and December 31, 2015, as detailed below, are summarized as follows:

	June 30,	December 31,
	2016	2015

(e) - JMJ Financial	$-	$6,778
(f) - LG Capital	-	63,000
(g) - GW Holdings	-	30,000
(h) - EMA Financial	-	50,000
(i) - JDF Capital	-	27,500
(j) – (p) Senior Secured 15% Convertible Promissory Notes (7)	1,625,000	-
	1,625,000	177,278
Net of unamortized debt discount	(115,436)	(150,218)
	$1,509,564	$27,060
Less current portion	(1,509,564)	(20,282)
	$-	$6,778

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

(e) May 22, 2015 Convertible Note

On May 22, 2015, the Company issued a convertible promissory note with a cap of $50,000 with a 0% interest rate for the first three months. The terms of the note include a $5,000 Original Issue Discount, providing for a maximum funding of $45,000. The amount of the note funded as of June 30, 2016 was $25,000. The Company may repay this Note at any time on or before 90 days from the effective date. If the Company does not make a payment on or before 90 days from the notes effective date, a one-time interest charge of 12%shall be applied to the principal sum. The maturity date of the note is two years from the effective date of the note. The investor has the right, at any time after the Effective Date, at its election, to convert all of part of the outstanding and unpaid Principal Sum and accrued interest. The conversion price is the lesser of $0.10 or 60% of the lowest trade price in the 25 trading days previous to the conversion. As of June 30, 2016 the full amount of the note has been converted to common shares.

(f) November 3, 2015 Convertible Note

On November 3, 2015, the Company issued a $63,000 8% convertible note with a term expiring on November 3, 2016 (the "Maturity Date"). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock at any time, at the holder's option, at a price equal to 58% of the lowest trading price of the common stock for the fifteen prior trading days including the day upon which a Notice of Conversion is received by the Company. The note was paid in full on April 29, 2016.

(g) November 20, 2015 Convertible Note

On November 20, 2015, the Company issued a $30,000 12% convertible note with a term expiring on November 20, 2016 (the "Maturity Date"). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock at any time, at the holder's option, at a price equal to 52% of the lowest trading price of the common stock for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company. The note was paid in full on May 9, 2016.

(h) November 19, 2015 Convertible Note

On November 19, 2015, the Company issued a $50,000 12% convertible note with a term expiring on November 19, 2016 (the "Maturity Date"). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock at any time, at the holder's option, at a price equal to 52% of the lowest trading price of the common stock for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company. The note was paid in full on May 12, 2016.

(i) November 25, 2015 Convertible Note

On November 25, 2015, the Company issued a $27,500 8% convertible note with a term expiring on November 25, 2016 (the "Maturity Date"). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock at any time, at the holder's option, at a price equal to 42% of the lowest trading price of the common stock for the twenty-five prior trading days including the day upon which a Notice of Conversion is received by the Company. The note was paid in full on May 2, 2016.

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

Note 7. Secured Subordinated Notes

As of April 29, 2016, the Company issued a total of $375,000 of 10% Secured Subordinated promissory notes with a term expiring January 12, 2017 (the "Maturity Date"), and an original issue discount of fifty percent (50%). Interest is payable on the outstanding principal of these notes at 10% per annum on the Maturity Date. The balance of these notes as of June 30, 2016, is $230,882, net of an unamortized discount of $144,118.

Note 8. Subsequent Events

The Company has evaluated subsequent events from June 30, 2016, through the date of filing this report, and determined there are no other items to disclose other than those disclosed below:

On August 2, 2016, the Company instructed the Company's transfer agent to issue 1,250,000 common shares in satisfaction of its obligation associated with the sale of these shares executed as of April 29, 2016.

SUPPLEMENTAL INFORMATION – OIL AND NATURAL GAS PRODUCTION – (unaudited)

As of June 30, 2016, the Company has two separate oil and gas production projects as follows:

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

The Company also purchased a 100% working interest (a net revenue interest of 83%) in certain non-producing leases as follows: (i) three leases with access to the mineral rights (oil and gas) concerning approximately 270 acres of property in Miami and Franklin Counties in eastern Kansas; and (ii) 31 leases with access to the mineral rights (oil and gas) concerning approximately 5,500 acres of property in Cass and Bates Counties in Missouri.

Results of Operations

The results of operations for petroleum and natural gas production for the three and six months ended June 30, 2016, consist of both the 50% undivided interest in the Joffre oil and gas property located in Alberta, Canada as well as the various working interests in the four leases in eastern Kansas, as follows:

	Three Months Ended June 30, 2016
	Canada	United States	Total

Results of Operations by Geographic Area

Revenue
Oil	$24,035	$56,545	$80,580
Gas	2,517	-	2,517
Liquids	2,767	-	2,767
Sulphur	-	-	-

Total revenues	29,319	56,545	85,864
Production costs	25,768	32,565	58,333

	$3,551	$23,980	$27,531

Oil and Gas Production and Sales by Geographic Area

	Canada	United States	Totals

Production
Oil - (barrels)	650	1,470	2,120
Natural Gas - (mcf)	3,913	-	3,913
Natural Gas Liquids - (barrels)	283	-	283
Sulphur - (tonnes)	-	-	-

Sales
Oil - (barrels)	601	1,470	2,071
Natural Gas - (mcf)	2,524	-	2,524
Natural Gas Liquids - (barrels)	314	-	314
Sulphur - (tonnes)	-	-	-

Average Sales Prices
Oil - (barrels)	$39.99	$38.48	$38.92
Natural Gas - (mcf)	$1.00	$-	$1.00
Natural Gas Liquids - (barrels)	$8.82	$-	$8.82
Sulphur - (tonnes)	$-	$-	$-

Mcf = thousands of cubic feet
Tonnes = Metric tons

	Six Months Ended June 30, 2016
	Canada	United States	Total

Results of Operations by Geographic Area

Revenue
Oil	$31,997	$86,101	$118,098
Gas	4,484	-	4,484
Liquids	3,911	-	3,911
Sulphur	93	-	93

Total revenues	40,485	86,101	126,586
Production costs	49,630	49,687	99,317

	$(9,145)	$36,414	$27,269

Oil and Gas Production and Sales by Geographic Area

	Canada	United States	Totals

Production
Oil - (barrels)	957	2,550	3,507
Natural Gas - (mcf)	5,853	-	5,853
Natural Gas Liquids - (barrels)	472	-	472
Sulphur - (tonnes)	9	-	9

Sales
Oil - (barrels)	910	2,550	3,460
Natural Gas - (mcf)	3,784	-	3,784
Natural Gas Liquids - (barrels)	526	-	526
Sulphur - (tonnes)	9	-	9

Average Sales Prices
Oil - (barrels)	$35.16	$33.77	$34.13
Natural Gas - (mcf)	$1.18	$-	$1.18
Natural Gas Liquids - (barrels)	$7.44	$-	$7.44
Sulphur - (tonnes)	$-	$-	$-

Mcf = thousands of cubic feet
Tonnes = Metric tons

Petroleum and Natural Gas Exploration and Production Costs

The amounts shown as net capitalized costs for petroleum and natural gas rights of $2,918,042 and $818,230 consist of the initial investment to acquire the undivided interest in the Joffre Project, as well as additional licensing costs at that location, as well as the investment made during the first quarter of this year, to acquire the oil and gas properties in Kansas. The Company does not incur any production or exploratory costs as the entire project is operated through a subcontract relationship.

Petroleum and Natural Gas Reserves

Reserves are estimated remaining quantities of oil and natural gas and related substances, which by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations – prior to the time at which contracts providing the right to operate expire. The detailed reserve information and production forecasts for the Joffre project in Alberta, Canada were presented in the Company's annual report on Form 10-K for the year ended December 31, 2015, and is incorporated herein.

The following information is an estimate of the proved oil reserve, and the associated economic values of those certain properties in Franklin, Linn and Miami counties, Kansas, acquired by the Company in February 2016

The following tables summarize projected revenues, expenses and discounted cash flows:

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

RESULTS OF CONTINUING OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the three and six months ended June 30, 2016 and 2015, should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company's Form 10-K for the year ended December 31, 2015.

Liquidity and Capital Resources

As of June 30, 2016 and December 31, 2015, the Company had $18,404 and $30,585 in cash holdings, respectively.

Three months ended June 30, 2016, compared to the three months ended June 30, 2015

Revenue

The Company had gross revenues of $85,864 for the three months ended June 30, 2016, representing its share of revenue from its 50% undivided interest in the Joffre Property as well as the new revenues from the investment in the oil properties in Kansas, as compared to $32,023 for the three months ended June 30, 2015, which only represented revenue from the Joffre Property. This revenue from the Joffre Property comes from the first two oil wells in the project which began producing during April of 2015, and the revenue from the Kansas property comes from four leases.

Expenses

The Company's operating expenses increased by $342,300 to $552,055 for the three-month period ended June 30, 2016, from $209,755 in the corresponding period in 2015. The increase was mainly due to a large increase in professional fees and the depreciation, depletion and amortization costs associated with ownership of oil and gas properties, as compared to the three months ended June 30, 2015.

Other Income and Expense

The Company's interest expense increased by $486,790 to $528,573 for the three months ended June 30, 2016, as compared to $41,783 for the three months ended June 30, 2015. This large increase in interest cost is reflective of the increase in debt associated with the Company's growth strategy relative to oil and gas property acquisitions. This expense item is expected to go down as the Company anticipates replacing debt with unfavorable terms. The Company also had a gain on the settlement of debt associated with professional services in the amount of $75,000 during the three months ended June 30, 2016, and a gain on derivatives of $400,867 as compared to a derivative loss of $5,542 for the three months ended June 30, 2015.

Net Loss

The Company incurred a net comprehensive loss of $359,575 during the three-month period ended June 30, 2016, compared with a net loss of $292,047 for the three-month period ended June 30, 2015. The increase in net loss was mainly due to the items referred to in the analysis of operating expenses and other income.

Six months ended June 30, 2016, compared to the six months ended June 30, 2015

Revenue

The Company had gross revenues of $126,586 for the six months ended June 30, 2016, representing its share of revenue from its 50% undivided interest in the Joffre Property as well as the new revenues from the investment in the oil properties in Kansas, as compared to $32,023 for the six months ended June 30, 2015. This revenue from the Joffre Property comes from the first two oil wells in the project which began producing during April of 2015, which only represented revenue from the Joffre Property. This revenue from the Joffre Property comes from the first two oil wells in the project which began producing during April of 2015.

Expenses

The Company's operating expenses increased by $589,718 to $949,203 for the six month period ended June 30, 2016, from $359,485 in the corresponding period in 2015. The increase was mainly due to a large increase in professional fees and the depreciation, depletion and amortization costs associated with ownership of oil and gas properties, as compared to the six months ended June 30, 2015.

Other Income and Expense

The Company's interest expense increased by $648,845 to $709,830 for the six months ended June 30, 2016, as compared to $60,985 for the six months ended June 30, 2015. This large increase in interest cost is reflective of the increase in debt associated with the Company's growth strategy relative to oil and gas property acquisitions. This expense item is expected to go down as the Company anticipates replacing debt with unfavorable terms. The Company also had a gain on the settlement of debt associated with professional services in the amount of $75,000 during the six months ended June 30, 2016, and a loss on derivatives of $126,436 as compared to a derivative loss of $5,542 for the six months ended June 30, 2015.

Net Loss

The Company incurred a net loss of $1,431,826 during the six month period ended June 30, 2016, compared with a net loss of $406,211 for the six month period ended June 30, 2015. The increase in net loss was mainly due to the items referred to in the analysis of operating expenses and other income.

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

Under the supervision and with the participation of management, including the Company's Chief Executive Officer, the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016, have been evaluated, and, based upon this evaluation, the Company's Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Management and directors will continue to monitor and evaluate the effectiveness of the Company's internal controls and procedures and the Company's internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. There were no changes in internal control over financial reporting during the quarter ended June 30, 2016.

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

On November 18, 2015, the Company issued 1,000,000 restricted shares of its common stock in conjunction with a one-year consulting agreement, at a cost of $0.165 per share, the current fair market value at the time of agreement.

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

As of February 1, 2016, the Company authorized the issuance of 9,650,000 common shares as part of the consideration for the acquisition of the Oil and Gas investment made at that time. The shares have not been issued as of the filing of this report, but have been accounted for as issuable as the transaction closed in February 2016.

On March 21, 2016, the Company executed two one-year consulting agreements with third parties requiring the issuance of 2,000,000 common shares for each contract. The shares were issued during April 2016, but have been accounted for as issuable as of June 30, 2016.

On March 21, 2016, the Company executed a one year advisory services agreement requiring the issuance of 1,000,000 common shares for the contract. The shares are to be issued as 375,002 upon execution of the contract, with 56,818 shares being issued at the beginning of each month for the remaining eleven months. Although none of the shares stipulated pursuant to this agreement have been issued as of the date of this report, the Company has determined to account for all 1,000,000 common shares valued at $0.16 per share, as issuable as of June 30, 2016.

As of April 29, 2016, the Company, pursuant to a securities purchase agreement, sold 1,250,000 shares of its common stock at $0.15 per share. As of the date of this report, the Company has yet to issue these shares, but has accounted for them as issuable as of June 30, 2016.

The securities identified in this Item were originally or will be issued pursuant to exemptions from registration requirements relying on Section 4(a)(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933 as there was no general solicitation, and the transactions did not involve a public offering.

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

 ______

* To be filed or furnished by amendment.

ITEM 7. OFF BALANCE-SHEET ARRANGEMENTS

None.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIKING INVESTMENTS GROUP, INC. (Registrant)

Date: August 22, 2016	By:	/s/ James Doris
James Doris
Principal Executive Officer

In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 22, 2016	By:	/s/ Tom Simeo
Tom Simeo
Principal Financial and Accounting Officer

