Form 10-Q
period 2016-09-30
VIKING INVESTMENTS GROUP, INC.
filed 2016-11-21
CIK 1102432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 11, 2016, the registrant had 47,647,419 shares of common stock outstanding, including 1,996,590 issuable.

EXPLANATORY NOTE

As disclosed in the Current Report on Form 8-K of Viking Investments Group, Inc. (the “Company”) filed on November 14, 2016, on November 9, 2016, the Company engaged Turner, Stone & Company, L.L.P. (the “New Auditors”) as the Company’s new independent registered public accounting firm. The New Auditors have been engaged to audit the Company’s financial statements for the year ended December 31, 2015, and review the Company’s financial statements for the periods ending March 31, 2016, June 30, 2016, and September 30, 2016, but they have not completed the audit or reviews.

As a result, this report is deficient because the unaudited financial statements contained in this report for the period ended September 30, 2016, have not been reviewed by an independent registered public accountant as required by rule 10-01(d) regulation S-X. Completion of the New Auditors’ independent review of the Company’s financial statements for the period ended September 30, 2016, and the subsequent filing of an amendment to this report after the completion of that review, will make this report current. When the review is complete, the Company intends to file an amendment to this report which will include the required certifications of the Company's Principal Executive Officer and Principal Financial and Accounting Officer as required by sections 302 and 906 of the Sarbanes-Oxley Act.

2

VIKING INVESTMENTS GROUP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIKING INVESTMENTS GROUP, INC.

Consolidated Balance Sheets

(Unaudited)

(Amounts expressed in US dollars)

	September 30,	December 31,
	2016	2015
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash	$88,625	$30,585
Accounts receivable – oil and gas	11,948	-
Other receivable – related party	76,719	76,719
Total current assets	177,292	107,304

Oil and gas properties, full cost method
Proved developed producing oil and gas properties, net	1,305,414	48,221
Undeveloped and non-producing oil and gas properties, net	1,557,632	755,439
Total oil and gas properties, net	2,863,046	803,660

Long term investment – related party	235,819	87,156
Deposit	288,000	-
TOTAL ASSETS	$3,564,157	$998,120

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses and other current liabilities	$244,103	$95,575
Accounts payable	15,492	104,774
Derivative liability	547,894	810,647
Amount due to directors	756,215	614,991
Secured notes payable, net of debt discount	632,904	-
Convertible notes – current, net of debt discount	1,225,000	16,770
Total current liabilities	3,421,608	1,642.757
Convertible notes – net of current portion and debt discount	-	6,778
Asset retirement obligation	431,760	416,246
TOTAL LIABILITIES	3,853,367	2,065,781

Commitments and contingencies	-	-
STOCKHOLDERS’ DEFICIT
Capital Stock
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 28,092 shares issued and outstanding as of September 30, 2016 and December 31, 2015	28	28
Common stock, $0.001 par value, 100,000,000 shares
Authorized, 47,534,919 and 30,333,993 shares issued, issuable and outstanding as of September 30, 2016 and December 31, 2015 respectively. (1,996,590 and 0 shares issuable, respectively).	47,648	30,334
Additional Paid-In Capital	10,640,079	7,960,372
Prepaid equity-based compensation	(97,095)	(145,561)
Accumulated other comprehensive income	(9,761)	(158,424)
Deficit	(10,870,110)	(8,754,410)
TOTAL STOCKHOLDERS’ DEFICIT	(289,211)	(1,067,661)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,564,157	$998,120

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.

Consolidated Statements Of Operations And Comprehensive Loss

(Unaudited)

(Amounts expressed in US dollars)

	Three months ended,		Nine months ended,
	September 30,		September 30,
	2016	2015	2016	2015
	$	$	$	$
Revenue
Oil and gas sales	105,426	32,425	232,013	64,448

Operating expenses
Lease operating costs	66,456	24,961	165,773	46,736
General and administrative	166,507	181,010	419,603	403,927
Stock based compensation	172,219	-	578,363	108,000
Accretion – ARO	5,234	4,985	15,514	4,985
Depreciation, depletion and amortization	40,677	10,155	110,863	10,155
Total operating expenses	451,093	221,111	1,290,116	573,804

Loss from operations	(345,667)	(188,686)	(1,058,103)	(509,356)

Other income (expense)
Interest expense	(542,107)	(137,801)	(1,966,015)	(195,702)
Debt settlement income	-	-	75,000	-
Derivative expense		-	-	(403,193)
Change in the fair value of derivative liability	2,765,013	(36,424)	833,418	77,682
Total other income (expense)	2,222,906	(174,225)	(1,057,597)	(521,213)

Net Income (loss)	1,877,239	(362,911)	(2,115,700)	(1,030,569)

Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	(3,394)	(4,420)	148,663	(16,642)
Total comprehensive income (loss)	(3,394)	(4,420)	148,663	(16,642)
Net Comprehensive Income (loss)	1,873,845	(367,331)	(1,967,037)	(1,047,211)

Income (loss) per common share - Basic and diluted	0.041	(0.013)	(0.049)	(0.040)
Weighted average number of common shares outstanding – basic and diluted	45,837,636	27,602,291	43,584,699	25,882,581

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts expressed in US dollars)

	Nine Months Ended
	September 30,
	2016	2015
	$	$
Cash flows from operating activities:
Net loss	(2,115,700)	(1,030,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Chang in the fair value of derivative liability	(833,418)	(77,682)
Derivative expense	-	403,193
Stock based compensation	578,363	108,000
Stock based interest payment	52,500
Depreciation, depletion and amortization	110,863	10,155
Accretion – Asset retirement obligation	15,514	4,985
Amortization of debt discount	1,626,062	119,211
Gain on settlement of debt	(75,000)	-
Changes in operating assets and liabilities:
Increase(decrease) in accounts payable	(14,282)	82,904
Increase in accrued expenses and other liabilities	151,862	29,826
Decrease (increase) in other receivables	-	(76,719)
Decrease (increase) in accounts receivables	(11,948)	-
Net cash used in operating activities	(515,184)	(426,696)

Cash flows from investing activities:
Acquisition of oil and gas properties	(1,350,000)	(77,158)
Net cash used in investing activities	(1,350,000)	(77,158)

Cash flows from financing activities:
Advances from Directors	197,280	479,400
Repayments to Directors	(56,056)	(15,000)
Sale of common stock	388,125	-
Proceeds from notes payable	619,875	-
Repayments of notes payable	(98,000)	-
Payment of issuance costs	(37,500)	-
Proceeds from convertible notes	1,480,000	211,000
Repayment of convertible notes	(570,500)	(164,000)
Net cash provided by financing activities	1,923,224	511,400

Net increase (decrease) in cash	58,040	7,546
Cash, beginning of period	30,585	1,345

Cash, end of period	88,625	8,891

Supplemental Cash Flow Information:
Cash paid for:
Interest	$125,431	$63,741
Income taxes	$-	$-
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversion of convertible note and accrued interest into shares	$10,111	$-
Issuance of shares as part of oil and gas property acquisition	$820,250	$-
Notes payable for oil and gas property acquisition	$1,350,000	$-
Issuance of warrants for 4,062,500 common shares as debt discount	$415,569	$-
Derivative liability at inception	$1,216,303	$1,374,808
Extinguished derivative liability	$645,638	$143,403
Issuance of shares for prepaid equity-based compensation	$800,000	$-
Stock issued for debt	$-	$227,807

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

(Amounts expressed in US dollars)

									Accumulated		Total
							Additional	Prepaid	Other		Stockholders'
	Common Stock		Shares to be Issued		Preferred Stock		Paid-in	Equity-Based	Comprehensive		Equity
	Number	Amount	Number	Amount	Number	Amount	Capital	Compensation	Income	Deficit	(Deficiency)

Balance at December 31, 2014	24,094,551	$24,095	675,000	$675	28,092	$28	$7,162,660	$-	$(177,452)	$(7,067,267)	$(57,261)

Shares issued to investors	675,000	675	(675,000)	(675)							-
Shares issued for consulting services	720,000	720					107,280				108,000
Shares issued in satisfaction of debt	421,571	421					29,579				30,000
Shares issued in satisfaction of debt	2,872,871	2,873					198,228				201,101
Shares issued for convertible debt	550,000	550					20,450				21,000
Shares issued as prepaid equity-based compensation	1,000,000	1,000					164,000	(165,000)			-
Derivative liability adjustment - satisfaction of convertible debt							278,175				278,175
Unrealized gain (loss) on securities held for sale									19,028		19,028
Amortization of prepaid equity-based compensation								19,439			19,439
Net loss for the year ended December 31, 2015										(1,687,143)	(1,687,143)

Balances at December 31, 2015	30,333,993	$30,334	-	$-	28,092	$28	$7,960,372	$(145,561)	$(158,424)	$(8,754,410)	$(1,067,661)

Shares issued for convertible debt	300,926	301					9,810				10,111
Shares issued for consulting services	1,000,000	1,000					101,500				102,500
Shares issued in acquisition of oil and gas properties	9,650,000	9,650					810,600				820,250
Shares issued as prepaid equity-based compensation	4,000,000	4,000					636,000	(640,000)			-
Shares committed for prepaid equity-based compensation			1,000,000	1,000			159,000	(160,000)			-
Derivative liability adjustment - satisfaction of convertible debt							17,745				17,745
Shares issued from sale of stock	1,250,000	1,250					186,250				187,500
Debt issuance costs							(37,500)				(37,500)
Derivative liability adjustment - satisfaction of convertible debt							602,580				602,580
Cancelation of shares issued as prepaid equity-based compensation	(4,000,000)	(4,000)					(368,603)	372,603			-
Shares issued to secure an oil and gas property acquisition	2,400,000	2,400					285,600				288,000
Shares commited as costs associated with settlement of debt			375,000	375			52,125				52,500
Shares committed from sale of stock			1,337,500	1,338			199,287				200,625
Issuable shares issued	715,910	716	(715,910)	(716)							-
Derivative liability adjustment - satisfaction of convertible debt							25,313				25,313
Unrealized gain (loss) on securities held for sale									148,663		148,663
Amortization of prepaid equity-based compensation								475,863			475,863
Net loss for the nine months ended September 30, 2016										(2,115,700)	(2,115,700)

Balances at September 30, 2016	45,650,829	$45,651	1,996,590	$1,997	28,092	$28	$10,640,079	$(97,095)	$(9,761)	$(10,870,110)	$(289,211)

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

Prior to the first quarter of 2016, the Company’s business plan consisted of two strategies: (a) identifying target companies that were undergoing or anticipating periods of rapid growth to provide advisory and consulting services, and (b) identifying investments in oil and gas properties for future exploration and development. In November of 2014, the Company entered into its first contract relative to oil and gas activities involving jointly controlled assets and related liabilities by purchasing an undivided 50% interest in the Joffre project located in Alberta, Canada, as explained in note 4.

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

These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net loss of $2,120,840 and $1,030,569 for the nine months ended September 30, 2016 and 2015, respectively. The Company has accumulated a stockholders’ deficit of ($294,351) as of September 30, 2016. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however, there is no assurance of additional funding being available. These unaudited consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

Note 2. Summary of Significant Accounting Policies

a) Basis of Presentation

The accompanying unaudited consolidated financial statements of Viking Investments Group, Inc. (“Viking” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in Viking’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

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

The changes in the Level 3 investments during the nine months ended September 30, 2016 consisted of an investment in the oil and gas properties acquired in February of 2016 in the amount of $2,170,250 minus depreciation of the recorded Asset Retirement Cost in the amount of $30,466 and depletion of $80,397.

Assets and liabilities measured at fair value as of September 30, 2016 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial Assets
Long term investment	$235,819	$-	$-	$148,663
Oil and Gas properties - net	-	-	2,863,046	-
	$239,213	$-	$2,863,046	$152,057

Financial liabilities
Derivative liabilities	$-	$547,894	$-	$833,418
	$-	$547,894	$-	$833,418

Assets and liabilities measured at fair value as of December 31, 2015 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial Assets
Long term investment	$87,156	$-	$-	$19,028
Oil and Gas properties - net	-	-	803,660	-
	$87,156	$-	$803,660	$19,028

Financial liabilities
Derivative liabilities	$-	$810,647	$-	$266,378
	$-	$810,647	$-	$266,378

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

g) Prepaid equity-based compensation

Prepaid equity-based expenses represent amounts paid in advance through the issuance of restricted shares of stock, for future contractual benefits to be received. These expenses paid in advance are recorded as prepaid equity-based compensation as a component of “Stockholders’ Equity” and then amortized to the statements of operations over the life of the contract using the straight-line method. At September 30, 2016 and December 31, 2015, the balances of the prepaid equity-based compensation were comprised of the following:

	September 30, 2016	December 31, 2015

In November, 2015, a one-year consulting agreement with an unrelated party for services related to the petroleum industry in the amount of $165,000.	$21,698	145,561

In March, 2016, 3 one-year consulting agreements with 3 unrelated parties for services related to the petroleum industry for a combined total amount of $800,000. Two of the agreements have been cancelled. The balance remaining pertains to only of the original agreements	75,397	-
	$97,095	$145,561

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit of production method using estimates of proved reserves. Disposition of oil and gas properties are accounted for as a reduction capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized to income. Investment in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is included in loss from continuing operations before income taxes and the adjusted carrying amount of the unproved properties is amortized on the unit-of-production method.

Amortization expense utilizing the unit-of-production method for the Company’s oil and gas properties in both Canada and the United States for the three and nine months ended September 30, 2016 and 2015 were as follows:

Oil and Gas Properties by Geographical Cost Center
	Three months ended,		Nine months ended,
	September 30,		September 30,
Cost Center	2016	2015	2016	2015

Canada	$8,374	$-	$15,046	$14,570
United States	22,148	-	65,351	-

	$30,522	$-	$80,397	$14,570

i) Limitation on Capitalized Costs

Under the full-cost method of accounting, we are required, at the end of each fiscal quarter, to perform a test to determine the limit on the book value of our oil and natural gas properties (the “Ceiling” test). If the capitalized costs of our oil and natural gas properties, net of accumulated amortization and related deferred income taxes, exceed the Ceiling, this excess or impairment is charged to expense and reflected as additional accumulated depreciation, depletion and amortization or as credit to oil and natural gas properties. The expense may not be reversed in future periods, even though higher oil and natural gas prices may subsequently increase the Ceiling. The Ceiling is defined as the sum of:

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

The standardized measure of discounted future net cash flows and changes in such cash flows are prepared using assumptions required by the Financial Accounting Standards Board and the Securities and Exchange Commission. Such assumptions include using a 10% rate. Changes in any of these assumptions could have a significant impact on the standardized measure. Accordingly, the standardized measure does not represent management’s estimated current market value of proved reserves. At September 30, 2016, the Company’s net book value of oil and natural gas properties did not exceed the ceiling amount calculated for the quarter.

k) Revenue Recognition

All revenue is recognized when persuasive evidence of an arrangement exists, the service or sale is complete, the price is fixed or determinable and collectability is reasonably assured. Revenue is derived from the sale of crude oil and natural gas. Revenue from crude oil and natural gas sales is recognized when the product is delivered to the purchaser and collectability is reasonably assured. The Company follows the “sales method” of accounting for oil and natural gas revenue, so it recognizes revenue on all natural gas or crude oil sold to purchasers.

l) Comprehensive Income

FASB ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. The comprehensive income for the three months ended September 30, 2016 was $1,868,704 and the comprehensive loss for the nine months ended September 30, 2016 was ($1,972,177) respectively, and the comprehensive losses for the three and nine months ended September 30, 2015 was ($367,331) and ($1,047,211) respectively.

m) Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and, adjusted by any effects of warrants and options outstanding, if dilutive, that may add to the number of common shares during the period. Dilution is computed by applying the treasury stock method for options and warrants. Under this method, “in-the money” options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At September 30, 2016, there were 4,062,500 common stock equivalents that were anti-dilutive and not included in the calculation.

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

The following table represents stock warrant activity as of and for the nine months ended September 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding – December 31, 2015	-	-.	-	-
Granted	4,062,500	$0.20	5.0 years	-
Exercised	-	-	-	-
Forfeited/expired/cancelled	-		-	-

Warrants Outstanding – September 30, 2016	4,062,500	$0.20	4.25 years	$-

Outstanding Exercisable – December 31, 2015	-	$-	-	$-
Outstanding Exercisable – September 30, 2016	4,062,500	$0.20	4.25 years	$-

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

As of September 30, 2016 and December 31, 2015, the Company had no trading and held-to-maturity securities.

On September 9, 2014, the Company subscribed for 1,250,000 units of Tanager Energy Inc. (“Tanager”), a Canadian mining company listed on the Canadian TSXVenture Exchange as a Tier 2 company and trading under the stock symbol “TAN,” at a price of C$0.08 per unit. Each unit consists of one share of Tanager’s common stock and one warrant to purchase one additional common share at a price of C$0.15 at any time until October 5, 2016. The warrants expire on October 5, 2016. The total price for the units subscribed for was C$101,247.47. The Company paid $92,000, which was equivalent to C$101,247.47 on September 11, 2014.

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

The Company’s investment in Tanager is considered as “available-for-sale” securities, and an unrealized gain of $148,663 was recorded in other comprehensive income for the nine months ended September 30, 2016.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the nine months ended September 30, 2016 and 2015.

r) Foreign Currency Exchange

An entity's functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which the entity primarily generates and expends cash. Management's judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. Functional currency of the parent company is the U.S. Dollar. The reporting currency of the Company is the U.S. Dollar. The Company has oil and gas operations in Alberta, Canada in which the Canadian Dollar (“CAD” or “C$” herein) is the primary economic environment. The reporting currency of these consolidated financial statements is the U.S. Dollar.

For financial reporting purposes, the operational results of the Company's oil and gas operations in Canada are prepared using the CAD, and are translated in the Company’s reporting currency, the U.S. Dollar. Revenue and expenses applicable to the oil and gas operations in Alberta, Canada are translated using average rates prevailing during each reporting period. Gains or losses resulting from the settlement of foreign currency transactions are recorded as a separate component of accumulated other comprehensive income in stockholders; equity when realized. There have been no settlement transactions that resulted in the recognition of a foreign currency exchange gain or loss during the three or nine months ended September 30, 2016 and 2015.

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

u) Accounting for Asset Retirement Obligations

On July 1, 2015, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, which addresses the financial accounting and reporting obligations and retirement costs related to the retirement of tangible long-lived assets. Among other things, SFAS No. 143 requires oil and gas companies to reflect decommissioning liabilities on the face of the balance sheet at fair value on a discounted basis. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying cost of the asset. Our asset retirement obligations consist of estimated costs for dismantlement, removal, site reclamation and similar activities associated with our oil and gas properties.

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

The following table describes the changes in the Company’s asset retirement obligations for the nine months ended September 30, 2016:

Asset retirement obligation at December 31, 2015	$416,246
Accretion expense	15,514

Asset retirement obligation at September 30, 2016	$431,760

v) Reclassification of Prior Year Presentation

Certain reclassifications have been made to conform the prior period data to the current presentations.

w) Recent Accounting Pronouncements

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

x) Subsequent events

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

Note 3. Related Party Transactions

During April 2015, the Company made an advance to Tanager Energy Inc., in conjunction with a joint investment in the second oil well of the Joffre Project. As of September 30, 2016, the balance owed by Tanager to the Company is $76,719, which is shown as “Other receivable – related party” on the balance sheet.

During the nine months ended September 30, 2016, the Company’s Executive Chairman and Director, Tom Simeo did not accrue payroll and made no advances to the Company. The Company paid a total of $1,056 against prior advances by Mr. Simeo. Any accruals and advances do not bear interest, are unsecured and have no specific terms of repayment. As of September 30, 2016, the net amount due for prior accruals and expenses paid on behalf of the Company is $36,103. The Company has not imputed interest as the amount is deemed immaterial.

During the nine months ended September 30, 2016, the Company’s CEO and Director, James Doris incurred expenses on behalf of, and made advances to the Company in the amount of $197,281 in order to provide the Company with funds to carry on its operations, and the Company made repayments of $55,000 against prior advances. These advances by Mr. Doris do not bear interest, are unsecured and have no specific terms of repayment. As of September 30, 2016, the amount due for expenses paid on behalf of the Company is $253,276. The Company has not imputed interest as the amount is deemed immaterial. Additionally, Mr. Doris made several loans to the Company totaling $466,836, all accruing interest at 12%, and payable on demand. As of September 30, 2016, the total amount due to Mr. Doris for advances and expenses paid on behalf of the Company and loans is $720,112. Accrued interest of $53,931 is included in accrued expenses and other current liabilities at September 30, 2016.

On June 5, 2015, the Company authorized and approved the issuance of 2,000,000 and 872,871 restricted shares of common stock in settlement and cancellation of a total of $201,101 of amounts owed to directors at a cost basis of $0.07 per share.

Note 4. Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification and geographical cost center for the nine months ended September 30, 2016:

	December 31,			September 30,
	2015	Additions	Disposals	2016
Proved developed producing oil and gas properties
Canada cost center	$50,313	$-	$-	$50,313
United States cost center	-	1,308,938	-	1,308,938
Accumulated depletion and impairment	(874)	(49,918)	-	(50,792)
Accumulated depreciation, asset retirement costs	(1,218)	(1,827)	-	(3,045)
Proved developed producing oil and gas properties, net	$48,221	$1,257,193	$-	$1,305,414

Undeveloped and non-producing oil and gas properties
Canada cost center	$788,227	$-	$-	$788,227
United States cost center	-	861,312	-	861,312
Accumulated depletion and impairment	(13,696)	(30,481)	-	(44,177)
Accumulated depreciation, asset retirement costs	(19,092)	(28,638)	-	(47,730)
Undeveloped and non-producing oil and gas properties, net	$755,439	$802,193	$-	$1,557,632

Total Oil and Gas Properties, Net	$803,660	$2,059,386	$-	$2,863,046

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

On February 23, 2016, the Company closed on the acquisition of working interests in four leases with access to the mineral rights (oil and gas) concerning approximately 281 acres of property in Miami and Franklin Counties in eastern Kansas. This project produces oil from the Cherokee formation at a depth of approximately 600 feet. These leases offer the potential for several future drilling locations. The purchase includes an undivided interest in all oil and gas wells, equipment, fixtures and other personal property located upon the leased properties and used in connection with oil and gas operations upon the leases attributable to the working interests purchased by the Company. The names of the four leases and Viking’s percentage ownership of the working interest of each lease is as follows:

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

The total purchase of these oil and gas interests is calculated as follows, and is included as an investment in Petroleum and Gas properties on the balance sheet at September 30, 2016:

Cash consideration	$1,350,000
Stock for producing interests	395,250
Stock for non-producing interests	425,000

Total purchase price	$2,170,250

Proforma condensed selected financial data for the three and nine months ended September 30, 2016 and 2015, as though this acquisition had taken place at January 1, 2015, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues	$105,426	$68,985	$246,449	$243,708

Net Loss	$(688,024)	$(619,621)	$(2,114,117)	$(966,696)

Loss per share	$(0.016)	$(0.003)	$(0.034)	$(0.039)

For the three and nine months ended September 30, 2016, the Company has included $49,232 and $135,334 of revenue providing $11,947 and $46,138 of net earnings in its consolidated income statement from the date of acquisition.

To facilitate these acquisitions, the Company borrowed $1,450,000 from private lenders pursuant to a 15% Senior Secured Convertible Promissory Note (the "Note"), arranged through a licensed broker/dealer, with the primary terms of the loan being as follows: (i) Term – 6 months; (ii) Rate – 15% per annum; (iii) Security – 1st ranking charge against company assets pursuant to a Security and Pledge Agreement (the "Security Agreement"); (iv) Conversion – the lenders have a right to convert all or part of the note into common stock of Viking at a price of $0.15 per share, subject to certain ownership restrictions; and (v) Warrants – the lenders were given an option to purchase, within the next 5 years, 4,062,500 shares of common stock of Viking at an initial exercise price of $0.20 per share pursuant to a Common Stock Purchase Warrant. Viking's CEO and director, James Doris, also personally guaranteed repayment of the loan and granted the lenders a security interest in his assets.

Note 5. Capital Stock and Additional Paid-in Capital

(a) Preferred Stock

The Company is authorized to issue 5,000,000 shares of Preferred Stock, par value $0.001 per share (the “Preferred Stock”), of which 50,000 have been designated as Series C Preferred Stock (the “Series C Preferred Stock”).

On October 3, 2012, the Company issued 28,092 shares of Series C Preferred Stock to Tom Simeo in exchange for the return of the equal amount of shares of common stock, owned by Tom Simeo, deposited in a brokerage account, to the Company for cancellation. On or about September 1, 2015, Tom Simeo instructed the Company’s Stock Transfer Agent, VStock Transfer LLC, to cancel stock certificate number 3032, representing 28,092 shares of common stock, in consideration for the missing 28,092 shares of common stock. Neither the common stock, nor the preferred stock, were assessed any value.

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

As of February 1, 2016, the Company issued 9,650,000 common shares as part of the consideration for the acquisition of the oil and gas investment made at that time.

On March 21, 2016, the Company executed two one-year consulting agreements requiring the issuance of 2,000,000 common shares for each contract. Both of these contracts were terminated, the shares were returned to the Company, and were cancelled in August 2016.

On March 21, 2016, the Company executed a one-year advisory services agreement requiring the issuance of 1,000,000 common shares for the contract. The shares are to be issued as 375,002 upon execution of the contract, with 56,818 shares being issued at the beginning of each month for the remaining eleven months. The Company has determined to account for all 1,000,000 common shares valued at $0.16 per share upon execution of the agreement as prepaid equity-based compensation to be amortized over the term of the contract. As of September 30, 2016, 284,090 shares remain unissued, and are accounted for as issuable.

As of April 29, 2016, the Company, pursuant to a securities purchase agreement, sold 1,250,000 shares of its common stock at $0.15 per share.

On September 28, 2016, the Company issued 2,400,000 common shares, at the current market value of $288,000 as a portion of the purchase price of additional oil and gas properties acquired on October 4, 2016. This amount is included as a deposit in other assets as of September 30, 2016.

During September 2016, the Company negotiated the payment of certain convertible notes, and committed to the issuance of 375,000 common shares at the current market value of $52,500 as additional interest. These shares have not been issued as of the date of this report, and are accounted for as issuable at September 30, 2016.

As of September 30, 2016, the Company, pursuant to a securities purchase agreement, sold $1,337,500 shares of its common stock at $0.15 per share.

(c) Prepaid Equity-Based Compensation

From time to time, the Company has issued shares of restricted common stock to various unrelated parties as prepayment for certain services to be rendered over a term of one year from the date of the agreement. The Company has recorded the fair value of the shares at the date of the agreement as prepaid equity-based compensation, and then amortizes this amount to stock based compensation ratably over the life of the agreements. As of September 30, 2016, the prepaid equity-based compensation balance is $97,095.

Note 6. Convertible Notes

Convertible notes payable at September 30, 2016, and December 31, 2015, as detailed below, are summarized as follows:

	September 30,	December 31,
	2016	2015

(e) - JMJ Financial	$-	$6,778
(f) - LG Capital	-	63,000
(g) - GW Holdings	-	30,000
(h) - EMA Financial	-	50,000
(i) - JDF Capital	-	27,500
(j) - (p) Senior Secured 15% Convertible Promissory Notes (7)	1,225,000	-
	1,225,000	177,278
Net of unamortized debt discount	-	(153,730)
	$1,225,000	$23,548
Less current portion	(1,225,000)	(16,770)
	$-	$6,778

(a) March 11, 2015 Convertible Note

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

(d) March 25, 2015 Convertible Note

On March 25, 2015, the Company issued a $35,000 12% convertible note with a term expiring on March 24, 2016 (the “Maturity Date”), and which was funded on April 23 2015. The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock at any time, at the holder’s option, at a price equal to 58% of the lowest trading price of the common stock for the fifteen prior trading days including the day upon which a Notice of Conversion is received by the Company. This note was paid in full on October 22, 2015.

(e) May 22, 2015 Convertible Note

On May 22, 2015, the Company issued a convertible promissory note with a cap of $50,000 with a 0% interest rate for the first three months. The terms of the note include a $5,000 Original Issue Discount, providing for a maximum funding of $45,000. The amount of the note funded as of September 30, 2016 was $25,000. The Company may repay this Note at any time on or before 90 days from the effective date. If the Company does not make a payment on or before 90 days from the notes effective date, a one-time interest charge of 12%shall be applied to the principal sum. The maturity date of the note is two years from the effective date of the note. The investor has the right, at any time after the Effective Date, at its election, to convert all of part of the outstanding and unpaid Principal Sum and accrued interest. The conversion price is the lesser of $0.10 or 60% of the lowest trade price in the 25 trading days previous to the conversion. As of September 30, 2016 the full amount of the note has been converted to common shares.

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

(j) February 19, 2016 Senior Secured Convertible Promissory Note

On February 19, 2016, the Company issued a $75,000 15% convertible note with a term expiring August 18, 2016 (the “Maturity Date”). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock at any time, at the holder’s option, The conversion price shall be the lowest of (i) $0.15, (ii) 58% of the price of the Company’s securities that are sold in any offering of the Company’s securities in excess of $100,000, of (iii) the conversion price of any Equity converted on or prior to the Conversion Date. The maturity date of this note has been extended.

(k) February 19, 2016 Senior Secured Convertible Promissory Note

On February 19, 2016, the Company issued a $50,000 15% convertible note with a term expiring August 18, 2016 (the “Maturity Date”). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock at any time, at the holder’s option, The conversion price shall be the lowest of (i) $0.15, (ii) 58% of the price of the Company’s securities that are sold in any offering of the Company’s securities in excess of $100,000, of (iii) the conversion price of any Equity converted on or prior to the Conversion Date. The maturity date of this note has been extended.

(l) February 19, 2016 Senior Secured Convertible Promissory Note

On February 19, 2016, the Company issued a $50,000 15% convertible note with a term expiring August 18, 2016 (the “Maturity Date”). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock at any time, at the holder’s option, The conversion price shall be the lowest of (i) $0.15, (ii) 58% of the price of the Company’s securities that are sold in any offering of the Company’s securities in excess of $100,000, of (iii) the conversion price of any Equity converted on or prior to the Conversion Date. The note was paid in full on September 30, 2016.

(m) February 19, 2016 Senior Secured Convertible Promissory Note

On February 19, 2016, the Company issued a $1,100,000 15% convertible note with a term expiring August 18, 2016 (the “Maturity Date”). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock at any time, at the holder’s option, The conversion price shall be the lowest of (i) $0.15, (ii) 58% of the price of the Company’s securities that are sold in any offering of the Company’s securities in excess of $100,000, of (iii) the conversion price of any Equity converted on or prior to the Conversion Date. The note was paid in full on October 4, 2016.

(n) February 19, 2016 Senior Secured Convertible Promissory Note

On February 19, 2016, the Company issued a $200,000 15% convertible note with a term expiring August 18, 2016 (the “Maturity Date”). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock at any time, at the holder’s option, The conversion price shall be the lowest of (i) $0.15, (ii) 58% of the price of the Company’s securities that are sold in any offering of the Company’s securities in excess of $100,000, of (iii) the conversion price of any Equity converted on or prior to the Conversion Date. The note was paid in full on September 30, 2016.

(o) February 19, 2016 Senior Secured Convertible Promissory Note

On February 19, 2016, the Company issued a $100,000 15% convertible note with a term expiring August 18, 2016 (the “Maturity Date”). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock at any time, at the holder’s option, The conversion price shall be the lowest of (i) $0.15, (ii) 58% of the price of the Company’s securities that are sold in any offering of the Company’s securities in excess of $100,000, of (iii) the conversion price of any Equity converted on or prior to the Conversion Date. The note was paid in full on August 18, 2016.

(p) February 19, 2016 Senior Secured Convertible Promissory Note

On February 19, 2016, the Company issued a $50,000 15% convertible note with a term expiring August 18, 2016 (the “Maturity Date”). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock at any time, at the holder’s option, The conversion price shall be the lowest of (i) $0.15, (ii) 58% of the price of the Company’s securities that are sold in any offering of the Company’s securities in excess of $100,000, of (iii) the conversion price of any Equity converted on or prior to the Conversion Date. The note was paid in full on September 30, 2016.

Note 7. Secured Notes

As of April 29, 2016, the Company issued a total of $375,000 of 10% Secured Subordinated promissory notes with a term expiring January 12, 2017 (the “Maturity Date”), and an original issue discount of fifty percent (50%). Interest is payable on the outstanding principal of these notes at 10% per annum on the Maturity Date. The balance of these notes as of September 30, 2016, is $298,529, net of an unamortized discount of $76,471.

As of September 2016, the Company issued a total of $535,000 of 10% Secured promissory notes with a term expiring April 3, 2017 (the “Maturity Date”), and an original issue discount of thirty seven and one half percent (37.5%). Interest is payable on the outstanding principal of these notes at 10% per annum on the Maturity Date. The balance of these notes as of September 30, 2016 is $334,375, net of an unamortized discount of $200,625.

Note 8. Revolver Loan

On September 30, 2016, the Company entered into a Revolver Loan agreement with Crossfirst Bank, a Kansas banking corporation for a revolving line of credit facility in the amount of $3,000,000, with an initial funding commitment of $1,800,000, interest at Prime plus 1.5%, and a final maturity date of September 30, 2018. As of September 30, 2016, the Company had not borrowed any money under this agreement.

Note 9. Subsequent Events

The Company has evaluated subsequent events from September 30, 2016, through the date of filing this report, and determined there are no other items to disclose other than those disclosed below:

On October 4, 2016, the Company closed on the purchase of working interests in various oil and gas leases in Eastern Kansas. Simultaneously, to facilitate the purchase, the Company closed on its initial funding from Crossfirst Bank under the September 30, 2016 Revolver Agreement in the amount of $1,800,000.

SUPPLEMENTAL INFORMATION – OIL AND NATURAL GAS PRODUCTION – (unaudited)

As of September 30, 2016, the Company has two separate oil and gas production projects as follows:

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

Results of Operations

The results of operations for petroleum and natural gas production for the three and nine months ended September 30, 2016, consist of both the 50% undivided interest in the Joffre oil and gas property located in Alberta, Canada as well as the various working interests in the four leases in eastern Kansas, as follows:

	Three Months Ended September 30, 2016
Results of Operations by Geographic Area	Canada	United States	Total

Revenue
Oil	$47,656	$49,232	$96,888
Gas	4,844	-	4,844
Liquids	3,296	-	3,296
Sulphur	398	-	398

Total revenues	56,194	49,232	105,426
Production costs	29,172	37,285	66,457

	$27,022	$11,947	$38,969

Oil and Gas Production and Sales by Geographic Area	Canada	United States	Totals

Production
Oil - (barrels)	1,319	1,307	2,626
Natural Gas - (mcf)	2,813	-	2,813
Natural Gas Liquids - (barrels)	415	-	415
Sulphur - (tonnes)	16	-	16

Sales
Oil - (barrels)	1,319	1,307	2,626
Natural Gas - (mcf)	2,813	-	2,813
Natural Gas Liquids - (barrels)	415	-	415
Sulphur - (tonnes)	16	-	16

Average Sales Prices
Oil - (barrels)	$36.13	$37.67	$36.90
Natural Gas - (mcf)	$1.72	$-	$1.72
Natural Gas Liquids - (barrels)	$7.94	$-	$7.94
Sulphur - (tonnes)	$24.88	$-	$24.88

Mcf = thousands of cubic feet
Tonnes = Metric tons

	Nine Months Ended September 30, 2016
Results of Operations by Geographic Area	Canada	United States	Total

Revenue
Oil	$79,653	$135,334	$214,987
Gas	9,328	-	9,328
Liquids	7,207	-	7,207
Sulphur	491	-	491

Total revenues	96,679	135,334	232,013
Production costs	76,577	89,196	165,773

	$20,102	$46,138	$66,240

Oil and Gas Production and Sales by Geographic Area	Canada	United States	Totals

Production
Oil - (barrels)	2,276	3,857	6,133
Natural Gas - (mcf)	8,666	-	8,666
Natural Gas Liquids - (barrels)	887	-	887
Sulphur - (tonnes)	25	-	25

Sales
Oil - (barrels)	2,229	3,857	6,086
Natural Gas - (mcf)	6,597	-	6,597
Natural Gas Liquids - (barrels)	941	-	941
Sulphur - (tonnes)	25	-	25

Average Sales Prices
Oil - (barrels)	$35.73	$35.09	$35.32
Natural Gas - (mcf)	$1.41	$-	$1.41
Natural Gas Liquids - (barrels)	$7.66	$-	$7.66
Sulphur - (tonnes)	$19.64	$-	$19.64

Mcf = thousands of cubic feet
Tonnes = Metric tons

Petroleum and Natural Gas Exploration and Production Costs

The amounts shown as net capitalized costs for petroleum and natural gas rights of $2,863,046 and $803,660 consist of the initial investment to acquire the undivided interest in the Joffre Project, as well as additional licensing costs at that location, as well as the investment made during the first quarter of this year, to acquire the oil and gas properties in Kansas. The Company does not incur any production or exploratory costs as the entire project is operated through a subcontract relationship.

Petroleum and Natural Gas Reserves

Reserves are estimated remaining quantities of oil and natural gas and related substances, which by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations – prior to the time at which contracts providing the right to operate expire. The detailed reserve information and production forecasts for the Joffre project in Alberta, Canada were presented in the Company’s annual report on Form 10-K for the year ended December 31, 2015, and is incorporated herein.

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

PLAN OF OPERATIONS

Overview

Prior to the first quarter of 2016, the Company’s business plan consisted of two strategies: (a) identifying target companies that were undergoing or anticipating periods of rapid growth to provide advisory and consulting services, and (b) identifying investments in oil and gas properties for future exploration and development. In November of 2014, the Company entered into its first contract relative to oil and gas activities involving jointly controlled assets and related liabilities by purchasing an undivided 50% interest in the Joffre project located in Alberta, Canada, as explained in note 4.

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

RESULTS OF CONTINUING OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the three and nine months ended September 30, 2016 and 2015, should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Form 10-K for the year ended December 31, 2015.

Liquidity and Capital Resources

As of September 30, 2016 and December 31, 2015, the Company had $88,625 and $30,585 in cash holdings, respectively.

Three months ended September 30, 2016, compared to the three months ended September 30, 2015

Revenue

The Company had gross revenues of $105,426 for the three months ended September 30, 2016, representing its share of revenue from its 50% undivided interest in the Joffre Property as well as the new revenues from the investment in the oil properties in Kansas, as compared to $32,425 for the three months ended September 30, 2015, which only represented revenue from the Joffre Property. This revenue from the Joffre Property comes from the first two oil wells in the project which began producing during April of 2015, and the revenue from the Kansas property comes from four leases.

Expenses

The Company’s operating expenses increased by $229,982 to $451,093 for the three-month period ended September 30, 2016, from $221,111 in the corresponding period in 2015. The increase was mainly due to stock based compensation of $172,219 as well as depreciation, depletion and amortization costs associated with ownership of oil and gas properties, as compared to the three months ended September 30, 2015.

Other Income and Expense

The Company’s interest expense increased by $404,306 to $542,107 for the three months ended September 30, 2016, as compared to $137,801 for the three months ended September 30, 2015. This large increase in interest cost is reflective of the increase in debt associated with the Company’s growth strategy relative to oil and gas property acquisitions. This expense item is expected to go down as the Company anticipates replacing debt with unfavorable terms. The Company also had a gain on derivatives of $2,765,013 as compared to a derivative loss of $36,424 for the three months ended September 30, 2015.

Net Loss

The Company incurred a net comprehensive income of $1,873,845 during the three-month period ended September 30, 2016, compared with a net comprehensive loss of $367,331 for the three-month period ended September 30, 2015. The increase in Net comprehensive income was mainly due to the items referred to in the analysis of operating expenses and other income.

Nine months ended September 30, 2016, compared to the nine months ended September 30, 2015

Revenue

The Company had gross revenues of $232,013 for the nine months ended September 30, 2016, representing its share of revenue from its 50% undivided interest in the Joffre Property as well as the new revenues from the investment in the oil properties in Kansas, as compared to $64,448 for the nine months ended September 30, 2015, which only represented revenue from the Joffre project.

Expenses

The Company’s operating expenses increased by $716,312 to $1,290,116 for the nine month period ended September 30, 2016, from $573,804 in the corresponding period in 2015. The increase was mainly due to stock based compensation of $578,363 for the nine months ended September 30, 2016 as compared to 108,000 for the prior year. Additionally is the increase in both lease operating costs and depletion expense as production from the wells increases.

Other Income and Expense

The Company’s interest expense increased by $1,770,313 to $1,966,015 for the nine months ended September 30, 2016, as compared to $195,702 for the nine months ended September 30, 2015. This large increase in interest cost is reflective of the increase in debt associated with the Company’s growth strategy relative to oil and gas property acquisitions, which also created a large amortization of debt discount. This expense item is expected to go down as the Company anticipates replacing debt with unfavorable terms. The Company also had a gain on the settlement of debt associated with professional services in the amount of $75,000 during the nine months ended September 30, 2016, and a gain on derivatives of $833,418 as compared to a derivative gain of $77,682 for the nine months ended September 30, 2015.

Net Loss

The Company incurred a net comprehensive loss of $1,967,037 during the nine month period ended September 30, 2016, compared with a net comprehensive loss of $1,047,211 for the nine month period ended September 30, 2015. The increase in net loss was mainly due to the items referred to in the analysis of operating expenses and other income.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Management and directors will continue to monitor and evaluate the effectiveness of the Company's internal controls and procedures and the Company's internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. There were no changes in internal control over financial reporting during the quarter ended September 30, 2016.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The disclosure in Items 4.01 and 4.02 of the Company’s Current Report on Form 8-K/A filed on November 18, 2016, is incorporated by reference herein regarding the resignation of the Company’s former independent registered public accounting firm.

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

On March 21, 2016, the Company executed two one-year consulting agreements requiring the issuance of 2,000,000 common shares for each contract. Both of these contracts were terminated, the shares were returned to the Company, and were cancelled in August 2016.

On March 21, 2016, the Company executed a one-year advisory services agreement requiring the issuance of 1,000,000 common shares for the contract. The shares are to be issued as 375,002 upon execution of the contract, with 56,818 shares being issued at the beginning of each month for the remaining eleven months. The Company has determined to account for all 1,000,000 common shares valued at $0.16 per share upon execution of the agreement as prepaid equity-based compensation to be amortized over the term of the contract. As of September 30, 2016, 284,090 shares remain unissued, and are accounted for as issuable.

As of April 29, 2016, the Company, pursuant to a securities purchase agreement, sold 1,250,000 shares of its common stock at $0.15 per share.

On September 28, 2016, the Company issued 2,400,000 common shares, at the current market value of $288,000 as a portion of the purchase price of additional oil and gas properties acquired on October 4, 2016. This amount is included as a deposit in other assets as of September 30, 2016.

During September 2016, the Company negotiated the payment of certain convertible notes, and committed to the issuance of 375,000 common shares at the current market value of $52,500 as additional interest. These shares have not been issued as of the date of this report, and are accounted for as issuable at September 30, 2016.

As of September 30, 2016, the Company, pursuant to a securities purchase agreement, sold $1,337,500 shares of its common stock at $0.15 per share.

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
_________

* to be filed or furnished by amendment.

ITEM 7. OFF BALANCE-SHEET ARRANGEMENTS

None.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIKING INVESTMENTS GROUP, INC. (Registrant)

Date: November 21, 2016	By:	/s/ James Doris
James Doris
Principal Executive Officer

In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 21, 2016	By:	/s/ Tom Simeo
Tom Simeo
Principal Financial and Accounting Officer

