Form 10-K/A
period 2015-12-31
VIKING INVESTMENTS GROUP, INC.
filed 2016-12-14
CIK 1102432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 2)

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

The number of shares of the Registrant's common stock outstanding as of December 8, 2016, was 51,986,940, which includes 284,090 shares that are issuable.

EXPLANATORY NOTE

This Amendment No. 2 of Form 10-K/A for the year ended December 31, 2015, amends in its entirety the Annual Report on Form 10-K/A that was originally filed on May 16, 2016 to reflect a restatement of the Company’s financial statements for the year ended December 31, 2015 (the “2015 Financial Statements”) to correct various account balances as summarized below, and because the Company’s new independent registered public accounting firm has recently completed its audit of the Company’s 2015 Financial Statements.

The restatements are being made in accordance with ASC 250, “Accounting Changes and Error Corrections.” The disclosure provision of ASC 250 requires a company that corrects an error to disclose that its previously issued financial statements have been restated, a description of the nature of the error, the effect of the correction on each financial statement line item and any per share amount affected for each prior period presented, and the cumulative effect on retained earnings (deficit) in the statement of financial position as of the beginning of each period presented.

The effects of the adjustments on the Company’s previously issued 2015 Financial Statements are summarized as follows:

Selected Consolidated Balance Sheets Information as of December 31, 2015

	Previously	Increase
	Reported	(Decrease)	Restated

Petroleum and natural gas rights / oil and gas properties	818,230	(301,760)	516,470
Derivative liability	154,297	656,350	810,647
Additional paid in capital	7,864,085	96,287	7,960,372
Accumulated deficit	(7,979,257)	(985,184)	(8,964,441)

Selected Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2015

	Previously	Increase
	Reported	(Decrease)	Restated

Impairment of oil and gas properties	-	210,032	210,032
Derivative gain (loss) / change in fair value	(5,686)	272,064	266,378
Derivative expense	-	1,065,808	1,065,808
Loss from operations	(608,480)	(220,591)	(829,071)
Net loss	(911,990)	(985,184)	(1,897,174)
Net comprehensive loss	(892,962)	(985,184)	(1,878,146)
Basic and diluted loss per common share	(0.03)	(0.04)	(0.07)

Selected Consolidated Statements of Cash Flows for the year ended December 31, 2015

	Previously	Increase
	Reported	(Decrease)	Restated

Net Loss	(911,990)	(985,184)	(1,897,174)
Derivative (gain) loss / change in fair value	5,686	793,744	799,430
Impairment of oil and gas properties	-	210,032	210,032
Stock based compensation	108,000	19,438	127,438

The Company uses the full cost method of accounting for its oil and gas properties, which requires a capitalized cost limitation test (“ceiling test”) at each report date. This analysis utilizes information included in an annual reserve report. The report originally used did not contemplate the pricing requirements for proved reserves promulgated by the Securities and Exchange Commission (“SEC”). The Company obtained a revised reserve report in October 2016, which met the SEC pricing requirements for proved reserves. Based on this report, the Company determined that an impairment of $210,032 should be recorded for the year ended December 31, 2015. The Company also reevaluated the methodology originally used to estimate the derivative liabilities associated with the conversion features of certain debt instruments, and the impact on additional paid in capital associated with these transactions. The Company determined that the original accounting for these transactions understated the derivative liability at December 31, 2015 by $656,350, and understated expense at inception of $1,065,808. The change in the estimated fair value of these derivatives resulted in a gain of $266,378 for the year ended December 31, 2015 as compared to originally recording a loss of $5,686.

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

3

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

The Company's business plan is to engage in the acquisition, exploration, development and production of oil and natural gas properties, both individually and through collaborative partnerships with other companies in this field of endeavor. On March 8, 2016, the Company incorporated a wholly owned subsidiary, Viking Oil & Gas (Canada) ULC, in Alberta, Canada, to hold its Canadian oil and gas interests. On August 30, 2016, the Company organized a wholly owned subsidiary, Mid-Con Petroleum, LLC, a Kansas limited liability company, to hold its oil and gas interests in the central United States.

Viking Investments is neither an underwriter as the term is defined in Section 2(a)(11) of the Securities Act of 1933, nor an investment company pursuant to the Investment Company Act of 1940. Viking Investments is not an investment adviser pursuant to the Investment Advisers Act of 1940. Viking Investments is not registered with FINRA or SIPC.

Other Information

Neither the Company nor any of its subsidiaries engaged in any research and development activities during 2015. The Company does not manufacture any products or engage in any activity that requires compliance with environmental laws, other than those pertaining to the oil and gas industry.

Employees

The Company does not currently have any employees, but instead retains outside consultants as needed, involved in business development, business analysis, financial consulting, web programming and designing, execution and support of the Company's business.

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

We could be required to write down the carrying value of certain of our oil and natural gas properties. Write-downs may occur when oil and natural gas prices are low, or if we have downward adjustments to our estimated proved reserves, increases in our estimates of operating or development costs, deterioration in drilling results or mechanical problems with wells where the cost to re-drill or repair is not supported by the expected economics.

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

Oil and Gas Reserves as of December 31, 2015

	Oil	Natural Gas	Natural Gas Liquids	Barrels of Oil Equivalent
	(Mbbl)	(MMcf)	(Mbbl)	(Mboe)
Proved
Developed - Producing	16.2	44.0	1.8	24.5
Developed - Non-Producing	198.4	858.2	35.6	362.4
Undeveloped	-	-	-	-
Total Proved	214.6	902.2	37.4	386.9
Probable	198.0	848.1	35.2	360.10
Total Proved plus Probable	412.6	1,750.3	72.6	747.0

Mbbl = thousands of barrels
MMcf = millions of cubic feet
Mboe - thousands of barrels of oil equivalent

2. Disclosure of Oil and Gas Production, Sales and Average Prices

Oil and Gas Production and Sales by geographic area for the years ended December 31, 2015 and 2014

	Geographic	Unit of	December 31,
	Area	Measure	2015	2014

Sales - Volume
Oil	Canada	Barrels	1,639	-
Natural Gas	Canada	Mcf	5,404	-
Natural Gas Liquids	Canada	Barrels	849	-
Sulphur	Canada	Tonnes	36	-

Sales
Oil	Canada	Barrels	$76,619	$-
Natural Gas	Canada	Mcf	$12,340	$-
Natural Gas Liquids	Canada	Barrels	$5,646	$-
Sulphur	Canada	Tonnes	$1,319	$-

Average Sales Prices
Oil	Canada	Barrels	$46.75	$-
Natural Gas	Canada	Mcf	$2.28	$-
Natural Gas Liquids	Canada	Barrels	$6.65	$-
Sulphur	Canada	Tonnes	$36.64	$-

Mcf = thousands of cubic feet
Tonnes = Metric tons

Item 3.	Legal Proceedings

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

Penny Stock

Our common stock is considered "penny stock" under the rules the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

•	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;

•

contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;

•	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

•	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

•	bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer's account.

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

PLAN OF OPERATIONS

Overview

The Company's business plan is to engage in the acquisition, exploration, development and production of oil and natural gas properties, both individually and through collaborative partnerships with other companies in this field of endeavor. In November of 2014, the Company entered its first contract of this kind as explained in Note 4. On March 8, 2016, the Company incorporated a wholly owned subsidiary, Viking Oil & Gas (Canada) ULC, in Alberta, Canada, to hold its Canadian oil and gas interests. On August 30, 2016, the Company organized a wholly owned subsidiary, Mid-Con Petroleum, LLC, a Kansas limited liability company, to hold its oil and gas interests in the central United States.

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

Liquidity and Capital Resources

Working Capital:	December 31,
	2015	2014

Current Assets	$184,462	$1,345
Current Liabilities	$1,642,757	$481,902
Asset retirement obligation	$416,246	$-
Working Capital (deficit)	$(1,458,295)	$(480,557)

Cash Flows:	Years Ended December 31,
	2015	2014

Net Cash Provided by (Used in) Operating Activities	$(151,307)	$(370,800)
Net Cash Provided by (Used in) Investing Activities	$-	$(549,811)
Net Cash Provided by (Used in) Financing Activities	$180,547	$909,666
Increase (Decrease) in Cash during the Period	$29,240	$(10,894)
Cash and Cash Equivalents, End of Period	$30,585	$1345

The Company had current assets of $184,462 as of December 31, 2015, as compared to $1,345 in the comparable period in 2014. The Company had current liabilities of $1,642,757 as of December 31, 2015, as compared to $481,902 in the comparable period in 2014. The increase in current liabilities is mainly due to an increase in amounts due to directors, new convertible debt, and a corresponding derivative liability. The Company had a working capital deficit of $1,458,295 as a consequence of these increased liabilities as of December 31, 2015, compared to a working capital deficit in December 31, 2014, of $480,557.

Cash used in operating activities decreased to ($151,307) during the fiscal year ended December 31, 2015, as compared to ($370,800) in the comparable period in 2014. The decrease was mostly due expenses being paid directly by directors.

Cash from financing activities decreased to $180,547 during the fiscal year ended December 31, 2015 as compared to 909,666 in the comparable period in 2014. The decrease was mostly due to the Company not issuing units during 2015 and generating less cash through convertible debt, as well as the borrowings from directors.

Cash used in investing activities decreased to zero during the fiscal year ended December 31, 2015, as compared to ($549,811) in the comparable period in 2014. The decrease is a result of the Company having accomplished the purchase of 1,256,593 and 2,187,500 units of Tanager Energy Inc. ("Tanager"), a Canadian mining company listed on the Canadian TSX Venture Exchange as a Tier 2 company and trading under the stock symbol "TAN," at a price of C$0.08 per unit during 2014. On November 3, 2014, the Company entered into a Purchase and Sale, Petroleum and Natural Gas Conveyance Agreement (the "Agreement"), with Tanager Energy. Pursuant to the Agreement, the Company is entitled to receive a 50% working interest in the Joffre oil and gas property located in Alberta, Canada (the "Joffre Property"). On November 4, 2014, the Company closed the transaction by paying Tanager US$302,367, with US$52,801 (C$60,000) payable as of December 31, 2014, which was paid in January of 2015.

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

Expenses

The Company's operating expenses increased by $358,344 to $924,995 for the year ended December 31, 2015, from $566,651 for the year ended December 31, 2014. This increase is mainly attributable to the Company's portion of the operational costs of processing, gathering and administering the oil wells in the Joffre Project of $49,965, an impairment loss of $210,032, accretion expense of $10,031 and depreciation, depletion and amortization expense of $34,881.

Loss from Operations

The Company incurred a loss from operations of $829,071 for the year ended December 31, 2015, as compared to a loss from operations of $566,651 for the year ended December 31, 2014. The increase in loss from operations was mainly due to the items referred to in the analysis of expenses.

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

As consideration for this transaction, the Company made a cash payment of $1,305,000 at closing to the vendors and a cash payment in March of 2016 in the amount of $45,000. The Company also agreed to issue the vendors 4,500,000 shares of common stock.

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

As of October 2016, the Company issued a total of $610,000 of 10% Secured promissory notes with a term expiring April 3, 2017 (the “Maturity Date”), and an original issue discount of thirty seven and one half percent (37.5%). Interest is payable on the outstanding principal of these notes at 10% per annum on the Maturity Date.

On October 4, 2016, the Company closed on the purchase of working interests in various oil and gas leases in Eastern Kansas. Simultaneously, to facilitate the purchase, the Company closed on its initial funding from Crossfirst Bank under the September 30, 2016 Revolver Agreement in the amount of $1,800,000. Additionally, on October 4, 2016, the Company committed to the issuance of 2,752,021 common shares as a part of the consideration for the acquisition of this oil and gas investment. The shares were issued in December 2016.

During November 2016, the Company issued 1,400,000 common shares as part of a negotiated settlement on convertible notes.

During November, 2016, the Company issued 187,500 common shares pursuant to a securities purchase agreement.

Critical Accounting Policies

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our financial statements, as well as the sufficiency of the disclosures pertaining to our accounting policies in the footnotes accompanying our financial statements. Described below are the most significant policies we apply in preparing our consolidated financial statements, some of which are subject to alternative treatments under GAAP. We also describe the most significant estimates and assumptions we make in applying these policies. See “Note 3 - Summary of Significant Accounting Policies” to our consolidated financial statements.

 Oil and Gas Property Accounting

The Company uses the full cost method of accounting for its investment in oil and natural gas properties. Under this method of accounting, all costs of acquisition, exploration and development of oil and natural gas properties (including such costs as leasehold acquisition costs, geological expenditures, dry hole costs, tangible and intangible development costs and direct internal costs) are capitalized as the cost of oil and natural gas properties when incurred.

The full cost method requires the Company to calculate quarterly, by cost center, a "ceiling," or limitation on the amount of properties that can be capitalized on the balance sheet. To the extent capitalized costs of oil and natural gas properties, less accumulated depletion and related deferred taxes exceed the sum of the discounted future net revenues of proved oil and natural gas reserves, the lower of cost or estimated fair value of unproved properties subject to amortization, the cost of properties not being amortized, and the related tax amounts, such excess capitalized costs are charged to expense.

Proved Reserves

Estimates of our proved reserves included in this report are prepared in accordance with U.S. SEC guidelines for reporting corporate reserves and future net revenue. The accuracy of a reserve estimate is a function of:

i.	the quality and quantity of available data;

ii.	the interpretation of that data;

iii.	the accuracy of various mandated economic assumptions; and

iv.	the judgment of the persons preparing the estimate.

Our proved reserve information included in this report was predominately based on estimates. Because these estimates depend on many assumptions, all of which may substantially differ from future actual results, reserve estimates will be different from the quantities of oil and gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions to the estimate.

In accordance with SEC requirements, we based the estimated discounted future net cash flows from proved reserves on the unweighted arithmetic average of the prior 12-month commodity prices as of the first day of each of the months constituting the period and costs on the date of the estimate.

The estimates of proved reserves materially impact depreciation, depletion, amortization and accretion (“DD&A”) expense. If the estimates of proved reserves decline, the rate at which we record DD&A expense will increase, reducing future net income. Such a decline may result from lower market prices, which may make it uneconomic to drill for and produce from higher-cost fields.

Asset Retirement Obligation

Asset retirement obligations (“ARO”) primarily represent the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the projected end of their productive lives, in accordance with applicable federal, state and local laws. We determined our ARO by calculating the present value of estimated cash flows related to the obligation. The retirement obligation is recorded as a liability at its estimated present value as of the obligation’s inception, with an offsetting increase to proved properties. Periodic accretion of discount of the estimated liability is recorded as accretion expense in the accompanying consolidated statements of operations and comprehensive income.

ARO liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive lives of wells and a risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to the estimated ARO.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Viking Investments Group, Inc.

We have audited the accompanying consolidated balance sheet of Viking Investments Group, Inc. and its subsidiary (the “Company”) as of December 31, 2015, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Viking Investments Group, Inc. and its subsidiary as of December 31, 2015, the results of their consolidated operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations since inception and has a working capital deficiency both of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

December 13, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Viking Investments Group, Inc.

We have audited the accompanying balance sheet of Viking Investments Group, Inc. as of December 31, 2014, and the related statement of operations, stockholders’ deficiency, and cash flows for the years ended  December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viking Investments Group, Inc. as of December 31, 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Green & Company, CPAs

Green & Company, CPAs

Temple Terrace, Florida

March 27, 2015

VIKING INVESTMENTS GROUP, INC.

Consolidated Balance Sheets

As at December 31, 2015 and 2014

(Amounts expressed in US dollars)

	December 31
	2015	2014
	(restated)
ASSETS
Current assets:
Cash	$30,585	$1,345
Other receivable – related party	153,877	-
Total current assets	184,462	1,345

Oil and gas properties, full cost method
Proved developed producing oil and gas properties, net	30,989	21,310
Undeveloped and non-producing oil and gas properties, net	485,481	333,858
Total Oil and gas properties, net	516,470	355,168

Long term investment	87,156	68,128
TOTAL ASSETS	$788,088	$424,641
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accrued expenses and other current liabilities	$95,575	$116,149
Accounts payable	104,774	39,314
Derivative liability	810,647	-
Amount due to directors	614,991	326,439
Convertible notes – current, net of debt discount	16,770	-
Total current liabilities	1,642,757	481,902
Convertible notes - net of current portion and debt discount	6,778	-
Asset retirement obligation	416,246	-
TOTAL LIABILITIES	2,065,781	481,902

Commitments and contingencies (Note 9)

STOCKHOLDERS' DEFICIT
Capital Stock
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 28,092 Shares issued and outstanding as of December 31, 2015 and 2014	28	28
Common stock, $0.001 par value, 100,000,000 shares authorized, 30,333,993 and 24,094,551 shares issued and outstanding as of December 31, 2015 and 2014	30,334	24,095
Shares to be issued	-	675
Additional Paid-In Capital	7,960,372	7,162,660
Prepaid equity-based compensation	(145,562)	-
Accumulated other comprehensive loss	(158,424)	(177,452)
Accumulated Deficit	(8,964,441)	(7,067,267)
TOTAL STOCKHOLDERS' DEFICIT	(1,277,693)	(57,261)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$788,088	$424,641

The accompanying notes are an integral part of these consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2015 and 2014

(Amounts expressed in US dollars)

	For the Years Ended December 31,
	2015	2014
	(restated)
Revenue
Oil and gas sales	$95,924	$-

Operating expenses
Lease operating costs	49,965	-
Impairment of oil and gas properties	210,032	-
General and administrative	492,647	377,484
Stock based compensation	127,438	189,167
Accretion – ARO	10,032	-
Depreciation, depletion & amortization	34,881	-
Total operating expenses	924,995	566,651

Loss from operations	(829,071)	(566,651)

Other income (expenses)
Interest expense	(288,281)	-
Change in fair value of derivative liability	266,378	(96,748)
Derivative expense	(1,065,808)	-
Gain on settlement of debt	19,608	9,485
Other income	-	2,440
Total other income (expenses)	(1,068,103)	(84,823)

Net loss	(1,897,174)	(651,474)

Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	19,028	(179,316)
Foreign currency translation adjustment	-	53

Net Comprehensive loss	$(1,878,146)	$(830,737)

Loss per weighted average number of common shares outstanding – basic and diluted	$(0.07)	$(0.03)
Weighted average number of common
shares outstanding – basic and diluted	27,283,026	24,094,551

The accompanying notes are an integral part of these consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.

Consolidated Statements Of Cash Flows

(Amounts expressed in US dollars)

	For the Years Ended December 31,
	2015	2014
	(restated)
Cash flows from operating activities:
Net loss	$(1,897,174)	$(651,474)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of derivative liability	(266,378)	96,748
Derivative expense	1,065,808	-
Gain on settlement of debt	(19,608)	(9,485)
Stock based compensation	127,438	189,167
Depreciation, depletion and amortization	34,881	5,053
Impairment of oil and gas properties	210,032	-
Accretion - Asset retirement obligation	10,032	-
Amortization of debt discount	183,548	-
Changes in operating assets and liabilities
Accounts payable	86,459	(123,734)
Accrued expenses and other current liabilities	79,885	113,284
Prepaid expenses and deposits	-	9,641
Amounts due to directors	233,770	-
Net cash used in operating activities	(151,307)	(370,800)

Cash flows from investing activities:
Investment in Tanager Energy	-	(247,444)
Investment in oil and gas properties	-	(302,367)
Net cash used in investing activities	-	(549,811)

Cash flows from financing activities:
Proceeds from amount due to directors	11,692	248,724
Repayment of amount due to directors	(115,145)	-
Proceeds from issuance of units	-	607,942
Proceeds from convertible notes	348,000	53,000
Repayment of convertible notes	(64,000)	-
Net cash provided by financing activities	180,547	909,666

Effect of exchange rate changes on cash	-	51

Net increase (decrease) in cash	29,240	(10,894)
Cash at beginning of year	1,345	12,239
Cash at end of year	$30,585	$1,345
Supplemental Cash Flow Information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuances of shares for convertible debt and accrued expenses	$252,101	$188,007
Recognition of asset retirement obligation	$406,214	$-
Settlement and reacquisition of derivative liabilities	$278,175	$-
Convertible notes paid through advances from directors	$205,459	$-
Payments to vendors from debt proceeds	$21,000	$-
Loan to Tanager advanced from directors	$153,877	$-
Debt discount on convertible debt	$337,278	$-

The accompanying notes are an integral part of these consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.

Consolidated Statement of Changes in Stockholders' Deficit

(Amounts expressed in US dollars)

									Accumulated		Total
							Additional	Prepaid	Other		Stockholders'
	Common Stock		Shares to be Issued		Preferred Stock		Paid-in	Equity-Based	Comprehensive	Accumulated	Equity
	Number	Amount	Number	Amount	Number	Amount	Capital	Compensation	Loss	Deficit	(Deficiency)

Balance at December 31, 2013	18,758,657	$18,760	-	$-	28,092	$28	$6,116,054	$-	$1,811	$(6,415,793)	$(279,140)

Shares issued for legal services	1,406,331	1,406					187,761				189,167
Shares issued to investors	2,330,534	2,331					605,611				607,942
Shares issued for convertible debt	1,599,029	1,598					186,409				188,007
Shares to be issued to investors			675,000	675			66,825				67,500
Unrealized gain (loss) on securities held for sale									(179,316)		(179,316)
Foreign currency translation adjustment									53		53
Net loss for the year ended December 31, 2014										(651,474)	(651,474)

Balance at December 31, 2014	24,094,551	$24,095	675,000	$675	28,092	$28	$7,162,660	$-	$(177,452)	$(7,067,267)	$(57,261)

Shares issued to investors	675,000	675	(675,000)	(675)							-
Shares issued for consulting services	720,000	720					107,280				108,000
Shares issued in satisfaction of debt	421,571	421					29,579				30,000
Shares issued in satisfaction of debt	2,872,871	2,873					198,228				201,101
Shares issued for convertible debt	550,000	550					20,450				21,000
Shares issued as prepaid equity-based compensation	1,000,000	1,000					164,000	(165,000)			-
Derivative liability adjustment - satisfaction of convertible debt							278,175				278,175
Unrealized gain (loss) on securities held for sale									19,028		19,028
Amortization of prepaid equity-based compensation								19,438			19,438
Net loss for the year ended December 31, 2015										(1,897,174)	(1,897,174)

Balances at December 31, 2015	30,333,993	$30,334	-	$-	28,092	$28	$7,960,372	$(145,562)	$(158,424)	$(8,964,441)	$(1,277,693)

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

The Company's business plan is to engage in the acquisition, exploration, development and production of oil and natural gas properties, both individually and through collaborative partnerships with other companies in this field of endeavor. On March 8, 2016, the Company incorporated a wholly owned subsidiary, Viking Oil & Gas (Canada) ULC, in Alberta, Canada, to hold its Canadian oil and gas interests. In November of 2014, the Company entered its first contract of this kind as explained in Note 4.

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net loss of $1,897,174 and $651,474 for the years ended December 31, 2015 and December 31, 2014, respectively. The Company had a working capital deficiency in the amount of $1,458,295 as of December 31, 2015. The Company had accumulated a stockholders’ deficit of $1,277,693 as of December 31, 2015, as compared to a stockholder’' deficit of $57,261 as of December 31, 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but believes that the Company will be able to obtain additional funds by equity financing and/or related party advances; however, there is no assurance of additional funding being available. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

Note 2	Restatement and Reclassification

Restatement of Financial Statements for the year ended December 31, 2015

The Company is restating its financial statements for the year ended December 31, 2015 (the “2015 Financial Statements”) to correct various account balances as summarized below, and because the Company’s new independent registered public accounting firm has recently completed its audit of the Company’s 2015 Financial Statements.

The restatements are being made in accordance with ASC 250, “Accounting Changes and Error Corrections.” The disclosure provision of ASC 250 requires a company that corrects an error to disclose that its previously issued financial statements have been restated, a description of the nature of the error, the effect of the correction on each financial statement line item and any per share amount affected for each prior period presented, and the cumulative effect on retained earnings (deficit) in the statement of financial position as of the beginning of each period presented.

The effects of the adjustments on the Company’s previously issued 2015 Financial Statements are summarized as follows:

Selected Consolidated Balance Sheets Information as of December 31, 2015

	Previously	Increase
	Reported	(Decrease)	Restated

Petroleum and natural gas rights / oil and gas properties	818,230	(301,760)	516,470
Derivative liability	154,297	656,350	810,647
Additional paid in capital	7,864,085	96,287	7,960,372
Accumulated deficit	(7,979,257)	(985,184)	(8,964,441)

VIKING INVESTMENTS GROUP, INC.

Notes to Consolidated Financial Statements

(Amounts expressed in US dollars)

Selected Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2015

	Previously	Increase
	Reported	(Decrease)	Restated

Impairment of oil and gas properties	-	210,032	210,032
Derivative gain (loss) / change in fair value	(5,686)	272,064	266,378
Derivative expense	-	1,065,808	1,065,808
Loss from operations	(608,480)	(220,591)	(829,071)
Net loss	(911,990)	(985,184)	(1,897,174)
Net comprehensive loss	(892,962)	(985,184)	(1,878,146)
Basic and diluted loss per common share	(0.03)	(0.04)	(0.07)

Selected Consolidated Statements of Cash Flows for the year ended December 31, 2015

	Previously	Increase
	Reported	(Decrease)	Restated

Net Loss	(911,990)	(985,184)	(1,897,174)
Derivative (gain) loss / change in fair value	5,686	793,744	799,430
Impairment of oil and gas properties	-	210,032	210,032
Stock based compensation	108,000	19,438	127,438

The Company uses the full cost method of accounting for its oil and gas properties, which requires a capitalized cost limitation test (“ceiling test”) at each report date. This analysis utilizes information included in an annual reserve report. The report originally used did not contemplate the pricing requirements for proved reserves promulgated by the Securities and Exchange Commission (“SEC”). The Company obtained a revised reserve report in October 2016, which met the SEC pricing requirements for proved reserves. Based on this report, the Company determined that an impairment of $210,032 should be recorded for the year ended December 31, 2015. The Company also reevaluated the methodology originally used to estimate the derivative liabilities associated with the conversion features of certain debt instruments, and the impact on additional paid in capital associated with these transactions. The Company determined that the original accounting for these transactions understated the derivative liability at December 31, 2015 by $656,350, and understated expense at inception of $1,065,808. The change in the estimated fair value of these derivatives resulted in a gain of $266,378 for the year ended December 31, 2015 as compared to originally recording a loss of $5.686.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

VIKING INVESTMENTS GROUP, INC.

Notes to Consolidated Financial Statements

(Amounts expressed in US dollars)

Note 3	Summary of Significant Accounting Policies

a)	Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") and are expressed in U.S. dollars. The Company's fiscal year-end is December 31.

The foregoing audited consolidated financial statements have been prepared in accordance with ("U.S. GAAP") for consolidated financial information and with the instructions to Form 10-K as promulgated by the Securities and Exchange Commission (the "SEC"). Accordingly, these consolidated financial statements include all of the disclosures required by generally accepted accounting principles for complete consolidated financial statements.

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

c)	Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. The Company's actual results could vary materially from management's estimates and assumptions. Significant areas requiring the use of management estimates relate to the determination of expected tax rates for future income tax recoveries, stock-based compensation, embedded derivative assets and liabilities, asset retirement obligations and impairment of long-term investment.

The estimates of proved, probable and possible oil and gas reserves are used as significant inputs in determining the depletion of oil and gas properties and the impairment of proved and unproved oil and gas properties. There are numerous uncertainties inherent in the estimation of quantities of proved, probable and possible reserves and in the projection of future rates of production and the timing of development expenditures. Similarly, evaluations for impairment of proved and unproved oil and gas properties are subject to numerous uncertainties including, among others, estimates of future recoverable reserves and commodity price outlooks.

Actual results could differ from the estimates and assumptions utilized.

d)	Financial Instruments

ASC Topic 820-10, "Fair Value Measurement" requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 820-10, "Financial Instruments," defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for other receivables – related party, accrued expenses and other current liabilities, accounts payable, derivative liabilities, amount due to directors, and convertible notes qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

VIKING INVESTMENTS GROUP, INC.

Notes to Consolidated Financial Statements

(Amounts expressed in US dollars)

Assets and liabilities measured at fair value as of December 31, 2015 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial Assets
Long term investment	$87,156	$-	$-	$19,028
	$87,156	$-	$-	$19,028

Financial liabilities
Derivative liabilities	$-	$-	$810,647	$266,378
	$-	$-	$810,647	$266,378

Assets and liabilities measured at fair value as of December 31, 2014 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial Assets
Long term investment	$68,128	$-	$-	$(179,316)
	$68,128	$-	$-	$(179,316)

The Company’s long term investment consists of 3,437,500 common shares of Tanager Energy, Inc., which is traded on the TSX Venture Exchange (Toronto Stock Exchange). The change in the fair value of this investment recognized as an unrealized gain (loss) in other comprehensive income on the statement of operations and comprehensive loss was $19,028 and ($179,316) for the years ended December 31, 2015 and 2014, respectively.

The Company uses the Black-Scholes model to value its derivative liabilities. This model takes into account inputs such as contract terms, including maturity and market parameters, including assumptions associated with interest rates, volatility and credit worthiness. The derivative liabilities of the Company were $0 and $810,647 as of December 31, 2015 and 2014 respectively.

VIKING INVESTMENTS GROUP, INC.

Notes to Consolidated Financial Statements

(Amounts expressed in US dollars)

e)	Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investment securities that have original maturities of three months or less. At December 31, 2015, the Company does not have any cash deposits in excess of FDIC insured limits.

f)	Prepaid equity-based compensation

Prepaid equity-based expenses represent amounts paid in advance through the issuance of restricted shares of stock, for future contractual benefits to be received. These expenses paid in advance are recorded as prepaid equity-based compensation as a component of “Stockholders’ Equity” and then amortized to the statements of operations over the life of the contract using the straight-line method. At December 31, 2015 and December 31, 2014, the balances of the prepaid equity-based compensation were comprised of the following:

	December 31, 2015	December 31, 2014

In November, 2015, a one-year consulting agreement with an unrelated party for services related to the petroleum industry in the amount of $165,000.	$145,562	-

	$145,562	$-

g)	Oil and Gas Properties

The Company uses the full cost method of accounting for its investment in oil and natural gas properties. Under this method of accounting, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized. General and administrative costs related to production and general overhead are expensed as incurred.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit of production method using estimates of proved reserves. Disposition of oil and gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized to income. Investment in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is included in loss from continuing operations before income taxes and the adjusted carrying amount of the unproved properties is amortized on the unit-of-production method.

Depreciation, depletion and amortization expense utilizing the unit-of-production method for the Company’s oil and gas properties in Canada for the years ended December 31, 2015 and 2014 were as follows:

Oil and Gas Properties by Geographical Cost Center
	Years ended,
	December 31,
Cost Center	2015	2014

Canada	$34,881	$-

	$34,881	$-

VIKING INVESTMENTS GROUP, INC.

Notes to Consolidated Financial Statements

(Amounts expressed in US dollars)

h)	Limitation on Capitalized Costs

Under the full-cost method of accounting, we are required, at the end of each reporting date, to perform a test to determine the limit on the book value of our oil and natural gas properties (the “Ceiling” test). If the capitalized costs of our oil and natural gas properties, net of accumulated amortization and related deferred income taxes, exceed the Ceiling, this excess or impairment is charged to expense. The expense may not be reversed in future periods, even though higher oil and natural gas prices may subsequently increase the Ceiling. The Ceiling is defined as the sum of:

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

(b)	the cost of properties not being amortized; plus

(c)	the lower of cost or estimated fair value of unproven properties included in the costs being amortized, net of

(d)	the related tax effects related to the difference between the book and tax basis of our oil and natural gas properties.

i)	Oil and Gas Reserves

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

The standardized measure of discounted future net cash flows and changes in such cash flows are prepared using assumptions required by the Financial Accounting Standards Board and the Securities and Exchange Commission. Such assumptions include using a 10% discount rate. Changes in any of these assumptions could have a significant impact on the standardized measure. Accordingly, the standardized measure does not represent management’s estimated current market value of proved reserves. At December 31, 2015, the Company’s net book value of oil and natural gas properties exceeded the ceiling amount, and the Company has recognized an impairment of oil and gas properties of $210,032 for the year ended December 31, 2015. The Company did not recognize an impairment loss for the year ended December 31, 2014.

j)	Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and, adjusted by any effects of warrants and options outstanding, if dilutive, that may add to the number of common shares during the period. At December 31, 2015 there were approximately 6,059,537 common stock equivalents that were anti-dilutive and were not included in the calculation.

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

VIKING INVESTMENTS GROUP, INC.

Notes to Consolidated Financial Statements

(Amounts expressed in US dollars)

l)	Comprehensive Loss

FASB ASC 220 "Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the consolidated statement of operations and comprehensive loss. For the fiscal years ended December 31, 2015 and 2014, comprehensive income (loss) was $19,028 and ($179,263) respectively, and consisted primarily of unrealized gains and (losses) on available for sale securities.

m)	Income Taxes

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

n)	Stock-Based Compensation

The Company may issue stock options to employees and stock options or warrants to non-employees in non-capital raising transactions for services and for financing costs. The Company has adopted ASC Topic 718, "Stock based Compensation", which establishes a fair value method of accounting for stock-based compensation plans. In accordance with guidance now incorporated in ASC Topic 718, the cost of stock options and warrants issued to employees and non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

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

o)	Long-term Investment

Management determines the appropriate classification of investment securities at the time of purchase. Securities are classified held-to-maturity when the Company has both the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Securities that are bought and held principally for the purpose of selling in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Securities not classified as held-to-maturity or trading are classified as available-for-sale. Available-for-sale securities are stated at fair value, the changes in the market value of available-for-sale securities, excluding other-than-temporary impairments, are reflected in Other Comprehensive Loss, with the impairment losses, net of income taxes, charged to loss in the period in which it occurs.

The fair value of securities is based on quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. A decline in the market value of any available-for-sale or held-for-maturity security below cost that is deemed to be other-then-temporary results in a reduction in carrying amount to fair value.

Impairments that are considered other-than-temporary are recognized as a loss in the consolidated statements of operations and comprehensive loss. The Company considers various factors in reviewing impairments, including the length of time and extent to which fair value has been less than the Company's cost basis, the financial condition and near-term prospects of the issuer, and the Company's intent and ability to hold the investments for a period of time sufficient to allow for any anticipated recovery in market value.

VIKING INVESTMENTS GROUP, INC.

Notes to Consolidated Financial Statements

(Amounts expressed in US dollars)

As at December 31, 2015 and 2014, the Company had no trading or held-to-maturity securities.

On September 9, 2014, the Company subscribed for 1,250,000 units of Tanager Energy Inc. ("Tanager"), a Canadian mining company listed on the Canadian TSX Venture Exchange as a Tier 2 company and trading under the stock symbol "TAN," at a price of C$0.08 per unit. Each unit consists of one share of Tanager's common stock and one warrant. Each warrant entitles the Company to subscribe for one additional Common Share at a price of C$0.15 at any time until October 5, 2016. The Warrants expired without exercise on October 5, 2016. The total price for the units subscribed is C$101,247.47. The Company paid US$92,000, which was equivalent to C$101,247.47 on September 11, 2014.

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

The Company's investment in Tanager is considered as "available-for-sale" securities, and an unrealized gain of $19,028 was recorded in other comprehensive income for the year ended December 31, 2015. An unrealized loss of $179,316 was recorded in other comprehensive loss for the year ended December 31, 2014.

p)	Impairment of long-lived assets

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There was no impairment of long-lived assets recorded during the years ended December 31, 2015 and 2014, except oil and gas properties.

q)	Foreign Currency Exchange

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

For financial reporting purposes, the operational results of the Company's oil and gas operations are prepared using the CAD, and are translated into the Company's reporting currency, the U.S. Dollar. Assets and liabilities are translated using the exchange rate at each balance sheet date. Revenue and expenses are translated using average rates prevailing during each reporting period, and stockholders’ deficit is translated at historical exchange rates.

r)	Convertible Notes Payable

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

s)	Derivative Liability

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

t)	Accounting for Asset Retirement Obligations

Asset retirement obligations (“ARO”) primarily represent the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the projected end of their productive lives, in accordance with applicable federal, state and local laws. We determined our ARO by calculating the present value of estimated cash flows related to the obligation. The retirement obligation is recorded as a liability at its estimated present value as of the obligation’s inception, with an offsetting increase to proved properties.

On July 1, 2015, the Company recorded an asset retirement obligation and a related asset retirement cost in the amount of $406,214. This asset retirement cost was determined and discounted to present value using a credit-adjusted risk-free rate. After its initial recording, the liability is increased for the passage of time, with the increase being reflected as accretion expense in the consolidated statement of operations and comprehensive loss. Subsequent adjustments in the cost estimate are reflected in the liability and the amounts continue to be amortized over the useful life of the related long-lived asset.

The following table describes the changes in the Company's asset retirement obligations for the year ended December 31, 2015:

Asset retirement obligation at December 31, 2014	$-
Additions	406,214
Accretion expense	10,032

Asset retirement obligation at December 31, 2015	$416,246

VIKING INVESTMENTS GROUP, INC.

Notes to Consolidated Financial Statements

(Amounts expressed in US dollars)

u)	Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

v)	Recently Adopted Accounting Pronouncements

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

w)	Subsequent Events

The Company has evaluated all transactions through the date of filing of this Form 10-K/A for disclosure consideration.

Note 4.	Related Party Transactions

During April 2015, the Company made an advance to Tanager Energy Inc., in conjunction with a joint investment in the second oil well of the Joffre Project (as defined and described in Note 4). As of December 31, 2015, the balance owed by Tanager to the Company is $153,877, which is shown as "Other receivable – related party" on the balance sheet.

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

The following table summarizes the Company’s oil and gas activities by classification and geographical cost center for the year ended December 31, 2015:

	December 31, 2014			December 31, 2015
	Additions	Impairments
Proved developed producing oil and gas properties
Canada cost center	$21,310	$24,374	$(12,602)	$33,082
Accumulated depreciation, depletion and amortization	-	(2,093)	-	(2,093)
Proved developed producing oil and gas properties, net	$21,310	$22,281	$(12,602)	$30,989

Undeveloped and non-producing oil and gas properties
Canada cost center	$333,858	$381,841	$(197,430)	$518,269
Accumulated depreciation, depletion and amortization	-	(32,788)	-	(32,788)
Undeveloped and non-producing oil and gas properties, net	$333,858	$349,053	$(197,430	$485,481

Total Oil and Gas Properties, Net	$355,168	$371,334	$(210,032)	$516,470

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

On November 4, 2014, the Company closed the transaction by paying Tanager $302,367, with the balance of $52,801 (C$60,000) paid in January of 2015. Tanager owns the remaining 50% working interest in the property and operates and manages the property in accordance with an operating agreement pursuant to the Canadian Association of Petroleum Landman Operating Procedure. The Company's (and Tanager's) working interest in the Joffre Property will generally terminate when future production, if any, ceases (or in the case of the water disposal well on the Joffre Property, on the date that production ceases after 5 years have elapsed).

Note 6.	Income Tax

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

The Company has estimated net operating losses of $7,979,257 and $7,067,267 as of December 31, 2015 and 2014 respectively. The potential benefit of these net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not that it will utilize the net operating losses carried forward in future years. The tax returns have not been filed; hence the taxation years of 2012, 2013 and 2014 are open for audit by both federal and state taxing authorities.

The components of the net deferred tax asset at December 31, 2015 and December 31, 2014 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	December 31,	December 31,
	2015	2014

Net Operating Losses	$8,964,441	$7,067,267
Statutory Tax Rate	35%	35%
Effective Tax Rate	-	-
Deferred Tax Asset	3,137,554	2,473,543
Valuation Allowance	(3,137,554)	(2,473,543)
Net Deferred Tax Asset	$-	$-

VIKING INVESTMENTS GROUP, INC.

Notes to Consolidated Financial Statements

(Amounts expressed in US dollars)

Note 7.	Capital Stock and Additional Paid-in Capital

	December 31, 2015 Number of shares			December 31, 2014 Number of shares
	Authorized	Outstanding	Amount	Authorized	Outstanding	Amount
Capital Stock			$			$

Preferred stock, $0.001 par value	5,000,000	28,092	28	5,000,000	28,092	28
Common stock, $0.001 par value	100,000,000	30,333,993	30,334	100,000,000	24,094,551	24,095
Common shares to be issued		-	-		675,000	675
Additional Paid-in Capital			7,960,372			7,162,660

(a)	Preferred Stock

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

Note 8. Convertible Notes

Convertible notes payable at December 31, 2015 and 2014 as detailed below, is summarized as follows:

	December 31,	December 31,
	2015	2014

(h) - JMJ Financial	$6,778	$-
(i) - LG Capital	63,000	-
(j) - GW Holdings	30,000	-
(k) - EMA Financial	50,000	-
(l) - JDF Capital	27,500	-
	177,278	-
Net of unamortized debt discount	(153,730)	-
	$23,548	$-
Less current portion	(16,770)	-
	$6,778	$-

(a)	May 21, 2013 Convertible Note

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

Note 9.	Commitments and contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

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

The Company has evaluated subsequent events from December 31, 2015 through the date of filing this report, and determined there are no other items to disclose other than those disclosed below:

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

As of October 2016, the Company issued a total of $610,000 of 10% Secured promissory notes with a term expiring April 3, 2017 (the “Maturity Date”), and an original issue discount of thirty seven and one half percent (37.5%). Interest is payable on the outstanding principal of these notes at 10% per annum on the Maturity Date.

On October 4, 2016, the Company closed on the purchase of working interests in various oil and gas leases in Eastern Kansas. Simultaneously, to facilitate the purchase, the Company closed on its initial funding from Crossfirst Bank under the September 30, 2016 Revolver Agreement in the amount of $1,800,000. Additionally, on October 4, 2016, the Company committed to the issuance of 2,752,021 common shares as a part of the consideration for the acquisition of this oil and gas investment. The shares were issued in December 2016.

During November 2016, the Company issued 1,400,000 common shares as part of a negotiated settlement on convertible notes.

During November, 2016, the Company issued 187,500 common shares pursuant to a securities purchase agreement.

SUPPLEMENTAL INFORMATION - PETROLEUM AND NATURAL GAS PRODUCTION – (unaudited)

Results of Operations

The results of operations for petroleum and natural gas production as of December 31, 2015 consist exclusively of the Company's 50% working interest in the Joffre oil and gas property located in Alberta, Canada as follows;

	Canada
	2015	2014
Results of Operations
Revenue	$95,924	$-
Production costs	49,965	-

	$45,959	$-

VIKING INVESTMENTS GROUP, INC.

Notes to Consolidated Financial Statements

(Amounts expressed in US dollars)

Oil and Gas Production and Sales by geographic area for the years ended December 31, 2015 and 2014:

	Geographic	Unit of	December 31,
	Area	Measure	2015	2014

Sales - Volumes
Oil	Canada	Barrels	1,639	-
Natural Gas	Canada	Mcf	5,404	-
Natural Gas Liquids	Canada	Barrels	849	-
Sulphur	Canada	Tonnes	36	-

Sales
Oil	Canada	Barrels	$76,619	$-
Natural Gas	Canada	Mcf	$12,340	$-
Natural Gas Liquids	Canada	Barrels	$5,646	$-
Sulphur	Canada	Tonnes	$1,319	$-

Average Sales Prices
Oil	Canada	Barrels	$46.75	$-
Natural Gas	Canada	Mcf	$2.28	$-
Natural Gas Liquids	Canada	Barrels	$6.65	$-
Sulphur	Canada	Tonnes	$36.69	$-

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

VIKING INVESTMENTS GROUP, INC.

Notes to Consolidated Financial Statements

(Amounts expressed in US dollars)

Reserves Reconciliation Summary

The following table is a reconciliation of reserve balances for the year ended December 31, 2015:

	Joffre Project - Canada
	Proved					Probable
	Oil (Mbbl)	Natural Gas (MMcf)	Natural Gas Liquids (Mbbl)	Barrels of Oil Equivalent (Mboe)	Oil (Mbbl)	Natural Gas (MMcf)	Natural Gas Liquids (Mbbl)	Barrels of Oil Equivalent (Mboe)

Opening Balance	216.2	907.6	38.2	390.2	198.0	848.1	35.2	374.6
Production	(1.6)	(5.4)	(0.8)	(3.3)	-	-	-	-

Closing Balance	214.6	902.2	37.4	386.9	198.0	848.1	35.2	374.6

Reserves Summary

	Oil	Natural Gas	Natural Gas Liquids	Barrels of Oil Equivalent
	(Mbbl)	(MMcf)	(Mbbl)	(Mboe)
Proved
Developed - Producing	16.2	44.0	1.8	24.5
Developed - Non-Producing	198.4	858.2	35.6	362.4
Undeveloped	-	-	-	-
Total Proved	214.6	902.2	37.4	386.9
Probable	198.0	848.1	35.2	360.1
Total Proved plus Probable	412.60	1,750.3	72.6	747.0

Mbbl = thousands of barrels
MMcf = millions of cubic feet
Mboe - thousands of barrels of oil equivalent

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were prepared in accordance with provisions of ASC 932 - Extractive Activities - Oil and Gas. Future cash inflows at December 31, 2015 were computed by applying the unweighted, arithmetic average of the closing price on the first day of each month for the 12-month period prior to December 31, 2015 to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year-end, based on year-end costs and assuming continuation of existing economic conditions.

VIKING INVESTMENTS GROUP, INC.

Notes to Consolidated Financial Statements

(Amounts expressed in US dollars)

Future income tax expenses are calculated by applying appropriate year-end tax rates to future pretax net cash flows relating to proved oil and natural gas reserves, less the tax basis of properties involved. Future income tax expenses give effect to permanent differences, tax credits and loss carry forwards relating to the proved oil and natural gas reserves. Future net cash flows are discounted at a rate of 10% annually to derive the standardized measure of discounted future net cash flows. This calculation procedure does not necessarily result in an estimate of the fair market value of the Company’s oil and natural gas properties.

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for the year ended December 31, 2015 are as follows:

Future cash inflows	$6,096,432
Future production costs	(5,019,577)
Future development costs	(870,645)
Future income tax expense	-

Future net cash flows	206,210
10% annual discount for estimated timing of cash flows	-

Standardized measure of DFNCF	$206,210

There was no production activity for the year ended December 31, 2014.

Changes in Standardized Measure of Discounted Future Net Cash Flows

The changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for the year ended December 31, 2015 are as follows:

Balance at January 1, 2015	$175,671
Net changes in prices and production costs	-
Net changes in future development costs	-
Sales of oil and gas produced, net	(45,959)
Extensions, discoveries and improved recovery	-
Purchases of reserves	-
Sales of reserves	-
Revisions of previous quantity estimates	-
Previously estimated development costs incurred	-
Net change in income taxes	4,022
Accretion of discount	6,146
Other	(6,145)

Balance at December 31, 2015	$133,735

There was no production activity for the year ended December 31, 2014.

In accordance with SEC requirements, the pricing used in the Company’s standardized measure of future net revenues is based on the 12-month un-weighted arithmetic average of the first-day-of-the-month price for the period January through December for each period presented and adjusted by lease for transportation fees and regional price differentials. The use of SEC pricing rules may not be indicative of actual prices realized by the Company in the future.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On September 2, the Company received notice that its independent registered public accounting firm, Green & Company, CPAs (the “Former Accountant”) resigned. In that correspondence, the Company was notified that the Former Accountant was withdrawing its audit report for the year ended December 31, 2015, as further described in the Company’s Current Report on Form 8-K/A filed on November 18, 2016 (which is incorporated by reference herein). As disclosed in the Company’s Current Reports on Form 8-K filed on November 14, 2016, and November 15, 2016 (both of which are incorporated by reference herein), on October 28, 2016, we engaged Mohle Adams, LLP as the Company’s independent registered public accounting firm, and on November 9, 2016, the Company engaged Turner, Stone & Company, L.L.P. as the Company’s new independent registered public accounting firm.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers

The name of the officers and directors of the Company as of December 9, 2016, as well as certain information about them, are set forth below:

Name	Age	Position
James A. Doris	41	Director/CEO/President
Tom Simeo	59	Director/Executive Chairman/CFO
John Squarek	73	Vice President of Energy (resigned July 2016)
Guangfang Yang	37	Director/former CFO (resigned July 2016)
Townsend Tang	36	Director (resigned December 2016)

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

Tom Simeo

Mr. Simeo has been the Company's Chief Executive Officer, director and Chairman of the Board since August 15, 2008, when Viking Investments Group, LLC (a Nevis limited liability company) acquired control of the Company. On December 12, 2014, Mr. Simeo resigned as the Company's CEO, and was appointed the Company's Executive Chairman. Upon the resignation of Ms. Yang, Mr. Simeo accepted the position as the Company’s interim CFO as of July 5, 2016. Mr. Simeo, a corporate lawyer and investment banker, is the founder and managing partner of Viking Investments Group, LLC, the Company's subsidiary and a Delaware limited liability company established in 1993. Between 1990 and 1993, Mr. Simeo advised on the financing and private acquisition of state-owned companies in former Soviet Bloc countries. During the years of 1993 through 2004, Mr. Simeo initiated, advised and helped structure investments in the United States to foreign private and publicly listed companies. From the early 1980's through 1990, Mr. Simeo was a practicing lawyer in Sweden. Mr. Simeo is a graduate Jur. kand. (American LLM equivalent) from the University of Lund, Sweden. Mr. Simeo also studied law at Stockholm University and International Economy at Uppsala University in Sweden. Mr. Simeo is not a director of any other public company.

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

Mr Squarek resigned from his positions with the Company on July 10, 2016.

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

Ms. Yang resigned from her positions with the Company as of July 5, 2016.

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

Mr. Tang resigned from his position as a member of the Board of Directors as of December 6, 2016.

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

Compensation of Directors

The directors and former directors of the Company were compensated as such during the fiscal years ended December 31, 2015, and December 31, 2014, respectively, as follows:

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

Title of Class	Name & Address of Beneficial Owners	Amount & Nature of Beneficial Ownership (1)	Percent of Class (2)

Common Stock, $0.001 par value	Tom Simeo (3) C/O 1330 Avenue of the Americas, Suite 23A New York, NY 10019	4,501,894	14.8%

Common Stock, $0.001 par value	Rutgeford Imperial Holdings LLC (4) 3rd Floor North Wing Flagship Building, Harbour Drive, Grand Cayman, Cayman Island	2,940,949	9.7%

Common Stock, $0.001 par value	Sackville Holdings LLC (5) Hunkins Plaza, Suite 21 Main Street, Charleston, Nevis, West Indies	2,537,399	8.4%

Common Stock, $0.001 par value	Simjac Investments LLC (6) Hunkins Plaza, Suite 22-D Main Street, Charleston, Nevis, West Indies	1,662,763	5.5%

Common Stock, $0.001 par value	Talem Investments LLC (7) Hunkins Plaza, Suite 22-D Main Street, Charleston, Nevis, West Indies	1,623,232	5.4%

Common Stock, $0.001 par value	James A. Doris C/O 1330 Avenue of the Americas, Suite 23A New York, NY 10019	2,000,000	6.6%

Common Stock, $0.001 par value	Townsend Tang C/O 1330 Avenue of the Americas, Suite 23A New York, NY 10019	25,000	0.1%

Common Stock, $0.001 par value	All officers and directors as a Group	6,526,894	21.5%

Series C Preferred Stock, $0.001 par value	Tom Simeo C/O 1330 Avenue of the Americas, Suite 23A New York, NY 10019	14,046	50.0%

Series C Preferred Stock, $0.001 par value	James A. Doris C/O 1330 Avenue of the Americas, Suite 23A New York, NY 10019	14,046	50.0%

Series C Preferred Stock, $0.001 par value	All officers and directors as a Group	28,092	100.0%

 _______________

*Less than 1%

32

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

The following table sets forth the fees billed by our former principal independent accounting firm, Schwartz Levitsky Feldman LLP, and our former principal independent accounting firm, DKM Certified Public Accountants and Green & Company CPA's, and our current independent accounting firm of Turner, Stone & Company, LLP, for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2015	2014
Audit Fees	$75,000	$75,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$75,000	$75,000

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

10.2	Purchase, Sale and Capital Contribution Agreement effective February 1, 2016(incorporated by reference to our Annual Report on Form 10-K/A filed on May 16, 2016)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

99.1	Guaranty and Repurchase Agreement dated April 11, 2012 (incorporated by reference to our Annual Report on Form 10-K filed on April 18, 2013)

99.2	Repurchase Agreement dated April 15, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 18, 2013)

99.3	Form of Note (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on March 1, 2016)

99.4	Form of Security Agreement (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on March 1, 2016)

99.5	Form of Warrant (incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed on March 1, 2016)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

VIKING INVESTMENTS GROUP, INC. (Registrant)

Date: December 14, 2016	By:	/s/ James Doris
James Doris
Principal Executive Officer

In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 14, 2016	By:	/s/ Tom Simeo
Tom Simeo
Principal Financial and Accounting Officer

