Form 10-Q/A
period 2016-03-31
VIKING INVESTMENTS GROUP, INC.
filed 2016-12-21
CIK 1102432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________

FORM 10-Q/A

(AMENDMENT NO. 2)

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

__________________________________________________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 14, 2016, the registrant had 51,986,940 shares of common stock outstanding, including 284,090 shares issuable.

EXPLANATORY NOTE

This Amendment No. 2 of Form 10-Q/A for the three months ended March 31, 2016, amends in its entirety the Quarterly Report on Form 10-Q/A that was originally filed on August 22, 2016 to reflect a restatement of the Company’s financial statements for the three months ended March 31, 2016, to correct various account balances as summarized below.

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

The effects of the adjustments on the Company’s previously issued unaudited financial statements are summarized as follows:

Selected Unaudited Consolidated Balance Sheets Information as of March 31, 2016

	Previously	Net
	Reported	Change	Restated

Petroleum and natural gas rights / oil and gas properties	2,957,441	(291,087)	2,666,354
Derivative liability	1,286,918	2,377,823	3,664,741
Additional paid in capital	9,391,246	303,781	9,695,027
Accumulated deficit	(9,044,242)	(2,318,928)	(11,363,170)

Selected Unaudited Consolidated Statements of Operations and Comprehensive Loss information for the three months ended March 31, 2016 and 2015

	Three months ended March 31, 2016
	Previously	Net
	Reported	Change	Restated

Derivative gain (loss) / change in fair value	(527,303)	(1,128,233)	(1,655,536)
Interest expense	(181,257)	(250,450)	(431,707)
Loss from operations	(356,425)	44,939	(311,486)
Net loss	(1,064,985)	(1,333,744)	(2,398,729)
Net comprehensive loss	(1,072,250)	(1,333,744)	(2,405,994)
Basic and diluted loss per common share	(0.03)	(0.03)	(0.06)

	Three months ended March 31, 2015
	Previously	Net
	Reported	Change	Restated

Derivative gain (loss) / change in fair value	-	57,442	57,442
Derivative expense	-	(248,922)	(248,922)
Loss from operations	(149,730)	4,542	(145,188)
Net loss	(168,932)	(186,772)	(355,704)
Net comprehensive loss	(114,164)	(186,772)	(300,936)
Basic and diluted loss per common share	(0.01)	-	(0.01)

Selected Unaudited Consolidated Statements of Cash Flows information for the three months ended March 31, 2016 and 2015

	Three months ended March 31, 2016
	Previously	Net
	Reported	Change	Restated

Net Loss	(1,064,985)	(1,333,744)	(2,398,729)
Derivative (gain) loss / change in fair value	527,303	1,128,233	1,655,536
Stock based compensation	102,500	63,055	165,555
Depreciation, depletion and amortization	70,413	(50,047)	20,366
Amortization of debt discount	132,164	255,559	387,723
Net cash used in operating activities	116,654	(35,194)	81,460

	Three months ended March 31, 2015
	Previously	Net
	Reported	Change	Restated

Net Loss	(168,932)	(186,772)	(355,704)
Derivative (gain) loss / change in fair value	-	(57,442)	(57,442)
Derivative expense	-	248,922	248,922
Depreciation, depletion and amortization	4,542	(4,542)	-
Amortization of debt discount	8,333	(4,166)	4,167
Net cash used in operating activities	120,878	(24,437)	96,441

The Company uses the full cost method of accounting for its oil and gas properties, which requires a capitalized cost limitation test (“ceiling test”) at each report date. This analysis utilizes information included in an annual reserve report. The report originally used did not contemplate the pricing requirements for proved reserves promulgated by the Securities and Exchange Commission (“SEC”). The Company obtained a revised reserve report in October 2016, which met the SEC pricing requirements for proved reserves. Based on this report, the Company determined that an impairment of $210,032 should be recorded for the year ended December 31, 2015, consequently reducing the balances carried forward to 2016 and impacting the calculations for depletion. The Company also reevaluated the methodology originally used to estimate the derivative liabilities associated with the conversion features of certain debt instruments, and the impact on additional paid in capital associated with these transactions. The Company determined that the accounting for these transactions understated the derivative liability at March 31, 2016 by $2,377,823. The change in the estimated fair value of these derivatives resulted in a loss of $1,655,536 for the three months ended March 31, 2016 as compared to previously recording a loss of $527,303.

3

VIKING INVESTMENTS GROUP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIKING INVESTMENTS GROUP, INC.

Consolidated Balance Sheets

(Amounts expressed in US dollars)

	March 31, 2016	December 31, 2015
	(unaudited)	(audited)
	(restated)
ASSETS
Current assets:
Cash	$43,350	$30,585
Accounts receivable – oil and gas	7,604	-
Other receivable – related party	153,877	153,877
Total current assets	204,831	184,462

Oil and gas properties, full cost method
Proved developed producing oil and gas properties, net	1,326,076	30,989
Undeveloped and non-producing oil and gas properties, net	1,340,278	485,481
Total oil and gas properties, net	2,666,354	516,470

Long term investment	79,891	87,156
TOTAL ASSETS	$2,951,076	$788,088

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses and other current liabilities	$154,033	$95,575
Accounts payable	98,374	104,774
Derivative liability	3,664,741	810,647
Amount due to directors	614,410	614,991
Current portion of long term debt – net of debt discount	668,190	16,770
Total current liabilities	5,199,748	1,642,757
Long term debt - net of current portion and debt discount	-	6,778
Asset retirement obligation	421,354	416,246
TOTAL LIABILITIES	5,621,102	2,065,781

Commitments and contingencies (Note 8)

STOCKHOLDERS’ DEFICIT
Capital Stock
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 28,092 shares issued and outstanding as of March 31, 2016 and December 31, 2015	28	28
Common stock, $0.001 par value, 100,000,000 shares
Authorized, 46,284,919 and 30,333,993 shares issued, issuable and outstanding as of March 31, 2016 and December 31, 2015 respectively. (14,650,000 and 0 shares issuable, respectively).	46,285	30,334
Additional Paid-In Capital	9,695,027	7,960,372
Prepaid equity-based compensation	(882,507)	(145,562)
Accumulated other comprehensive loss	(165,689)	(158,424)
Accumulated deficit	(11,363,170)	(8,964,441)
TOTAL STOCKHOLDERS’ DEFICIT	(2,670,026)	(1,277,693)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,951,076	$788,088

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.

Consolidated Statements Of Operations And Comprehensive Loss

(Unaudited)

(Amounts expressed in US dollars)

	Three months ended,
	March 31,
	2016	2015
	(restated)	(restated)
Revenue
Oil and gas sales	$40,722	$-

Operating expenses
Lease operating costs	40,984	-
General and administrative	120,195	145,188
Stock based compensation	165,555	-
Accretion - ARO	5,108	-
Depreciation, depletion and amortization	20,366	-
Total operating expenses	352,208	145,188

Loss from operations	(311,486)	(145,188)

Other income (expense)
Interest expense	(431,707)	(19,036)
Change in fair value of derivative liability	(1,655,536)	57,442
Derivative expense	-	(248,922)
Gain on settlement of debt	-	-
Total other income (expense)	(2,087,243)	(210,516)

Net loss before income taxes	(2,398,729)	(355,704)
Income tax expense	-	-
Net loss	$(2,398,729)	$(355,704)

Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	(7,265)	54,768

Net Comprehensive Loss	$(2,405,994)	$(300,936)
Loss per common share - Basic and diluted	$(0.06)	$(0.01)
Weighted average number of common shares outstanding – basic	37,741,400	24,769,551

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts expressed in US dollars)

	Three Months Ended
	March 31,
	2016	2015
	(restated)	(restated)
Cash flows from operating activities:
Net loss	$(2,398,729)	$355,704
Adjustments to reconcile net loss to cash used in operating activities:
Derivative (gain) loss	1,655,536	(57,442)
Derivative expense	-	248,922
Stock based compensation	165,555	-
Depreciation, depletion and amortization	20,366	-
Accretion – Asset retirement obligation	5,108	-
Amortization of debt discount	387,723	4,167
Changes in operating assets and liabilities
Accounts receivable	(7,604)	-
Accounts payable	(6,400)	19,752
Accrued expenses and other current liabilities	61,791	(37,375)
Amounts due to directors	35,194	81,239
Net cash used in operating activities	(81,460)	(96,441)

Cash flows from investing activities:
Purchase of oil and gas properties	(1,350,000)	-
Net cash used in investing activities	(1,350,000)	-

Cash flows from financing activities:
Proceeds from amount due to directors	-	10,000
Repayments of amount due to directors	(35,775)	(612)
Proceeds from convertible notes	1,480,000	157,500
Repayment of convertible notes		(64,000)
Net cash provided by financing activities	1,444,225	102,888

Net increase in cash	12,765	6,447
Cash, beginning of period	30,585	1,345

Cash, end of period	$43,350	$7,792
Supplemental Cash Flow Information:
Cash paid for:
Interest	$-	$14,442
Income taxes	$-	$-
Supplemental disclosure of Non-Cash Investing and Financing Activities:
Conversion of convertible note payable	$6,778	$-
Issuance of shares for oil and gas property acquisition	$820,250	$-
Issuance of warrants for 4,062,500 common shares as debt discount	$416,315	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

(Amounts expressed in US dollars)

	Common Stock		Shares to be Issued		Preferred Stock		Additional Paid-in	Prepaid Equity-Based	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Number	Amount	Number	Amount	Number	Amount	Capital	Compensation	Loss	Deficit	(Deficiency)

Balance at December 31, 2014	24,094,551	$24,095	675,000	$675	28,092	$28	$7,162,660	$-	$(177,452)	$(7,067,267)	$(57,261)

Shares issued to investors	675,000	675	(675,000)	(675)							-
Shares issued for consulting services	720,000	720					107,280				108,000
Shares issued in satisfaction of debt	421,571	421					29,579				30,000
Shares issued in satisfaction of debt	2,872,871	2,873					198,228				201,101
Shares issued for convertible debt	550,000	550					20,450				21,000
Shares issued as prepaid equity-based compensation	1,000,000	1,000					164,000	(165,000)			-
Derivative liability adjustment - satisfaction of convertible debt							278,175				278,175
Unrealized gain (loss) on securities held for sale									19,028		19,028
Amortization of prepaid equity-based compensation								19,438			19,438
Net loss for the year ended December 31, 2015										(1,897,174)	(1,897,174)

Balances at December 31, 2015	30,333,993	$30,334	-	$-	28,092	$28	$7,960,372	$(145,562)	$(158,424)	$(8,964,441)	$(1,277,693)
Shares issued in satisfaction of debt	300,926	301					9,810				10,111
Derivative liability adjustment - satisfaction of convertible debt							17,745				17,745
Shares issued for consulting services	1,000,000	1,000					101,500				102,500
Shares issued in acquisition of oil and gas properties			9,650,000	9,650			810,600				820,250
Shares issued as prepaid equity-based compensation			5,000,000	5,000			795,000	(800,000)			-
Unrealized gain (loss) on securities held for sale									(7,265)		(7,265)
Amortization of prepaid equity-based compensation								63,055			63,055
Net loss for the three months ended March 31, 2016										(2,398,729)	(2,398,729)

Balances at March 31, 2016	31,634,919	$31,635	14,650,000	$14,650	28,092	$28	$9,695,027	$(882,507)	$(165,689)	$(11,363,170)	$(2,670,026)

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

The Company's business plan is to engage in the acquisition, exploration, development and production of oil and natural gas properties, both individually and through collaborative partnerships with other companies in this field of endeavor. On March 8, 2016, the Company incorporated a wholly owned subsidiary, Viking Oil & Gas (Canada) ULC, in Alberta, Canada, to hold its Canadian oil and gas interests. In November of 2014, the Company entered into its first contract relative to oil and gas activities involving jointly controlled assets and related liabilities by purchasing an undivided 50% interest in the Joffre project located in Alberta, Canada. On February 23, 2016, the Company closed on the acquisition of working interests in four leases with access to the mineral rights (oil and gas) concerning approximately 281 acres of property in Miami and Franklin Counties in eastern Kansas.

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net comprehensive loss of $2,405,994 and $300,936 for the three months ended March 31, 2016 and 2015, respectively. The Company has accumulated a stockholders’ deficit of $2,670,026 as of March 31, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however, there is no assurance of additional funding being available. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

Note 2 Restatement

Restatement of Financial Statements for the three months ended March 31, 2016 and 2015

The Company is restating its financial statements for the three months ended March 31, 2016 and 2015 to correct various account balances as summarized below.

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

The effects of the adjustments on the Company’s previously issued unaudited financial statements are summarized as follows:

Selected Unaudited Consolidated Balance Sheets Information as of March 31, 2016

	Previously	Net
	Reported	Change	Restated

Petroleum and natural gas rights / oil and gas properties	2,957,441	(291,087)	2,666,354
Derivative liability	1,286,918	2,377,823	3,664,741
Additional paid in capital	9,391,246	303,781	9,695,027
Accumulated deficit	(9,044,242)	(2,318,928)	(11,363,170)

Selected Unaudited Consolidated Statements of Operations and Comprehensive Loss information for the three months ended March 31, 2016 and 2015

	Three months ended March 31, 2016
	Previously	Net
	Reported	Change	Restated

Derivative gain (loss) / change in fair value	(527,303)	(1,128,233)	(1,655,536)
Interest expense	(181,257)	(250,450)	(431,707)
Loss from operations	(356,425)	44,939	(311,486)
Net loss	(1,064,985)	(1,333,744)	(2,398,729)
Net comprehensive loss	(1,072,250)	(1,333,744)	(2,405,994)
Basic and diluted loss per common share	(0.03)	(0.03)	(0.06)

	Three months ended March 31, 2015
	Previously	Net
	Reported	Change	Restated

Derivative gain (loss) / change in fair value	-	57,442	57,442
Derivative expense	-	(248,922)	(248,922)
Loss from operations	(149,730)	4,542	(145,188)
Net loss	(168,932)	(186,772)	(355,704)
Net comprehensive loss	(114,164)	(186,772)	(300,936)
Basic and diluted loss per common share	(0.01)	-	(0.01)

Selected Unaudited Consolidated Statements of Cash Flows information for the three months ended March 31, 2016 and 2015

	Three months ended March 31, 2016
	Previously	Net
	Reported	Change	Restated

Net Loss	(1,064,985)	(1,333,744)	(2,398,729)
Derivative (gain) loss / change in fair value	527,303	1,128,233	1,655,536
Stock based compensation	102,500	63,055	165,555
Depreciation, depletion and amortization	70,413	(50,047)	20,366
Amortization of debt discount	132,164	255,559	387,723
Net cash used in operations	116,654	(35,194)	81,460

	Three months ended March 31, 2015
	Previously	Net
	Reported	Change	Restated

Net Loss	(168,932)	(186,772)	(355,704)
Derivative (gain) loss / change in fair value	-	(57,442)	(57,442)
Derivative expense	-	248,922	248,922
Depreciation, depletion and amortization	4,542	(4,542)	-
Amortization of debt discount	8,333	(4,166)	4,167
Net cash used in operations	120,878	(24,437)	96,441

The Company uses the full cost method of accounting for its oil and gas properties, which requires a capitalized cost limitation test (“ceiling test”) at each report date. This analysis utilizes information included in an annual reserve report. The report originally used did not contemplate the pricing requirements for proved reserves promulgated by the Securities and Exchange Commission (“SEC”). The Company obtained a revised reserve report in October 2016, which met the SEC pricing requirements for proved reserves. Based on this report, the Company determined that an impairment of $210,032 should be recorded for the year ended December 31, 2015, consequently reducing the balances carried forward to 2016 and impacting the calculations for depletion. The Company also reevaluated the methodology originally used to estimate the derivative liabilities associated with the conversion features of certain debt instruments, and the impact on additional paid in capital associated with these transactions. The Company determined that the accounting for these transactions understated the derivative liability at March 31, 2016 by $2,377,823. The change in the estimated fair value of these derivatives resulted in a loss of $1,655,536 for the three months ended March 31, 2016 as compared to previously recording a loss of $527,303.

Note 3 Summary of Significant Accounting Policies

a) Basis of Presentation

The accompanying unaudited consolidated financial statements of Viking Investments Group, Inc. (“Viking” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in Viking’s latest Annual Report filed with the SEC on Form 10-K/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments (unless otherwise indicated), necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

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

d) Financial Instruments

ASC Topic 820-10, “Fair Value Measurement” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 820-10, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for other receivable – related party, accrued expenses and other current liabilities, accounts payable, derivative liabilities, amount due to directors, and convertible notes each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

•	Level 3: inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets and liabilities measured at fair value as of March 31, 2016 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial Assets
Long term investment	$79,891	$-	$-	$(7,265)
	$79,891	$-	$-	$(7,265)

Financial liabilities
Derivative liabilities	$-	$-	$3,664,741	$(1,655,536)
	$-	$-	$3,664,741	$(1,655,536)

Assets and liabilities measured at fair value as of December 31, 2015 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial Assets
Long term investment	$87,156	$-	$-	$19,028
	$87,156	$-	$-	$19,028

Financial liabilities
Derivative liabilities	$-	$-	$810,647	$266,378
	$-	$-	$810,647	$266,378

The Company’s long term investment consists of 3,437,500 common shares of Tanager Energy, Inc., which is traded on the TSX Venture Exchange (Toronto Stock Exchange). The change in the fair value of this investment recognized as an unrealized gain (loss) in other comprehensive income on the statement of operations and comprehensive loss was ($7,265) for the three months ended March 31, 2016 and $19,028 for the year ended December 31, 2015.

The Company uses the Black-Scholes model to value its derivative liabilities. This model takes into account inputs such as contract terms, including maturity and market parameters, including assumptions associated with interest rates, volatility and credit worthiness. The derivative liabilities of the Company were $3,664,741 and $810,647 as of March 31, 2016 and December 31, 2015 respectively. The change in the fair value of the derivative liabilities for the three months ended March 31, 2016 consisted of an increase of $1,216,303 associated with warrants and the conversion features of new convertible debt, a reduction of $17,745 associated with the satisfaction of certain convertible debt and loss recognized in the statement of operations and comprehensive loss in the amount of $1,655,536.

e) Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investment securities that have original maturities of three months or less. At March 31, 2016 and December 31, 2015, the Company does not have any cash deposits in excess of FDIC insured limits.

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

g) Prepaid equity based compensation

Prepaid equity-based expenses represent amounts paid in advance through the issuance of restricted shares of stock, for future contractual benefits to be received. These expenses paid in advance are recorded as prepaid equity-based compensation as a component of “Stockholders’ Deficit” and then amortized to the statements of operations and comprehensive loss over the life of the contract using the straight-line method. At March 31, 2016 and December 31, 2015, the balances of the prepaid equity-based compensation were comprised of the following:

	March 31, 2016	December 31, 2015

In November, 2015, a 1 year consulting agreement with an unrelated party for services related to the petroleum industry in the amount of $165,000.	$104,425	145,562

In March, 2016, 3 one year consulting agreements with 3 unrelated parties for services related to the petroleum industry for a combined total amount of $800,000.	778,082	-
	$882,507	$145,562

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit of production method using estimates of proved reserves. Disposition of oil and gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in operations. Unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is included in loss from continuing operations before income taxes and the adjusted carrying amount of the unproved properties is amortized on the unit-of-production method.

Depreciation, depletion and amortization expense utilizing the unit-of-production method for the Company’s oil and gas properties for the three months ended March 31, 2016 and 2015 were as follows:

Oil and Gas Properties by Geographical Cost Center
	Three months ended,
	March 31,
Cost Center	2016	2015

Canada	$2,064	$-
United States	18,302	-

	$20,366	$-

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

k) Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and, adjusted by any effects of warrants and options outstanding, if dilutive, that may add to the number of common shares during the period. At March 31, 2016 and 2015 there were approximately 20,361,550 and 0 common stock equivalents respectively, that were anti-dilutive and were not included in the calculation.

l) Revenue Recognition

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

m) Comprehensive Loss

FASB ASC 220 “Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income and its components in the consolidated financial statements. For the three months ended March 31, 2016 and 2015, comprehensive income (loss) was ($7,265) and $54,768 respectively, and consisted primarily of unrealized gains and (losses) on available for sale securities.

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

o) Stock-Based Compensation

The Company may issue stock options to employees and stock options or warrants to non-employees in non-capital raising transactions for services and for financing costs. In accordance with guidance in ASC Topic 718, the cost of stock options and warrants issued to employees and non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

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

The Company used the Black-Scholes model to value these warrants at $416,315, and included this amount as a debt discount and a corresponding component of derivative liabilities.

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

The Company’s long term investment consists of 3,437,500 common shares of Tanager Energy, Inc., which is traded on the TSX Venture Exchange (Toronto Stock Exchange), and is considered as “available-for-sale” securities. The change in the fair value of this investment recognized as an unrealized gain (loss) in other comprehensive income on the statement of operations and comprehensive loss was ($7,265) for the three months ended March 31, 2016 and $19,028 for the year ended December 31, 2015.

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

r) Foreign Currency Exchange

An entity's functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which the entity primarily generates and expends cash. Management's judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. The functional currency of the parent company is the U.S. Dollar. The reporting currency of the Company is the U.S. Dollar. The Company has oil and gas operations in Alberta, Canada in which the Canadian Dollar (“CAD” or “CS” herein) is the primary economic environment. The reporting currency of these consolidated financial statements is the U.S. Dollar.

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

u) Accounting for Asset Retirement Obligations

Asset retirement obligations (“ARO”) primarily represent the estimated present value of the amount the Company will incur to plug, abandon and remediate its producing properties at the projected end of their productive lives, in accordance with applicable federal, state and local laws. The Company determined its ARO by calculating the present value of estimated cash flows related to the obligation. The retirement obligation is recorded as a liability at its estimated present value as of the obligation’s inception, with an offsetting increase to proved properties.

Pursuant to the terms of the operating agreement associated with the oil and gas property acquisitions in the United States made during the quarter ended March 31, 2016, the Company has not incurred any additional Asset Retirement Obligations as a result of this acquisition. The operating agreement stipulates that this obligation has been assumed by the lease operator.

The following table describes the changes in the Company’s asset retirement obligations for the three months ended March 31, 2016:

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

w) Subsequent events

The Company has evaluated all transactions through the date the consolidated financial statements were available to be issued for subsequent event disclosure consideration (Note 9).

Note 4. Related Party Transactions

During April 2015, the Company made an advance to Tanager Energy Inc., in conjunction with a joint investment in the second oil well of the Joffre Project. As of March 31, 2016, the balance owed by Tanager to the Company is $153,877, which is shown as other receivable – related party on the balance sheet..

During the three months ended March 31, 2016, the Company’s Executive Chairman and Director, Tom Simeo did not accrue payroll and made no advances to the Company. The Company paid a total of $775 against prior advances. Any accruals and advances do not bear interest, are unsecured and have no specific terms of repayment. As of March 31, 2016, the net amount due for prior accruals and expenses paid on behalf of the Company is $36,385. The Company has not imputed interest as the amount is deemed immaterial.

During the three months ended March 31, 2016, the Company’s CEO and Director, James Doris incurred expenses on behalf of, and made advances to the Company in the amount of $35,194 in order to provide the Company with funds to carry on its operations, and the Company made repayments of $35,000. These advances do not bear interest, are unsecured and have no specific terms of repayment. As of March 31, 2016, the amount due for expenses paid on behalf of the Company is $218,690. The Company has not imputed interest as the amount is deemed immaterial. Additionally, Mr. Doris made several loans to the Company totaling $359,336, all accruing interest at 12%, and payable on demand. As of March 31, 2016, the total amount due to Mr. Doris for advances and expenses paid on behalf of the Company and loans is $578,025. Accrued interest of $30,792 is included in other payables at March 31, 2016.

Note 5. Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification and geographical cost center for the three months ended March 31, 2016:

	December 31, 2015	Additions	Impairments	March 31, 2016
Proved developed producing oil and gas properties
Canada cost center	$33,082	$-	$-	$33,082
United States cost center	-	1,308,938	-	1,308,938
Accumulated depreciation, depletion and amortization	(2,093)	(13,851)	-	(15,944)
Proved developed producing oil and gas properties, net	$30,989	$1,295,087	$-	$1,326,076

Undeveloped and non-producing oil and gas properties
Canada cost center	$518,269	$-	$-	$518,269
United States cost center	-	861,312	-	861,312
Accumulated depreciation, depletion and amortization	(32,788)	(6,515)	-	(39,303)
Undeveloped and non-producing oil and gas properties, net	$485,481	$854,797	$-	$1,340,278

Total Oil and Gas Properties, Net	$516,470	$2,149,884	$-	$2,666,354

On February 23, 2016, with an effective date of February 1, 2016, the Company closed on the acquisition of working interests in four leases with access to the mineral rights (oil and gas) concerning approximately 281 acres of property in Miami and Franklin Counties in eastern Kansas. This project produces oil from the Cherokee formation at a depth of approximately 600 feet. These leases offer the potential for several future drilling locations. The purchase includes an undivided interest in all oil and gas wells, equipment, fixtures and other personal property located upon the leased properties and used in connection with oil and gas operations upon the leases attributable to the working interests purchased by the Company. The names of the four leases and Viking’s percentage ownership of the working interest of each lease is as follows:

Lease Name	Viking's Working Interest Percentage

HAHN	32.299%
JOHNSTON	84.041%
WILSON, EAST	15.000%
WILSON, WEST	55.003%

As consideration for this transaction, the Company paid $1,350,000 plus 4,650,000 shares of common stock valued at $.085 per share, or $395,250.

The Company also purchased a 100% working interest (Net Revenue Interest of 83%) in certain Non-Producing Leases as follows: (i) three leases with access to the mineral rights (oil and gas) concerning approximately 270 acres of property in Miami and Franklin Counties in eastern Kansas; and (ii) 31 leases with access to the mineral rights (oil and gas) concerning approximately 5,500 acres of property in Cass and Bates Counties in Missouri. The purchase includes an undivided interest in all oil and gas wells, equipment, fixtures and other personal property located upon the leased properties and used in connection with oil and gas operations upon the leases attributable to the working interests purchased by Viking. As consideration for this transaction, Viking agreed to issue the vendors 5,000,000 shares of common stock valued at $.085 per share, or $425,000.

The total purchase of these oil and gas interests is summarized as follows:, and is included in oil and gas properties on the balance sheet at March 31, 2016:

Cash consideration	$1,350,000
Stock for producing interests	395,250
Stock for non-producing interests	425,000

Total purchase price	$2,170,250

For the three months ended March 31, 2016, the Company has included $29,557 of revenue providing $7,604 of net earnings in its consolidated statement of operations and comprehensive loss from the date of acquisition.

To facilitate these acquisitions, the Company borrowed $1,625,000 from private lenders pursuant to a 15% Senior Secured Convertible Promissory Note (the "Note"), arranged through a licensed broker/dealer, with the primary terms of the loan being as follows: (i) Term – 6 months; (ii) Rate – 15% per annum; (iii) Security – 1st ranking charge against company assets pursuant to a Security and Pledge Agreement (the "Security Agreement"); (iv) Conversion – the lenders have a right to convert all or part of the note into common stock of Viking at a price of $0.15 per share, subject to certain ownership restrictions; and (v) Warrants – the lenders were given an option to purchase, within the next 5 years, 4,062,500 shares of common stock of Viking at an exercise price of $0.20 per share pursuant to a Common Stock Purchase Warrant. Viking's CEO and director, James Doris, also personally guaranteed repayment of the loan and granted the lenders a security interest in his assets.

Note 6. Capital Stock and Additional Paid-in Capital

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

Note 7. Long Term Debt

Long term debt consisted of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015

On May 22, 2015, the Company issued a convertible promissory note with a cap of $50,000 with a 0% interest rate for the first three months. The terms of the note include a $5,000 Original Issue Discount, providing for a maximum funding of $45,000. The amount of the note funded as of March 31, 2016 was $25,000. The Company may repay this Note at any time on or before 90 days from the effective date. If the Company does not make a payment on or before 90 days from the notes effective date, a one-time interest charge of 12%shall be applied to the principal sum. The maturity date of the note is two years from the effective date of the note. The investor has the right, at any time after the Effective Date, at its election, to convert all of part of the outstanding and unpaid Principal Sum and accrued interest. The conversion price is the lesser of $0.10 or 60% of the lowest trade price in the 25 trading days previous to the conversion. Balance net of unamortized discount of $4,772 as of December 31, 2015. As of March 31, 2016 the full amount of the note has been converted to common shares.

	$-	$2,006

On November 3, 2015, the Company issued a $63,000 8% convertible note with a term expiring on November 3, 2016 (the "Maturity Date"). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock at any time, at the holder's option, at a price equal to 58% of the lowest trading price of the common stock for the fifteen prior trading days including the day upon which a Notice of Conversion is received by the Company. Balance net of unamortized discount of $36,750 and $52,500 at March 31, 2016 and December 31, 2015 respectively.	26,250	10,500

On November 20, 2015, the Company issued a $30,000 12% convertible note with a term expiring on November 20, 2016 (the "Maturity Date"). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock at any time, at the holder's option, at a price equal to 52% of the lowest trading price of the common stock for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company. Balance net of unamortized discount of $20,000 and $27,500 at March 31, 2016 and December 31, 2015 respectively.	10,000	2,500

On November 19, 2015, the Company issued a $50,000 12% convertible note with a term expiring on November 19, 2016 (the "Maturity Date"). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock at any time, at the holder's option, at a price equal to 52% of the lowest trading price of the common stock for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company. Balance net of unamortized discount of $31,250 and $43,750 at March 31, 2016 and December 31, 2015 respectively.	18,750	6,250

On November 25, 2015, the Company issued a $27,500 8% convertible note with a term expiring on November 25, 2016 (the "Maturity Date"). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock at any time, at the holder's option, at a price equal to 42% of the lowest trading price of the common stock for the twenty-five prior trading days including the day upon which a Notice of Conversion is received by the Company. Balance net of unamortized discount of $18,333 and $25,208 at March 31, 2016 and December 31, 2015 respectively.	9,167	2,292

On February 19, 2016, the Company issued a total of $1,625,000 15% convertible notes with a term expiring August 18, 2016 (the “Maturity Date”). The principal amounts of each note and interest is payable on the maturity date. The notes are convertible into common stock at any time, at the holder’s option, The conversion price shall be the lowest of (i) $0.15, (ii) 58% of the price of the Company’s securities that are sold in any offering of the Company’s securities in excess of $100,000, of (iii) the conversion price of any Equity converted on or prior to the Conversion Date. Balance net of unamortized discount of $1,020,977 at March 31, 2016.

	604,023	-

	668,190	23,548
Less current portion pertaining to continuing operations	(668,190)	(6,778)
	$-	$16,770

Note 8. Commitments and contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 9. Subsequent Events

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

During November 2016, the Company issued 187,500 common shares pursuant to a securities purchase agreement.

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

PLAN OF OPERATIONS

Overview

The Company's business plan is to engage in the acquisition, exploration, development and production of oil and natural gas properties, both individually and through collaborative partnerships with other companies in this field of endeavor. On March 8, 2016, the Company incorporated a wholly owned subsidiary, Viking Oil & Gas (Canada) ULC, in Alberta, Canada, to hold its Canadian oil and gas interests. In November of 2014, the Company entered into its first contract relative to oil and gas activities involving jointly controlled assets and related liabilities by purchasing an undivided 50% interest in the Joffre project located in Alberta, Canada. On February 23, 2016, the Company closed on the acquisition of working interests in four leases with access to the mineral rights (oil and gas) concerning approximately 281 acres of property in Miami and Franklin Counties in eastern Kansas.

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

RESULTS OF CONTINUING OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the three months ended March 31, 2016 and 2015,should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Form 10-K/A for the year ended December 31, 2015 filed on December 14, 2016.

Liquidity and Capital Resources

As of March 31, 2016 and December 31, 2015, the Company had $43,350 and 30,585 in cash holdings, respectively.

Three months ended March 31, 2016, compared to the three months ended March 31, 2015

Revenue

The Company had gross revenues of $40,722 for the three months ended March 31, 2016, representing its share of revenue from its 50% undivided interest in the Joffre Property as well as the new revenues from the purchase of the oil properties in Kansas. This revenue from the Joffre Property comes from the first two oil wells in the project which began producing during April of 2015, and the revenue from the Kansas property comes from four leases.

Expenses

The Company’s operating expenses increased by $207,020 to $352,208 for the three-month period ended March 31, 2016, from $145,188 in the corresponding period in 2015. The increase was mainly due to lease operating costs being incurred for the first time as well as the increase of general and administrative expenses, stock based compensation and professional fees during the three-month period ended March 31, 2016, as compared to the three-month period ended March 31, 2015.

Other income (expense)

The Company had other income (expense) of ($2,087,243) for the three months ended March 31, 2016, as compared to ($210,516) for the three months ended March 31, 2015. This increase in other expense is a result of interest expense of $431,707 for the three months ended March 31, 2016, as compared to $19,036 for the three months ended March 31, 2015, and a derivative loss of $1,655,536 for the three months ended March 31, 2016, as compared to a derivative gain of $57,442 for the three months ended March 31, 2015.

Net Loss

The Company incurred a net loss of $2,398,729 during the three-month period ended March 31, 2016, compared with a net loss of $355,704 for the three-month period ended March 31, 2015. The increase in net loss was mainly due to the items referred to in the analysis of operating expenses and other income (expense).

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016 have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of March 31, 2016, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of operations.

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

On February 1, 2016, the Company authorized the issuance of 9,650,000 common shares as part of the consideration for the acquisition of the Oil and Gas investment made at that time. The shares were not issued as of March 31, 2016, but have been accounted for as issuable as the transaction closed in February 2016.

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

The issuance described above for conversion of debt on January 12, 2016, was made in reliance on the exemptions from registration provided by Section 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering. The other securities identified in this Item were originally issued pursuant to exemptions from registration requirements relying on Section 4(a)(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933 as there was no general solicitation, and the transactions did not involve a public offering.

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

_____

* Filed herewith.

ITEM 7. OFF BALANCE-SHEET ARRANGEMENTS

None.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIKING INVESTMENTS GROUP, INC. (Registrant)

Date: December 19, 2016	By:	/s/ James Doris
James Doris
Principal Executive Officer

In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 19, 2016	By:	/s/ Tom Simeo
Tom Simeo
Principal Financial and Accounting Officer

