Form 10-Q/A
period 2016-06-30
VIKING INVESTMENTS GROUP, INC.
filed 2016-12-23
CIK 1102432

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

EXPLANATORY NOTE

This Amendment No. 1 of Form 10-Q for the three and six months ended June 30, 2016, amends in its entirety the Quarterly Report on Form 10-Q that was originally filed on August 22, 2016 to reflect a restatement of the Company’s financial statements for the three and six months ended June 30, 2016, to correct various account balances as summarized below.

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

The effects of the adjustments on the Company’s previously issued unaudited financial statements are summarized as follows:

Selected Unaudited Consolidated Balance Sheets Information as of June 30, 2016

	Previously
	Reported	Net Change	Restated

Petroleum and natural gas rights / oil and gas properties	2,918,042	(279,938)	2,638,104
Derivative liability	787,560	2,550,660	3,338,220
Additional paid in capital	9,638,488	807,869	10,446,357
Accumulated deficit	(9,563,140)	(3,372,669)	(12,935,809)

Selected Unaudited Consolidated Statements of Operations and Comprehensive Loss information for the three months ended June 30, 2016 and 2015

	Three months ended June 30, 2016
	Previously
	Reported	Net Change	Restated

Derivative gain (loss) / change in fair value	400,867	(676,926)	(276,059)
Interest expense	(528,573)	(463,627)	(992,200)
Loss from operations	(466,191)	86,811	(379,380)
Net loss	(518,897)	(1,053,742)	(1,572,639)
Net comprehensive loss	(359,575)	(1,053,742)	(1,413,317)
Basic and diluted loss per common share	(0.01)	(0.02)	(0.03)

	Three months ended June 30, 2015
	Previously
	Reported	Net Change	Restated

Derivative gain (loss) / change in fair value	(5,542)	62,206	56,664
Derivative expense	-	(154,271)	(154,271)
Loss from operations	(177,732)	2,250	(175,482)
Net loss	(225,057)	(86,897)	(311,954)
Net comprehensive loss	(292,047)	(86,897)	(378,944)
Basic and diluted loss per common share	(0.01)	-	(0.01)

Selected Unaudited Consolidated Statements of Operations and Comprehensive Loss information for the six months ended June 30, 2016 and 2015

	Six months ended June 30, 2016
	Previously
	Reported	Net Change	Restated

Derivative gain (loss) / change in fair value	(126,436)	(1,805,159)	(1,931,595)
Interest expense	(709,830)	(714,077)	(1,423,907)
Loss from operations	(822,617)	131,751	(690,866)
Net loss	(1,583,883)	(2,387,485)	(3,971,368)
Net comprehensive loss	(1,431,826)	(2,387,485)	(3,819,311)
Basic and diluted loss per common share	(0.03)	(0.06)	(0.09)

	Six months ended June 30, 2015
	Previously
	Reported	Net Change	Restated

Derivative gain (loss) / change in fair value	(5,542)	119,648	114,106
Derivative expense	-	(403,193)	(403,193)
Loss from operations	(327,462)	6,792	(320,670)
Net loss	(393,989)	(273,669)	(667,658)
Net comprehensive loss	(406,211)	(273,669)	(679,880)
Basic and diluted loss per common share	(0.01)	(0.02)	(0.03)

The Company uses the full cost method of accounting for its oil and gas properties, which requires a capitalized cost limitation test (“ceiling test”) at each report date. This analysis utilizes information included in an annual reserve report. The report originally used did not contemplate the pricing requirements for proved reserves promulgated by the Securities and Exchange Commission (“SEC”). The Company obtained a revised reserve report in October 2016, which met the SEC pricing requirements for proved reserves. Based on this report, the Company determined that an impairment of $210,032 should be recorded for the year ended December 31, 2015, consequently reducing the balances carried forward to 2016 and impacting the calculations for depletion. The Company also reevaluated the methodology originally used to estimate the derivative liabilities associated with the conversion features of certain debt instruments, and the impact on additional paid in capital associated with these transactions. The Company determined that the accounting for these transactions understated the derivative liability at June 30, 2016 by $2,550,660. The change in the estimated fair value of these derivatives resulted in a loss of $1,931,595 for the six months ended June 30, 2016 as compared to previously recording a loss of $126,436.

3

VIKING INVESTMENTS GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIKING INVESTMENTS GROUP, INC.

Consolidated Balance Sheets

(Amounts expressed in US dollars)

	June 30,	December 31,
	2016	2015
	(unaudited)	(audited)
	(restated)
ASSETS
Current assets:
Cash	$18,404	$30,585
Accounts receivable – oil and gas	15,828	-
Other receivable – related party	153,877	153,877
Total current assets	188,109	184,462

Oil and gas properties, full cost method
Proved developed producing oil and gas properties, net	1,307,198	30,989
Undeveloped and non-producing oil and gas properties, net	1,330,906	485,481
Total oil and gas properties, net	2,638,104	516,470

Long term investment	239,213	87,156
TOTAL ASSETS	$3,065,426	$788,088

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses and other current liabilities	$224,668	$95,575
Accounts payable	28,937	104,774
Derivative liability	3,338,220	810,647
Amount due to directors	621,693	614,991
Current portion of long term debt – net of debt discount	1,515,557	16,770
Total current liabilities	5,729,075	1,642,757
Long term debt - net of current portion and debt discount	-	6,778
Asset retirement obligation	426,525	416,246
TOTAL LIABILITIES	6,155,600	2,065,781

Commitments and contingencies (Note 8)

STOCKHOLDERS’ DEFICIT
Capital Stock
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 28,092 shares issued and outstanding as of June 30, 2016 and December 31, 2015	28	28
Common stock, $0.001 par value, 100,000,000 shares Authorized, 47,534,919 and 30,333,993 shares issued, issuable and outstanding as of June 30, 2016 and December 31, 2015 respectively.	47,535	30,334
Additional Paid-In Capital	10,446,357	7,960,372
Prepaid equity-based compensation	(641,918)	(145,562)
Accumulated other comprehensive loss	(6,367)	(158,424)
Accumulated deficit	(12,935,809)	(8,964,441)
TOTAL STOCKHOLDERS’ DEFICIT	(3,090,174)	(1,277,693)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,065,426	$788,088

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.

Consolidated Statements Of Operations And Comprehensive Loss

(Unaudited)

(Amounts expressed in US dollars)

	Three months ended		Six months ended,
	June 30,		June 30,
	2016 (restated)	2015 (restated)	2016 (restated)	2015 (restated)

Revenue
Oil and gas sales	$85,864	$32,023	$126,586	$32,023

Operating expenses
Lease operating costs	58,333	21,775	99,317	21,775
General and administrative	132,901	77,730	253,096	222,918
Stock based compensation	240,589	108,000	406,144	108,000
Accretion - ARO	5,171	-	10,279	-
Depreciation, depletion and amortization	28,250	-	48,616	-
Total operating expenses	465,244	207,505	817,452	352,693

Loss from operations	(379,380)	(175,482)	(690,866)	(320,670)

Other income (expense)
Interest expense	(992,200)	(38,865)	(1,423,907)	(57,901)
Change in fair value of derivative liability	(276,059)	56,664	(1,931,595)	114,106
Derivative expense	-	(154,271)	-	(403,193)
Gain on settlement of debt	75,000	-	75,000	-
Total other income (expense)	(1,193,259)	(136,472)	(3,280,502)	(346,988)

Net loss before income taxes	(1,572,639)	(311,954)	(3,971,368)	(667,658)
Income tax expense	-	-	-	-
Net loss	$(1,572,639)	$(311,954)	$(3,971,368)	$(667,658)

Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	159,322	(66,990)	152,057	(12,222)

Net Comprehensive Loss	$(1,413,317)	$(378,944)	$(3,819,311)	$(679,880)
Loss per common share - Basic	$(0.03)	$(0.01)	$(0.09)	$(0.03)
Weighted average number of common shares outstanding – basic	47,150,304	25,252,188	42,445,852	25,008,474

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts expressed in US dollars)

	Six Months Ended
	June 30,
	2016 (restated)	2015 (restated)

Cash flows from operating activities:
Net loss	$(3,971,368)	$(667,658)
Adjustments to reconcile net loss to cash used in operating activities:
Derivative (gain) loss	1,931,595	(114,106)
Derivative expense	-	403,193
Stock based compensation	406,144	108,000
Depreciation, depletion and amortization	48,616	-
Accretion – Asset retirement obligation	10,279	-
Amortization of debt discount	1,218,090	36,157
Changes in operating assets and liabilities
Accounts receivable	(15,828)	(10,248)
Accounts payable	(75,837)	19,517
Accrued expenses and other current liabilities	132,426	43,021
Amounts due to directors	52,758	74,126
Net cash used in operating activities	(263,125)	(107,998)

Cash flows from investing activities:
Purchase of oil and gas properties	(1,350,000)	-
Net cash used in investing activities	(1,350,000)	-

Cash flows from financing activities:
Proceeds from amount due to directors	-	10,000
Repayments of amount due to directors	(46,056)	(15,612)
Proceeds from sale of common stock	187,500	-
Common stock issuance costs	(37,500)	-
Proceeds from long term debt	1,667,500	190,000
Repayment of long term debt	(170,500)	(64,000)
Net cash provided by financing activities	1,600,944	120,388

Net increase (decrease) in cash	(12,181)	12,390
Cash, beginning of period	30,585	1,345

Cash, end of period	$18,404	$13,735
Supplemental Cash Flow Information:
Cash paid for:
Interest	$90,252	$14,442
Income taxes	$-	$-
Supplemental disclosure of Non-Cash Investing and Financing Activities:
Conversion of convertible note payable	$6,778	$-
Issuance of shares for oil and gas property acquisition	$820,250	$-
Issuance of warrants for 4,062,500 common shares as debt discount	$416,315	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC.

Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

(Amounts expressed in US dollars)

									Accumulated		Total
							Additional	Prepaid	Other		Stockholders'
	Common Stock		Shares to be Issued		Preferred Stock		Paid-in	Equity-Based	Comprehensive	Accumulated	Equity
	Number	Amount	Number	Amount	Number	Amount	Capital	Compensation	Loss	Deficit	(Deficiency)

Balance at December 31, 2014	24,094,551	$24,095	675,000	$675	28,092	$28	$7,162,660	$-	$(177,452)	$(7,067,267)	$(57,261)

Shares issued to investors	675,000	675	(675,000)	(675)							-
Shares issued for consulting services	720,000	720					107,280				108,000
Shares issued in satisfaction of debt	421,571	421					29,579				30,000
Shares issued in satisfaction of debt	2,872,871	2,873					198,228				201,101
Shares issued for convertible debt	550,000	550					20,450				21,000
Shares issued as prepaid equity-based compensation	1,000,000	1,000					164,000	(165,000)			-
Derivative liability adjustment - satisfaction of convertible debt							278,175				278,175
Unrealized gain (loss) on securities held for sale									19,028		19,028
Amortization of prepaid equity-based compensation								19,438			19,438
Net loss for the year ended December 31, 2015										(1,897,174)	(1,897,174)

Balances at December 31, 2015	30,333,993	$30,334	-	$-	28,092	$28	$7,960,372	$(145,562)	$(158,424)	$(8,964,441)	$(1,277,693)
Shares issued in satisfaction of debt	300,926	301					9,810				10,111
Derivative liability adjustment - satisfaction of convertible debt							17,745				17,745
Shares issued for consulting services	1,000,000	1,000					101,500				102,500
Shares issued in acquisition of oil and gas properties	9,650,000	9,650					810,600				820,250
Shares issued as prepaid equity-based compensation	5,000,000	5,000					795,000	(800,000)			-
Sale of stock	1,250,000	1,250					186,250				187,500
Capital issuance costs							(37,500)				(37,500)
Derivative liability adjustment - satisfaction of convertible debt							602,580				602,580
Unrealized gain (loss) on securities held for sale									152,057		152,057
Amortization of prepaid equity-based compensation								303,644			303,644
Net loss for the six months ended June 30, 2016										(3,971,368)	(3,971,368)

Balances at June 30, 2016	47,534,919	$47,535	-	$-	28,092	$28	$10,446,357	$(641,918)	$(6,367)	$(12,935,809)	$(3,090,174)

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

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net comprehensive loss of $3,819,311 and $679,880 for the six months ended June 30, 2016 and 2015, respectively. The Company has accumulated a stockholders’ deficit of $3,090,174 as of June 30, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however, there is no assurance of additional funding being available. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

Note 2. Restatement

Restatement of Financial Statements for the three and six months ended June 30, 2016 and 2015

The Company is restating its financial statements for the three and six months ended June 30, 2016 and 2015 to correct various account balances as summarized below.

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

The effects of the adjustments on the Company’s previously issued unaudited financial statements are summarized as follows:

Selected Unaudited Consolidated Balance Sheets Information as of June 30, 2016

	Previously
	Reported	Net Change	Restated

Petroleum and natural gas rights / oil and gas properties	2,918,042	(279,938)	2,638,104
Derivative liability	787,560	2,550,660	3,338,220
Additional paid in capital	9,638,488	807,869	10,446,357
Accumulated deficit	(9,563,140)	(3,372,669)	(12,935,809)

Selected Unaudited Consolidated Statements of Operations and Comprehensive Loss information for the three months ended June 30, 2016 and 2015

	Three months ended June 30, 2016
	Previously
	Reported	Net Change	Restated

Derivative gain (loss) / change in fair value	400,867	(676,926)	(276,059)
Interest expense	(528,573)	(463,627)	(992,200)
Loss from operations	(466,191)	86,811	(379,380)
Net loss	(518,897)	(1,053,742)	(1,572,639)
Net comprehensive loss	(359,575)	(1,053,742)	(1,413,317)
Basic and diluted loss per common share	(0.01)	(0.02)	(0.03)

	Three months ended June 30, 2015
	Previously
	Reported	Net Change	Restated

Derivative gain (loss) / change in fair value	(5,542)	62,206	56,664
Derivative expense	-	(154,271)	(154,271)
Loss from operations	(177,732)	2,250	(175,482)
Net loss	(225,057)	(86,897)	(311,954)
Net comprehensive loss	(292,047)	(86,897)	(378,944)
Basic and diluted loss per common share	(0.01)	-	(0.01)

Selected Unaudited Consolidated Statements of Operations and Comprehensive Loss information for the six months ended June 30, 2016 and 2015

	Six months ended June 30, 2016
	Previously
	Reported	Net Change	Restated

Derivative gain (loss) / change in fair value	(126,436)	(1,805,159)	(1,931,595)
Interest expense	(709,830)	(714,077)	(1,423,907)
Loss from operations	(822,617)	131,751	(690,866)
Net loss	(1,583,883)	(2,387,485)	(3,971,368)
Net comprehensive loss	(1,431,826)	(2,387,485)	(3,819,311)
Basic and diluted loss per common share	(0.03)	(0.06)	(0.09)

	Six months ended June 30, 2015
	Previously
	Reported	Net Change	Restated

Derivative gain (loss) / change in fair value	(5,542)	119,648	114,106
Derivative expense	-	(403,193)	(403,193)
Loss from operations	(327,462)	6,792	(320,670)
Net loss	(393,989)	(273,669)	(667,658)
Net comprehensive loss	(406,211)	(273,669)	(679,880)
Basic and diluted loss per common share	(0.01)	(0.02)	(0.03)

Selected Unaudited Consolidated Statements of Cash Flows information for the six months ended June 30, 2016 and 2015

	Six months ended June 30, 2016
	Previously	Increase
	Reported	(Decrease)	Restated

Net Loss	(1,583,883)	(2,387,485)	(3,971,368)
Derivative (gain) loss / change in fair value	126,436	1,805,159	1,931,595
Stock based compensation	102,500	303,644	406,144
Depreciation, depletion and amortization	190,646	(142,030)	48,616
Amortization of debt discount	493,733	724,357	1,218,090
Net cash used in operating activities	315,883	(52,758)	263,125

	Six months ended June 30, 2015
	Previously	Increase
	Reported	(Decrease)	Restated

Net Loss	(393,989)	(273,669)	(667,658)
Derivative (gain) loss / change in fair value	5,542	(119,648)	(114,106)
Derivative expense	-	403,193	403,193
Depreciation, depletion and amortization	6,792	(6,792)	-
Amortization of debt discount	43,241	(7,084)	36,157
Net cash used in operating activities	227,042	(119,044)	107,998

The Company uses the full cost method of accounting for its oil and gas properties, which requires a capitalized cost limitation test (“ceiling test”) at each report date. This analysis utilizes information included in an annual reserve report. The report originally used did not contemplate the pricing requirements for proved reserves promulgated by the Securities and Exchange Commission (“SEC”). The Company obtained a revised reserve report in October 2016, which met the SEC pricing requirements for proved reserves. Based on this report, the Company determined that an impairment of $210,032 should be recorded for the year ended December 31, 2015, consequently reducing the balances carried forward to 2016 and impacting the calculations for depletion. The Company also reevaluated the methodology originally used to estimate the derivative liabilities associated with the conversion features of certain debt instruments, and the impact on additional paid in capital associated with these transactions. The Company determined that the accounting for these transactions understated the derivative liability at June 30, 2016 by $2,550,660. The change in the estimated fair value of these derivatives resulted in a loss of $1,931,595 for the six months ended June 30, 2016 as compared to previously recording a loss of $126,436.

Note 3. Summary of Significant Accounting Policies

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

•	Level 3: inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets and liabilities measured at fair value as of June 30, 2016 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial Assets
Long term investment	$239,213	$-	$-	$152,057
	$239,213	$-	$-	$152,057

Financial liabilities
Derivative liabilities	$-	$-	$3,338,220	$(1,931,595)
	$-	$-	$3,338,220	$(1,931,595)

Assets and liabilities measured at fair value as of December 31, 2015 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial Assets
Long term investment	$87,156	$-	$-	$19,028
	$87,156	$-	$-	$19,028

Financial liabilities
Derivative liabilities	$-	$-	$810,647	$266,378
	$-	$-	$810,647	$266,378

The Company’s long term investment consists of 3,437,500 common shares of Tanager Energy, Inc., which is traded on the TSX Venture Exchange (Toronto Stock Exchange). The change in the fair value of this investment recognized as an unrealized gain (loss) in other comprehensive income on the statement of operations and comprehensive gain was $152,057 for the six months ended June 30, 2016 and $19,028 for the year ended December 31, 2015.

The Company uses the Black-Scholes model to value its derivative liabilities. This model takes into account inputs such as contract terms, including maturity and market parameters, including assumptions associated with interest rates, volatility and credit worthiness. The derivative liabilities of the Company were $3,338,220 and $810,647 as of June 30, 2016 and December 31, 2015 respectively. The change in the fair value of the derivative liabilities for the six months ended June 30, 2016 consisted of an increase of $1,216,303 associated with warrants and the conversion features of new convertible debt, a reduction of $620,325 associated with the satisfaction of certain convertible debt and loss recognized in the statement of operations and comprehensive loss in the amount of $1,931,595.

e) Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investment securities that have original maturities of three months or less. At June 30, 2016 and December 31, 2015, the Company does not have any cash deposits in excess of FDIC insured limits.

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

g) Prepaid equity based compensation

Prepaid equity-based expenses represent amounts paid in advance through the issuance of restricted shares of stock, for future contractual benefits to be received. These expenses paid in advance are recorded as prepaid equity-based compensation as a component of “Stockholders’ Deficit” and then amortized to the statements of operations and comprehensive loss over the life of the contract using the straight-line method. At June 30, 2016 and December 31, 2015, the balances of the prepaid equity-based compensation were comprised of the following:

	June 30, 2016	December 31, 2015

In November, 2015, a 1 year consulting agreement with an unrelated party for services related to the petroleum industry in the amount of $165,000.	$63,288	$145,562

In March, 2016, 3 one year consulting agreements with 3 unrelated parties for services related to the petroleum industry for a combined total amount of $800,000.	578,630	-
	$641,918	$145,562

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

Depreciation, depletion and amortization expense utilizing the unit-of-production method for the Company’s oil and gas properties for the three and six months ended June 30, 2016 and 2015 were as follows:

Oil and Gas Properties by Geographical Cost Center
	Three months ended		Six months ended,
	June 30,		June 30,
Cost Center	2016	2015	2016	2015

Canada	$3,348	$-	$5,412	$-
United States	24,902	-	43,204	-

	$28,250	$-	$48,616	$-

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

k) Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and, adjusted by any effects of warrants and options outstanding, if dilutive, that may add to the number of common shares during the period. At June 30, 2016 and 2015 there were approximately 17,833,972 and 0 common stock equivalents respectively, that were anti-dilutive and were not included in the calculation.

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

m) Comprehensive Loss

FASB ASC 220 “Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income and its components in the consolidated financial statements. For the six months ended June 30, 2016 and 2015, comprehensive income (loss) was $152,057 and $(12,222) respectively, and consisted primarily of unrealized gains and (losses) on available for sale securities.

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

The Company’s long term investment consists of 3,437,500 common shares of Tanager Energy, Inc., which is traded on the TSX Venture Exchange (Toronto Stock Exchange), and is considered as “available-for-sale” securities. The change in the fair value of this investment recognized as an unrealized gain (loss) in other comprehensive income on the statement of operations and comprehensive loss was $152,057 and ($12,222) for the six months ended June 30, 2016 and 2015 respectively.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the three and six months ended June 30, 2016 and 2015.

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

For financial reporting purposes, the operational results of the Company's oil and gas operations in Canada are prepared using the CAD, and are translated into the Company's reporting currency, the U.S. Dollar. Revenue and expenses applicable to the oil and gas operations in Alberta, Canada are translated using average rates prevailing during each reporting period. Gains or losses resulting from the settlement of foreign currency transactions are recorded as a separate component of accumulated other comprehensive income in stockholders' equity when realized. There have been no settlement transactions that resulted in the recognition of a foreign currency exchange gain or loss during the three and six months ended June 30, 2016 and 2015.

s) Convertible Notes Payable

The Company accounts for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments.

The Company has evaluated the terms and conditions of its convertible notes under the guidance of ASC 815. The conversion feature did not meet the definition of “indexed to a company’s own stock” provided for in ASC 815 due to the down round protection feature. Therefore, the conversion feature requires bifurcation and liability classification. Additionally, the default put requires bifurcation because it is indexed to risks that are not associated with credit or interest risk. As a result, the compound embedded derivative comprises of (i) the embedded conversion feature and (i) the default put. Rather than bifurcating and recording the compound embedded derivative as a derivative liability, the Company elected to initially and subsequently measure the convertible note in its entirety at fair value, with changes in fair value recognized in earnings in accordance with ASC 815-15-25-4.

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

The following table describes the changes in the Company’s asset retirement obligations for the six months ended June 30, 2016:

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

Note 4. Related Party Transactions

During April 2015, the Company made an advance to Tanager Energy Inc., in conjunction with a joint investment in the second oil well of the Joffre Project. As of June 30, 2016, the balance owed by Tanager to the Company is $153,877, which is shown as other receivable – related party on the balance sheet..

During the six months ended June 30, 2016, the Company’s Executive Chairman and Director, Tom Simeo did not accrue payroll and made no advances to the Company. The Company paid a total of $1,056 against prior advances. Any accruals and advances do not bear interest, are unsecured and have no specific terms of repayment. As of June 30, 2016, the net amount due for prior accruals and expenses paid on behalf of the Company is $36,385. The Company has not imputed interest as the amount is deemed immaterial.

During the six months ended June 30, 2016, the Company’s CEO and Director, James Doris incurred expenses on behalf of, and made advances to the Company in the amount of $52,758 in order to provide the Company with funds to carry on its operations, and the Company made repayments of $45,000. These advances do not bear interest, are unsecured and have no specific terms of repayment. As of June 30, 2016, the amount due for expenses paid on behalf of the Company is $218,690. The Company has not imputed interest as the amount is deemed immaterial. Additionally, Mr. Doris made several loans to the Company totaling $359,336, all accruing interest at 12%, and payable on demand. As of June 30, 2016, the total amount due to Mr. Doris for advances and expenses paid on behalf of the Company and loans is $585,590. Accrued interest of $41,542 is included in other payables at June 30, 2016.

Note 5. Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification and geographical cost center for the six months ended June 30, 2016:

	December 31,			June 30,
	2015	Additions	Impairments	2016
Proved developed producing oil and gas properties
Canada cost center	$33,082	$-	$-	$33,082
United States cost center	-	1,308,938	-	1,308,938
Accumulated depreciation, depletion and amortization	(2,093)	(32,729)	-	(34,822)
Proved developed producing oil and gas properties, net	$30,989	$1,276,209	$-	$1,307,198

Undeveloped and non-producing oil and gas properties
Canada cost center	$518,269	$-	$-	$518,269
United States cost center	-	861,312	-	861,312
Accumulated depreciation, depletion and amortization	(32,788)	(15,887)	-	(48,675)
Undeveloped and non-producing oil and gas properties, net	$485,481	$845,425	$-	$1,330,906

Total Oil and Gas Properties, Net	$516,470	$2,121,634	$-	$2,638,104

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

The Company also purchased a 100% working interest (Net Revenue Interest of 83%) in certain Non-Producing Leases as follows: (i) three leases with access to the mineral rights (oil and gas) concerning approximately 270 acres of property in Miami and Franklin Counties in eastern Kansas; and (ii) 31 leases with access to the mineral rights (oil and gas) concerning approximately 5,500 acres of property in Cass and Bates Counties in Missouri. The purchase includes an undivided interest in all oil and gas wells, equipment, fixtures and other personal property located upon the leased properties and used in connection with oil and gas operations upon the leases attributable to the working interests purchased by Viking. As consideration for this transaction, Viking agreed to issue the vendors 5,000,000 shares of common stock valued at $.085 per share or $425,000.

The total purchase of these oil and gas interests is summarized as follows, and is included in oil and gas properties on the balance sheet at June 30, 2016:

Cash consideration	$1,350,000
Stock for producing interests	395,250
Stock for non-producing interests	425,000

Total purchase price	$2,170,250

For the six months ended June 30, 2016, the Company has included $86,103 of revenue providing $34,191 of net earnings in its consolidated statement of operations and comprehensive loss from the date of acquisition.

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

On February 1, 2016, the Company authorized the issuance of 9,650,000 common shares as part of the consideration for the acquisition of the Oil and Gas properties made at that time.

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

As of April 29, 2016, the Company, pursuant to a securities purchase agreement, sold 1,250,000 shares of its common stock at $0.15 per share.

Note 7. Long Term Debt

Long term debt consisted of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015

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

	$-	$2,006

On November 3, 2015, the Company issued a $63,000 8% convertible note with a term expiring on November 3, 2016 (the "Maturity Date"). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock at any time, at the holder's option, at a price equal to 58% of the lowest trading price of the common stock for the fifteen prior trading days including the day upon which a Notice of Conversion is received by the Company. Balance net of unamortized discount of $36,750 and $52,500 at June 30, 2016 and December 31, 2015 respectively.	-	10,500

On November 20, 2015, the Company issued a $30,000 12% convertible note with a term expiring on November 20, 2016 (the "Maturity Date"). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock at any time, at the holder's option, at a price equal to 52% of the lowest trading price of the common stock for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company. Balance net of unamortized discount of $20,000 and $27,500 at June 30, 2016 and December 31, 2015 respectively.	-	2,500

On November 19, 2015, the Company issued a $50,000 12% convertible note with a term expiring on November 19, 2016 (the "Maturity Date"). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock at any time, at the holder's option, at a price equal to 52% of the lowest trading price of the common stock for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company. Balance net of unamortized discount of $31,250 and $43,750 at June 30, 2016 and December 31, 2015 respectively.	-	6,250

On November 25, 2015, the Company issued a $27,500 8% convertible note with a term expiring on November 25, 2016 (the "Maturity Date"). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock at any time, at the holder's option, at a price equal to 42% of the lowest trading price of the common stock for the twenty-five prior trading days including the day upon which a Notice of Conversion is received by the Company. Balance net of unamortized discount of $18,333 and $25,208 at June 30, 2016 and December 31, 2015 respectively.	-	2,292

On February 19, 2016, the Company issued a total of $1,625,000 15% convertible notes with a term expiring August 18, 2016 (the “Maturity Date”). The principal amounts of each note and interest is payable on the maturity date. The notes are convertible into common stock at any time, at the holder’s option, The conversion price shall be the lowest of (i) $0.15, (ii) 58% of the price of the Company’s securities that are sold in any offering of the Company’s securities in excess of $100,000, of (iii) the conversion price of any Equity converted on or prior to the Conversion Date. Balance net of unamortized discount of $340,325 at June 30, 2016. As of October 4, 2016, all but $125,000 of these notes has been paid in full. The remaining balance is past maturity.

	1,284,675	-

As of April 29, 2016, the Company issued a total of $375,000 of 10% Secured Subordinated promissory notes with a term expiring January 12, 2017 (the “Maturity Date”), and an original issue discount of fifty percent (50%). Interest is payable on the outstanding principal of these notes at 10% per annum on the Maturity Date. Balance net of unamortized discount of $144,118 at June 30, 2016.	230,882	-

	1,515,557	23,548

Less current portion pertaining to continuing operations	(1,515,557)	(6,778)

	$-	$16,770

Note 8. Commitments and contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 9. Subsequent Events

The Company has evaluated subsequent events from June 30, 2016 through the date of filing this Form 10-Q/A, and determined there are no other items to disclose other than those disclosed below:

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

RESULTS OF CONTINUING OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the three and six months ended June 30, 2016 and 2015,should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Form 10-K/A for the year ended December 31, 2015 filed on December 14, 2016.

Liquidity and Capital Resources

As of June 30, 2016 and December 31, 2015, the Company had $43,350 and 30,585 in cash holdings, respectively.

Three months ended June 30, 2016, compared to the three months ended June 30, 2015

Revenue

The Company had gross revenues of $85,864 for the three months ended June 30, 2016, as compared to $32,023 for the three months ended June 30, 2015, representing its share of revenue from its 50% undivided interest in the Joffre Property as well as the new revenues from the purchase of the oil properties in Kansas. This revenue from the Joffre Property comes from the first two oil wells in the project which began producing during April of 2015, and the revenue from the Kansas property comes from four leases.

Expenses

The Company’s operating expenses increased by $257,739 to $465,244 for the three-month period ended June 30, 2016, from $207,505 in the corresponding period in 2015. The increase was mainly due to lease operating costs being incurred for the first time as well as the increase of general and administrative expenses, stock based compensation and professional fees during the three-month period ended June 30, 2016, as compared to the three-month period ended June 30, 2015.

Other income (expense)

The Company had other income (expense) of ($1,193,259) for the three months ended June 30, 2016, as compared to ($136,472) for the three months ended June 30, 2015. This increase in other expense is a result of interest expense of $992,200 for the three months ended June 30, 2016, as compared to $38,865 for the three months ended June 30, 2015, and a derivative loss of $276,059 for the three months ended June 30, 2016, as compared to a derivative gain of $56,664 for the three months ended June 30, 2015. The Company also had a fain on settlement of debt for the three months ended June 30, 2016 of $75,000.

Net Loss

The Company incurred a net loss of $1,572,639 during the three-month period ended June 30, 2016, compared with a net loss of $311,954 for the three-month period ended June 30, 2015. The increase in net loss was mainly due to the items referred to in the analysis of operating expenses and other income (expense).

Six months ended June 30, 2016, compared to the six months ended June 30, 2015

Revenue

The Company had gross revenues of $126,586 for the six months ended June 30, 2016, as compared to $32,023 for the six months ended June 30, 2015, representing its share of revenue from its 50% undivided interest in the Joffre Property as well as the new revenues from the purchase of the oil properties in Kansas. This revenue from the Joffre Property comes from the first two oil wells in the project which began producing during April of 2015, and the revenue from the Kansas property comes from four leases.

Expenses

The Company’s operating expenses increased by $464,759 to $817,452 for the six-month period ended June 30, 2016, from $352,693 in the corresponding period in 2015. The increase was mainly due to lease operating costs being incurred for the first time as well as the increase of general and administrative expenses, stock based compensation and professional fees during the six-month period ended June 30, 2016, as compared to the six-month period ended June 30, 2015.

Other income (expense)

The Company had other income (expense) of ($3,280,502) for the six months ended June 30, 2016, as compared to ($346,988) for the six months ended June 30, 2015. This increase in other expense is a result of interest expense of $1,423,907 for the six months ended June 30, 2016, as compared to $57,901 for the six months ended June 30, 2015, and a derivative loss of $1,931,595 for the six months ended June 30, 2016, as compared to a derivative gain of $114,106 for the six months ended June 30, 2015.

Net Loss

The Company incurred a net loss of $3,971,368 during the six-month period ended June 30, 2016, compared with a net loss of $667,658 for the six-month period ended June 30, 2015. The increase in net loss was mainly due to the items referred to in the analysis of operating expenses and other income (expense).

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016 have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of June 30, 2016, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 1, 2016, the Company authorized the issuance of 9,650,000 shares of common stock as part of the consideration for the acquisition of the Kansas Oil and Gas properties made at that time. These shares were issued by the Company’s transfer agent to the oil and gas lease sellers on or about June 2, 2016.

On March 21, 2016, the Company executed two one-year consulting agreements with third parties requiring the issuance of 2,000,000 shares of common stock for each contract. All 4,000,000 shares of common stock were issued by the Company’s transfer agent to the third parties on or about April 15, 2016.

On March 21, 2016, the Company executed a one year advisory services agreement with a third party requiring the issuance of 1,000,000 shares of common stock for the contract. The shares were to be issued as 375,002 shares upon execution of the contract, with 56,818 shares being issued at the beginning of each month for the remaining eleven months. 545,456 shares of common stock were issued by the Company’s transfer agent to the third party on or about August 29, 2016, and 170,454 shares of common stock were issued by the Company’s transfer agent to the third party on or about September 28, 2016, with the remaining 284,090 shares of common stock committed under the terms of this contract unissued as of the date of this report.

As of April 29, 2016, the Company, pursuant to a securities purchase agreement, sold 1,250,000 shares of its common stock at $0.15 per share to third party investors. These shares were issued by the Company’s transfer agent to the third party investors on or about August 2, 2016.

The securities identified in this Item were issued pursuant to exemptions from registration requirements relying on Section 4(a)(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933 as there was no general solicitation, and the transactions did not involve a public offering.

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

VIKING INVESTMENTS GROUP, INC. (Registrant)

Date: December 21, 2016	By:	/s/ James Doris
Principal Executive Officer

In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 21, 2016	By:	/s/ Tom Simeo
Principal Financial and Accounting Officer

