Form 10-Q/A
period 2016-09-30
VIKING INVESTMENTS GROUP, INC.
filed 2016-12-23
CIK 1102432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(AMENDMENT NO. 1)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2016

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

EXPLANATORY NOTE

This Amendment No. 1 of Form 10-Q for the three and nine months ended September 30, 2016, amends in its entirety the Quarterly Report on Form 10-Q that was originally filed on November 21, 2016 to reflect a restatement of the Company’s financial statements for the three and nine months ended September 30, 2016, to correct various account balances as summarized below.

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

The effects of the adjustments on the Company’s previously issued unaudited financial statements are summarized as follows:

Selected Unaudited Consolidated Balance Sheets Information as of September 30, 2016

	Previously
	Reported	Net Change	Restated

Petroleum and natural gas rights / oil and gas properties	2,863,046	(253,951)	2,609,095
Accumulated deficit	(10,870,110)	(196,793)	(11,066,903)

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

2

VIKING INVESTMENTS GROUP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIKING INVESTMENTS GROUP, INC. Consolidated Balance Sheets (Amounts expressed in US dollars)

	September 30,	December 31,
	2016	2015
	(unaudited)	(audited)
	(restated)
ASSETS
Current assets:
Cash	$88,625	$30,585
Accounts receivable – oil and gas	11,947	-
Other receivable – related party	153,877	153,877
Total current assets	254,449	184,462

Oil and gas properties, full cost method
Proved developed producing oil and gas properties, net	1,290,175	30,989
Undeveloped and non-producing oil and gas properties, net	1,318,920	485,481
Total oil and gas properties, net	2,609,095	516,470

Long term investment	235,819	87,156
Deposit	288,000	-
TOTAL ASSETS	$3,387,363	$788,088

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses and other current liabilities	$244,104	$95,575
Accounts payable	15,492	104,774
Derivative liability	547,894	810,647
Amount due to directors	756,215	614,991
Current portion of long term debt – net of debt discount	1,877,904	16,770
Total current liabilities	3,441,609	1,642,757
Long term debt - net of current portion and debt discount	-	6,778
Asset retirement obligation	431,759	416,246
TOTAL LIABILITIES	3,873,368	2,065,781

Commitments and contingencies (Note 8)

STOCKHOLDERS’ DEFICIT
Capital Stock
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 28,092 shares issued and outstanding as of September 30, 2016 and December 31, 2015	28	28
Common stock, $0.001 par value, 100,000,000 shares Authorized, 47,647,419 and 30,333,993 shares issued, issuable and outstanding as of September 30, 2016 and December 31, 2015 respectively.	47,648	30,334
Additional Paid-In Capital	10,640,079	7,960,372
Prepaid equity-based compensation	(97,096)	(145,562)
Accumulated other comprehensive loss	(9,761)	(158,424)
Accumulated deficit	(11,066,903)	(8,964,441)
TOTAL STOCKHOLDERS’ DEFICIT	(486,005)	(1,277,693)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,387,363	$788,088

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC. Consolidated Statements Of Operations And Comprehensive Loss (Unaudited) (Amounts expressed in US dollars)

	Three months ended		Nine months ended,
	September 30,		September 30,
	2016 (restated)	2015 (restated)	2016 (restated)	2015 (restated)

Revenue
Oil and gas sales	$105,427	$32,425	$232,013	$64,448

Operating expenses
Lease operating costs	66,456	24,961	165,773	46,736
General and administrative	186,508	181,010	439,604	403,928
Stock based compensation	172,219	-	578,363	108,000
Accretion - ARO	5,234	4,985	15,513	4,985
Depreciation, depletion and amortization	29,009	10,155	77,625	10,155
Total operating expenses	459,426	221,111	1,276,878	573,804

Loss from operations	(353,999)	(188,686)	(1,044,865)	(509,356)

Other income (expense)
Interest expense	(542,107)	(137,801)	(1,966,015)	(195,702)
Change in fair value of derivative liability	2,765,013	(36,424)	833,418	77,682
Derivative expense	-	-	-	(403,193)
Gain on settlement of debt	-	-	75,000	-
Total other income (expense)	2,222,906	(174,225)	(1,057,597)	(521,213)

Income (loss) before income taxes	1,868,907	(362,911)	(2,102,462)	(1,030,569)
Income tax provision	(635,428)	-	-	-
Benefit from utilization of net operating loss	635,428	-	-	-

Net income (loss)	$1,868,907	$(362,911)	$(2,102,462)	$(1,030,569)

Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	(3,394)	(4,420)	148,663	(16,642)

Net Comprehensive Income (Loss)	$1,865,513	$(367,331)	$(1,953,798)	$(1,047,211)
Earning (loss) per common share
Basic	$0.04	$(0.01)	$(0.05)	$(0.04)
Diluted	$0.04	$(0.01)	$(0.05)	$(0.04)

Weighted average number of common shares outstanding
Basic	45,837,636	27,602,291	43,584,699	25,882,581
Diluted	54,004,303	27,602,291	43,584,699	25,882,581

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC. Consolidated Statements of Cash Flows (Unaudited) (Amounts expressed in US dollars)

	Nine Months Ended
	September 30,
	2016 (restated)	2015 (restated)

Cash flows from operating activities:
Net loss	$(2,102,462)	$(1,030,569)
Adjustments to reconcile net loss to cash used in operating activities:
Derivative (gain) loss	(833,418)	(77,682)
Derivative expense	-	403,193
Stock based compensation	578,363	108,000
Stock based interest payment	52,500	-
Depreciation, depletion and amortization	77,625	10,155
Accretion – Asset retirement obligation	15,513	4,985
Amortization of debt discount	1,626,062	119,211
Changes in operating assets and liabilities
Accounts receivable	(11,947)	-
Accounts payable	(89,282)	40,783
Accrued expenses and other current liabilities	151,862	93,590
Amounts due to directors	197,280	225,492
Net cash used in operating activities	(337,904)	(102,842)

Cash flows from investing activities:
Purchase of oil and gas properties	(1,350,000)	-
Net cash used in investing activities	(1,350,000)	-

Cash flows from financing activities:
Proceeds from amount due to directors	-	10,000
Repayments of amount due to directors	(56,056)	(25,612)
Proceeds from sale of common stock	388,125	-
Common stock issuance costs	(37,500)	-
Proceeds from long term debt	2,021,875	190,000
Repayment of long term debt	(570,500)	(64,000)
Net cash provided by financing activities	1,745,944	110,388

Net increase (decrease) in cash	58,040	7,546
Cash, beginning of period	30,585	1,345

Cash, end of period	$88,625	$8,891
Supplemental Cash Flow Information:
Cash paid for:
Interest	$125,431	$14,442
Income taxes	$-	$-

Supplemental disclosure of Non-Cash Investing and Financing Activities:
Conversion of convertible note payable	$6,778	$-
Issuance of shares for oil and gas property acquisition	$820,250	$-
Issuance of warrants for 4,062,500 common shares as debt discount	$416,315	$-
Loan from Director to pay convertible debt	$100,000	$-
Issuance of shares as deposit for oil and gas property acquisition	$288,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING INVESTMENTS GROUP, INC. Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited) (Amounts expressed in US dollars)

									Accumulated		Total
							Additional	Prepaid	Other		Stockholders'
	Common Stock		Shares to be Issued		Preferred Stock		Paid-in	Equity-Based	Comprehensive	Accumulated	Equity
	Number	Amount	Number	Amount	Number	Amount	Capital	Compensation	Loss	Deficit	(Deficiency)

Balance at December 31, 2014	24,094,551	$24,095	675,000	$675	28,092	$28	$7,162,660	$-	$(177,452)	$(7,067,267)	$(57,261)

Shares issued to investors	675,000	675	(675,000)	(675)							-
Shares issued for consulting services	720,000	720					107,280				108,000
Shares issued in satisfaction of debt	421,571	421					29,579				30,000
Shares issued in satisfaction of debt	2,872,871	2,873					198,228				201,101
Shares issued for convertible debt	550,000	550					20,450				21,000
Shares issued as prepaid equity-based compensation	1,000,000	1,000					164,000	(165,000)			-
Derivative liability adjustment - satisfaction of convertible debt							278,175				278,175
Unrealized gain (loss) on securities held for sale									19,028		19,028
Amortization of prepaid equity-based compensation								19,438			19,438
Net loss for the year ended December 31, 2015										(1,897,174)	(1,897,174)

Balances at December 31, 2015	30,333,993	$30,334	-	$-	28,092	$28	$7,960,372	$(145,562)	$(158,424)	$(8,964,441)	$(1,277,693)
Shares issued in satisfaction of debt	300,926	301					9,810				10,111
Derivative liability adjustment - satisfaction of convertible debt							17,745				17,745
Shares issued for consulting services	1,000,000	1,000					101,500				102,500
Shares issued in acquisition of oil and gas properties	9,650,000	9,650					810,600				820,250
Shares issued as prepaid equity-based compensation	5,000,000	5,000					795,000	(800,000)			-
Sale of stock	1,250,000	1,250					186,250				187,500
Capital issuance costs							(37,500)				(37,500)
Derivative liability adjustment - satisfaction of convertible debt							602,580				602,580
Cancellation of shares issued for consulting services	(4,000,000)	(4,000)					(368,603)	372,603			-
Shares issued as deposit on acquisition of oil and gas properties	2,400,000	2,400					285,600				288,000
Sale of stock	1,337,500	1,338					199,287				200,625
Derivative liability adjustment - satisfaction of convertible debt							25,313				25,313
Unrealized gain (loss) on securities held for sale									148,663		148,663
Shares issued as payment for interest expense	375,000	375					52,125				52,500
Amortization of prepaid equity-based compensation								475,863			475,863
Net loss for the nine months ended September 30, 2016										(2,102,462)	(2,102,462)

Balances at September 30, 2016	47,647,419	$47,648	-	$-	28,092	$28	$10,640,079	$(97,096)	$(9,761)	$(11,066,903)	$(486,005)

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

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net comprehensive loss of $1,953,798 and $1,047,211 for the nine months ended September 30, 2016 and 2015, respectively. The Company has accumulated a stockholders’ deficit of $486,005 as of September 30, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however, there is no assurance of additional funding being available. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

Note 2. Restatement

Restatement of Financial Statements for the three and nine months ended September 30, 2016 and 2015

The Company is restating its financial statements for the three and nine months ended September 30, 2016 and 2015 to correct various account balances as summarized below.

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

The effects of the adjustments on the Company’s previously issued unaudited financial statements are summarized as follows:

Selected Unaudited Consolidated Balance Sheets Information as of September 30, 2016

	Previously
	Reported	Net Change	Restated

Petroleum and natural gas rights / oil and gas properties	2,863,046	(253,951)	2,609,095
Accumulated deficit	(10,870,110)	(196,793)	(11,066,903)

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

d) Financial Instruments

ASC Topic 820-10, “Fair Value Measurement” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 820-10, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for other receivable – related party, accrued expenses and other current liabilities, accounts payable, derivative liabilities, amount due to directors, and convertible notes each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

•	Level 3: inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets and liabilities measured at fair value as of September 30, 2016 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial Assets
Long term investment	$235,819	$-	$-	$148,663
	$235,819	$-	$-	$148,663

Financial liabilities
Derivative liabilities	$-	$-	$547,894	$833,418
	$-	$-	$547,894	$833,418

Assets and liabilities measured at fair value as of December 31, 2015 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial Assets
Long term investment	$87,156	$-	$-	$19,028
	$87,156	$-	$-	$19,028

Financial liabilities
Derivative liabilities	$-	$-	$810,647	$266,378
	$-	$-	$810,647	$266,378

The Company’s long term investment consists of 3,437,500 common shares of Tanager Energy, Inc., which is traded on the TSX Venture Exchange (Toronto Stock Exchange). The change in the fair value of this investment recognized as an unrealized gain in other comprehensive income on the statement of operations and comprehensive loss was $148,663 for the nine months ended September 30, 2016 and $19,028 for the year ended December 31, 2015.

The Company uses the Black-Scholes model to value its derivative liabilities. This model takes into account inputs such as contract terms, including maturity and market parameters, including assumptions associated with interest rates, volatility and credit worthiness. The derivative liabilities of the Company were $547,894 and $810,647 as of September 30, 2016 and December 31, 2015 respectively. The change in the fair value of the derivative liabilities for the nine months ended September 30, 2016 consisted of an increase of $1,216,303 associated with warrants and the conversion features of new convertible debt, a reduction of $645,638 associated with the satisfaction of certain convertible debt and a gain recognized in the statement of operations and comprehensive loss in the amount of $833,418.

e) Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investment securities that have original maturities of three months or less. At September 30, 2016 and December 31, 2015, the Company does not have any cash deposits in excess of FDIC insured limits.

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

	September 30, 2016	December 31, 2015

In November, 2015, a 1 year consulting agreement with an unrelated party for services related to the petroleum industry in the amount of $165,000.	$21,699	$145,562

In March, 2016, 3 one year consulting agreements with 3 unrelated parties for services related to the petroleum industry for a combined total amount of $800,000.	75,397	-
	$97,096	$145,562

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

Depreciation, depletion and amortization expense utilizing the unit-of-production method for the Company’s oil and gas properties for the three and nine months ended September 30, 2016 and 2015 were as follows:

Oil and Gas Properties by Geographical Cost Center
	Three months ended		Nine months ended,
	September 30,		September 30,
Cost Center	2016	2015	2016	2015

Canada	$6,860	$10,155	$12,272	$10,155
United States	22,149	-	65,353	-

	$29,009	$10,155	$77,625	$10,155

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

k) Earnings (Loss) per Share

Basic net earnings (loss) per share is computed by dividing the net earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per share is computed by dividing the net earnings (loss) by the weighted-average number of common shares and, adjusted by any effects of convertible debt and warrants and options outstanding, if dilutive, that may add to the number of common shares during the period. At September 30, 2016 and 2015 there were approximately 12,229,167 and 0 common stock equivalents respectively, that were anti-dilutive and were not included in the calculation for the nine month periods ended September 30, 2016 and 2015. For the three month periods ended September 30, 2016 and 2015 there were 8,166,667 and 0 common stock equivalents that were dilutive.

Dilutive earnings per share for the three months ended September 30, 2016 is calculated as follows:

Net income (loss) for the three months ended September 30, 2016	$1,868,907
Interest expense and debt discount amortization on debt deemed converted	275,038

Adjusted net income for dilutive earnings per share calculation	$2,143,945

Calculation of diluted weighted average number of shares
Weighted average number of common shares - basic	45,837,636
Dilutive common stock equivalents	8,166,667

Weighted average number of common shares outstanding - diluted	54,004,303
Diluted earnings per share for the three months ended September 30, 2016	$0.04

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

m) Comprehensive Loss

FASB ASC 220 “Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income and its components in the consolidated financial statements. For the nine months ended September 30, 2016 and 2015, comprehensive income (loss) was $148,663 and $(16,642) respectively, and consisted primarily of unrealized gains and (losses) on available for sale securities.

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

The following table represents stock warrant activity as of and for the nine months ended September 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding – December 31, 2015	-	-.	-	-
Granted	4,062,500	0.20	5.0 years	-
Exercised	-	-	-	-
Forfeited/expired/cancelled	-		-	-

Warrants Outstanding – September 30, 2016	4,062,500	$0.20	5.0 years	$-

Outstanding Exercisable – December 31, 2015	-	$-	-	$-
Outstanding Exercisable – September 30, 2016	4,062,500	$0.20	5.0 years	$-

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

The Company’s long term investment consists of 3,437,500 common shares of Tanager Energy, Inc., which is traded on the TSX Venture Exchange (Toronto Stock Exchange), and is considered as “available-for-sale” securities. The change in the fair value of this investment recognized as an unrealized gain (loss) in other comprehensive income on the statement of operations and comprehensive loss was $148,663 and ($16,642) for the nine months ended September 30, 2016 and 2015 respectively.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the three and nine months ended September 30, 2016 and 2015.

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

For financial reporting purposes, the operational results of the Company's oil and gas operations in Canada are prepared using the CAD, and are translated into the Company's reporting currency, the U.S. Dollar. Revenue and expenses applicable to the oil and gas operations in Alberta, Canada are translated using average rates prevailing during each reporting period. Gains or losses resulting from the settlement of foreign currency transactions are recorded as a separate component of accumulated other comprehensive income in stockholders' equity when realized. There have been no settlement transactions that resulted in the recognition of a foreign currency exchange gain or loss during the three and nine months ended September 30, 2016 and 2015.

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

The following table describes the changes in the Company’s asset retirement obligations for the nine months ended September 30, 2016:

Asset retirement obligation at December 31, 2015	$416,246
Accretion expense	15,513

Asset retirement obligation at September 30, 2016	$431,759

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

Note 4. Related Party Transactions

During April 2015, the Company made an advance to Tanager Energy Inc., in conjunction with a joint investment in the second oil well of the Joffre Project. As of September 30, 2016, the balance owed by Tanager to the Company is $153,877, which is shown as other receivable – related party on the balance sheet.

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

During the nine months ended September 30, 2016, the Company’s CEO and Director, James Doris incurred expenses on behalf of, and made advances to the Company in the amount of $197,280 in order to provide the Company with funds to carry on its operations, and the Company made repayments of $55,000. These advances do not bear interest, are unsecured and have no specific terms of repayment. As of September 30, 2016, the amount due for expenses paid on behalf of the Company is $253,277. The Company has not imputed interest as the amount is deemed immaterial. Additionally, Mr. Doris made several loans to the Company totaling $466,836, all accruing interest at 12%, and payable on demand. As of September 30, 2016, the total amount due to Mr. Doris for advances and expenses paid on behalf of the Company and loans is $720,112. Accrued interest of $53,931 is included in other payables at September 30, 2016.

Note 5. Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification and geographical cost center for the nine months ended September 30, 2016:

	December 31, 2015	Additions	Impairments	September 30, 2016
Proved developed producing oil and gas properties
Canada cost center	$33,082	$-	$-	$33,082
United States cost center	-	1,308,938	-	1,308,938
Accumulated depreciation, depletion and amortization	(2,093)	(49,752)	-	(51,845)
Proved developed producing oil and gas properties, net	$30,989	$1,259,186	$-	$1,290,175

Undeveloped and non-producing oil and gas properties
Canada cost center	$518,269	$-	$-	$518,269
United States cost center	-	861,312	-	861,312
Accumulated depreciation, depletion and amortization	(32,788)	(27,873)	-	(60,661)
Undeveloped and non-producing oil and gas properties, net	$485,481	$833,439	$-	$1,318,920

Total Oil and Gas Properties, Net	$516,470	$2,092,625	$-	$2,609,095

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

The total purchase of these oil and gas interests is summarized as follows, and is included in oil and gas properties on the balance sheet at September 30, 2016:

Cash consideration	$1,350,000
Stock for producing interests	395,250
Stock for non-producing interests	425,000

Total purchase price	$2,170,250

For the nine months ended September 30, 2016, the Company has included $135,334 of revenue providing $46,138 of net earnings in its consolidated statement of operations and comprehensive loss from the date of acquisition.

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

As of September 30, 2016, the Company, pursuant to a securities purchase agreement, sold $1,337,500 shares of its common stock at $0.15 per share.

Note 7. Long Term Debt

Long term debt consisted of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015

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

	$-	$2,006

On November 3, 2015, the Company issued a $63,000 8% convertible note with a term expiring on November 3, 2016 (the "Maturity Date"). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock at any time, at the holder's option, at a price equal to 58% of the lowest trading price of the common stock for the fifteen prior trading days including the day upon which a Notice of Conversion is received by the Company. Balance net of unamortized discount of $52,500 at December 31, 2015. At September 30, 2016, the note is paid in full.	-	10,500

On November 20, 2015, the Company issued a $30,000 12% convertible note with a term expiring on November 20, 2016 (the "Maturity Date"). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock at any time, at the holder's option, at a price equal to 52% of the lowest trading price of the common stock for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company. Balance net of unamortized discount of $27,500 at December 31, 2015. At September 30, 2016, the note is paid in full.	-	2,500

On November 19, 2015, the Company issued a $50,000 12% convertible note with a term expiring on November 19, 2016 (the "Maturity Date"). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock at any time, at the holder's option, at a price equal to 52% of the lowest trading price of the common stock for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company. Balance net of unamortized discount of $43,750 at December 31, 2015. At September 30, 2016, the note is paid in full.	-	6,250

On November 25, 2015, the Company issued a $27,500 8% convertible note with a term expiring on November 25, 2016 (the "Maturity Date"). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock at any time, at the holder's option, at a price equal to 42% of the lowest trading price of the common stock for the twenty-five prior trading days including the day upon which a Notice of Conversion is received by the Company. Balance net of unamortized discount of $25,208 at December 31, 2015. At September 30, 2016, the note is paid in full.

	-	2,292

On February 19, 2016, the Company issued a total of $1,625,000 15% convertible notes with a term expiring August 18, 2016 (the “Maturity Date”). The principal amounts of each note and interest is payable on the maturity date. Placement fees of $145,000 were subtracted from proceeds. The notes are convertible into common stock at any time, at the holder’s option, The conversion price shall be the lowest of (i) $0.15, (ii) 58% of the price of the Company’s securities that are sold in any offering of the Company’s securities in excess of $100,000, of (iii) the conversion price of any Equity converted on or prior to the Conversion Date. As of October 4, 2016, all but $125,000 of these notes has been paid in full. The remaining balance is past Maturity.

	1,225,000	-

As of April 29, 2016, the Company issued a total of $375,000 of 10% Secured Subordinated promissory notes with a term expiring January 12, 2017 (the “Maturity Date”), and an original issue discount of fifty percent (50%). Interest is payable on the outstanding principal of these notes at 10% per annum on the Maturity Date. The balance shown is net of unamortized discount of $76,461 at September 30, 2016.	298,529	-

On July 27, 2016, the Company issued a promissory note in the amount of $20,000, bearing interest at 12%, with an initial maturity date of August 27, 2016, and a provision for an extension of six additional terms of 30 days.	20,000	-

As of September 30, 2016, the Company issued a total of $535,000 of 10% Secured promissory notes with a term expiring April 3, 2017 (the “Maturity Date”), and an original issue discount of thirty seven and one half percent (37.5%). Interest is payable on the outstanding principal of these notes at 10% per annum on the Maturity Date. The balance of these notes as of September 30, 2016 is $334,375, net of an unamortized discount of $200,625.	334,375	-

	1,877,904	23,548
Less current portion pertaining to continuing operations	(1,877,904)	(6,778)
	$-	$16,770

Note 8. Commitments and contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 9. Subsequent Events

The Company has evaluated subsequent events from September 30, 2016 through the date of filing this Form 10-Q/A, and determined there are no other items to disclose other than those disclosed below:

During October 2016, the Company issued an additional $75,000 of 10% Secured promissory notes with a term expiring April 3, 2017 (the “Maturity Date”), and an original issue discount of thirty seven and one half percent (37.5%). Interest is payable on the outstanding principal of these notes at 10% per annum on the Maturity Date.

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

RESULTS OF CONTINUING OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the three and nine months ended September 30, 2016 and 2015,should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Form 10-K/A for the year ended December 31, 2015 filed on December 14, 2016.

Liquidity and Capital Resources

As of September 30, 2016 and December 31, 2015, the Company had $88,625 and 30,585 in cash holdings, respectively.

Three months ended September 30, 2016, compared to the three months ended September 30, 2015

Revenue

The Company had gross revenues of $105,427 for the three months ended September 30, 2016, as compared to $32,425 for the three months ended September 30, 2015, representing its share of revenue from its 50% undivided interest in the Joffre Property as well as the new revenues from the purchase of the oil properties in Kansas. This revenue from the Joffre Property comes from the first two oil wells in the project which began producing during April of 2015, and the revenue from the Kansas property comes from four leases.

Expenses

The Company’s operating expenses increased by $238,315 to $459,426 for the three-month period ended September 30, 2016, from $221,111 in the corresponding period in 2015. The increase was mainly due to lease operating costs being incurred for the first time as well as the increase of general and administrative expenses, stock based compensation and professional fees during the three-month period ended September 30, 2016, as compared to the three-month period ended September 30, 2015.

Other income (expense)

The Company had other income (expense) of $2,222,906 for the three months ended September 30, 2016, as compared to ($174,225) for the three months ended September 30, 2015. This increase in other income is a result of interest expense of $542,107 for the three months ended September 30, 2016 as compared to $137,801 for the three months ended September 30, 2015, offset by a derivative gain of $2,765,013 for the three months ended September 30, 2016 as compared to a derivative loss of $36,424 for the three months ended September 30, 2015.

Net Income (Loss)

The Company incurred a net income of $1,868,907 during the three-month period ended September 30, 2016, compared with a net loss of $362,911 for the three-month period ended September 30, 2015. The increase in net income was mainly due to the items referred to in the analysis of operating expenses and other income (expense).

Nine months ended September 30, 2016, compared to the nine months ended September 30, 2015

Revenue

The Company had gross revenues of $232,013 for the nine months ended September 30, 2016, as compared to $64,448 for the nine months ended September 30, 2015, representing its share of revenue from its 50% undivided interest in the Joffre Property as well as the new revenues from the purchase of the oil properties in Kansas. This revenue from the Joffre Property comes from the first two oil wells in the project which began producing during April of 2015, and the revenue from the Kansas property comes from four leases.

Expenses

The Company’s operating expenses increased by $703,074 to $1,276,878 for the nine-month period ended September 30, 2016, from $573,804 in the corresponding period in 2015. The increase was mainly due to lease operating costs being incurred for the first time as well as the increase of general and administrative expenses, stock based compensation and professional fees during the nine-month period ended September 30, 2016, as compared to the nine-month period ended September 30, 2015.

Other income (expense)

The Company had other income (expense) of (1,057,597) for the nine months ended September 30, 2016, as compared to ($521,213) for the nine months ended September 30, 2015. This increase in other expense is a result of interest expense of $1,966,015 for the nine months ended September 30, 2016 as compared to $195,702 for the nine months ended September 30, 2015, offset by a derivative gain of $833,418 for the nine months ended September 30, 2016 as compared to a derivative gain of $77,682 for the nine months ended September 30, 2015. The Company had other income of $75,000 from the settlement of debt for the nine months ended September 30, 2016. The Company also had a derivative expense of $403,193 for the nine months ended September 30, 2015.

Net Loss

The Company incurred a net loss of $2,102,462 during the nine-month period ended September 30, 2016, compared with a net loss of $1,030,569 for the nine-month period ended September 30, 2015. The increase in net loss was mainly due to the items referred to in the analysis of operating expenses and other income (expense).

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016 have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of September 30, 2016, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of operations.

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

On September 28, 2016, the Company issued 2,400,000 shares of common stock to the oil and gas property sellers, at the current market value of $288,000, as a portion of the purchase price for the additional oil and gas properties acquired by the Company on October 4, 2016.

During September 2016, the Company negotiated the payment of outstanding convertible notes held by third party investors, and committed to the issuance of 375,000 shares of common stock to the note holders at the current market value of $52,500 as additional interest. These shares were issued by the Company’s transfer agent to the third party investors on or about November 29, 2016.

As of September 30, 2016, the Company, pursuant to a securities purchase agreement, sold $1,337,500 shares of its common stock at $0.15 per share to third party investors.These shares were issued by the Company’s transfer agent to the third party investors on or about November 30, 2016.

The securities identified in this Item were issued or will be issued pursuant to exemptions from registration requirements relying on Section 4(a)(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933 as there was no general solicitation, and the transactions did not involve a public offering.

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

VIKING INVESTMENTS GROUP, INC. (Registrant)

Date: December 23, 2016	By:	/s/ James Doris
James Doris
Principal Executive Officer

In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 23, 2016	By:	/s/ Tom Simeo
Tom Simeo
Principal Financial and Accounting Officer

