Form 10-K
period 2016-12-31
VIKING ENERGY GROUP, INC.
filed 2017-04-17
CIK 1102432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-29219

VIKING ENERGY GROUP, INC.
(Formerly Viking Investments Group, Inc.) (Exact name of registrant as specified in its charter)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2016, the aggregate market value of the shares of the Registrant's common equity held by non-affiliates was approximately $9,616,424, using the June 30, 2016 closing price of the Registrant's common stock of $0.2854/share. Shares of the Registrant's common stock held by each executive officer and director and each by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be "affiliates" of the Registrant for purposes of the above calculation. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares of the Registrant's common stock outstanding as of April 10, 2017, was 57,395,691, which includes 284,090 shares that are issuable.

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

2

PART I

Item 1. Business

Viking Energy Group, Inc., is sometimes referred to hereinafter as "Viking Energy" or the "Company." The Company was incorporated under the laws of the State of Florida on May 3, 1989, and remained inactive until June 27, 1998. After several name changes, the Company merged with and into a wholly-owned subsidiary, SinoCubate, Inc., which was formed in the State of Nevada on September 11, 2008. The merger resulted in a change of name to SinoCubate, Inc., and a change in the state of incorporation of the Company to Nevada. On June 13, 2012, the Company changed its name to Viking Investments Group, Inc., and the Company's ticker symbol was changed to "VKIN." On March 17, 2017, the Company changed its name to Viking Energy Group, Inc.

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

Other Information

Neither the Company nor any of its subsidiaries engaged in any research and development activities during 2016. The Company does not manufacture any products or engage in any activity that requires compliance with environmental laws.

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

Our independent accounting firm has added an explanatory paragraph to their audit opinion issued in connection with the financial statements. We cannot provide our shareholders any assurance that we will be able to raise sufficient funding from the generation of revenue, the sale of our common stock, or through financing to sustain the Company over the next twelve months. We do not have enough cash on hand to meet our obligations over the next twelve months. As discussed in Note 1 to our financial statements for the years ended December 31, 2016 and 2015, the facts that we have generally had net losses and a working capital deficiency raise substantial doubt about our ability to continue as a going concern.

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

Any failure to maintain adequate internal controls could adversely impact our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis as required by the SEC, we could face severe consequences. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

Limited participation of management could adversely affect our operations.

The Company is heavily dependent upon the skills, talents, and abilities of its management, who currently have other business interests and do not devote their full time to management of the Company. Our President, CEO and director, James Doris, spends approximately 20% of his time practicing law through Doris Law Office Professional Corporation and as counsel to Mann Lawyers LLP. If practicing law causes distractions to his management of the Company, it would adversely affect the Company’s operations.

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

We may issue shares of preferred stock in the future that may adversely impact the rights of holders of our common stock.

Our Articles of Incorporation authorize our Board of Directors to determine the relative rights and preferences of preferred shares without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest.

Members of our management hold shares of preferred stock, and they control the Company.

Our director and CEO, James Doris, and our director and CFO, Tom Simeo, hold shares of a series of our preferred stock, which, among other rights and preferences, have a weighted vote which, along with their ownership of Company common stock, allows them to control the outstanding votes on all matters to be voted on by the holders of the Company’s issued and outstanding capital stock. By virtue of these preferential voting rights, the CEO and CFO of the Company can cause the Company to take actions that require a shareholder vote without the affirmative vote of any other shareholders.

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

As of December 31, 2016, this Canadian property consists of one oil well producing from the Leduc Formation, three suspended oil wells, one abandoned oil well, and a suspended water injector.

On February 23, 2016, the Company closed on the acquisition of working interests in four leases with access to the mineral rights (oil and gas) concerning approximately 281 acres of property in Miami and Franklin Counties in eastern Kansas. On October 4, 2016, the Company completed an acquisition whereby the Company (i) increased its working interest in three existing oil and gas leases in Miami and Franklin Counties in Eastern Kansas, and (ii) acquired a working interest in four new oil and gas leases in the same region, comprising approximately 660 acres of property.

As of December 31, 2016, these central United States properties consist of one hundred thirty-three producing wells and fifty-seven injector wells.

Item 3. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2016, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations except as follows. On September 2, 2016, the Company received notice that its former independent registered public accounting firm, Green & Company, CPAs (the “Former Accountant”) resigned. In that correspondence, the Company was notified that the Former Accountant was withdrawing its audit report for the year ended December 31, 2015, as further described in the Company’s Current Report on Form 8-K/A filed on November 18, 2016, which is incorporated by reference herein. The Company disagreed with the Former Accountant’s statements in its September 2, 2016 letter, retained litigation counsel, and sent a demand letter to the Former Accountant.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no "established trading market" for shares of the Company's common stock. As of December 31, 2016, the Company's common stock was quoted on OTC Markets Group's OTCQB under the symbol "VKIN." No assurance can be given that any "established trading market" for the Company's common stock will develop or be maintained.

The range of high and low closing bid quotations for the Company's common stock during each quarter of the calendar years ended December 31 2016 and 2015, is shown below, as quoted by http://finance.yahoo.com. Prices are inter-dealer quotations, without retail mark-up, markdown or commissions and may not represent actual transactions.

Stock Quotations

Quarter Ended	High	Low
March 31, 2015	0.40	0.06
June 30, 2015	0.40	0.06
September 30, 2015	0.28	0.06
December 31, 2015	0.23	0.06
March 31, 2016	0.25	0.05
June 30, 2016	0.29	0.10
September 30, 2016	0.29	0.06
December 31, 2016	0.25	0.07

The future sale of the Company's presently outstanding "unregistered" and "restricted" common stock by present members of management and persons who own more than five percent of the Company's outstanding voting securities may have an adverse effect on any "established trading market" that may develop in the shares of the Company's common stock.

Holders

As of December 31, 2016, the Company had approximately 121 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The Company does not know the beneficial owners of such shares.

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

PLAN OF OPERATIONS

Overview

The Company's business plan is to engage in the acquisition, exploration, development and production of oil and natural gas properties, both individually and through collaborative partnerships with other companies in this field of endeavor. In November of 2014, the Company entered its first contract of this kind. On March 8, 2016, the Company incorporated a wholly owned subsidiary, Viking Oil & Gas (Canada) ULC, in Alberta, Canada, to hold its Canadian oil and gas interests.

On February 23, 2016, the Company closed on the acquisition of working interests in four leases with access to the mineral rights (oil and gas) concerning approximately 281 acres of property in Miami and Franklin Counties in eastern Kansas. On August 30, 2016, the Company organized a wholly owned subsidiary, Mid-Con Petroleum, LLC, a Kansas limited liability company, to hold its oil and gas interests in the central United States. On October 4, 2016, the Company, through Mid-Con, completed an acquisition whereby the Company (i) increased its working interest in three existing oil and gas leases in Miami and Franklin Counties in Eastern Kansas, and (ii) acquired a working interest in four new oil and gas leases in the same region, comprising approximately 660 acres of property.

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

Liquidity and Capital Resources

Working Capital:	December 31,
	2016	2015

Current Assets	$249,252	$184,462
Current Liabilities	$3,812,732	$1,642,757
Asset retirement obligation	$833,017	$416,246
Working Capital (deficit)	$(3,563,480)	$(1,458,295)

Cash Flows:	Years Ended December 31,
	2016	2015

Net Cash Provided by (Used in) Operating Activities	$(108,555)	$(151,307)
Net Cash Provided by (Used in) Investing Activities	$(2,270,857)	$-
Net Cash Provided by (Used in) Financing Activities	$2,367,432	$180,547
Increase (Decrease) in Cash during the Period	$(11.,980)	$29,240
Cash and Cash Equivalents, End of Period	$18,605	$30,585

The Company had current assets of $249,252 as of December 31, 2016, as compared to $184,462 in the comparable period in 2015. The Company had current liabilities of $3,812,732 as of December 31, 2016, as compared to $1,642,757 in the comparable period in 2015. The increase in current liabilities is mainly due to an increase in amounts due to directors, new debt, and a corresponding derivative liability. The Company had a working capital deficit of $3,563,480 as a consequence of these increased liabilities as of December 31, 2016, compared to a working capital deficit in December 31, 2015, of $1,458,295.

Cash used in operating activities decreased to ($108,555) during the fiscal year ended December 31, 2016, as compared to ($151,307) in the comparable period in 2015.

Cash from financing activities increased to $2,367,432 during the fiscal year ended December 31, 2016, as compared to 180,547 in the comparable period in 2015. The increase was mostly due to the Company successfully arranging for new debt to facilitate property acquisitions.

Cash used in investing activities increased to ($2,270,857 during the fiscal year ended December 31, 2016, as compared to zero in the comparable period in 2015. The increase is a result of the Company having accomplished the purchase of additional oil and gas working interests in the central united states, facilitated by new investments through both debt and equity.

Revenue

The Company had gross revenues of $376,829 for the year ended December 31, 2016, representing its share of revenue from its 50% working interest in the Joffre Property, and the revenue being generated through the oil and gas acquisitions in the central United States.

Expenses

The Company's operating expenses increased by $2,702,968 to $3,627,963 for the year ended December 31, 2016, from $924,995 for the year ended December 31, 2015. This increase is mainly attributable to the recognition of an impairment loss of $1,710,393, stock based compensation of $766,882, and increases in lease operating costs commensurate with the new oil and gas wells purchased in 2016. Additionally, there were small increases in accretion expense and depreciation, depletion and amortization expense.

Loss from Operations

The Company incurred a loss from operations of $3,251,134 for the year ended December 31, 2016, as compared to a loss from operations of $829,071 for the year ended December 31, 2015. The increase in loss from operations was mainly due to the items referred to in the analysis of expenses.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in the Company's securities.

Seasonality

The Company's operating results are not affected by seasonality.

Inflation

The Company's business and operating results are not currently affected in any material way by inflation although they could be adversely affected in the future were inflation to increase, resulting in cost increases.

Subsequent Events

On January 9, 2017, the Company entered into a six-month Consulting agreement to assist the Company in developing and implementing appropriate plans and materials for presenting the Company and its business plans, strategy and personnel to the financial community. The terms of the agreement require the issuance of 3,000,000 common shares, an initial payment of $100,000 upon execution, (which was advanced through amounts due to directors), and $40,000 each month thereafter for the balance of the contract term.

On January 25, 2017, the Company issued a secured promissory note in the amount of $100,000 with a 50% original issue discount, that included a securities purchase agreement for 333,333 common shares.

On February 15, 2017, the Company issued 240,000 common shares pursuant to a one-year contract for Investor Relations and promotion.

On February 16, 2017, the Company issued a secured promissory note in the amount of $200,000 with a 50% original issue discount, that included a securities purchase agreement for 666,666 common shares.

On March 9, 2017, the Company issued 62,500 common shares for services.

During March 2017, the Company raised $355,833 through the issuance of new debt.

During March 2017, the Company satisfied the full amount of $375,000 pertaining to the Secured Subordinated promissory notes that were issued on April 29, 2016 as follows:

•	The Company paid $52,500 of principal to three creditors along with interest accrued through the date of payment.

•	Through amounts due to directors, an additional $90,000 of principal was paid to one creditor along with interest accrued through the date of payment.

•

The Company issued new six-month secured promissory notes in satisfaction of the remaining $232,500 of principal outstanding, and paid the accrued interest through the date of issuance of the new notes.

Critical Accounting Policies

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our financial statements, as well as the sufficiency of the disclosures pertaining to our accounting policies in the footnotes accompanying our financial statements. Described below are the most significant policies we apply in preparing our consolidated financial statements, some of which are subject to alternative treatments under GAAP. We also describe the most significant estimates and assumptions we make in applying these policies. See “Note 2 - Summary of Significant Accounting Policies” to our consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Viking Energy Group, Inc.

We have audited the accompanying consolidated balance sheets of Viking Energy Group, Inc. and its subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Viking Energy Group, Inc. and its subsidiaries as of December 31, 2016 and 2015, the results of their consolidated operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations since inception and has a significant working capital deficiency both of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

April 17, 2017

VIKING ENERGY GROUP, INC.

Consolidated Balance Sheets

As at December 31, 2016 and 2015

(Amounts expressed in US dollars)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$18,605	$30,585
Accounts receivable	66,176	-
Other receivable – related party	76,939	153,877
Prepaid expenses	87,532	-
Total current assets	249,252	184,462

Oil and gas properties, full cost method
Proved developed producing oil and gas properties, net	1,765,373	30,989
Undeveloped and non-producing oil and gas properties, net	1,237,489	485,481
Total Oil and gas properties, net	3,002,862	516,470

Long term investment	106,930	87,156
TOTAL ASSETS	$3,359,044	$788,088

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accrued expenses and other current liabilities	$179,421	$95,575
Accounts payable	121,365	104,774
Derivative liabilities	1,136,894	810,647
Amount due to directors	1,072,576	614,991
Current portion of long term debt - net of debt discount	1,302,476	16,770
Total current liabilities	3,812,732	1,642,757
Long term debt – net of current portion and debt discount	1,579,469	6,778
Asset retirement obligation	833,017	416,246
TOTAL LIABILITIES	6,225,218	2,065,781

Commitments and contingencies (Note 9)

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 28,092 Shares issued and outstanding as of December 31, 2016 and 2015	28	28
Common stock, $0.001 par value, 100,000,000 shares authorized, 53,093,192 and 30,333,993 shares issued and outstanding as of December 31, 2016 and 2015, respectively	53,093	30,334
Additional Paid-In Capital	11,526,847	7,960,372
Prepaid equity-based compensation	(35,068)	(145,562)
Accumulated other comprehensive loss	(1,446)	(158,424)
Accumulated deficit	(14,409,628)	(8,964,441)
TOTAL STOCKHOLDERS' DEFICIT	(2,866,174)	(1,277,693)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,359,044	$788,088

The accompanying notes are an integral part of these consolidated financial statements.

VIKING ENERGY GROUP, INC.

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2016 and 2015

(Amounts expressed in US dollars)

	For the Years Ended December 31,
	2016	2015

Revenue
Oil and gas sales	$376,829	$95,924

Operating expenses
Lease operating costs	248,294	49,965
Impairment of oil and gas properties	1,710,393	210,032
General and administrative	780,859	492,647
Stock based compensation	766,882	127,438
Accretion – asset retirement obligations	22,963	10,032
Depreciation, depletion & amortization	98,572	34,881
Total operating expenses	3,627,963	924,995

Loss from operations	(3,251,134)	(829,071)

Other income (expenses)
Interest expense	(2,483,308)	(288,281)
Change in fair value of derivative liabilities	204,387	266,378
Derivative expense	-	(1,065,808)
Gain on settlement of debt	102,868	19,608
Realized loss on available-for-sale securities	(18,000)	-
Total other income (expenses)	(2,194,053)	(1,068,103)

Net loss before income taxes	(5,445,187)	(1,897,174)
Income tax expense	-	-

Net loss	(5,445,187)	(1,897,174)

Other comprehensive income
Unrealized gain on securities available-for-sale	156,978	19,028

Net Comprehensive loss	$(5,288,209)	$(1,878,146)

Loss per weighted average number of common shares outstanding – basic	$(0.12)	$(0.07)
Weighted average number of common shares outstanding – basic	45,721,005	27,283,026

The accompanying notes are an integral part of these consolidated financial statements.

VIKING ENERGY GROUP, INC.

Consolidated Statements of Cash Flows

(Amounts expressed in US dollars)

	For the Years Ended December 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(5,445,187)	$(1,897,174)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of derivative liability	(204,387)	(266,378)
Derivative expense	-	1,065,808
Gain on settlement of debt	(102,868)	(19,608)
Realized loss on long term investment	18,000	-
Stock based compensation	766,882	127,438
Stock based interest payment	326,375	-
Depreciation, depletion and amortization	98,572	34,881
Impairment of oil and gas properties	1,710,393	210,032
Accretion - Asset retirement obligation	22,963	10,032
Allowance for bad debt, other receivable – related party	76,938	-
Amortization of debt discount	1,803,978	183,548
Changes in operating assets and liabilities
Accounts receivable	(66,176)	-
Prepaid expenses	31,672	-
Accounts payable	119,459	86,459
Accrued expenses and other current liabilities	189,342	79,885
Amounts due to directors	427,489	233,770
Net cash used in operating activities	(226,555)	(151,307)

Cash flows from investing activities:
Purchase of oil and gas properties	(2,252,857)	-
Net cash used in investing activities	(2,252,857)	-

Cash flows from financing activities:
Proceeds from amount due to directors		11,692
Repayment of amount due to directors	(69,904)	(115,145)
Proceeds from sale of common stock	426,250	-
Common stock issuance costs	(37,500)	-
Proceeds from long term debt	2,747,086	348,000
Repayment of long term debt	(598,500)	(64,000)
Net cash provided by financing activities	2,467,432	180,547

Net increase (decrease) in cash	(11,980)	29,240
Cash, beginning of year	30,585	1,345
Cash, end of year	$18,605	$30,585
Supplemental Cash Flow Information:
Cash paid for:
Interest	$139,631	$-
Income taxes	$-	$-
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuances of shares for convertible debt and accrued expenses	$6,778	$252,101
Recognition of asset retirement obligation	$393,808	$406,214
Issuance of shares for oil and gas property acquisitions	$1,445,692	$-
Amount due seller for oil and gas property acquisition	$203,000	$-
Issuance of warrants for 4,062,500 common shares as debt discount	$416,315	$-
Settlement and reacquisition of derivative liabilities	$-	$278,175
Convertible notes paid through amounts due to directors	$100,000	$205,459
Payments to vendors from debt proceeds	$120,164	$21,000
Loan to Tanager advanced from directors	$-	$153,877
Debt discount on convertible debt	$76,250	$337,278
Exchange long term investment for prepaid services	$119,204	$-
Accounts payable reclassified to debt	$18,000	$-
Convertible note paid through revolving credit facility	$1,100,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

VIKING ENERGY GROUP, INC.

Consolidated Statement of Changes in Stockholders' Deficit

For the years ended December 31, 2016 and 2015

(Amounts expressed in US dollars)

	Common Stock		Shares to be Issued		Preferred Stock		Additional Paid-in	Prepaid Equity-Based	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Capital	Compensation	Loss	Deficit	Deficit

Balance at December 31, 2014	24,094,551	$24,095	675,000	$675	28,092	$28	$7,162,660	$-	$(177,452)	$(7,067,267)	$(57,261)

Shares issued to investors	675,000	675	(675,000)	(675)							-
Shares issued for consulting services	720,000	720					107,280				108,000
Shares issued in satisfaction of debt	3,294,442	3,294					227,807				231,101
Shares issued for convertible debt	550,000	550					20,450				21,000
Shares issued as prepaid equity-based compensation	1,000,000	1,000					164,000	(165,000)			-
Derivative liability adjustment - satisfaction of convertible debt							278,175				278,175
Amortization of prepaid equity-based compensation								19,438			19,438
Unrealized gain (loss) on securities held for sale									19,028		19,028
Net loss for the year ended December 31, 2015										(1,897,174)	(1,897,174)

Balances at December 31, 2015	30,333,993	$30,334	-	$-	28,092	$28	$7,960,372	$(145,562)	$(158,424)	$(8,964,441)	$(1,277,693)
Shares issued in satisfaction of debt	300,926	301					9,810				10,111
Derivative liability adjustments - satisfaction of convertible debt							685,668				685,668
Shares issued for consulting services	1,315,000	1,315					164,185				165,500
Shares issued in acquisition of oil and gas properties	14,862,021	14,862					1,430,829				1,445,691
Shares issued as prepaid equity-based compensation	5,000,000	5,000					795,000	(800,000)			-
Cancellation of shares issued as prepaid equity-based compensation	(4,000,000)	(4,000)					(636,000)	640,000			-
Sale of stock	2,841,667	2,842					423,408				426,250
Capital issuance costs							(37,500)				(37,500)
Shares issued as payment for interest expense	1,931,250	1,931					324,444				326,375
Shares issued as additional discount on debt	508,335	508					75,742				76,250
Warrants issued for services							330,889				330,889
Amortization of prepaid equity-based compensation								270,494			270,494
Unrealized gain (loss) on securities held for sale									156,978		156,978
Net loss for the year ended December 31, 2016										(5,445,187)	(5,445,187)

Balances at December 31, 2016	53,093,192	$53,093	-	$-	28,092	$28	$11,526,847	$(35,068)	$(1,446)	$(14,409,628)	$(2,866,174)

The accompanying notes are an integral part of these consolidated financial statements

VIKING ENERGY GROUP, INC.

Notes to Consolidated Financial Statements

(Amounts expressed in US dollars)

Note 1. Nature of Business and Going Concern

The Company was incorporated under the laws of the State of Florida on May 3, 1989, as Sparta Ventures Corp. and remained inactive until June 27, 1998. After several name changes, the Company merged with and into a wholly-owned subsidiary, SinoCubate, Inc., which remained the surviving entity of the merger. SinoCubate, Inc. was formed in the State of Nevada on September 11, 2008. The merger resulted in a change of name of the Company from Synthenol Inc. to SinoCubate, Inc., and a change in the state of incorporation of the Company from Florida to Nevada. On June 13, 2012, the Company changed its name to Viking Investments Group, Inc., and the Company’s ticker symbol was changed to “VKIN.” On March 17, 2017, the Company changed its name to Viking Energy Group, Inc.

The Company's business plan is to engage in the acquisition, exploration, development and production of oil and natural gas properties, both individually and through collaborative partnerships with other companies in this field of endeavor. In November of 2014, the Company entered into its first contract relative to oil and gas activities involving jointly controlled assets and related liabilities by purchasing an undivided 50% interest in the Joffre project located in Alberta, Canada. On March 8, 2016, the Company incorporated a wholly owned subsidiary, Viking Oil & Gas (Canada) ULC, in Alberta, Canada, to hold its Canadian oil and gas interests. On February 23, 2016, the Company closed on the acquisition of working interests in four leases with access to the mineral rights (oil and gas) concerning approximately 281 acres of property in Miami and Franklin Counties in eastern Kansas. On August 30, 2016, the Company incorporated an additional wholly owned subsidiary, Mid-Con Petroleum, LLC, in the State of Kansas to hold its current acquisitions in the central United States. On October 4, 2016, the Company, through Mid-Con, completed an acquisition whereby the Company (i) increased its working interest in three existing oil and gas leases in Miami and Franklin Counties in Eastern Kansas, and (ii) acquired a working interest in four new oil and gas leases in the same region, comprising approximately 660 acres of property.

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net comprehensive loss of $5,288,209 and $1,878,146 for the years ended December 31, 2016 and 2015, respectively. The Company has accumulated a stockholders’ deficit of $2,866,174 as of December 31, 2016. The Company has a working capital deficit of $3,563,480. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however, there is no assurance of additional funding being available. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

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

b) Basis of Consolidation

The financial statements presented herein reflect the consolidated financial results of the Company and its wholly owned subsidiaries, Viking Oil & Gas (Canada) ULC, a Canadian corporation formed on March 8, 2016, to provide a base of operations for properties in Canada, and Mid-Con Petroleum, LLC, formed on August 30, 2016, to provide a base of operations for properties in the Central United States. All significant intercompany transactions and balances have been eliminated upon consolidation.

c) Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. The Company's actual results could vary materially from management's estimates and assumptions. Significant areas requiring the use of management estimates relate to the determination of expected tax rates for future income tax recoveries, stock-based compensation, embedded derivative liabilities, asset retirement obligations and impairment of long-lived assets.

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

d) Financial Instruments

Accounting Standards Codification, “ASC” Topic 820-10, “Fair Value Measurement” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 820-10, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measurement. The carrying amounts reported in the consolidated balance sheets for other receivable – related party, long-term investment, accrued expenses and other current liabilities, accounts payable, derivative liabilities, amount due to directors, and convertible notes each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

•	Level 3: inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets and liabilities measured at fair value as of December 31, 2016 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial Assets
Long term investment	$106,930	$-	$-	$156,978
	$106,930	$-	$-	$156,978

Financial liabilities
Derivative liabilities	$-	$-	$1,075,833	$265,448
Commodity Derivative	-	61,061	-	(61,061)
	$-	$61,061	$1,075,833	$204,387

Assets and liabilities measured at fair value as of December 31, 2015 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial Assets
Long term investment	$87,156	$-	$-	$19,028
	$87,156	$-	$-	$19,028

Financial liabilities
Derivative liabilities	$-	$-	$810,647	$266,378
	$-	$-	$810,647	$266,378

The Company’s long term investment consisted of 3,437,500 common shares of Tanager Energy, Inc., as of December 31, 2015, which is traded on the TSX Venture Exchange (Toronto Stock Exchange). During 2016, the Company disposed of 2,000,000 of these shares in exchange for services, leaving the Company’s investment to consist of 1,437,500 common shares as of December 31, 2016. The change in the fair value of this investment recognized as an unrealized gain in other comprehensive income on the statement of operations and comprehensive loss was $156,978 for the year ended December 31, 2016 and $19,028 for the year ended December 31, 2015.

The Company had commodity financial derivatives in place at December 31, 2016. The Company does not designate its commodities derivative instruments as hedges and therefore does not apply hedge accounting. Changes in fair value of derivative instruments subsequent to the initial measurement are recorded as change in fair value on derivative liability, in other income (expense). The estimated fair value amounts of the Company’s commodity derivative instruments have been determined at discrete points in time based on relevant market information which resulted in the Company classifying such derivatives as Level 2. Although the Company’s commodity derivative instruments are valued using public indices, the instruments themselves are traded with unrelated counterparties and are not openly traded on an exchange. The change in the fair value of the commodity derivative for the year ended December 31, 2016 consisted of the initial recognition of this liability as a loss in the statement of operations and comprehensive loss in the amount of $61,061.

The Company uses the Black-Scholes model to value its derivative liabilities. This model takes into account inputs such as contract terms, including maturity and market parameters, including assumptions associated with interest rates, volatility and credit worthiness. The embedded derivative liabilities of the Company were $1,075,833 and $810,647 as of December 31, 2016 and 2015 respectively. The change in the fair value of the derivative liabilities for the year ended December 31, 2016 consisted of an increase of $1,216,302 associated with warrants and the conversion features of new convertible debt, a reduction of $685,668 associated with the satisfaction of certain convertible debt and a gain recognized in the statement of operations and comprehensive loss in the amount of $265,448.

e) Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investment securities that have original maturities of three months or less. At December 31, 2016 and 2015, the Company does not have any cash deposits in excess of FDIC insured limits.

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

g) Prepaid equity based compensation

Prepaid equity-based expenses represent amounts paid in advance through the issuance of restricted shares of stock, for future contractual benefits to be received. These expenses paid in advance are recorded as prepaid equity-based compensation as a component of “Stockholders’ Deficit” and then amortized to the statements of operations and comprehensive loss over the life of the contract using the straight-line method. At December 31, 2016 and 2015, the balances of the prepaid equity-based compensation were comprised of the following:

	December 31, 2016	December 31, 2015

In November, 2015, a 1 year consulting agreement with an unrelated party for services related to the petroleum industry in the amount of $165,000.	$-	$145,562

In March, 2016, 3 one year consulting agreements with 3 unrelated parties for services related to the petroleum industry for a combined total amount of $800,000.	35,068	-
	$35,068	$145,562

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit of production method using estimates of proved reserves. Disposition of oil and gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in operations. Unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is included in loss from operations before income taxes and the adjusted carrying amount of the unproved properties is amortized on the unit-of-production method.

Depreciation, depletion and amortization expense utilizing the unit-of-production method for the Company’s oil and gas properties for the years ended December 31, 2016 and 2015 were as follows:

Oil and Gas Properties by Geographical Cost Center
	Years ended,
	December 31,
Cost Center	2016	2015

Canada	$15,272	$34,881
United States	83,300	-

	$98,572	$34,881

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

The Company recognized an impairment loss on oil and gas properties for the years ended December 31, 2016 and 2015 of $1,710,393 and $210,932, respectively.

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

k) Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and, adjusted by any effects of warrants and options outstanding, if dilutive, that may add to the number of common shares during the period. At December 31, 2016 and 2015 there were approximately 6,582,259 and 6,059,537 common stock equivalents respectively, that were anti-dilutive and were not included in the calculation.

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

m) Comprehensive Loss

FASB ASC 220 “Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income and its components in the consolidated financial statements. For the year ended December 31, 2016 and 2015, comprehensive income was $156,978 and $19,028 respectively, and consisted primarily of unrealized gains on available for sale securities.

n) Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets likely. The Company did not incur any material impact to its financial condition or results of operations due to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is subject to U.S federal jurisdiction income tax examinations for the tax years 2007 through 2016. In addition, the Company is subject to state and local income tax examinations for the tax years 2007 through 2016.

o) Stock-Based Compensation

The Company may issue stock options to employees and stock options or warrants to non-employees in non-capital raising transactions for services and for financing costs. In accordance with guidance in ASC Topic 718, the cost of stock options and warrants issued to employees and non-employees is measured on the grant date based on the fair value of the grant. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

The fair value of stock warrants was determined at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate, and dividend yield. The expected term represents the period of time that stock-based compensation awards granted are expected to be outstanding and is estimated based on considerations including the vesting period, contractual term and anticipated employee exercise patterns. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free rate is based on the U.S. Treasury yield curve in relation to the contractual life of stock-based compensation instrument. The dividend yield assumption is based on historical patterns and future expectations for the Company dividends.

The following table represents stock warrant activity as of and for the year ended December 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding – December 31, 2015	-	-.	-	-
Granted	5,720,834	0.19	5.0 years	-
Exercised	-	-	-	-
Forfeited/expired/cancelled	-		-	-
Warrants Outstanding – December 31, 2016	5,720,834	$0.19	4.34 years	$-

Outstanding Exercisable – December 31, 2015	-	$-	-	$-
Outstanding Exercisable – December 31, 2016	5,720,834	$0.19	4.34 years	$-

The Company used the Black-Scholes model to value these warrants at $416,315 included as a debt discount and a corresponding component of derivative liabilities, and $330,889 as stock based compensation.

p) Long-term Investment

Management determines the appropriate classification of investment securities at the time of purchase. Securities are classified as held-to-maturity when the Company has both the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Securities that are bought and held principally for the purpose of selling in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Securities not classified as held-to-maturity or trading are classified as available-for-sale. Available-for-sale securities are stated at fair value, the changes in the market value of available-for-sale securities, excluding other-than-temporary impairments, are reflected in Other Comprehensive Income, with the impairment losses, net of income taxes, charged to net income in the period in which it occurs.

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

As of December 31, 2016, and 2015, the Company had no trading and held-to-maturity securities.

The Company’s long term investment consisted of 1,437,500 and 3,437,500 common shares of Tanager Energy, Inc., as of December 31, 2016 and 2015 respectively, which is traded on the TSX Venture Exchange (Toronto Stock Exchange), and is considered as “available-for-sale” securities. The change in the fair value of this investment recognized as an unrealized gain in other comprehensive income on the statement of operations and comprehensive loss was $156,978 and $19,028 for the years ended December 31, 2016 and 2015 respectively.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There was no impairment of long-lived assets excluding oil and gas properties during the years ended December 31, 2016 and 2015.

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

For financial reporting purposes, the operational results of the Company's oil and gas operations in Canada are prepared using the CAD, and are translated into the Company's reporting currency, the U.S. Dollar. Revenue and expenses applicable to the oil and gas operations in Alberta, Canada are translated using average rates prevailing during each reporting period. Gains or losses resulting from the settlement of foreign currency transactions are recorded as a separate component of accumulated other comprehensive income in stockholders' equity when realized. There have been no settlement transactions that resulted in the recognition of a foreign currency exchange gain or loss during the years ended December 31, 2016 and 2015.

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

t) Derivative Liability

The Company reviews the terms of convertible debt issues to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value. The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense.

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

The following table describes the changes in the Company’s asset retirement obligations for the years ended December 31, 2016 and 2015:

	2016	2015

Asset retirement obligation – beginning	$416,246	$-
Oil and gas purchases	393,808	406,214
Accretion expense	22,963	10,032

Asset retirement obligation - ending	$833,017	$416,246

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

w) Subsequent events

The Company has evaluated subsequent events from December 31, 2016 through the date of filing this Form 10-K to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included. (See Note 8)

Note 3. Related Party Transactions

During April 2015, the Company made an advance to Tanager Energy Inc., in conjunction with a joint investment in the second oil well of the Joffre Project. As of December 31, 2016, the balance owed by Tanager to the Company is $153,877. The Company has determined to reserve 50% of the balance and has reduced the amount shown as other receivable – related party to $76,939 on the balance sheet.

During the year ended December 31, 2016, the Company’s Executive Chairman and Director, Tom Simeo did not accrue payroll and made no advances to the Company. The Company paid a total of $1,056 against prior advances. Any accruals and advances do not bear interest, are unsecured and have no specific terms of repayment. As of December 31, 2016, the net amount due for prior accruals and expenses paid on behalf of the Company is $36,103. The Company has not imputed interest as the amount is deemed immaterial.

During the year ended December 31, 2016, the Company’s CEO and Director, James Doris incurred expenses on behalf of, and made advances to the Company in the amount of $221,290 in order to provide the Company with funds to carry on its operations, and the Company made repayments of $68,848. These advances do not bear interest, are unsecured and have no specific terms of repayment. As of December 31, 2016, the amount due for expenses paid on behalf of the Company is $370,937. The Company has not imputed interest as the amount is deemed immaterial. Additionally, Mr. Doris made several loans to the Company totaling $665,536, all accruing interest at 12%, and payable on demand. As of December 31, 2016, the total amount due to Mr. Doris for advances and expenses paid on behalf of the Company and loans is $1,036,473. Accrued interest of $73,800 is included in other current liabilities at December 31, 2016.

Note 4. Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification for the year ended December 31, 2016:

	December 31, 2015	Adjustments	Impairments	December 31, 2016
Proved developed producing oil and gas properties
Canada cost center	$33,082	$1,651	$-	$34,733
United States cost center	-	2,838,943	(1,051,103)	1,787,840
Accumulated depreciation, depletion and amortization	(2,093)	(55,107)	-	(57,200)
Proved developed producing oil and gas properties, net	$30,989	$2,785,487	$(1,051,103)	$1,765,373

Undeveloped and non-producing oil and gas properties
Canada cost center	$518,269	$(1,652)	$(145,136)	$371,481
United States cost center	-	1,456,414	(539,230)	917,184
Accumulated depreciation, depletion and amortization	(32,788)	(43,464)	25,076	(51,176)
Undeveloped and non-producing oil and gas properties, net	$485,481	$1,411,298	$(659,290)	$1,237,489

Total Oil and Gas Properties, Net	$516,470	$2,092,625	$(1,710,393)	$3,002,862

The following table summarizes the Company’s oil and gas activities by classification for the year ended December 31, 2015:

	December 31, 2014	Adjustments	Impairments	December 31, 2015
Proved developed producing oil and gas properties
Canada cost center	$21,310	$24,374	$(12,602)	$33,082
United States cost center	-	-	-	-
Accumulated depreciation, depletion and amortization	-	(2,093)	-	(2,093)
Proved developed producing oil and gas properties, net	$21,310	$22,281	$(12,602)	$30,989

Undeveloped and non-producing oil and gas properties
Canada cost center	$333,858	$381,841	$(197,430)	$518,269
United States cost center	-	-	-	-
Accumulated depreciation, depletion and amortization	-	(32,788)	-	(32,788)
Undeveloped and non-producing oil and gas properties, net	$333,858	$349,053	$(197,430)	$485,481

Total Oil and Gas Properties, Net	$355,168	$371,334	$(210,032))	$516,470

On February 23, 2016, with an effective date of February 1, 2016, the Company closed on the acquisition of working interests in four leases with access to the mineral rights (oil and gas) concerning approximately 281 acres of property in Miami and Franklin Counties in eastern Kansas. This project produces oil from the Cherokee formation at a depth of approximately 600 feet.The purchase includes an undivided interest in all oil and gas wells, equipment, fixtures and other personal property located upon the leased properties and used in connection with oil and gas operations upon the leases attributable to the working interests purchased by the Company.

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

On October 4, 2016, the Company, through Mid-Con Petroleum, LLC, completed an acquisition whereby the Company (i) increased its working interest in three existing oil and gas leases in Miami and Franklin Counties in Eastern Kansas, and (ii) acquired a working interest in four new oil and gas leases in the same region, comprising approximately 660 acres of property.

As consideration for this transaction, the Company paid $920,857 plus 5,212,021 shares of common stock valued at $625,442.

To facilitate these acquisitions, the Company, through Mid-Con Petroleum, LLC, borrowed $1,800,000 from Crossfirst Bank under a revolving credit agreement, payable at $15,000 per month, and a maturity date of September 30, 2018.

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

On August 18, 2016, the Company authorized the issuance of 156,250 common shares pursuant to an extension agreement on certain convertible notes that had become due.

During September 2016, the Company negotiated the payment of certain convertible notes, and committed to the issuance of 375,000 common shares at the current market value of $52,500 as additional interest.

On September 28, 2016, the Company issued 2,400,000 common shares, at the current market value of $288,000 as part of the consideration for the acquisition of the Oil and Gas Properties acquired on October 4, 2016.

On October 4, 2016, the Company authorized the issuance of 2,752,021 common shares as part of the consideration for the acquisition of the Oil and Gas properties made at that time.

On October 4, 2016, the Company issued 60,000 common shares as part of the consideration for the acquisition of the Oil and Gas properties made at that time.

On October 21, 2016, the Company issued 1,400,000 common shares valued at $252,000 pursuant to an extension agreement on certain convertible notes that had become due.

On October 21, 2016, the Company sold 187,500 common shares, pursuant to a securities purchase agreement, at $0.15 per share.

During November 2016, the Company authorized the issuance of 508,335 common shares as additional discount on debt previously issued, and an amendment extending the due date of the debt.

On December 30, 2016, the Company sold 66,667 common shares pursuant to a securities purchase agreement, at $0.15 per share.

As of December 31, 2016, the Company, pursuant to a securities purchase agreement, sold 1,337,500 shares of its common stock at $0.15 per share.

As of December 31, 2016, the Company authorized the issuance of 315,000 common shares for services.

Note 6. Long Term Debt

Long term debt consisted of the following at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015

On May 22, 2015, the Company issued a convertible promissory note with a cap of $50,000 with a 0% interest rate for the first three months. The terms of the note include a $5,000 Original Issue Discount, providing for a maximum funding of $45,000. The amount of the note funded as of March 31, 2016 was $25,000. The Company may repay this Note at any time on or before 90 days from the effective date. If the Company does not make a payment on or before 90 days from the notes effective date, a one-time interest charge of 12%shall be applied to the principal sum. The maturity date of the note is two years from the effective date of the note. The investor has the right, at any time after the Effective Date, at its election, to convert all of part of the outstanding and unpaid Principal Sum and accrued interest. The conversion price is the lesser of $0.10 or 60% of the lowest trade price in the 25 trading days previous to the conversion. Balance net of unamortized discount of $4,772 as of December 31, 2015. As of December 31, 2016, the full amount of the note has been converted to common shares.

	$-	$2,006

On November 3, 2015, the Company issued a $63,000 8% convertible note with a term expiring on November 3, 2016 (the "Maturity Date"). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock at any time, at the holder's option, at a price equal to 58% of the lowest trading price of the common stock for the fifteen prior trading days including the day upon which a Notice of Conversion is received by the Company. Balance net of unamortized discount of $52,500 at December 31, 2015. At December 31, 2016, the note is paid in full.	-	10,500

On November 20, 2015, the Company issued a $30,000 12% convertible note with a term expiring on November 20, 2016 (the "Maturity Date"). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock at any time, at the holder's option, at a price equal to 52% of the lowest trading price of the common stock for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company. Balance net of unamortized discount of $27,500 at December 31, 2015. At December 31, 2016, the note is paid in full.	-	2,500

On November 19, 2015, the Company issued a $50,000 12% convertible note with a term expiring on November 19, 2016 (the "Maturity Date"). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock at any time, at the holder's option, at a price equal to 52% of the lowest trading price of the common stock for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company. Balance net of unamortized discount of $43,750 at December 31, 2015. At December 31, 2016, the note is paid in full.	-	6,250

On November 25, 2015, the Company issued a $27,500 8% convertible note with a term expiring on November 25, 2016 (the "Maturity Date"). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock at any time, at the holder's option, at a price equal to 42% of the lowest trading price of the common stock for the twenty-five prior trading days including the day upon which a Notice of Conversion is received by the Company. Balance net of unamortized discount of $25,208 at December 31, 2015. At December 31, 2016, the note is paid in full.

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

	125,000	-

On April 29, 2016, the Company issued a total of $375,000 of 10% Secured Subordinated promissory notes with a term expiring January 12, 2017 (the “Maturity Date”) (See Note 8), and an original issue discount of fifty percent (50%). Interest is payable on the outstanding principal of these notes at 10% per annum on the Maturity Date. The balance shown is net of unamortized discount of $8,824 at December 31, 2016.	366,176	-

On July 27, 2016, the Company issued a promissory note in the amount of $20,000, bearing interest at 12%, with an initial maturity date of August 27, 2016, and a provision for an extension of six additional terms of 30 days.	20,000	-

As of December 31, 2016, the Company issued a total of $630,000 of 10% Secured promissory notes with a term expiring April 3, 2017 (the “Maturity Date”), and an original issue discount of thirty-seven and one half percent (37.5%). The discount was modified to fifty percent (50%) retroactively with an extension of the maturity to June 2017. Interest is payable on the outstanding principal of these notes at 10% per annum on the Maturity Date. The balance shown is net of unamortized discount of $208,064 at December 31, 2016.	421,936	-

On October 4, 2016, the Company issued a non-interest bearing note, payable on demand in the amount of $203,000.	203,000

On October 4, 2016, the Company closed on a revolver loan with Crossfirst Bank in the amount of $1,800,000, payable at $15,000 per month, interest at 10%, with all unpaid principal and accrued interest payable on September 30, 2018. The total facility limit is $3,000,000. The balance shown is net of unamortized discount of $24,167 at December 31, 2016.	1,745,833

	2,881,945	23,548
Less current portion	(1,302,476)	(6,778)
	$1,579,469	$16,770

Note 7. Commitments and contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 8. Subsequent Events

The Company has evaluated subsequent events from December 31, 2016 through the date of filing this Form 10-K, and determined there are no other items to disclose other than those disclosed below:

On January 9, 2017, the Company entered into a six-month Consulting agreement to assist the Company in developing and implementing appropriate plans and materials for presenting the Company and its business plans, strategy and personnel to the financial community. The terms of the agreement require the issuance of 3,000,000 common shares, an initial payment of $100,000 upon execution, (which was advanced through amounts due to directors), and $40,000 each month thereafter for the balance of the contract term.

On January 25, 2017, the Company issued a secured promissory note in the amount of $100,000 with a 50% original issue discount, that included a securities purchase agreement for 333,333 common shares.

On February 15, 2017, the Company issued 240,000 common shares pursuant to a one-year contract for Investor Relations and promotion.

On February 16, 2017, the Company issued a secured promissory note in the amount of $200,000 with a 50% original issue discount, that included a securities purchase agreement for 666,666 common shares.

On March 9, 2017, the Company issued 62,500 common shares for services.

During March 2017, the Company raised $355,833 through the issuance of new debt.

During March 2017, the Company satisfied the full amount of $375,000 pertaining to the Secured Subordinated promissory notes that were issued on April 29, 2016 as follows:

•	The Company paid $52,500 of principal to three creditors along with interest accrued through the date of payment.

•	Through amounts due to directors, an additional $90,000 of principal was paid to one creditor along with interest accrued through the date of payment.

•

The Company issued new six-month secured promissory notes in satisfaction of the remaining $232,500 of principal outstanding, and paid the accrued interest through the date of issuance of the new notes.

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES – (unaudited)

The following supplemental unaudited information regarding Viking’s oil and gas activities is presented pursuant to the disclosure requirements of ASC 932. Viking’s oil and gas activities are located in the United States and Canada.

Results of Operations

	United States		Canada
	2016	2015	2016	2015
Results of operations
Sales	$254,537	$-	$122,292	$95,924
Lease operating costs	(161,147)	-	(87,147)	(49,965)
Depletion, accretion and impairment	(1,678,064)	-	(153,864)	(254,945)

Net	$(1,584,674)	$-	$(118,719)	$(208,986)

Oil and Gas Production and Sales by geographic area for the years ended December 31, 2016 and 2015:

Reserve Quantity Information

The supplemental unaudited presentation of proved reserve quantities and related standardized measure of discounted future net cash flows provides estimates only and does not purport to reflect realizable values or fair market values of the Company’s reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, significant changes to these estimates can be expected as future information becomes available.

Proved reserves are those estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods.

Estimated Quantities of Proved Reserves

	United States		Canada
	2016	2015	2016	2015

Proved Developed, Producing	289,100	-	12,800	386,900
Proved Developed, Non Producing	-	-	-	-
Total Proved Developed	289,100	-	12,800	386,900
Proved Undeveloped	148,312	-	136,900	-

Total Proved	437,412	-	149,700	386,900

	United States		Canada
	2016	2015	2016	2015

Beginning of year	-	-	386,900	390,200
Extensions and discoveries	-	-	-	-
Revisions of previous estimates	-	-	(224,927)
Purchase of minerals in place	443,812	-	-	-
Production	(6,400)	-	(12,273)	(3,300)
End of year	437,412	-	149,700	386,900

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

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were prepared in accordance with provisions of ASC 932 - Extractive Activities - Oil and Gas. Future cash inflows at December 31, 2016 and 2015 were computed by applying the unweighted, arithmetic average of the closing price on the first day of each month for the 12-month period prior to December 31, 2016 and 2015 to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year-end, based on year-end costs and assuming continuation of existing economic conditions.

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

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for the year ended December 31, 2016 and 2015 are as follows:

	United States		Canada
	2016	2015	2016	2015

Future cash inflows	15,829,956	-	3,372,759	6,096,432
Future production costs	(8,229,227)	-	(2,666,059)	(5,019,577)
Future development costs	(1,546,600)	-	(778,569)	(870,645)
Future income tax expense	-	-	-	-

Future net cash flows	6,054,129	-	(71,869)	206,210
10% annual discount for estimated timing of cash flows	(2,995,514)	-	22,583	-

Standardized measure of DFNCF	$3,058,615	$-	$(49,286)	$206,210

Changes in Standardized Measure of Discounted Future Net Cash Flows

The changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for the years ended December 31, 2016 and 2015 are as follows:

	United States		Canada
	2016	2015	2016	2015

Balance - beginning	$-	$-	$133,735	$175,671
Net changes in prices and production costs	-	-	354,677	-
Net changes in future development costs	-	-	57,919	-
Sales of oil and gas produced, net	(93,390)	-	(35,146)	(45,959)
Extensions, discoveries and improved recovery	-	-	-	-
Purchases of reserves	3,058,616	-	-	-
Sales of reserves		-	-	-
Revisions of previous quantity estimates		-	(604,061)	-
Previously estimated development costs incurred		-	-	-
Net change in income taxes		-	(4,022)	4,022
Accretion of discount		-	6,146	6,146
Other	93,389	-	41,466	(6,145)

Balance - ending	$3,058,615	$-	$(49,286)	$133,735

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On September 2, 2016, the Company received notice that its independent registered public accounting firm, Green & Company, CPAs (the “Former Accountant”) resigned. In that correspondence, the Company was notified that the Former Accountant was withdrawing its audit report for the year ended December 31, 2015, as further described in the Company’s Current Report on Form 8-K/A filed on November 18, 2016 (which is incorporated by reference herein). As disclosed in the Company’s Current Report on Form 8-K filed on November 14, 2016, and November 15, 2016 (both of which are incorporated by reference herein), on October 28, 2016, the Company engaged Mohle Adams, LLP as the Company’s independent registered public accounting firm, and on November 9, 2016, the Company engaged Turner, Stone & Company, L.L.P. as the Company’s new independent registered public accounting firm.

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

As of December 31, 2016, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of the Company's internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's chief financial officer in connection with the audit of the Company's financial statements as of December 31, 2016 and communicated the matters to the Company's management.

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

(a)	Disclosure Controls and Procedures; Changes in Internal Control Over Financial Reporting

Management has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2016. Based on this evaluation, Management concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2016.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. Based on this assessment, management concluded that, as of December 31, 2016, the Company's internal control over financial reporting was not effective based on those criteria.

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

There was no change in our internal control over financial reporting during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers

The name of the officers and directors of the Company as of December 31, 2016, as well as certain information about them, are set forth below:

Name	Age	Position
James A. Doris	42	Director/CEO/President
Tom Simeo	60	Director/Executive Chairman/CFO

Background of Officers and Directors

James A. Doris

Mr. Doris has been a member of the Board of Directors of the Company since June 28, 2014, and its President and CEO since December 12, 2014. Mr. Doris has owned his own law practice, known as DLO Lawyers ("DLO") since 2006. DLO is a full-service law firm and represents domestic and foreign clients regarding their business and investment activities in Canada. Mr. Doris is also Of Counsel to Mann Lawyers LLP. Mr. Doris' practice areas include Mergers and Acquisitions, Private Equity Investments, Joint Ventures, Corporate Finance, Corporate Governance, Dispute Resolution, Real Estate and Estates. DLO has 4 offices in Eastern Ontario, Ottawa, Prescott, Brockville and Perth. Mr. Doris manages all aspects of the organization, including with respect to Business Development, Human Resources, Finance and Strategic Planning. Prior to starting his own firm, Mr. Doris served as Executive Vice President and In-House Counsel for PineLake Group, a real estate investment and development company in Toronto, Canada, and prior to working for PineLake, Mr. Doris was an associate lawyer at McMillan LLP, one of Canada's leading business law firms. Mr. Doris graduated (cum laude) from the University of Ottawa in 2001 and was called to the Bar of Ontario in 2002. Mr. Doris is not a director of any other public company.

Tom Simeo

Mr. Simeo has been the Company's Chief Executive Officer, director and Chairman of the Board since late August of 2008, when Viking Investments Group, LLC (a Nevis limited liability company controlled by Mr. Simeo) acquired control of the Company. On December 12, 2014, Mr. Simeo resigned as the Company's CEO, and was appointed the Company's Executive Chairman. Upon the resignation of Cecile Guangfang Yang, Mr. Simeo was appointed as the Company’s interim CFO as of July 5, 2016. Mr. Simeo, a corporate lawyer and investment banker, is the founder and managing partner of Viking Investments Group, LLC, a privately held Delaware company. Between 1990 and 1993, Mr. Simeo advised on the financing and private acquisition of state-owned companies in former Soviet Bloc countries. During the years of 1993 through 2004, Mr. Simeo initiated, advised and helped structure investments in the United States to foreign private and publicly listed companies. From the early 1980's through 1990, Mr. Simeo was a practicing lawyer in Sweden. Mr. Simeo is a graduate Jur. kand. (American LLM equivalent) from the University of Lund, Sweden. Mr. Simeo also studied law at Stockholm University and International Economy at Uppsala University in Sweden. Mr. Simeo is not a director of any other public company.

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

Item 11. Executive Compensation

Summary Compensation Table— Fiscal Years Ended December 31, 2016 and 2015

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total

Tom Simeo	2016	0	0	0	0	0	0	0	0
Executive Chairman	2015	45,000	0	0	0	0	0	0	45,000

James A. Doris (1)	2016	0	0	0	0	0	0	0	0
CEO & President	2015	0	0	0	0	0	0	0	0

Narrative to Summary Compensation Table

1.	On June 28, 2014, Mr. Doris was appointed as a director, and on December 12, 2014, as the CEO and President of the Company.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2016, the Company did not maintain an equity incentive plan or other plan, including but not limited to bonus, deferred compensation or retirement plan under which the Company's securities may be issued to its named executive officers as compensation.

Employment Agreements

The Company currently does not employ any people but instead has retained the services of several outside consultants. At December 31, 2016, the Company had no formal compensation arrangements.

Compensation of Directors

The directors and former directors of the Company were compensated as such during the fiscal years ended December 31, 2016, and December 31, 2015, respectively, as follows:

Name	2016 Compensation	2015 Compensation

James A. Doris	$0	$0
Tom Simeo (1)	$0	$45,000
Guangfang Yang (2)	$0	$0
Townsend Tang (3)	$0	$0

_____________

1.	In his capacity as an officer (not for director services).
2.	Former director through July 5, 2016.
3.	Former director through December 6, 2016.

Directors of the Company may be reimbursed for any out-of-pocket expenses incurred by them for each regular or special meeting attendance. The Company presently has no pension, health, annuity, insurance or profit sharing plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of the Company's common stock (and preferred stock) as of December 31, 2016, (i) by each person who is known by us to beneficially own more than 5% of the Company's common stock; (ii) by each of our officers and directors as of such date; and (iii) by all of our officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of the Company at 1330 Avenue of the Americas, Suite 23 A, New York, NY 10019

Title of Class	Name & Address of Beneficial Owners	Amount & Nature of Beneficial Ownership (1)	Percent of Class (2)

Common Stock, $0.001 par value	Tom Simeo (3)	4,501,894	8.7%
Common Stock, $0.001 par value	Rutgeford Imperial Holdings LLC (4) 3rd Floor North Wing Flagship Building, Harbour Drive, Grand Cayman, Cayman Island	2,940,949	5.7%
Common Stock, $0.001 par value	Coal Creek Energy, LLC (5) 32195 West 135th Street Olathe, KS 66061	4,369,435	8.4%
Common Stock, $0.001 par value	James A. Doris	2,000,000	3.9%
Common Stock, $0.001 par value	All officers and directors as a Group	6,501,894	12.5%
Series C Preferred Stock, $0.001 par value	Tom Simeo C/O 1330 Avenue of the Americas, Suite 23A New York, NY 10019	14,046	50.0%
Series C Preferred Stock, $0.001 par value	James A. Doris C/O 1330 Avenue of the Americas, Suite 23A New York, NY 10019	14,046	50.0%
Series C Preferred Stock, $0.001 par value	All officers and directors as a Group	28,092	100.0%

_______________

*Less than 1%

1.

Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of the Company's common stock.

2.

As of December 31, 2016, a total of 51,986,940 shares of the Company's common stock, and 28,092 shares of the Company's preferred stock, are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner above, any options exercisable within 60 days have been included for purposes of calculating the relevant percentage.

3.

Tom Simeo has sole voting power over 944,981 shares owned by Viking Investments Group, LLC (Nevis), and hence is deemed to be the beneficial owner of shares held in its name as well as the shares held in his own name.

4.	Upon information and belief, Andrew Williams is the beneficial owner of the shares held in the name of this entity as the Company believes that he has voting power over such shares.

5.	Upon information and belief, John Loeffelbein is the beneficial owner of the shares held in the name of this entity as the Company believes that he has voting power over such shares.

Item 13. Certain Relationships and Related Transactions

Related Transactions

During April 2015, the Company made an advance to Tanager Energy Inc., in conjunction with a joint investment in the second oil well of the Joffre Project. As of December 31, 2016, the balance owed by Tanager to the Company is $153,877. The Company has determined to reserve 50% of the balance and has reduced the amount shown as other receivable – related party to $76,939 on the balance sheet.

During the year ended December 31, 2016, the Company’s Executive Chairman and Director, Tom Simeo did not accrue payroll and made no advances to the Company. The Company paid a total of $1,056 against prior advances. Any accruals and advances do not bear interest, are unsecured and have no specific terms of repayment. As of December 31, 2016, the net amount due for prior accruals and expenses paid on behalf of the Company is $36,103. The Company has not imputed interest as the amount is deemed immaterial.

During the year ended December 31, 2016, the Company’s CEO and Director, James Doris incurred expenses on behalf of, and made advances to the Company in the amount of $221,290 in order to provide the Company with funds to carry on its operations, and the Company made repayments of $68,848. These advances do not bear interest, are unsecured and have no specific terms of repayment. As of December 31, 2016, the amount due for expenses paid on behalf of the Company is $370,937. The Company has not imputed interest as the amount is deemed immaterial. Additionally, Mr. Doris made several loans to the Company totaling $665,536, all accruing interest at 12%, and payable on demand. As of December 31, 2016, the total amount due to Mr. Doris for advances and expenses paid on behalf of the Company and loans is $1,036,473. Accrued interest of $73,800 is included in other payables at December 31, 2016.

The following table reflects the balances of related parties' transactions as of December 31, 2016 and 2015:

	Years ended
	December 31,
	2016	2015
Due to Mr. Tom Simeo	$36,103	$37,159
Due to Mr. James A. Doris – advances	370,937	218,496
Due to Mr. James A. Doris – demand loans	665,536	359,336
	$1,072,576	$614,991

Other than as disclosed, there were no material transactions, series of similar transaction, current transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $120,000 or 1% of the Company's total assets as of December 31, 2016, and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 14. Principal Accounting Fees and Services

The following table sets forth the fees billed by our former principal independent accounting firm, Green & Company CPA’s, and our former principal independent accounting firm, RBSM LLP, and our current principal independent accounting firm of Turner, Stone & Company, LLP, for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2016	2015
Audit Fees	$19,000	$54,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$19,000	$54,000

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

______________
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

VIKING ENERGY GROUP, INC. (Registrant)

Date: April 17, 2017	By:	/s/ James Doris
James Doris
Principal Executive Officer

In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 17, 2017	By:	/s/ Tom Simeo
Tom Simeo
Principal Financial and Accounting Officer

