Form 10-Q
period 2017-03-31
VIKING ENERGY GROUP, INC.
filed 2017-05-15
CIK 1102432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

_________________________________________________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 10, 2017, the registrant had 59,455,134 shares of common stock outstanding.

VIKING ENERGY GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIKING ENERGY GROUP, INC. Consolidated Balance Sheets (Amounts expressed in US dollars)

	March 31,	December 31,
	2017	2016
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$296,803	$18,605
Accounts receivable – oil and gas	45,042	66,176
Other receivable – related party	76,939	76,939
Prepaid expenses	96,717	87,532
Total current assets	515,501	249,252

Oil and gas properties, full cost method
Proved developed producing oil and gas properties, net	1,741,265	1,765,373
Undeveloped and non-producing oil and gas properties, net	1,210,315	1,237,489
Total oil and gas properties, net	2,951,580	3,002,862

Long term investment	-	106,930
Derivative asset	5,843	-
TOTAL ASSETS	$3,472,924	$3,359,044

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses and other current liabilities	$183,949	$179,421
Accounts payable	127,397	121,365
Derivative liability	771,493	1,136,894
Amount due to directors	1,176,792	1,072,576
Current portion of long term debt – net of debt discount	1,416,136	1,302,476
Total current liabilities	3,675,767	3,812,732
Long term debt - net of current portion and debt discount	1,537,879	1,579,469
Asset retirement obligation	841,854	833,017
TOTAL LIABILITIES	6,055,500	6,225,218

Commitments and contingencies (Note 7)

STOCKHOLDERS’ DEFICIT
Capital Stock
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 28,092 shares issued and outstanding as of March 31, 2017 and December 31, 2016	28	28
Common stock, $0.001 par value, 100,000,000 shares authorized, 59,455,134 and 53,093,192 shares issued, issuable and outstanding as of March 31, 2017 and December 31, 2016 respectively.	59,455	53,093
Additional Paid-In Capital	12,731,294	11,526,847
Prepaid equity-based compensation	(404,324)	(35,068)
Accumulated other comprehensive loss	-	(1,446)
Accumulated deficit	(14,969,029)	(14,409,628)
TOTAL STOCKHOLDERS’ DEFICIT	(2,582,576)	(2,866,174)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,472,924	$3,359,044

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. Consolidated Statements Of Operations And Comprehensive Loss (Unaudited) (Amounts expressed in US dollars)

	Three months ended,
	March 31,
	2017	2016
Revenue
Oil and gas sales	$206,863	$40,722

Operating expenses
Lease operating costs	160,518	40,984
General and administrative	270,341	120,195
Stock based compensation	347,404	165,555
Accretion - ARO	8,837	5,108
Depreciation, depletion and amortization	51,282	20,366
Total operating expenses	838,382	352,208

Loss from operations	(631,519)	(311,486)

Other income (expense)
Interest expense	(256,710)	(431,707)
Change in fair value of derivatives	336,013	(1,655,536)
Loss on sale of investments	(7,185)	-
Total other income (expense)	72,118	(2,087,243)

Net loss before income taxes	(559,401)	(2,398,729)
Income tax expense	-	-

Net loss	$(559,401)	$(2,398,729)

Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	1,446	(7,265)

Net Comprehensive Loss	$(557,955)	$(2,405,994)
Loss per common share - Basic	$(0.01)	$(0.06)
Weighted average number of common shares outstanding – basic	56,766,673	37,741,400

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. Consolidated Statements of Cash Flows (Unaudited) (Amounts expressed in US dollars)

	Three Months Ended
	March 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(559,401)	$(2,398,729)
Adjustments to reconcile net loss to cash used in operating activities:
Derivative (gain) loss	(336,013)	1,655,536
Amortization of prepaid expenses	90,815	-
Stock based compensation	347,404	165,555
Loss on sale of investments	7,185	-
Depreciation, depletion and amortization	51,282	20,366
Accretion – Asset retirement obligation	8,837	5,108
Amortization of debt discount	178,153	387,723
Changes in operating assets and liabilities
Accounts receivable	21,134	(7,604)
Accounts payable	6,032	(6,400)
Accrued expenses and other current liabilities	21,433	61,791
Amounts due to directors	39,892	35,194
Net cash used in operating activities	(123,247)	(81,460)

Cash flows from investing activities:
Purchase of oil and gas properties	-	(1,350,000)
Proceeds from sale of investments	101,191	-
Net cash provided by (used in) investing activities	101,191	(1,350,000)

Cash flows from financing activities:
Proceeds from amount due to directors	3,900	-
Repayment of amount due to directors	(144,480)	(35,775)
Proceeds from sale of common stock	331,667
Proceeds from long term debt	331,667	1,480,000
Repayment of long term debt	(222,500)	-
Net cash provided by financing activities	300,254	1,444,225

Net increase in cash	278,198	12,765

Cash, beginning of period	18,605	30,585

Cash, end of period	$296,803	$43,350
Supplemental Cash Flow Information:
Cash paid for:
Interest	$67,136	$-
Income taxes	$-	$-

Supplemental disclosure of Non-Cash Investing and Financing Activities:
Conversion of convertible note payable	$-	$6,778
Issuance of shares for oil and gas property acquisition	$-	$820,250
Issuance of warrants for 4,062,500 common shares as debt discount	$-	$416,315
Prepayment of contract through amounts due directors	$100,000	$-
Long term debt paid through amounts due directors	$104,904	$-
Issuance of shares for contract services	$700,920	$-
Sale of shares through satisfaction of unrelated notes payable	$127,215	$-
Accrued expenses exchanged for long term debt	$9,500	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited) (Amounts expressed in US dollars)

							Additional	Prepaid	Accumulated Other		Total
	Common Stock		Shares to be Issued		Preferred Stock		Paid-in	Equity-Based	Comprehensive	Accumulated	Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Capital	Compensation	Loss	Deficit	Deficit

Balances at December 31, 2015	30,333,993	$30,334	-	$-	28,092	$28	$7,960,372	$(145,562)	$(158,424)	$(8,964,441)	$(1,277,693)
Shares issued in satisfaction of debt	300,926	301					9,810				10,111
Derivative liability adjustments - satisfaction of convertible debt							685,668				685,668
Shares issued for consulting services	1,315,000	1,315					164,185				165,500
Shares issued in acquisition of oil and gas properties	14,862,021	14,862					1,430,829				1,445,691
Shares issued as prepaid equity-based compensation	5,000,000	5,000					795,000	(800,000)			-
Cancellation of shares issued as prepaid equity-based compensation	(4,000,000)	(4,000)					(636,000)	640,000			-
Sale of stock	2,841,667	2,842					423,408				426,250
Capital issuance costs							(37,500)				(37,500)
Shares issued as payment for interest expense	1,931,250	1,931					324,444				326,375
Shares issued as additional discount on debt	508,335	508					75,742				76,250
Warrants issued for services							330,889				330,889
Amortization of prepaid equity-based compensation								270,494			270,494
Unrealized gain (loss) on securities held for sale									156,978		156,978
Net loss for the year ended December 31, 2016										(5,445,187)	(5,445,187)

Balances at December 31, 2016	53,093,192	$53,093	-	$-	28,092	$28	$11,526,847	$(35,068)	$(1,446)	$(14,409,628)	$(2,866,174)

Shares issued for consulting services	62,500	63					12,437				12,500
Shares issued as prepaid equity-based compensation	3,240,000	3,240					700,920	(704,160)			-
Sale of stock	3,059,442	3,059					455,858				458,917
Derivative liability adjustments - satisfaction of convertible debt							35,232				35,232
Amortization of prepaid equity-based compensation								334,904			334,904
Unrealized gain (loss) on securities held for sale									1,446		1,446
Net loss for the year ended March 31, 2017										(559,401)	(559,401)

Balances at March 31, 2017	59,455,134	$59,455	-	$-	28,092	$28	$12,731,294	$(404,324)	$-	$(14,969,029)	$(2,582,576)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. Notes to Consolidated Financial Statements (Unaudited) (Amounts expressed in US dollars)

Note 1 Nature of Business and Going Concern

Viking Energy Group, Inc. (“Viking” or the “Company”) was incorporated under the laws of the State of Florida on May 3, 1989, as Sparta Ventures Corp. and remained inactive until June 27, 1998. After several name changes, the Company merged with and into a wholly-owned subsidiary, SinoCubate, Inc., which remained the surviving entity of the merger. SinoCubate, Inc. was formed in the State of Nevada on September 11, 2008. The merger resulted in a change of name of the Company from Synthenol Inc. to SinoCubate, Inc., and a change in the state of incorporation of the Company from Florida to Nevada. On June 13, 2012, the Company changed its name to Viking Investments Group, Inc., and the Company’s ticker symbol was changed to “VKIN.” On March 17, 2017, the Company changed its name to Viking Energy Group, Inc.

The Company's business plan is to engage in the acquisition, exploration, development and production of oil and natural gas properties, both individually and through collaborative partnerships with other companies in this field of endeavor. On March 8, 2016, the Company incorporated a wholly owned subsidiary, Viking Oil & Gas (Canada) ULC, in Alberta, Canada, to hold its Canadian oil and gas interests. In November of 2014, the Company entered into its first contract relative to oil and gas activities involving jointly controlled assets and related liabilities by purchasing an undivided 50% interest in the Joffre project located in Alberta, Canada. On February 23, 2016, the Company closed on the acquisition of working interests in four leases with access to the mineral rights (oil and gas) concerning approximately 281 acres of property in Miami and Franklin Counties in eastern Kansas. On August 30, 2016, the Company incorporated an additional wholly owned subsidiary, Mid-Con Petroleum, LLC (“Mid-Con”), in the State of Kansas to hold its current acquisitions in the central United States. On October 4, 2016, the Company, through Mid-Con, completed an acquisition whereby the Company (i) increased its working interest in three existing oil and gas leases in Miami and Franklin Counties in Eastern Kansas, and (ii) acquired a working interest in four new oil and gas leases in the same region, comprising approximately 660 acres of property.

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net comprehensive loss of $557,955, and $2,405,994 for the three months ended March 31, 2017 and 2016, respectively. The Company has accumulated a stockholders’ deficit of $2,582,576 as of March 31, 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however, there is no assurance of additional funding being available. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

Note 2   Summary of Significant Accounting Policies

a) Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in Viking’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments (unless otherwise indicated), necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

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

•	Level 3: inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets and liabilities measured at fair value as of March 31, 2017 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial Assets
Long term investment	$-	$-	$-	$1,446
Commodity Derivative	-	5,843	-	66,904
	$-	$5,843	$-	$68,350

Financial liabilities
Derivative liabilities	$-	$-	$771,493	$269,109
	$-	$-	$771,493	$269,109

Assets and liabilities measured at fair value as of December 31, 2016 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial Assets
Long term investment	$106,930	$-	$-	$156,978
	$106,930	$-	$-	$156,978

Financial liabilities
Derivative liabilities	$-	$-	$1,075,833	$265,448
Commodity Derivative	-	61,061	-	(61,061)
	$-	$61,061	$1,075,833	$204,387

The Company’s long term investment consisted of 1,437,500 common shares of Tanager Energy Inc., as of December 31, 2016, which is traded on the TSX Venture Exchange (Toronto Stock Exchange). During the three months ended March 31, 2017, the Company sold these shares. The change in the fair value of this investment that has been recognized as an unrealized gain in other comprehensive income on the statement of operations and comprehensive loss was $1,446 for the three months ended March 31, 2017, and $(7,265) for the three months ended March 31, 2016.

The Company had commodity financial derivatives in place at March 31, 2017. The Company does not designate its commodities derivative instruments as hedges and therefore does not apply hedge accounting. Changes in fair value of derivative instruments subsequent to the initial measurement are recorded as change in fair value on derivative liability, in other income (expense). The estimated fair value amounts of the Company’s commodity derivative instruments have been determined at discrete points in time based on relevant market information which resulted in the Company classifying such derivatives as Level 2. Although the Company’s commodity derivative instruments are valued using public indices, the instruments themselves are traded with unrelated counterparties and are not openly traded on an exchange.

The Company uses the Black-Scholes model to value its derivative liabilities. This model takes into account inputs such as contract terms, including maturity and market parameters, including assumptions associated with interest rates, volatility and credit worthiness. The embedded derivative assets and liabilities of the Company were $5,843 and $771,493 as of March 31, 2017, and $0 and $1,075,833 as of December 31, 2016, respectively. The change in the fair value of the derivative assets and liabilities for the three months ended March 31, 2017 consisted of an increase of $66,904 associated with commodity derivatives, a decrease in derivative liabilities of $304,341 associated with warrants and the conversion features of convertible debt, and a reduction of $35,232 associated with the satisfaction of certain convertible debt and a gain recognized in the statement of operations and comprehensive loss in the amount of $336,013.

e) Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investment securities that have original maturities of three months or less. At March 31, 2017 and December 31, 2016, the Company does not have any cash deposits in excess of FDIC insured limits.

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

g) Prepaid equity based compensation

Prepaid equity-based expenses represent amounts paid in advance through the issuance of restricted shares of stock, for future contractual benefits to be received. These expenses paid in advance are recorded as prepaid equity-based compensation as a component of “Stockholders’ Deficit” and then amortized to the statements of operations and comprehensive loss over the life of the contract using the straight-line method. At March 31, 2017 and December 31, 2016, the balances of the prepaid equity-based compensation were comprised of the following:

	March 31, 2017	December 31, 2016

In March 2016, three one-year consulting agreements with three unrelated parties for services related to the petroleum industry for a combined total amount of $800,000.	-	35,068

In January 2017, a six-month consulting agreement for services related to marketing and promotion of the Company on various platforms associated with the petroleum industry and the financial markets for a total amount of $660,000.	364,641	-

In February 2017, a one-year consulting agreement for services related to investor relations, market exposure and content development for a total amount of $44,160.	39,683

	$404,324	$35,068

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

Depreciation, depletion and amortization expense utilizing the unit-of-production method for the Company’s oil and gas properties for the three months ended March 31, 2017 and 2016 were as follows:

Oil and Gas Properties by Geographical Cost Center
	Three months ended,
	March 31,
Cost Center	2017	2016

Canada	$17,007	$2,064
United States	34,275	18,302

	$51,282	$20,366

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

k) Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and, adjusted by any effects of warrants and options outstanding, if dilutive, that may add to the number of common shares during the period. At March 31, 2017 and 2016, there were 6,582,259 and 6,059,537 common stock equivalents respectively, that were anti-dilutive and were not included in the calculation.

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

m) Comprehensive Loss

FASB ASC 220 “Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income and its components in the consolidated financial statements. For the three months ended March 31, 2017 and 2016, comprehensive income (loss) was $1,446 and $(7,265) respectively, and consisted primarily of unrealized gains and (losses) on available for sale securities.

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

The following table represents stock warrant activity as of and for the three months ended March 31, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding – December 31, 2016	5,720,834	0.19	-	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/expired/cancelled	-		-	-
Warrants Outstanding – March 31, 2017	5,720,834	$0.19	5.0 years	$-
Outstanding Exercisable – December 31, 2016	5,720,834	$0.19	5.0 years	$-
Outstanding Exercisable – March 31, 2017	5,720,834	$0.19	5.0 years	$-

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

As of March 31, 2017, and December 31, 2016, the Company had no trading and held-to-maturity securities.

The Company’s long term investment consisted of 1,437,500 common shares of Tanager Energy Inc., as of December 31, 2016, which is traded on the TSX Venture Exchange (Toronto Stock Exchange). During the three months ended March 31, 2017, the Company sold these shares. The change in the fair value of this investment, recognized as an unrealized gain in other comprehensive income on the statement of operations and comprehensive loss was $1,446 and ($7,265) for the three months ended March 31, 2017 and 2016, respectively.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the three months ended March 31, 2017 and 2016.

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

For financial reporting purposes, the operational results of the Company's oil and gas operations in Canada are prepared using the CAD, and are translated into the Company's reporting currency, the U.S. Dollar. Revenue and expenses applicable to the oil and gas operations in Alberta, Canada are translated using average rates prevailing during each reporting period. Gains or losses resulting from the settlement of foreign currency transactions are recorded as a separate component of accumulated other comprehensive loss in stockholders' deficit when realized. There have been no settlement transactions that resulted in the recognition of a foreign currency exchange gain or loss during the three months ended March 31, 2017 and 2016.

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

The following table describes the changes in the Company’s asset retirement obligations for the three months ended March 31, 2017 and the year ended December 31, 2016:

	Three months ended March 31, 2017	Year ended December 31, 2016

Asset retirement obligation – beginning	$833,017	$416,246
Oil and gas purchases	-	393,808
Accretion expense	8,837	22,963

Asset retirement obligation - ending	$841,854	$833,017

v) Recent Accounting Pronouncements

During the quarter ended March 31, 2017, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. It is effective for annual and interim reporting periods beginning after December 15, 2017. This standard permits early adoption and permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the potential impact of this standard on our financial position and results of operations, as well as our selected transition method. Based on our preliminary assessment, we believe the new standard will not have a material impact on our financial position and results of operations, as we do not expect to change the manner or timing of recognizing revenue on a majority of our revenue transactions.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard will be effective for our interim and annual periods beginning January 1, 2019, and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We are currently evaluating the timing of adoption and the potential impact of this standard on our financial position, but we do not expect it to have a material impact on our results of operations.

w) Subsequent events

The Company has evaluated all subsequent events from March 31, 2017, through the date of filing this report, and determined there are no additional items to disclose other than those disclosed in Note 8 below.

Note 3  Related Party Transactions

During April 2015, the Company made an advance to Tanager Energy Inc., in conjunction with a joint investment in the second oil well of the Joffre Project. As of March 31, 2017, the balance owed by Tanager to the Company is $153,877. The Company has determined to reserve 50% of the balance and has reduced the amount shown as other receivable – related party to $76,939 on the consolidated balance sheet.

During the three months ended March 31, 2017, the Company’s Executive Chairman and Director, Tom Simeo did not accrue payroll and made no advances to the Company. The Company paid a total of $20,000 against prior advances. Any accruals and advances do not bear interest, are unsecured and have no specific terms of repayment. As of March 31, 2017, the net amount due for prior accruals and expenses paid on behalf of the Company is $16,103. The Company has not imputed interest as the amount is deemed immaterial.

During the three months ended March 31, 2017, the Company’s CEO and Director, James Doris incurred expenses on behalf of, and made advances to the Company in the amount of $51,841 in order to provide the Company with funds to carry on its operations, and the Company made repayments of $124,480. These advances do not bear interest, are unsecured and have no specific terms of repayment. As of March 31, 2017, the amount due for advances and expenses paid on behalf of the Company is $298,299. The Company has not imputed interest as the amount is deemed immaterial. Additionally, during the three months ended March 31, 2017, Mr. Doris made several loans to the Company totaling $196,855, all accruing interest at 12%, and payable on demand. As of March 31, 2017, the total amount due to Mr. Doris for advances and expenses paid on behalf of the Company and loans is $1,160,689. Accrued interest of $97,235 is included in accrued expenses and other current liabilities at March 31, 2017.

Note 4 Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification and geographical cost center for the three months ended March 31, 2017:

	December 31, 2016	Additions	Impairments	March 31, 2017
Proved developed producing oil and gas properties
Canada cost center	$34,733	$-	$-	$34,733
United States cost center	1,787,840	-	-	1,787,840
Accumulated depreciation, depletion and amortization	(57,200)	(24,108)	-	(81,308)
Proved developed producing oil and gas properties, net	$1,765,373	$(24,108)	$-	$1,741,265

Undeveloped and non-producing oil and gas properties
Canada cost center	$371,481	$-	$-	$371,481
United States cost center	917,184	-	-	917,184
Accumulated depreciation, depletion and amortization	(51,176)	(27,174)	-	(78,350)
Undeveloped and non-producing oil and gas properties, net	$1,237,489	$(27,174)	$-	$1,210,315

Total Oil and Gas Properties, Net	$3,002,862	$(51,282)	$-	$2,951,580

The following table summarizes the Company’s oil and gas activities by classification for the year ended December 31, 2016:

	December 31, 2015	Adjustments	Impairments	December 31, 2016
Proved developed producing oil and gas properties
Canada cost center	$33,082	$1,651	$-	$34,733
United States cost center	-	2,838,943	(1,051,103)	1,787,840
Accumulated depreciation, depletion and amortization	(2,093)	(55,107)	-	(57,200)
Proved developed producing oil and gas properties, net	$30,989	$2,785,487	$(1,051,103)	$1,765,373

Undeveloped and non-producing oil and gas properties
Canada cost center	$518,269	$(1,652)	$(145,136)	$371,481
United States cost center	-	1,456,414	(539,230)	917,184
Accumulated depreciation, depletion and amortization	(32,788)	(43,464)	25,076	(51,176)
Undeveloped and non-producing oil and gas properties, net	$485,481	$1,411,298	$(659,290)	$1,237,489

Total Oil and Gas Properties, Net	$516,470	$2,092,625	$(1,710,393)	$3,002,862

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

Note 5 Capital Stock and Additional Paid-in Capital

(a) Preferred Stock

The Company is authorized to issue 5,000,000 shares of Preferred Stock, par value $0.001 per share (the “Preferred Stock”), of which 50,000 have been designated as Series C Preferred Stock (the “Series C Preferred Stock”).

Each share of Series C Preferred Stock entitles the holder to two thousand (2,000) votes on all matters submitted to a vote of the stockholders of the Company. In the event the Company shall at any time on or after the date that Preferred Stock has been issued declare or pay any dividend on common stock payable in shares of common stock, or effect a subdivision or combination or consolidation of the outstanding shares of common stock (by reclassification or otherwise than by payment of a dividend in shares of common stock) into a greater or lesser number of shares of common stock, then in each such case the number of votes per share to which holders of shares of Series C Preferred Stock were entitled immediately prior to such event shall be adjusted by multiplying such number by a fraction of the numerator of which is the number of shares of common stock outstanding immediately after such event and the denominator of which is the number of shares of common stock that were outstanding immediately prior to such event.

Each share of Series C Preferred Stock shall be convertible, at the option of the holder, at any time after the date of issuance into one share of fully paid and non-assessable common stock.

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

As of December 31, 2016, the Company, pursuant to a securities purchase agreement, sold $1,337,500 shares of its common stock at $0.15 per share.

As of December 31, 2016, the Company authorized the issuance of 315,000 common shares for services.

During January 2017, the Company issued 62,500 common shares for services.

On January 9, 2017, the Company issued 3,000,000 common shares upon the execution of a six-month services contract.

On January 25, 2017, the Company sold 333,333 common shares, pursuant to a securities purchase agreement, at $0.15 per share.

On February 16, 2017, the Company sold 666,666 common shares pursuant to a securities purchase agreement at $0.15 per share.

On March 23, 2017, the Company sold 2,059,443 common shares pursuant to a securities purchase agreement at $0.15 per share.

Note 6 Long Term Debt

Long term debt consisted of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016

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

	-	125,000

On April 29, 2016, the Company issued a total of $375,000 of 10% Secured Subordinated promissory notes with a term expiring January 12, 2017 (the “Maturity Date”), and an original issue discount of fifty percent (50%). Interest is payable on the outstanding principal of these notes at 10% per annum on the Maturity Date. The balance shown is net of unamortized discount of $8,824 at December 31, 2016.	-	366,176

On July 27, 2016, the Company issued a promissory note in the amount of $20,000, bearing interest at 12%, with an initial maturity date of August 27, 2016, and a provision for an extension of six additional terms of 30 days.		20,000

As of December 31, 2016, the Company issued a total of $630,000 of 10% Secured promissory notes with a term expiring April 3, 2017 (the “Maturity Date”), and an original issue discount of thirty-seven and one half percent (37.5%). The discount was modified to fifty percent (50%) retroactively with an extension of the maturity to June 2017. During the quarter ended March 31, 2017, the Company issued an additional $917,833 of 10% Secured promissory notes with terms expiring in June, August and September of 2017, and an original issue discount of fifty percent (50%). Interest is payable on the outstanding principal of these notes at 10% per annum on the various maturity dates. The balance shown is net of unamortized discount of $501,061 and $208,064 at March 31, 2017 and December 31, 2016 respectively.

	1,046,772	421,936

On October 4, 2016, the Company issued a non-interest bearing note, payable on demand in the amount of $203,000.	203,000	203,000

On October 4, 2016, the Company closed on a revolver loan with Crossfirst Bank in the amount of $1,800,000, payable at $15,000 per month, interest at 10%, with all unpaid principal and accrued interest payable on September 30, 2018. The balance shown is net of unamortized discount of $20,758 and $24,167 at March 31, 2017 and December 31, 2016 respectively.	1,704,243	1,745,833
	2,954,015	2,881,945
Less current portion	(1,416,136)	(1,302,476)
	$1,537,879	$1,579,469

Note 7 Commitments and contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s consolidated financial position or results of operations.

Note 8 Subsequent Events

On April 18, 2017, the Company entered into a one-year consulting agreement for services, which requires the issuance of 250,000 common shares per quarter for the term of the contract. None of these shares have been issued as of the date of filing this report.

On May 4, 2017, the Company established an Advisory Board to assist Viking with identifying and evaluating acquisition and development opportunities, and authorized the issuance of 1,000,000 common shares. None of these shares have been issued as of the date of this report.

On May 4, 2017, the Company authorized the issuance of 421,667 common shares for services. None of these shares have been issued as of the date of this report.

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

PLAN OF OPERATIONS

Overview

The Company's business plan is to engage in the acquisition, exploration, development and production of oil and natural gas properties, both individually and through collaborative partnerships with other companies in this field of endeavor. On March 8, 2016, the Company incorporated a wholly owned subsidiary, Viking Oil & Gas (Canada) ULC, in Alberta, Canada, to hold its Canadian oil and gas interests. In November of 2014, the Company entered into its first contract relative to oil and gas activities involving jointly controlled assets and related liabilities by purchasing an undivided 50% interest in the Joffre project located in Alberta, Canada. On February 23, 2016, the Company closed on the acquisition of working interests in four leases with access to the mineral rights (oil and gas) concerning approximately 281 acres of property in Miami and Franklin Counties in eastern Kansas. On August 30, 2016, the Company incorporated an additional wholly owned subsidiary, Mid-Con Petroleum, LLC (“Mid-Con”), in the State of Kansas to hold its current acquisitions in the central United States. On October 4, 2016, the Company, through Mid-Con, completed an acquisition whereby the Company (i) increased its working interest in three existing oil and gas leases in Miami and Franklin Counties in Eastern Kansas, and (ii) acquired a working interest in four new oil and gas leases in the same region, comprising approximately 660 acres of property.

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

RESULTS OF CONTINUING OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the three months ended March 31, 2017 and 2016, should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Form 10-K for the year ended December 31, 2016, filed with the SEC on April 17, 2017.

Liquidity and Capital Resources

As of March 31, 2017, and December 31, 2016, the Company had $296,803 and 18,605 in cash holdings, respectively.

Three months ended March 31, 2017, compared to the three months ended March 31, 2016

Revenue

The Company had gross revenues of $206,863 for the three months ended March 31, 2017, as compared to $40,722 for the three months ended March 31, 2017, representing its share of revenue from its 50% working interest in the Joffre Property and the revenue being generated through the oil and gas acquisitions in the central United States.

Expenses

The Company’s operating expenses increased by $486,174 to $838,382 for the three-month period ended March 31, 2017, from $352,208 in the corresponding period in 2016. The increase is mainly attributable to increased lease operating costs commensurate with increased production, an increase in general and administrative expenses, and a significant increase in stock-based compensation during the three-month period ended March 31, 2017, as compared to the three-month period ended March 31, 2016.

Other income (expense)

The Company had other income (expense) of $72,118 for the three months ended March 31, 2017, as compared to ($2,087,243) for the three months ended March 31, 2016. This increase in other income is a result of a reduced interest expense of $256,710 for the three months ended March 31, 2017, as compared to $431,707 for the three months ended March 31, 2016, offset by a derivative gain of $336,013 for the three months ended March 31, 2017, as compared to a derivative loss of $1,655,536 for the three months ended March 31, 2016.

Net Income (Loss)

The Company incurred a net loss of $559,401 during the three-month period ended March 31, 2017, compared with a net loss of $2,398,729 for the three-month period ended March 31, 2017. The decrease in net loss was mainly due to the items referred to in the analysis of operating expenses and other income (expense).

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Management and directors will continue to monitor and evaluate the effectiveness of the Company's internal controls and procedures and the Company's internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. There were no changes in Internal Control over Financial Reporting during the quarter ended March 31, 2017.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of March 31, 2017, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of operations.

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

During November 2016, the Company authorized the issuance of 508,335 common shares as an additional discount on debt previously issued, and an amendment extending the due date of the debt.

On December 30, 2016, the Company sold 66,667 common shares pursuant to a securities purchase agreement, at $0.15 per share.

As of December 31, 2016, the Company, pursuant to a securities purchase agreement, sold $1,337,500 shares of its common stock at $0.15 per share.

As of December 31, 2016, the Company authorized the issuance of 315,000 common shares for services.

During January 2017, the Company issued 62,500 common shares for services.

On January 9, 2017, the Company issued 3,000,000 common shares upon the execution of a six-month services contract.

On January 25, 2017, the Company sold 333,333 common shares, pursuant to a securities purchase agreement, at $0.15 per share.

On February 16, 2017, the Company sold 666,666 common shares pursuant to a securities purchase agreement at $0.15 per share.

On March 23, 2017, the Company sold 2,059,443 common shares pursuant to a securities purchase agreement at $0.15 per share.

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

10.2	Purchase, Sale and Capital Contribution Agreement (incorporated by reference to our Annual Report on Form 10-K/A filed on May 16, 2016)
10.3*	Purchase, Sale and Capital Contribution Agreement
10.4*	Purchase, Sale and Capital Contribution Agreement
10.5*	Purchase, Sale and Capital Contribution Agreement
10.6*	Purchase, Sale and Capital Contribution Agreement
10.7*	Acknowledgment and Agreement
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

_______

* Filed herewith.

ITEM 7. OFF BALANCE-SHEET ARRANGEMENTS

None.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIKING ENERGY GROUP, INC. (Registrant)

By:	/s/ James Doris	Date: May 15, 2017
Principal Executive Officer

In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Tom Simeo	Date: May 15, 2017
Principal Financial and Accounting Officer

