Form 10-Q
period 2017-06-30
VIKING ENERGY GROUP, INC.
filed 2017-08-18
CIK 1102432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 9, 2017, the registrant had 62,599,577 shares of common stock outstanding.

VIKING ENERGY GROUP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIKING ENERGY GROUP, INC.
Consolidated Balance Sheets
(Amounts expressed in US dollars)

	June 30,	December 31,
	2017	2016
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$9	$18,605
Accounts receivable – oil and gas	70,504	66,176
Other receivable – related party	76,939	76,939
Prepaid expenses	24,618	87,532
Total current assets	172,070	249,252

Oil and gas properties, full cost method
Proved developed producing oil and gas properties, net	1,717,674	1,765,373
Undeveloped and non-producing oil and gas properties, net	1,198,297	1,237,489
Total oil and gas properties, net	2,915,971	3,002,862

Long term investment	-	106,930
Derivative asset	43,203	-
TOTAL ASSETS	$3,131,244	$3,359,044

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses and other current liabilities	$250,947	$179,421
Accounts payable	72,467	121,365
Derivative liability	689,767	1,136,894
Amount due to directors	1,077,677	1,072,576
Current portion of long term debt – net of debt discount	1,794,076	1,302,476
Total current liabilities	3,884,933	3,812,732
Long term debt - net of current portion and debt discount	1,496,326	1,579,469
Asset retirement obligation	851,658	833,017
TOTAL LIABILITIES	6,232,918	6,225,218

Commitments and contingencies (Note 7)

STOCKHOLDERS’ DEFICIT
Capital Stock
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 28,092 shares issued and outstanding as of June 30, 2017 and December 31, 2016	28	28
Common stock, $0.001 par value, 100,000,000 shares authorized, 62,599,577 and 53,093,192 shares issued, issuable and outstanding as of June 30, 2017 and December 31, 2016 respectively.	62,600	53,093
Additional Paid-In Capital	13,256,690	11,526,847
Prepaid equity-based compensation	(129,250)	(35,068)
Accumulated other comprehensive loss	-	(1,446)
Accumulated deficit	(16,291,742)	(14,409,628)
TOTAL STOCKHOLDERS’ DEFICIT	(3,101,674)	(2,866,174)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,131,244	$3,359,044

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC.
Consolidated Statements Of Operations And Comprehensive Loss
(Unaudited)
(Amounts expressed in US dollars)

	Three months ended,		Six months ended,
	June 30,		June 30,
	2017	2016	2017	2016

Revenue
Oil and gas sales	$160,430	$85,864	$367,293	$126,586

Operating expenses
Lease operating costs	104,066	58,333	264,584	99,317
General and administrative	215,582	132,901	485,923	253,096
Stock based compensation	803,616	240,589	1,151,020	406,144
Accretion - ARO	9,804	5,171	18,641	10,279
Depreciation, depletion and amortization	35,609	28,250	86,891	48,616
Total operating expenses	1,168,677	465,244	2,007,059	817,452

Loss from operations	(1,008,247)	(379,380)	(1,639,766)	(690,866)

Other income (expense)
Interest expense	(433,551)	(992,200)	(690,261)	(1,423,907)
Change in fair value of derivatives	119,085	(276,059)	455,098	(1,931,595)
Loss on sale of investments	-	-	(7,185)	-
Gain on settlement of debt	-	75,000	-	75,000
Total other income (expense)	(314,466)	(1,193,259)	(242,348)	(3,280,502)

Net loss before income taxes	(1,322,713)	(1,572,639)	(1,882,114)	(3,971,368)
Income tax expense			-	-

Net loss	$(1,322,713)	$(1,572,639)	$(1,882,114)	$(3,971,368)

Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	159,322	1,446	152,057

Net Comprehensive Loss	$(1,322,713)	$(1,413,317)	$(1,880,668)	$(3,819,311)
Loss per common share - Basic	$(0.02)	$(0.03)	$(0.03)	$(0.09)
Weighted average number of common shares outstanding – basic	61,272,870	47,150,304	59,032,220	42,445,852

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Amounts expressed in US dollars)

	Six Months Ended
	June 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(1,882,114)	$(3,971,368)
Adjustments to reconcile net loss to cash used in operating activities:
Derivative (gain) loss	(455,098)	1,931,595
Amortization of prepaid expenses	162,914	-
Stock based compensation	1,151,020	406,144
Loss on sale of investments	7,185	-
Depreciation, depletion and amortization	86,891	48,616
Accretion – Asset retirement obligation	18,641	10,279
Amortization of debt discount	514,540	1,218,090
Changes in operating assets and liabilities
Accounts receivable	(4,328)	(15,828)
Accounts payable	(48,898)	(75,837)
Accrued expenses and other current liabilities	88,429	132,426
Amounts due to directors	94,871	52,758
Net cash used in operating activities	(265,947)	(263,125)

Cash flows from investing activities:
Purchase of oil and gas properties	-	(1,350,000)
Proceeds from sale of investments	101,191	-
Net cash provided by (used in) investing activities	101,191	(1,350,000)

Cash flows from financing activities:
Proceeds from amount due to directors	5,350	-
Repayment of amount due to directors	(300,024)	(46,056)
Proceeds from sale of common stock	331,667	187,500
Common stock issuance costs	-	(37,500)
Proceeds from long term debt	331,667	1,667,500
Repayment of long term debt	(222,500)	(170,500)
Net cash provided by financing activities	146,160	1,600,944

Net decrease in cash	(18,596)	(12,181)
Cash, beginning of period	18,605	30,585

Cash, end of period	$9	$18,404
Supplemental Cash Flow Information:
Cash paid for:
Interest	$99,909	$90,252
Income taxes	$-	$-

Supplemental disclosure of Non-Cash Investing and Financing Activities:
Conversion of convertible note payable	$-	$6,778
Issuance of shares for oil and gas property acquisition	$-	$820,250
Issuance of warrants for 4,062,500 common shares as debt discount	$-	$416,315
Prepayment of contract through amounts due directors	$100,000	$-
Long term debt paid through amounts due directors	$104,904	$-
Issuance of shares for contract services	$700,920	$-
Sale of shares through satisfaction of unrelated notes payable	$127,.215	$-
Accrued expenses exchanged for long term debt	$9,500	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC.
Consolidated Statements of Changes in Stockholders’ Deficit
(Unaudited)
(Amounts expressed in US dollars)

									Accumulated
							Additional	Prepaid	Other		Total
	Common Stock		Shares to be Issued		Preferred Stock		Paid-in	Equity-Based	Comprehensive	Accumulated	Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Capital	Compensation	Loss	Deficit	Deficit

Balances at December 31, 2015	30,333,993	$30,334	-	$-	28,092	$28	$7,960,372	$(145,562)	$(158,424)	$(8,964,441)	$(1,277,693)
Shares issued in satisfaction of debt	300,926	301					9,810				10,111
Derivative liability adjustments - satisfaction of convertible debt							685,668				685,668
Shares issued for consulting services	1,315,000	1,315					164,185				165,500
Shares issued in acquisition of oil and gas properties	14,862,021	14,862					1,430,829				1,445,691
Shares issued as prepaid equity-based compensation	5,000,000	5,000					795,000	(800,000)			-
Cancellation of shares issued as prepaid equity-based compensation	(4,000,000)	(4,000)					(636,000)	640,000			-
Sale of stock	2,841,667	2,842					423,408				426,250
Capital issuance costs							(37,500)				(37,500)
Shares issued as payment for interest expense	1,931,250	1,931					324,444				326,375
Shares issued as additional discount on debt	508,335	508					75,742				76,250
Warrants issued for services							330,889				330,889
Amortization of prepaid equity-based compensation								270,494			270,494
Unrealized gain (loss) on securities held for sale									156,978		156,978
Net loss for the year ended December 31, 2016										(5,445,187)	(5,445,187)

Balances at December 31, 2016	53,093,192	$53,093	-	$-	28,092	$28	$11,526,847	$(35,068)	$(1,446)	$(14,409,628)	$(2,866,174)

Shares issued for consulting services	2,561,943	2,563					433,092				435,655
Shares issued as prepaid equity-based compensation	3,885,000	3,885					805,661	(809,546)			-
Sale of stock	3,059,442	3,059					455,858				458,917
Derivative liability adjustments - satisfaction of convertible debt							35,232				35,232
Amortization of prepaid equity-based compensation								715,364			715,364
Unrealized gain (loss) on securities held for sale									1,446		1,446
Net loss for the six months ended June 30, 2017										(1,882,114)	(1,882,114)

Balances at June 30, 2017	62,599,577	$62,600	-	$-	28,092	$28	$13,256,690	$(129,250)	$-	$(16,291,742)	$(3,101,674)

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

The Company’s business plan is to engage in the acquisition, exploration, development and production of oil and natural gas properties, both individually and through collaborative partnerships with other companies in this field of endeavor. On March 8, 2016, the Company incorporated a wholly owned subsidiary, Viking Oil & Gas (Canada) ULC, in Alberta, Canada, to hold its Canadian oil and gas interests. In November of 2014, the Company entered into its first contract relative to oil and gas activities involving jointly controlled assets and related liabilities by purchasing an undivided 50% interest in the Joffre project located in Alberta, Canada. On February 23, 2016, the Company closed on the acquisition of working interests in four leases with access to the mineral rights (oil and gas) concerning approximately 281 acres of property in Miami and Franklin Counties in eastern Kansas. On August 30, 2016, the Company incorporated an additional wholly owned subsidiary, Mid-Con Petroleum, LLC (“Mid-Con”), in the State of Kansas to hold its current acquisitions in the central United States. On October 4, 2016, the Company, through Mid-Con, completed an acquisition whereby the Company (i) increased its working interest in three existing oil and gas leases in Miami and Franklin Counties in Eastern Kansas, and (ii) acquired a working interest in four new oil and gas leases in the same region, comprising approximately 660 acres of property.

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net comprehensive loss of $1,880,668, and $3,819,311 for the six months ended June 30, 2017 and 2016, respectively. The Company has accumulated a stockholders’ deficit of $3,101,674 as of June 30, 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however, there is no assurance of additional funding being available. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

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

•	Level 3: inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets and liabilities measured at fair value as of June 30, 2017 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial Assets
Long term investment	$-	$-	$-	$1,446
Commodity Derivative	-	43,203	-	104,264
	$-	$43,203	$-	$105,710

Financial liabilities
Derivative liabilities	$-	$-	$689,767	$350,834
	$-	$-	$689,767	$350,834

Assets and liabilities measured at fair value as of December 31, 2016 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial Assets
Long term investment	$106,930	$-	$-	$156,978
	$106,930	$-	$-	$156,978

Financial liabilities
Derivative liabilities	$-	$-	$1,075,833	$265,448
Commodity Derivative	-	61,061	-	(61,061)
	$-	$61,061	$1,075,833	$204,387

The Company’s long term investment consisted of 1,437,500 common shares of Tanager Energy Inc., as of December 31, 2016, which is traded on the TSX Venture Exchange (Toronto Stock Exchange). During the three months ended March 31, 2017, the Company sold these shares. The change in the fair value of this investment that has been recognized as an unrealized gain in other comprehensive income on the statement of operations and comprehensive loss was $1,446 for the six months ended June 30, 2017, and $152,057 for the six months ended June 30, 2016.

The Company had commodity financial derivatives in place at June 30, 2017. The Company does not designate its commodities derivative instruments as hedges and therefore does not apply hedge accounting. Changes in fair value of derivative instruments subsequent to the initial measurement are recorded as change in fair value on derivative liability, in other income (expense). The estimated fair value amounts of the Company’s commodity derivative instruments have been determined at discrete points in time based on relevant market information which resulted in the Company classifying such derivatives as Level 2. Although the Company’s commodity derivative instruments are valued using public indices, the instruments themselves are traded with unrelated counterparties and are not openly traded on an exchange.

The Company uses the Black-Scholes model to value its derivative liabilities. This model takes into account inputs such as contract terms, including maturity and market parameters, including assumptions associated with interest rates, volatility and credit worthiness. The embedded derivative assets and liabilities of the Company were $43,203 and $689,767 as of June 30, 2017, and $0 and $1,075,833 as of December 31, 2016, respectively. The change in the fair value of the derivative assets and liabilities for the six months ended June 30, 2017 consisted of an increase of $104,264 associated with commodity derivatives, a decrease in derivative liabilities of $350,834 associated with warrants and the conversion features of convertible debt, and a reduction of $35,232 associated with the satisfaction of certain convertible debt and a gain recognized in the statement of operations and comprehensive loss in the amount of $455,098.

e) Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investment securities that have original maturities of three months or less. At June 30, 2017 and December 31, 2016, the Company does not have any cash deposits in excess of FDIC insured limits.

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

g) Prepaid equity based compensation

Prepaid equity-based expenses represent amounts paid in advance through the issuance of restricted shares of stock, for future contractual benefits to be received. These expenses paid in advance are recorded as prepaid equity-based compensation as a component of “Stockholders’ Deficit” and then amortized to the statements of operations and comprehensive loss over the life of the contract using the straight-line method. At June 30, 2017 and December 31, 2016, the balances of the prepaid equity-based compensation were comprised of the following:

	June 30, 2017	December 31, 2016

In March 2016, three one-year consulting agreements with three unrelated parties for services related to the petroleum industry for a combined total amount of $800,000.	-	35,068

In January 2017, a six-month consulting agreement for services related to marketing and promotion of the Company on various platforms associated with the petroleum industry and the financial markets for a total amount of $660,000.	32,818	-

In February 2017, a one-year consulting agreement for services related to investor relations, market exposure and content development for a total amount of $44,160.	28,674	-

In April 2017, a one-year consulting agreement comprised of four quarterly incremental installments for services related to analysis of potential oil and gas acquisitions, for an initial quarterly amount of $40,250.	7,961	-

In June 2017, a six-month consulting agreement for services related to investor relations and social media for a total amount of $65,136.	59,797	-

	$129,250	$35,068

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

Depreciation, depletion and amortization expense utilizing the unit-of-production method for the Company’s oil and gas properties for the three and six months ended June 30, 2017 and 2016 were as follows:

Oil and Gas Properties by Geographical Cost Center
	Three months ended		Six months ended,
	June 30, 2017		June 30,
Cost Center	2017	2016	2017	2016

Canada	$221	3,348	$17,228	$5,412
United States	35,388	24,902	69,663	43,204

	$35,609	$28,250	$86,891	$48,616

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

k) Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and, adjusted by any effects of warrants and options outstanding, if dilutive, that may add to the number of common shares during the period. At June 30, 2017 and 2016, there were 6,582,259 and 6,059,537 common stock equivalents respectively, that were anti-dilutive and were not included in the calculation.

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

m) Comprehensive Loss

FASB ASC 220 “Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income and its components in the consolidated financial statements. For the six months ended June 30, 2017 and 2016, comprehensive income (loss) was $1,446 and $152,057 respectively, and consisted primarily of unrealized gains and (losses) on available for sale securities.

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

The following table represents stock warrant activity as of and for the six months ended June 30, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Warrants Outstanding – December 31, 2016	5,720,834	0.19	4.0 years	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/expired/cancelled	-		-	-
Warrants Outstanding – June 30, 2017	5,720,834	$0.19	4.0 years	$-
Outstanding Exercisable – December 31, 2016	5,720,834	$0.19	4.0 years	$-
Outstanding Exercisable – June 30, 2017	5,720,834	$0.19	4.0 years	$-

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

As of June 30, 2017, and December 31, 2016, the Company had no trading and held-to-maturity securities.

The Company’s long term investment consisted of 1,437,500 common shares of Tanager Energy Inc., as of December 31, 2016, which is traded on the TSX Venture Exchange (Toronto Stock Exchange). During the three months ended March 31, 2017, the Company sold these shares. The change in the fair value of this investment, recognized as an unrealized gain in other comprehensive income on the statement of operations and comprehensive loss was $1,446 and 152,057 for the six months ended June 30, 2017 and 2016, respectively.

q) Impairment of long-lived assets

In accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company is required to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset’s expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the six months ended June 30, 2017 and 2016.

r) Foreign Currency Exchange

An entity’s functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. The functional currency of the parent company is the U.S. Dollar. The reporting currency of the Company is the U.S. Dollar. The Company has oil and gas operations in Alberta, Canada in which the Canadian Dollar (“CAD” or “CS” herein) is the primary economic environment. The reporting currency of these consolidated financial statements is the U.S. Dollar.

For financial reporting purposes, the operational results of the Company’s oil and gas operations in Canada are prepared using the CAD, and are translated into the Company’s reporting currency, the U.S. Dollar. Revenue and expenses applicable to the oil and gas operations in Alberta, Canada are translated using average rates prevailing during each reporting period. Gains or losses resulting from the settlement of foreign currency transactions are recorded as a separate component of accumulated other comprehensive loss in stockholders’ deficit when realized. There have been no settlement transactions that resulted in the recognition of a foreign currency exchange gain or loss during the six months ended June 30, 2017 and 2016.

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

The following table describes the changes in the Company’s asset retirement obligations for the six months ended June 30, 2017 and the year ended December 31, 2016:

	Six months ended June 30, 2017	Year ended December 31, 2016

Asset retirement obligation – beginning	$833,017	$416,246
Oil and gas purchases	-	393,808
Accretion expense	18,641	22,963

Asset retirement obligation - ending	$851,658	$833,017

v) Recent Accounting Pronouncements

During the six months ended June 30, 2017, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

w) Subsequent events

The Company has evaluated all subsequent events from June 30, 2017, through the date of filing this report, and determined there are no additional items to disclose other than those disclosed in Note 8 below.

Note 3. Related Party Transactions

During April 2015, the Company made an advance to Tanager Energy Inc., in conjunction with a joint investment in the second oil well of the Joffre Project. As of June 30, 2017, the balance owed by Tanager to the Company is $153,877. The Company has determined to reserve 50% of the balance and has reduced the amount shown as other receivable – related party to $76,939 on the consolidated balance sheet.

On May 16, 2017, Tom Simeo, formerly the Company’s Executive Chairman and a Director, resigned from all positions with the Company. During the six months ended June 30, 2017, Tom Simeo did not accrue payroll and made no advances to the Company. The Company paid a total of $20,643 against prior advances. Concurrent with his resignation, Mr. Simeo waived any remaining balance of prior advances previously payable to him. Any accruals and advances do not bear interest, are unsecured and have no specific terms of repayment. As of June 30, 2017, there are no remaining balances payable to Mr. Simeo.

During the six months ended June 30, 2017, the Company’s CEO and Director, James Doris incurred expenses on behalf of, and made advances to the Company in the amount of $100,221 in order to provide the Company with funds to carry on its operations, and the Company made repayments of $279,381. These advances do not bear interest, are unsecured and have no specific terms of repayment. As of June 30, 2017, the amount due for advances and expenses paid on behalf of the Company is $215,286. The Company has not imputed interest as the amount is deemed immaterial. Additionally, during the six months ended June 30, 2017, Mr. Doris made several loans to the Company totaling $196,855, all accruing interest at 12%, and payable on demand. As of June 30, 2017, the total amount due to Mr. Doris for advances and expenses paid on behalf of the Company and loans is $1,077,677. Accrued interest of $123,036 is included in accrued expenses and other current liabilities at June 30, 2017.

Note 4. Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification and geographical cost center for the six months ended June 30, 2017:

	December 31,			June 30,
	2016	Additions	Impairments	2017
Proved developed producing oil and gas properties
Canada cost center	$34,733	$-	$-	$34,733
United States cost center	1,787,840	-	-	1,787,840
Accumulated depreciation, depletion and amortization	(57,200)	(47,699)	-	(104,899)
Proved developed producing oil and gas properties, net	$1,765,373	$(47,699)	$-	$1,717,674

Undeveloped and non-producing oil and gas properties
Canada cost center	$371,481	$-	$-	$371,481
United States cost center	917,184	-	-	917,184
Accumulated depreciation, depletion and amortization	(51,176)	(39,192)	-	(90,368)
Undeveloped and non-producing oil and gas properties, net	$1,237,489	$(39,192)	$-	$1,198,297

Total Oil and Gas Properties, Net	$3,002,862	$(86,891)	$-	$2,915,971

The following table summarizes the Company’s oil and gas activities by classification for the year ended December 31, 2016:

	December 31,			December 31,
	2015	Adjustments	Impairments	2016
Proved developed producing oil and gas properties
Canada cost center	$33,082	$1,651	$-	$34,733
United States cost center	-	2,838,943	(1,051,103)	1,787,840
Accumulated depreciation, depletion and amortization	(2,093)	(55,107)	-	(57,200)
Proved developed producing oil and gas properties, net	$30,989	$2,785,487	$(1051103)	$1,765,373

Undeveloped and non-producing oil and gas properties
Canada cost center	$518,269	$(1,652)	$(145,136)	$371,481
United States cost center	-	1,456,414	(539,230)	917,184
Accumulated depreciation, depletion and amortization	(32,788)	(43,464)	25,076	(51,176)
Undeveloped and non-producing oil and gas properties, net	$485,481	$1,411,298	$(659,290)	$1,237,489

Total Oil and Gas Properties, Net	$516,470	$2,092,625	$(1,710,393)	$3,002,862

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

To facilitate these acquisitions, the Company borrowed $1,625,000 from private lenders pursuant to a 15% Senior Secured Convertible Promissory Note (the “Note”), arranged through a licensed broker/dealer, with the primary terms of the loan being as follows: (i) Term – 6 months; (ii) Rate – 15% per annum; (iii) Security – 1st ranking charge against company assets pursuant to a Security and Pledge Agreement (the “Security Agreement”); (iv) Conversion – the lenders have a right to convert all or part of the note into common stock of Viking at a price of $0.15 per share, subject to certain ownership restrictions; and (v) Warrants – the lenders were given an option to purchase, within the next 5 years, 4,062,500 shares of common stock of Viking at an exercise price of $0.20 per share pursuant to a Common Stock Purchase Warrant. Viking’s CEO and director, James Doris, also personally guaranteed repayment of the loan and granted the lenders a security interest in his assets.

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

On April 1, 2017, the Company issued 77,777 common shares as compensation for an extended maturity date on debt.

On April 18, 2017, the Company issued 250,000 common shares pursuant to a one-year consulting agreement.

On May 3, 2017, the Company issued 1,000,000 common shares for services.

On May 3, 2017, the Company issued 59,625 common shares for services.

On May 4, 2017, the Company issued 340,292 common shares for services.

On May 4, 2017, the Company issued 21,750 common shares for services.

On May 12, 2017, the Company issued 1,000,000 common shares for services

On June 15, 2017, the Company issued 395,000 common shares upon the execution of a six-month consulting agreement.

Note 6. Long Term Debt

Long term debt consisted of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016

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

As of December 31, 2016, the Company issued a total of $630,000 of 10% Secured promissory notes with a term expiring April 3, 2017 (the “Maturity Date”), and an original issue discount of thirty-seven and one half percent (37.5%). The discount was modified to fifty percent (50%) retroactively with an extension of the maturity to June 2017. During the quarter ended March 31, 2017, the Company issued an additional $917,833 of 10% Secured promissory notes with terms expiring in June, August and September of 2017, and an original issue discount of fifty percent (50%). Interest is payable on the outstanding principal of these notes at 10% per annum on the various maturity dates. The balance shown is net of unamortized discount of $ $168,120 and $208,064 at June 30, 2017 and December 31, 2016 respectively.

	1,379,713	421,936

On October 4, 2016, the Company issued a non-interest bearing note, payable on demand in the amount of $203,000.	203,000	203,000

On October 4, 2016, the Company closed on a revolver loan with Crossfirst Bank in the amount of $1,800,000, payable at $15,000 per month, interest at 10%, with all unpaid principal and accrued interest payable on September 30, 2018. The balance shown is net of unamortized discount of $20,758 and $17,311 at June 30, 2017 and December 31, 2016 respectively.	1,707,689	1,745,833
	3,290,402	2,881,945
Less current portion	(1,794,076)	(1,302,476)
	$1,496,326	$1,579,469

Note 7. Commitments and contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s consolidated financial position or results of operations.

Note 8. Subsequent Events

The Company has evaluated subsequent events from June 30, 2017, through the date of filing this Form 10-Q, and determined there are no additional items to disclose other than the below.

Between July 3, 2017, and August 8, 2017, the Company borrowed $1,475,000 from private lenders pursuant to a 10% Secured Convertible Promissory Note (the “Note”), arranged through a licensed broker/dealer, with the primary terms of the loan being as follows (the “PIC Private Placement”): (i) Term – 12 months; (ii) Rate – 10% per annum; (iii) Security – security interest against and pledge of all of the membership interests/units of Viking’s subsidiary, Mid-Con Petroleum, LLC, pursuant to a Security and Pledge Agreement (the “Security Agreement”); (iv) Conversion – the lenders have a right to convert up to 50% of the Note into common stock of Viking at a price of $0.25 per share, subject to certain ownership restrictions; (v) Warrants – the lenders were given an option to purchase, within the next 5 years, 1,475,000 shares of common stock of Viking at an exercise price of $0.30 per share pursuant to a Common Stock Purchase Warrant (the “Warrant”); and (vi) Stock – the lenders are to be issued a total of 590,000 shares of common stock of Viking. The PIC Private Placement permitted the Company to raise up to $7,500,000 on the aforementioned terms. Following August 8, 2017, the PIC Private Placement was terminated, and the Company commenced a new private placement, through another licensed broker/dealer (the “FAS Private Placement”) on the following terms: (i) Investment Type – debt evidenced by a secured promissory note; (ii) Term – 12 months with the Company having a right to extend the term for a further 12 months at an increased interest rate (i.e. 12.5%) and in exchange for issuing additional common stock to an investor (i.e. 200,000 shares for every $100,000 invested); (iii) Initial Interest Rate – 10% per annum; (iv) Security – security interest against and pledge of all of the membership interests/units of a new, wholly-owned subsidiary to be incorporated by the Company; and (v) Stock – each investor is entitled to receive 150,000 shares of common stock of the Company for every $100,000 invested. The Company is permitted to raise up to $6,500,000 (up to $8,000,000 with an over-allotment option) under the FAS Private Placement, the proceeds of which will be used to repay existing loans, purchase an interest in new oil and gas leases, drill new oil wells on existing or acquired oil and gas leases, and for general working capital purposes. There is no guarantee the Company will raise $6,500,000 or any other amount under the FAS Private Placement. On August 15, 2017, the Company borrowed $150,000 from a private lender pursuant to the FAS Private Placement, and that private placement remains open as of the date hereof.

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

PLAN OF OPERATIONS

Overview

The Company’s business plan is to engage in the acquisition, exploration, development and production of oil and natural gas properties, both individually and through collaborative partnerships with other companies in this field of endeavor. On March 8, 2016, the Company incorporated a wholly owned subsidiary, Viking Oil & Gas (Canada) ULC, in Alberta, Canada, to hold its Canadian oil and gas interests. In November of 2014, the Company entered into its first contract relative to oil and gas activities involving jointly controlled assets and related liabilities by purchasing an undivided 50% interest in the Joffre project located in Alberta, Canada. On February 23, 2016, the Company closed on the acquisition of working interests in four leases with access to the mineral rights (oil and gas) concerning approximately 281 acres of property in Miami and Franklin Counties in eastern Kansas. On August 30, 2016, the Company incorporated an additional wholly owned subsidiary, Mid-Con Petroleum, LLC (“Mid-Con”), in the State of Kansas to hold its current acquisitions in the central United States. On October 4, 2016, the Company, through Mid-Con, completed an acquisition whereby the Company (i) increased its working interest in three existing oil and gas leases in Miami and Franklin Counties in Eastern Kansas, and (ii) acquired a working interest in four new oil and gas leases in the same region, comprising approximately 660 acres of property.

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

RESULTS OF CONTINUING OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the three and six months ended June 30, 2017 and 2016, should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Form 10-K for the year ended December 31, 2016, filed with the SEC on April 17, 2017.

Liquidity and Capital Resources

As of June 30, 2017, and December 31, 2016, the Company had $9 and 18,605 in cash holdings, respectively.

Three months ended June 30, 2017, compared to the three months ended June 30, 2016

Revenue

The Company had gross revenues of $160,430 for the three months ended June 30, 2017, as compared to $85,864 for the three months ended June 30, 2017, representing its share of revenue from its 50% working interest in the Joffre Property and the revenue being generated through the oil and gas acquisitions in the central United States.

Expenses

The Company’s operating expenses increased by $703,433 to $1,168,677 for the three-month period ended June 30, 2017, from $465,244 in the corresponding period in 2016. The increase is mainly attributable to increased lease operating costs commensurate with increased production, an increase in general and administrative expenses, and a significant increase in stock-based compensation during the three-month period ended June 30, 2017, as compared to the three-month period ended June 30, 2016.

Other income (expense)

The Company had other income (expense) of $(314,466) for the three months ended June 30, 2017, as compared to ($1,193,259) for the three months ended June 30, 2016. This increase in other income is a result of a reduced interest expense of $433,551 for the three months ended June 30, 2017, as compared to $992,200 for the three months ended June 30, 2016, offset by a derivative gain of $119,085 for the three months ended June 30, 2017, as compared to a derivative loss of $276,059 for the three months ended June 30, 2016.

Net Income (Loss)

The Company incurred a net loss of $1,322,713 during the three-month period ended June 30, 2017, compared with a net loss of $1,572,639 for the three-month period ended June 30, 2016. The decrease in net loss was mainly due to the items referred to in the analysis of operating expenses and other income (expense).

Six months ended June 30, 2017, compared to the six months ended June 30, 2016

Revenue

The Company had gross revenues of $367,293 for the six months ended June 30, 2017, as compared to $126,586 for the six months ended June 30, 2017, representing its share of revenue from its 50% working interest in the Joffre Property and the revenue being generated through the oil and gas acquisitions in the central United States.

Expenses

The Company’s operating expenses increased by $1,189,607 to $2,007,059 for the six-month period ended June 30, 2017, from $817,452 in the corresponding period in 2016. The increase is mainly attributable to increased lease operating costs commensurate with increased production, an increase in general and administrative expenses, and a significant increase in stock-based compensation during the six-month period ended June 30, 2017, as compared to the six-month period ended June 30, 2016.

Other income (expense)

The Company had other income (expense) of $(242,348) for the six months ended June 30, 2017, as compared to ($3,280,502) for the six months ended June 30, 2016. This increase in other income is a result of a reduced interest expense of $690,261 for the six months ended June 30, 2017, as compared to $1,423,907 for the six months ended June 30, 2016, offset by a derivative gain of $455,098 for the six months ended June 30, 2017, as compared to a derivative loss of $1,931,595 for the six months ended June 30, 2016.

Net Income (Loss)

The Company incurred a net loss of $1,882,114 during the six-month period ended June 30, 2017, compared with a net loss of $3,971,368 for the six-month period ended June 30, 2016. The decrease in net loss was mainly due to the items referred to in the analysis of operating expenses and other income (expense).

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

The full cost method requires the Company to calculate quarterly, by cost center, a “ceiling,” or limitation on the amount of properties that can be capitalized on the balance sheet. To the extent capitalized costs of oil and natural gas properties, less accumulated depletion and related deferred taxes exceed the sum of the discounted future net revenues of proved oil and natural gas reserves, the lower of cost or estimated fair value of unproved properties subject to amortization, the cost of properties not being amortized, and the related tax amounts, such excess capitalized costs are charged to expense.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Management and directors will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and the Company’s internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. There were no changes in Internal Control over Financial Reporting during the quarter ended June 30, 2017.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of June 30, 2017, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 1, 2017, the Company issued 77,777 common shares to a third-party creditor as compensation for an extended maturity date on debt.

On April 18, 2017, the Company issued 250,000 common shares to a third-party consultant pursuant to a one-year consulting agreement.

On May 3, 2017, the Company issued 1,000,000 common shares to third-party consultants for services.

On May 3, 2017, the Company issued 59,625 common shares to a third-party consultant for services.

On May 4, 2017, the Company issued 340,292 common shares to a third-party consultant for services.

On May 4, 2017, the Company issued 21,750 common shares to a third-party consultant for services.

On May 12, 2017, the Company issued 1,000,000 common shares to a company controlled by a former officer for services.

On June 15, 2017, the Company issued 395,000 common shares to a third-party consultant upon the execution of a six-month consulting agreement.

The share issuances described above were issued pursuant to exemptions from registration requirements relying on Section 4(a)(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D promulgated thereunder as there was no general solicitation, and the transactions did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Between July 3, 2017, and August 8, 2017, the Company borrowed $1,475,000 from private lenders pursuant to a 10% Secured Convertible Promissory Note (the “Note”), arranged through a licensed broker/dealer, with the primary terms of the loan being as follows (the “PIC Private Placement”): (i) Term – 12 months; (ii) Rate – 10% per annum; (iii) Security – security interest against and pledge of all of the membership interests/units of Viking’s subsidiary, Mid-Con Petroleum, LLC, pursuant to a Security and Pledge Agreement (the “Security Agreement”); (iv) Conversion – the lenders have a right to convert up to 50% of the Note into common stock of Viking at a price of $0.25 per share, subject to certain ownership restrictions; (v) Warrants – the lenders were given an option to purchase, within the next 5 years, 1,475,000 shares of common stock of Viking at an exercise price of $0.30 per share pursuant to a Common Stock Purchase Warrant (the “Warrant”); and (vi) Stock – the lenders are to be issued a total of 590,000 shares of common stock of Viking. The PIC Private Placement permitted the Company to raise up to $7,500,000 on the aforementioned terms. Following August 8, 2017, the PIC Private Placement was terminated, and the Company commenced a new private placement, through another licensed broker/dealer (the “FAS Private Placement”) on the following terms: (i) Investment Type – debt evidenced by a secured promissory note; (ii) Term – 12 months with the Company having a right to extend the term for a further 12 months at an increased interest rate (i.e. 12.5%) and in exchange for issuing additional common stock to an investor (i.e. 200,000 shares for every $100,000 invested); (iii) Initial Interest Rate – 10% per annum; (iv) Security – security interest against and pledge of all of the membership interests/units of a new, wholly-owned subsidiary to be incorporated by the Company; and (v) Stock – each investor is entitled to receive 150,000 shares of common stock of the Company for every $100,000 invested. The Company is permitted to raise up to $6,500,000 (up to $8,000,000 with an over-allotment option) under the FAS Private Placement, the proceeds of which will be used to repay existing loans, purchase an interest in new oil and gas leases, drill new oil wells on existing or acquired oil and gas leases, and for general working capital purposes. There is no guarantee the Company will raise $6,500,000 or any other amount under the FAS Private Placement. On August 15, 2017, the Company borrowed $150,000 from a private lender pursuant to the FAS Private Placement, and that private placement remains open as of the date hereof.

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

10.2	Purchase, Sale and Capital Contribution Agreement (incorporated by reference to our Annual Report on Form 10-K/A filed on May 16, 2016)
10.3	Purchase, Sale and Capital Contribution Agreement (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2017)
10.4	Purchase, Sale and Capital Contribution Agreement (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2017)
10.5	Purchase, Sale and Capital Contribution Agreement (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2017)
10.6	Purchase, Sale and Capital Contribution Agreement (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2017)
10.7	Acknowledgment and Agreement (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2017)
31.1*

Certification of Principal Executive Officer and Principal Financial and Accounting Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

______

* Filed herewith.

ITEM 7. OFF BALANCE-SHEET ARRANGEMENTS

None.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIKING ENERGY GROUP, INC. (Registrant)

Date: August 18, 2017	By:	/s/ James Doris
James Doris
Principal Executive Officer and Principal Financial and Accounting Officer

