Form 10-Q
period 2017-09-30
VIKING ENERGY GROUP, INC.
filed 2017-11-14
CIK 1102432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 14, 2017, the registrant had 66,220,524 shares of common stock outstanding.

VIKING ENERGY GROUP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIKING ENERGY GROUP, INC. Consolidated Balance Sheets (Amounts expressed in US dollars)

	September 30,	December 31,
	2017	2016
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$568,222	$18,605
Accounts receivable – oil and gas	63,257	66,176
Other receivable – related party	76,939	76,939
Prepaid expenses	6,549	87,532
Total current assets	714,967	249,252

Oil and gas properties, full cost method
Proved developed producing oil and gas properties, net	2,254,925	1,765,373
Undeveloped and non-producing oil and gas properties, net	1,166,383	1,237,489
Total oil and gas properties, net	3,421,308	3,002,862

Long term investment	-	106,930
Derivative asset	683	-
TOTAL ASSETS	$4,136,958	$3,359,044

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses and other current liabilities	$253,491	$179,421
Accounts payable	115,885	121,365
Derivative liability	606,878	1,136,894
Amount due to directors	1,056,147	1,072,576
Current portion of long term debt – net of debt discount	1,518,464	1,302,476
Total current liabilities	3,550,865	3,812,732
Long term debt - net of current portion and debt discount	2,568,568	1,579,469
Asset retirement obligation	1,067,232	833,017
TOTAL LIABILITIES	7,186,665	6,225,218

Commitments and contingencies (Note 7)

STOCKHOLDERS’ DEFICIT
Capital Stock
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 28,092 shares issued and outstanding as of September 30, 2017 and December 31, 2016	28	28
Common stock, $0.001 par value, 100,000,000 shares authorized, 66,220,524 and 53,093,192 shares issued, issuable and outstanding as of September 30, 2017 and December 31, 2016 respectively.	66,221	53,093
Additional Paid-In Capital	14,011,458	11,526,847
Prepaid equity-based compensation	(50,072)	(35,068)
Accumulated other comprehensive loss	-	(1,446)
Accumulated deficit	(17,077,342)	(14,409,628)
TOTAL STOCKHOLDERS’ DEFICIT	(3,049,707)	(2,866,174)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,136,958	$3,359,044

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. Consolidated Statements of Operations and Comprehensive Loss (Unaudited) (Amounts expressed in US dollars)

	Three months ended,		Nine months ended,
	September 30,		September 30,
	2017	2016	2017	2016

Revenue
Oil and gas sales	$221,329	$105,427	$588,622	$232,013

Operating expenses
Lease operating costs	172,893	66,456	437,477	165,773
General and administrative	180,400	186,508	666,323	439,604
Stock based compensation	153,155	172,219	1,304,175	578,363
Accretion - ARO	10,526	5,234	29,167	15,513
Depreciation, depletion and amortization	59,711	29,009	146,602	77,625
Total operating expenses	576,685	459,426	2,583,744	1,276,878

Loss from operations	(355,356)	(353,999)	(1,995,122)	(1,044,865)

Other income (expense)
Interest expense	(470,614)	(542,107)	(1,160,875)	(1,966,015)
Change in fair value of derivatives	40,370	2,765,013	495,468	833,418
Loss on sale of investments	-	-	(7,185)	-
Gain on settlement of debt	-	-	-	75,000
Total other income (expense)	(430,244)	2,222,906	(672,592)	(1,057,597)

Net income (loss) before income taxes	(785,600)	1,868,907	(2,667,714)	(2,102,462)
Income tax provision	-	(635,428)	-	-
Benefit from utilization of net operating loss	-	635,428	-	-

Net income (loss)	$(785,600)	$1,868,907	$(2,667,714)	$(2,102,462)

Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	(3,394)	1,446	148,663

Net Comprehensive income (loss)	$(785,600)	$1,865,513	$(2,666,268)	$(1,953,798)
Earnings (loss) per common share
Basic	$(0.01)	$0.04	$(0.04)	$(0.05)
Diluted	$(0.01)	$0.04	$(0.04)	$(0.05)
Weighted average number of common shares outstanding
Basic	64,051,015	45,837,636	60,723,535	43,584,699
Diluted	64,051,015	54,004,303	60,723,535	43,584,699

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. Consolidated Statements of Cash Flows (Unaudited) (Amounts expressed in US dollars)

	Nine Months Ended
	September 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(2,667,714)	$(2,102,462)
Adjustments to reconcile net loss to cash used in operating activities:
Derivative gain	(495,468)	(833,418)
Amortization of prepaid expenses	180,983	-
Stock based compensation	1,304,175	578,363
Stock based interest payment		52,500
Loss on sale of investments	7,185	-
Depreciation, depletion and amortization	146,602	77,625
Accretion – Asset retirement obligation	29,167	15,513
Amortization of debt discount	817,431	1,626,062
Changes in operating assets and liabilities
Accounts receivable	2,919	(11,947)
Accounts payable	(5,480)	(89,282)
Accrued expenses and other current liabilities	90,975	151,862
Amounts due to directors	121,755	197,280
Net cash used in operating activities	(467,470)	(337,904)

Cash flows from investing activities:
Purchase of oil and gas properties	(360,000)	(1,350,000)
Proceeds from sale of investments	101,191	-
Net cash used in investing activities	(258,809)	(1,350,000)

Cash flows from financing activities:
Proceeds from amount due to directors	5,350	-
Repayment of amount due to directors	(348,438)	(56,056)
Proceeds from sale of common stock	331,667	388,125
Common stock issuance costs	-	(37,500)
Proceeds from long term debt	3,288,650	2,021,875
Debt issuance costs	(216,000)	-
Repayment of long term debt	(1,785,333)	(570,500)
Net cash provided by financing activities	1,275,896	1,745,944

Net increase in cash	549,617	58,040
Cash, beginning of period	18,605	30,585

Cash, end of period	$568,222	$88,625
Supplemental Cash Flow Information:
Cash paid for:
Interest	$209,307	$125,431
Income taxes	$-	$-

Supplemental disclosure of Non-Cash Investing and Financing Activities:
Conversion of convertible note payable	$-	$6,778
Issuance of shares for oil and gas property acquisition	$-	$820,250
Issuance of warrants for 4,062,500 common shares as debt discount	$-	$416,315
Loan from director to pay convertible debt	$-	$100,000
Issuance of shares as deposit for oil and gas property acquisition	$-	$288,000
Prepayment of contract through amounts due directors	$100,000	$-
Long term debt paid through amounts due directors	$104,904	$-
Issuance of shares for contract services	$700,920	$-
Sale of shares through satisfaction of unrelated notes payable	$127,215	$-
Accrued expenses exchanged for long term debt	$9,500	$-
Increase in oil and gas properties due to asset retirement obligation	$205,048	$-
Issuance of shares and warrants as discount on debt	$684,411	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited) (Amounts expressed in US dollars)

									Accumulated
							Additional	Prepaid	Other		Total
	Common Stock		Shares to be Issued		Preferred Stock		Paid-in	Equity-Based	Comprehensive	Accumulated	Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Capital	Compensation	Loss	Deficit	Deficit

Balances at December 31, 2015	30,333,993	$30,334	-	$-	28,092	$28	$7,960,372	$(145,562)	$(158,424)	$(8,964,441)	$(1,277,693)
Shares issued in satisfaction of debt	300,926	301					9,810				10,111
Derivative liability adjustments - satisfaction of convertible debt							685,668				685,668
Shares issued for consulting services	1,315,000	1,315					164,185				165,500
Shares issued in acquisition of oil and gas properties	14,862,021	14,862					1,430,829				1,445,691
Shares issued as prepaid equity-based compensation	5,000,000	5,000					795,000	(800,000)			-
Cancellation of shares issued as prepaid equity-based compensation	(4,000,000)	(4,000)					(636,000)	640,000			-
Sale of stock	2,841,667	2,842					423,408				426,250
Capital issuance costs							(37,500)				(37,500)
Shares issued as payment for interest expense	1,931,250	1,931					324,444				326,375
Shares issued as additional discount on debt	508,335	508					75,742				76,250
Warrants issued for services							330,889				330,889
Amortization of prepaid equity-based compensation								270,494			270,494
Unrealized gain (loss) on securities held for sale									156,978		156,978
Net loss for the year ended December 31, 2016										(5,445,187)	(5,445,187)
Balances at December 31, 2016	53,093,192	$53,093	-	$-	28,092	$28	$11,526,847	$(35,068)	$(1,446)	$(14,409,628)	$(2,866,174)
Shares issued for consulting services	2,892,889	2,894					478,739				481,633
Shares issued as prepaid equity-based compensation	4,135,000	4,135					833,411	(837,546)			-
Sale of stock	3,059,442	3,059					455,858				458,917
Derivative liability adjustments - satisfaction of convertible debt							35,232				35,232
Amortization of prepaid equity-based compensation								822,542			822,542
Unrealized gain (loss) on securities held for sale									1,446		1,446
Shares and warrants issued as discount on new debt	3,040,000	3,040					681,371				684,411
Net loss for the nine months ended September 30, 2017										(2,667,714)	(2,667,714)
Balances at September 30, 2017	66,220,523	$66,221	-	$-	28,092	$28	$14,011,458	$(50,072)	$-	$(17,077,342)	$(3,049,707)

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

The Company's business plan is to engage in the acquisition, exploration, development and production of oil and natural gas properties, both individually and through collaborative partnerships with other companies in this field of endeavor. On March 8, 2016, the Company incorporated a wholly owned subsidiary, Viking Oil & Gas (Canada) ULC, in Alberta, Canada, to hold its Canadian oil and gas interests. In November of 2014, the Company entered into its first contract relative to oil and gas activities involving jointly controlled assets and related liabilities by purchasing an undivided 50% interest in the Joffre project located in Alberta, Canada. On February 23, 2016, the Company closed on the acquisition of working interests in four leases with access to the mineral rights (oil and gas) concerning approximately 281 acres of property in Miami and Franklin Counties in eastern Kansas. On August 30, 2016, the Company created an additional wholly owned subsidiary, Mid-Con Petroleum, LLC (“Mid-Con”), in the State of Kansas to hold its current acquisitions in the central United States. On October 4, 2016, the Company, through Mid-Con, completed an acquisition whereby the Company (i) increased its working interest in three existing oil and gas leases in Miami and Franklin Counties in Eastern Kansas, and (ii) acquired a working interest in four new oil and gas leases in the same region, comprising approximately 660 acres of property. On August 25, 2017, the Company created an additional wholly owned subsidiary, Mid-Con Drilling, LLC. (“Mid-Con Drilling”), in the State of Kansas to hold additional acquisitions in the central United States. On September 11, 2017, the Company through Mid-Con Drilling, completed an acquisition of a 90% working interest in four new oil and gas leases in Anderson County in Eastern Kansas, comprising approximately 980 acres of property.

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net comprehensive loss of $2,666,268, and $1,953,798 for the nine months ended September 30, 2017 and 2016, respectively. The Company has accumulated a stockholders’ deficit of $3,049,707 as of September 30, 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however, there is no assurance of additional funding being available. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

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

b) Basis of Consolidation

The financial statements presented herein reflect the consolidated financial results of the Company and its wholly owned subsidiaries, Viking Oil & Gas (Canada) ULC, a Canadian corporation formed on March 8, 2016, to provide a base of operations for properties in Canada, Mid-Con Petroleum, LLC, formed on August 30, 2016, and Mid-Con Drilling, LLC, formed on August 25, 2017, both to provide a base of operations for properties in the Central United States. All significant intercompany transactions and balances have been eliminated upon consolidation.

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

•	Level 3: inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets and liabilities measured at fair value as of September 30, 2017 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial Assets
Long term investment	$-	$-	$-	$1,446
Commodity Derivative	-	683	-	61,744
	$-	$683	$-	$69,190

Financial liabilities
Derivative liabilities	$-	$-	$606,878	$433,724
	$-	$-	$606,878	$433,724

Assets and liabilities measured at fair value as of December 31, 2016 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial Assets
Long term investment	$106,930	$-	$-	$156,978
	$106,930	$-	$-	$156,978

Financial liabilities
Derivative liabilities	$-	$-	$1,075,833	$265,448
Commodity Derivative	-	61,061	-	(61,061)
	$-	$61,061	$1,075,833	$204,387

The Company’s long-term investment consisted of 1,437,500 common shares of Tanager Energy Inc., as of December 31, 2016, which is traded on the TSX Venture Exchange (Toronto Stock Exchange). During the three months ended March 31, 2017, the Company sold these shares. The change in the fair value of this investment that has been recognized as an unrealized gain in other comprehensive income on the statement of operations and comprehensive loss was $1,446 for the nine months ended September 30, 2017, and $148,663 for the nine months ended September 30, 2016.

The Company had commodity financial derivatives in place at September 30, 2017. The Company does not designate its commodities derivative instruments as hedges and therefore does not apply hedge accounting. Changes in fair value of derivative instruments subsequent to the initial measurement are recorded as change in fair value on derivative liability, in other income (expense). The estimated fair value amounts of the Company’s commodity derivative instruments have been determined at discrete points in time based on relevant market information which resulted in the Company classifying such derivatives as Level 2. Although the Company’s commodity derivative instruments are valued using public indices, the instruments themselves are traded with unrelated counterparties and are not openly traded on an exchange.

The Company uses the Black-Scholes model to value its derivative liabilities. This model takes into account inputs such as contract terms, including maturity and market parameters, including assumptions associated with interest rates, volatility and credit worthiness. The derivative assets and liabilities of the Company were $683 and $606,878 respectively as of September 30, 2017, and $0 and $1,075,833 respectively as of December 31, 2016, respectively. The change in the fair value of the derivative assets and liabilities for the nine months ended September 30, 2017 consisted of an increase of $61,744 associated with commodity derivatives, a decrease in derivative liabilities of $433,724 associated with warrants and the conversion features of convertible debt, and a reduction of $35,232 associated with the satisfaction of certain convertible debt and a gain recognized in the statement of operations and comprehensive gain in the amount of $495,468.

e) Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investment securities that have original maturities of three months or less. At September 30, 2017 and December 31, 2016, the Company does not have any cash deposits in Company accounts in excess of FDIC insured limits. At September 30, 2017, the Company had $82,500 of cash held in escrow awaiting disbursement instructions from the estate of the noteholder of a secured promissory note in the amount of $75,000 plus interest, and $465,985 of cash in escrow, which funds were utilized by the Company to facilitate the oil and gas property acquisition in October 2017.

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

g) Prepaid equity based compensation

Prepaid equity-based expenses represent amounts paid in advance through the issuance of restricted shares of stock, for future contractual benefits to be received. These expenses paid in advance are recorded as prepaid equity-based compensation as a component of “Stockholders’ Deficit” and then amortized to the statements of operations and comprehensive loss over the life of the contract using the straight-line method. At September 30, 2017 and December 31, 2016, the balances of the prepaid equity-based compensation were comprised of the following:

	September 30, 2017	December 31, 2016

In March 2016, three one-year consulting agreements with three unrelated parties for services related to the petroleum industry for a combined total amount of $800,000.	-	35,068

In February 2017, a one-year consulting agreement for services related to investor relations, market exposure and content development for a total amount of $44,160.	17,543	-

In April 2017, a one-year consulting agreement comprised of four quarterly incremental installments for services related to analysis of potential oil and gas acquisitions, for an initial quarterly amount of $40,250. In July 2017, the second quarterly installment was made in the amount of $28,000.	5,478	-

In June 2017, a six-month consulting agreement for services related to investor relations and social media for a total amount of $65,136.	27,051	-

	$50,072	$35,068

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

Depreciation, depletion and amortization expense utilizing the unit-of-production method for the Company’s oil and gas properties for the three and nine months ended September 30, 2017 and 2016 were as follows:

Oil and Gas Properties by Geographical Cost Center
	Three months ended		Nine months ended,
	September 30,		September 30,
Cost Center	2017	2016	2017	2016

Canada	$21,073	6,860	$38,301	$12,272
United States	38,638	22,149	108,301	65,353

	$59,711	$29,009	$146,602	$77,625

i) Limitation on Capitalized Costs

Under the full-cost method of accounting, the Company is required, at the end of each reporting date, to perform a test to determine the limit on the book value of our oil and natural gas properties (the “Ceiling” test). If the capitalized costs of its oil and natural gas properties, net of accumulated amortization and related deferred income taxes, exceed the Ceiling, this excess or impairment is charged to expense. The expense may not be reversed in future periods, even though higher oil and natural gas prices may subsequently increase the Ceiling. The Ceiling is defined as the sum of:

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

k) Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and, adjusted by any effects of warrants and options outstanding, if dilutive, that may add to the number of common shares during the period. At September 30, 2017 and 2016, there were 10,145,834 and 12,229,167 common stock equivalents respectively, that were anti-dilutive and were not included in the calculation.

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

m) Comprehensive Loss

FASB ASC 220 “Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income and its components in the consolidated financial statements. For the nine months ended September 30, 2017 and 2016, comprehensive income (loss) was $1,446 and $148,663 respectively, and consisted primarily of unrealized gains and (losses) on available for sale securities.

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

The following table represents stock warrant activity as of and for the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Warrants Outstanding – December 31, 2016	5,720,834	0.19	3.6 years	-
Granted	1,475,000	0.30	-	-
Exercised	-	-	-	-
Forfeited/expired/cancelled	-		-	-
Warrants Outstanding – September 30, 2017	7,195,834	$0.21	3.8 years	$-
Outstanding Exercisable – December 31, 2016	5,720,834	$0.19	3.6 years	$-
Outstanding Exercisable – September 30, 2017	7,195,834	$0.21	3.8 years	$-

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

As of September 30, 2017, and December 31, 2016, the Company had no trading and held-to-maturity securities.

The Company’s long-term investment consisted of 1,437,500 common shares of Tanager Energy Inc., as of December 31, 2016, which is traded on the TSX Venture Exchange (Toronto Stock Exchange). During the three months ended March 31, 2017, the Company sold these shares. The change in the fair value of this investment, recognized as an unrealized gain in other comprehensive income on the statement of operations and comprehensive loss was $1,446 and 148,663 for the nine months ended September 30, 2017 and 2016, respectively.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the nine months ended September 30, 2017 and 2016.

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

For financial reporting purposes, the operational results of the Company's oil and gas operations in Canada are prepared using the CAD, and are translated into the Company's reporting currency, the U.S. Dollar. Revenue and expenses applicable to the oil and gas operations in Alberta, Canada are translated using average rates prevailing during each reporting period. Gains or losses resulting from the settlement of foreign currency transactions are recorded as a separate component of accumulated other comprehensive loss in stockholders' deficit when realized. There have been no settlement transactions that resulted in the recognition of a foreign currency exchange gain or loss during the nine months ended September 30, 2017 and 2016.

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

The following table describes the changes in the Company’s asset retirement obligations for the nine months ended September 30, 2017 and the year ended December 31, 2016:

	Nine months ended September 30, 2017	Year ended December 31, 2016

Asset retirement obligation – beginning	$833,017	$416,246
Oil and gas purchases	205,048	393,808
Accretion expense	29,167	22,963

Asset retirement obligation - ending	$1,067,232	$833,017

v) Recent Accounting Pronouncements

During the nine months ended September 30, 2017, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

w) Subsequent events

The Company has evaluated all subsequent events from September 30, 2017, through the date of filing this report, and determined there are no additional items to disclose other than those disclosed in Note 8 below.

Note 3. Related Party Transactions

During April 2015, the Company made an advance to Tanager Energy Inc., in conjunction with a joint investment in the second oil well of the Joffre Project. As of September 30, 2017, the balance owed by Tanager to the Company is $153,877. The Company has determined to reserve 50% of the balance and has reduced the amount shown as other receivable – related party to $76,939 on the consolidated balance sheet.

On May 16, 2017, Tom Simeo, formerly the Company’s Executive Chairman and a Director, resigned from all positions with the Company. During the nine months ended September 30, 2017, Tom Simeo did not accrue payroll and made no advances to the Company. The Company paid a total of $20,643 against prior advances. Concurrent with his resignation, Mr. Simeo waived any remaining balance of prior advances previously payable to him. As of September 30, 2017, there are no remaining balances payable to Mr. Simeo.

During the nine months ended September 30, 2017, the Company’s CEO and Director, James Doris incurred expenses on behalf of, and made advances to the Company in the amount of $159,614 in order to provide the Company with funds to carry on its operations, and the Company made repayments of $336,794. These advances do not bear interest, are unsecured and have no specific terms of repayment. As of September 30, 2017, the amount due for advances and expenses paid on behalf of the Company is $193,757. The Company has not imputed interest as the amount is deemed immaterial. Additionally, during the nine months ended September 30, 2017, Mr. Doris made several loans to the Company totaling $196,855, all accruing interest at 12%, and payable on demand. As of September 30, 2017, the total amount due to Mr. Doris for advances and expenses paid on behalf of the Company and loans is $1,056,147. Accrued interest of $149,120 is included in accrued expenses and other current liabilities at September 30, 2017.

Note 4. Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification and geographical cost center for the nine months ended September 30, 2017:

	December 31, 2016	Additions	Impairments	September 30, 2017

Proved developed producing oil and gas properties
Canada cost center	$34,733	$-	$-	$34,733
United States cost center	1,787,840	565,048	-	2,352,888
Accumulated depreciation, depletion and amortization	(57,200)	(75,496)	-	(132,696)
Proved developed producing oil and gas properties, net	$1,765,373	$489,552	$-	$2,254,925

Undeveloped and non-producing oil and gas properties
Canada cost center	$371,481	$-	$-	$371,481
United States cost center	917,184	-	-	917,184
Accumulated depreciation, depletion and amortization	(51,176)	(71,106)	-	(122,282)
Undeveloped and non-producing oil and gas properties, net	$1,237,489	$(71,106)	$-	$1,166,383

Total Oil and Gas Properties, Net	$3,002,862	$418,446	$-	$3,421,308

The following table summarizes the Company’s oil and gas activities by classification for the year ended December 31, 2016:

	December 31, 2015	Additions	Impairments	December 31, 2016

Proved developed producing oil and gas properties
Canada cost center	$33,082	$1,651	$-	$34,733
United States cost center	-	2,838,943	(1,051,103)	1,787,840
Accumulated depreciation, depletion and amortization	(2,093)	(55,107)	-	(57,200)
Proved developed producing oil and gas properties, net	$30,989	$2,785,487	$(1,051,103)	$1,765,373

Undeveloped and non-producing oil and gas properties
Canada cost center	$518,269	$(1,652)	$(145,136)	$371,481
United States cost center	-	1,456,414	(539,230)	917,184
Accumulated depreciation, depletion and amortization	(32,788)	(43,464)	25,076	(51,176)
Undeveloped and non-producing oil and gas properties, net	$485,481	$1,411,298	$(659,290)	$1,237,489

Total Oil and Gas Properties, Net	$516,470	$2,092,625	$(1,710,393)	$3,002,862

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

On September 11, 2017, the Company through Mid-Con Drilling, LLC, completed an acquisition of a 90% working interest in four new oil and gas leases in Anderson County in Eastern Kansas, comprising approximately 980 acres of property. To facilitate this acquisition, the Company executed a Promissory Note, dated September 8, 2017, through its wholly owned subsidiary, Mid-Con Drilling, LLC, in the amount of $256,982. The acquisition price for this acquisition was $360,000.

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

On July 18, 2017, the Company issued 250,000 common shares as a second quarterly payment a consulting agreement executed in April of 2017.

On August 4, 2017, the Company issued 154,688 common shares for services.

During July and August of 2017, pursuant to a private placement, the Company issued 590,000 common shares concurrently with raising $1,475,000.

During August and September of 2017, pursuant to a separate private placement, the Company issued 1,837,500 common shares concurrently with raising $1,225,000.

On August 30, 2017, the Company issued 176,258 common shares for services

On September 30, 2017, the Company issued 612,500 common shares for services.

Note 6. Long Term Debt

Long term debt consisted of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016

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

	-	125,000

On April 29, 2016, the Company issued a total of $375,000 of 10% Secured Subordinated promissory notes with a term expiring January 12, 2017 (the “Maturity Date”), and an original issue discount of fifty percent (50%). Interest is payable on the outstanding principal of these notes at 10% per annum on the Maturity Date. The balance shown is net of unamortized discount of $8,824 at December 31, 2016.	-	366,176

On July 27, 2016, the Company issued a promissory note in the amount of $20,000, bearing interest at 12%, with an initial maturity date of August 27, 2016, and a provision for an extension of six additional terms of 30 days.	-	20,000

As of December 31, 2016, the Company issued a total of $630,000 of 10% Secured promissory notes with a term expiring April 3, 2017 (the “Maturity Date”), and an original issue discount of thirty-seven and one-half percent (37.5%). The discount was modified to fifty percent (50%) retroactively with an extension of the maturity to June 2017. During the quarter ended March 31, 2017, the Company issued an additional $917,833 of 10% Secured promissory notes with terms expiring in June, August and September of 2017, and an original issue discount of fifty percent (50%). Interest is payable on the outstanding principal of these notes at 10% per annum on the various maturity dates. The balance shown is net of unamortized discount of $0 and $208,064 at September 30, 2017 and December 31, 2016 respectively. At September 30, 2017, the funds necessary to satisfy this obligation are being held in escrow awaiting disbursement instructions from the estate of the noteholder.

	75,000	421,936

On October 4, 2016, the Company issued a non-interest-bearing note, payable on demand in the amount of $203,000. This amount has been paid in full as of November 1, 2017.	203,000	203,000

On October 4, 2016, the Company closed on a revolver loan with Crossfirst Bank in the amount of $1,800,000, payable at $15,000 per month, interest at 10%, with all unpaid principal and accrued interest payable on September 30, 2018. The balance shown is net of unamortized discount of $13,826 and $24,167 at September 30, 2017 and December 31, 2016 respectively.	1,621,174	1,745,833

During July and August of 2017, the Company borrowed $1,475,000 from private lenders pursuant to a 10% Secured Convertible Promissory Note with a twelve-month maturity. The balance shown is net of unamortized discount of $400,710 and $0 at September 30, 2017 and December 31, 2016 respectively.	1,074,290	-

During August and September of 2017, the Company borrowed $1,225,000 from private lenders pursuant to a 10% Secured Promissory Note with all principal and accrued interest payable on the maturity date of October 31, 2018. The balance shown is net of unamortized discount of $368,415 and $0 at September 30, 2017 and December 31, 2016 respectively.	856,585	-

On September 8, 2017, the Company closed on a Promissory Note with Cornerstone Bank in the amount of $256,983, payable interest only for the first twelve months commencing October 8, 2017, variable interest rate, currently at 5.5%, followed by 83 monthly payments of $3,765, interest at 6%, final payment due on September 8, 2025.	256,983	-
	4,087,032	2,881,945
Less current portion	(1,518,464)	(1,302,476)
	$2,568,568	$1,579,469

Note 7. Commitments and contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s consolidated financial position or results of operations.

Note 8. Subsequent Events

The Company has evaluated subsequent events from September 30, 2017, through the date of filing this Form 10-Q, and determined there are no additional items to disclose other than the below.

On October 2, 2017, the Company through a wholly-owned subsidiary, Mid-Con Drilling, LLC (“Mid-Con Drilling”), executed a Promissory Note in favor of Cornerstone Bank (“Cornerstone”). The principal amount of the Note, which loan transaction formally closed on October 2, 2017, is $290,000, and the maturity date of the Note is October 2, 2025. For the first 12 months, the Note bears interest at Cornerstone’s corporate base rate (currently 4.5%) plus 1.0%, and thereafter the interest rate shall be 6% per annum.

The Note is secured by a first-ranking security interest and mortgage against the assets acquired by the Company described below, and a guaranty from each of the Company and the Company’s President and Chief Executive Officer, James Doris.

$286,016 of the loan proceeds were used on October 2, 2017, as payment of a portion of the purchase price for a 100% working interest in six new oil and gas leases in Miami and Franklin Counties in Eastern Kansas purchased by Mid-Con Drilling effective October 1, 2017. Existing production from the acquired interests at closing was approximately twenty-two barrels of oil per day. The purchase included an undivided interest in all oil and gas wells, equipment, fixtures and other personal property located upon the leased properties and used in connection with oil and gas operations upon the leases attributable to the working interests purchased by Mid-Con Drilling. The leases produce oil from the Cherokee formation and offer the potential for several future drilling locations. The acquisition price for this transaction was $530,000. The balance of the purchase price was provided by the Company from cash on-hand via a recently completed private placement.

On October 3, 2017, Mid-Con Drilling executed an additional Promissory Note in favor of Cornerstone Bank. The principal amount of the Note is $204,000, and the maturity date of the Note is October 3, 2025. For the first 12 months, the Note bears interest at Cornerstone’s corporate base rate (currently 4.5%) plus 1.0%, and thereafter the interest rate shall be 6% per annum. The Note is secured by a first-ranking security interest and mortgage against the assets acquired by the Company described below, and a guaranty from each of the Company and the Company’s President and Chief Executive Officer, James Doris.

$200,441 of the loan proceeds were used on October 4, 2017, as payment of a portion of the purchase price for an 80% working interest in six new oil and gas leases in Riley, Geary and Wabaunsee Counties in Kansas by Mid-Con Drilling. Existing production from the acquired interests at closing was approximately thirteen barrels of oil per day. The purchase included an undivided interest in all oil and gas wells, equipment, fixtures and other personal property located upon the leased properties and used in connection with oil and gas operations upon the leases attributable to the working interests purchased by Mid-Con Drilling. The leases produce oil from various zones, including the Conglomerate (at depths of 1,650 to 1,800 feet), Viola and Simpson Sandstone (at depths of 2,917 to 3,063 feet), and offer the potential for several future drilling locations. The acquisition price for this transaction was $400,000. The balance of the purchase price was provided by the Company from cash on-hand via a recently completed private placement.

On or about October 19, 2017 the Company executed a consulting agreement pursuant to which the consultant agreed to among other things: (i) assess potential acquisition and investment opportunities; (ii) interview and provide input with respect to persons considered by the Company for advisory, director or officer positions; and (iii) review, critique and provide guidance with respect to the Company’s strategic plan. In exchange for the services the consultant is to receive an equivalent of $5,000 per month in common shares in the capital stock of the Company. The number of common shares earned each month is to be calculated based on the average daily traded value of the common stock for the last 5 business days of the particular month, as reported on the exchange on which Company’s shares are traded or any exchange upon which the common stock may be traded in the future. All common shares earned by the consultant pursuant to the agreement are to be issued by the Company on a quarterly basis. The Company may terminate the agreement for any reason upon 60 days’ written notice to the consultant, and the consultant may terminate the agreement at any time upon 30 days’ notice to the Company.

On or about October 25, 2017 the Company executed a consulting agreement pursuant to which the consultant agreed to among other things: (i) assess potential acquisition and investment opportunities; (ii) interview and provide input with respect to persons considered by the Company for advisory, director or officer positions; (iii) review, critique and provide guidance with respect to the Company’s strategic plan. In exchange for the services the consultant is to receive 50,000 common shares in the capital stock of the Company per month during the term of the agreement. All common shares earned by the consultant pursuant to the agreement are to be issued by the Company on a quarterly basis. The Company may terminate the agreement for any reason upon 60 days’ written notice to the consultant, and the consultant may terminate the agreement at any time upon 30 days’ notice to the Company.

On November 10, 2017, Viking Energy Group, Inc. (the “Company”) entered into a Membership Interest Purchase Agreement with Black Rhino, LP (the “Seller”), to acquire some of the oil and gas business membership interests owned by the Seller in exchange for (i) making a $3,000,000 cash payment to the Seller at closing; (ii) issuing to the Seller 2,000,000 shares of the Company’s common stock at closing; and (iii) granting the Seller a 1.5% over-riding royalty interest in (a) all existing oil and gas leases associated with the purchased interests, and (b) all new oil and gas wells drilled on some of the prospects identified by the Seller which expire on October 31, 2020. The scheduled closing date of the transaction is on or before December 22, 2017. The completion of the transaction is conditional upon the Company securing financing to satisfy the cash component to be paid to the Seller at closing, and there is no guaranty that such condition will be satisfied.

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

PLAN OF OPERATIONS

Overview

The Company's business plan is to engage in the acquisition, exploration, development and production of oil and natural gas properties, both individually and through collaborative partnerships with other companies in this field of endeavor. On March 8, 2016, the Company incorporated a wholly owned subsidiary, Viking Oil & Gas (Canada) ULC, in Alberta, Canada, to hold its Canadian oil and gas interests. In November of 2014, the Company entered into its first contract relative to oil and gas activities involving jointly controlled assets and related liabilities by purchasing an undivided 50% interest in the Joffre project located in Alberta, Canada. On February 23, 2016, the Company closed on the acquisition of working interests in four leases with access to the mineral rights (oil and gas) concerning approximately 281 acres of property in Miami and Franklin Counties in eastern Kansas. On August 30, 2016, the Company created an additional wholly owned subsidiary, Mid-Con Petroleum, LLC (“Mid-Con”), in the State of Kansas to hold its current acquisitions in the central United States. On October 4, 2016, the Company, through Mid-Con, completed an acquisition whereby the Company (i) increased its working interest in three existing oil and gas leases in Miami and Franklin Counties in Eastern Kansas, and (ii) acquired a working interest in four new oil and gas leases in the same region, comprising approximately 660 acres of property. On August 25, 2017, the Company created an additional wholly owned subsidiary, Mid-Con Drilling, LLC. (“Mid-Con Drilling”), in the State of Kansas to hold additional acquisitions in the central United States. On September 11, 2017, the Company through Mid-Con Drilling completed an acquisition of a 90% working interest in four new oil and gas leases in Anderson County in Eastern Kansas, comprising approximately 980 acres of property. On October 2, 2017, the Company through Mid-Con Drilling completed an acquisition of a 100% working interest in six new oil and gas leases in Miami and Franklin Counties in Eastern Kansas, and on October 4, 2017, the Company through Mid-Con Drilling completed an acquisition of an 80% working interest in six new oil and gas leases in Riley, Geary and Wabaunsee Counties in Kansas.

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

RESULTS OF CONTINUING OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the three and nine months ended September 30, 2017 and 2016, should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on April 17, 2017.

Liquidity and Capital Resources

As of September 30, 2017, and December 31, 2016, the Company had $568,222 and $18,605 in cash holdings, respectively.

Three months ended September 30, 2017, compared to the three months ended September 30, 2016

Revenue

The Company had gross revenues of $221,329 for the three months ended September 30, 2017, as compared to $105,427 for the three months ended September 30, 2016, representing its share of revenue from its operations in Canada and the central United States.

Expenses

The Company’s operating expenses increased by $117,259 to $576,685 for the three-month period ended September 30, 2017, from $459,426 in the corresponding period in 2016. The increase is mainly attributable to increased lease operating costs commensurate with increased production during the three-month period ended September 30, 2017, as compared to the three-month period ended September 30, 2016.

Other income (expense)

The Company had other income (expense) of $(430,244) for the three months ended September 30, 2017, as compared to $2,222,906 for the three months ended September 30, 2016. This significant difference is primarily a result of a large derivative gain during the three months ended September 30, 2016 of $2,765,013 as compared to $40,370 for the three months ended September 30, 2017.

Net Income (Loss)

The Company incurred a net (loss) of $(785,600) during the three-month period ended September 30, 2017, compared with a net income of $1,868,907 for the three-month period ended September 30, 2016.  The decrease in net loss was mainly due to the items referred to in the analysis of operating expenses and other income (expense).

Nine months ended September 30, 2017, compared to the nine months ended September 30, 2016

Revenue

The Company had gross revenues of $588,622 for the nine months ended September 30, 2017, as compared to $232,013 for the nine months ended September 30, 2017, representing its share of revenue from its operations in Canada and the central United States.

Expenses

The Company’s operating expenses increased by $1,306,866 to $2,583,744 for the nine-month period ended September 30, 2017, from $1,276,878 in the corresponding period in 2016. The increase is mainly attributable to increased lease operating costs commensurate with increased production, an increase in general and administrative expenses, and a significant increase in stock-based compensation during the nine-month period ended September 30, 2017, as compared to the nine-month period ended September 30, 2016.

Other income (expense)

The Company had other income (expense) of $(672,592) for the nine months ended September 30, 2017, as compared to ($1,057,597) for the nine months ended September 30, 2016. This increase in other income is a result of a reduced interest expense of $1,160,875 for the nine months ended September 30, 2017, as compared to $1,966,015 for the nine months ended September 30, 2016, offset by a derivative gain of $495,468 for the nine months ended September 30, 2017, as compared to a derivative gain of $833,418 for the nine months ended September 30, 2016.

Net Income (Loss)

The Company incurred a net (loss) of $(2,667,714) during the nine-month period ended September 30, 2017, compared with a net (loss) of $(2,102,462) for the nine-month period ended September 30, 2016.  The decrease in net loss was mainly due to the items referred to in the analysis of operating expenses and other income (expense).

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Management and directors will continue to monitor and evaluate the effectiveness of the Company's internal controls and procedures and the Company's internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. There were no changes in Internal Control over Financial Reporting during the quarter ended September 30, 2017.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of September 30, 2017, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 18, 2017, the Company issued 250,000 common shares to a third-party consultant as a second quarterly payment a consulting agreement executed in April of 2017.

On August 4, 2017, the Company issued 154,688 common shares to a third-party consultant for services.

During July and August of 2017, pursuant to a private placement, the Company issued 590,000 common shares to various third-party investors concurrently with raising $1,475,000.

During August and September of 2017, pursuant to a separate private placement, the Company issued 1,837,500 common shares to various third-party investors concurrently with raising $1,225,000.

On August 30, 2017, the Company issued 176,258 common shares to a third-party consultant for services

On September 30, 2017, the Company issued 612,500 common shares to a third-party placement agent for services.

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

10.2	Purchase, Sale and Capital Contribution Agreement (incorporated by reference to our Annual Report on Form 10-K/A filed on May 16, 2016)
10.3	Purchase, Sale and Capital Contribution Agreement (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2017)
10.4	Purchase, Sale and Capital Contribution Agreement (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2017)
10.5	Purchase, Sale and Capital Contribution Agreement (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2017)
10.6	Purchase, Sale and Capital Contribution Agreement (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2017)
10.7	Acknowledgment and Agreement (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2017)
10.8	Purchase and Sale Agreement (incorporated by reference to our Current Report on Form 8-K filed on September 12, 2017)
10.9	Purchase and Sale Agreement (incorporated by reference to our Current Report on Form 8-K filed on October 3, 2017)
10.10	Purchase and Sale Agreement (incorporated by reference to our Current Report on Form 8-K filed on October 4, 2017)
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

________

* Filed herewith.

ITEM 7. OFF BALANCE-SHEET ARRANGEMENTS

None.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIKING ENERGY GROUP, INC. (Registrant)

Date: November 14, 2017	By:	/s/ James Doris
Principal Executive Officer and Principal Financial and Accounting Officer

