Form 10-K
period 2017-12-31
VIKING ENERGY GROUP, INC.
filed 2018-04-17
CIK 1102432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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

4200 Montrose Blvd, Suite 410

Houston, HX 77006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2017, the aggregate market value of the shares of the Registrant's common equity held by non-affiliates was approximately $9,361,831, using the June 30, 2017 closing price of the Registrant's common stock of $0.17/share. Shares of the Registrant's common stock held by each executive officer and director and each by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be "affiliates" of the Registrant for purposes of the above calculation. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares of the Registrant's common stock outstanding as of April 15, 2018, was 72,447,991.

 EXPLANATORY NOTE

The Company has not been able to have its independent registered public accountant complete the audit of the consolidated financial statements for the year ended December 31, 2017.

This report is deficient because the annual financial statements contained in this report for the year ended December 31, 2017 and 2016 have not been audited by an independent registered public accountant as required by Rule 10-01(d) of Regulation S-X. Accordingly, the Company is deemed not to be current in its filings required under the Securities Exchange Act of 1934, as amended. The Company understands that completion of an audit of its annual financial statements and the filing of an amendment to this annual report after conclusion of the audit (with audited financial statements and the requisite auditors’ report) will make this report current, although it will not be deemed timely for purposes of the rules governing eligibility to use registration statements on Forms S-2 and S-3.

When the audit is complete, the Company will file an amendment to this report which will include the independent auditors’ report on both years and the required certifications of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act.

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

The Company's business plan is to engage in the acquisition, exploration, development and production of oil and natural gas properties, both individually and through collaborative partnerships with other companies in this field of endeavor. On March 8, 2016, the Company incorporated a wholly owned subsidiary, Viking Oil & Gas (Canada) ULC, in Alberta, Canada, to hold its Canadian oil and gas interests. On August 30, 2016, the Company organized a wholly owned subsidiary, Mid-Con Petroleum, LLC (“Mid-Con Petroleum”), a Kansas limited liability company, to hold oil and gas interests in the central United States. On August 25, 2017, the Company organized another wholly owned subsidiary, Mid-Con Drilling, LLC (“Mid-Con Drilling”), a Kansas limited liability company, to hold additional oil and gas interests in the central United States. On December 27, 2017, the Company organized a third wholly owned subsidiary, Mid-Con Development, LLC (“Mid-Con Development”), a Kansas limited liability company, to hold additional oil and gas interests in the central United States. In 2016 and 2017, the Company acquired numerous oil and gas interests in Kansas through these subsidiaries, and in December of 2017, the Company acquired Petrodome Energy, LLC, a Texas limited liability company based in Houston, Texas, with interests in oil and gas leases in Texas, Louisiana and Mississippi.

Other Information

Neither the Company nor any of its subsidiaries engaged in any research and development activities during 2016. The Company does not manufacture any products or engage in any activity that requires compliance with environmental laws.

Employees

With the acquisition of Petrodome, the Company now has 6 full time employees, all working at the office in Houston, Texas. Outside of the Houston operation the Company continues to retain outside consultants as needed, involved in business development, business analysis, financial consulting, web programming and designing, execution and support of the Company's business.

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

Our independent accounting firm has added an explanatory paragraph to their audit opinion issued in connection with the financial statements. We cannot provide our shareholders any assurance that we will be able to raise sufficient funding from the generation of revenue, the sale of our common stock, or through financing to sustain the Company over the next twelve months. We do not have enough cash on hand to meet our obligations over the next twelve months. As discussed in Note 1 to our financial statements for the years ended December 31, 2017 and 2016, the facts that we have generally had net losses and a working capital deficiency raise substantial doubt about our ability to continue as a going concern.

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

Lack of Continuity in Management

The Company does not have any employment agreements with its Chief Executive Officer and President, Mr. Doris, and its Chief Financial Officer, Mr. Barker. As a result, there is no assurance that Mr. Doris or Mr. Barker will continue to be associated with the Company in the future. In connection with future business opportunities, it is possible that Mr. Doris or Mr. Barker may resign as an officer and director of the Company subject to compliance with Section 14f of the Exchange Act. A decision to resign will be based upon the identity of the business opportunity and the nature of the transaction and is likely to occur without the vote or consent of the stockholders of the Company.

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

The Company previously leased office space on a month-to-month basis at 1330 Avenue of the Americas, Suite 23 A, New York, New York, 10019. During April of 2018, we relocated our headquarters and principal executive offices to 4200 Montrose, Suite 410, Houston, Texas, 77006.

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

As of December 31, 2017, this Canadian property consists of one oil well producing from the Leduc Formation, three suspended oil wells, one abandoned oil well, and a suspended water injector.

On February 23, 2016, the Company closed on the acquisition of working interests in four leases with access to the mineral rights (oil and gas) concerning approximately 281 acres of property in Miami and Franklin Counties in eastern Kansas/ On October 4, 2016, the Company completed an acquisition whereby the Company (i) increased its working interest in three existing oil and gas leases in Miami and Franklin Counties in Eastern Kansas, and (ii) acquired a working interest in four new oil and gas leases in the same region, comprising approximately 660 acres of property. On September 11, 2017, the Company through its wholly owned subsidiary, Mid-Con Drilling, LLC (“Mid-Con Drilling”) acquired a 90% working interest in four new oil and gas leases in Anderson County in Eastern Kansas, comprising approximately 980 acres of property. On October 2, 2017, the Company, through Mid-Con Drilling, closed on an acquisition, effective October 1, 2017, of a 100% working interest in six new oil and gas leases in Miami and Franklin Counties in Eastern Kansas. On October 4, 2017, the Company, through Mid-Con Drilling, closed on an acquisition, effective September 1, 2017, of an 80% working interest in six new oil and gas leases in Riley, Geary and Wabaunsee Counties in Kansas. On December 6, 2017, the Company through Mid-Con Drilling, entered into an agreement to purchase a 100% working interest in five new oil and gas leases in Allen and Woodson Counties in Kansas, comprising approximately 1,000 acres, which closed on or about January 12, 2018. On December 29, 2017, the Company through its wholly owned subsidiary, Mid-Con Development, LLC (“Mid-Con Development”) completed an acquisition of working interests in approximately 41 oil and gas leases in Ellis and Rooks Counties in Kansas, comprising several thousand acres.

As of December 31, 2017, these central United States oil and gas properties consist of interests in approximately three hundred seventy-seven producing wells and one hundred thirty-five injector wells.

On December 22, 2017, the Company closed on the acquisition of 100% of the membership interests in Petrodome Energy, LLC, a Texas limited liability company based in Houston, Texas, with subsidiaries described in Exhibit 21.1 hereto, with those subsidiaries having working interests in oil and gas leases in Texas, Louisiana and Mississippi.

As of December 31, 2017, these properties consist of sixteen producing wells, seventeen non-producing wells and two salt water disposal wells.

Item 3.	Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2017, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no "established trading market" for shares of the Company's common stock. As of December 31, 2017, the Company's common stock was quoted on the OTC Link LLC operated by OTC Markets Group, Inc. under the symbol "VKIN." No assurance can be given that any "established trading market" for the Company's common stock will develop or be maintained.

The range of high and low closing bid quotations for the Company's common stock during each quarter of the calendar years ended December 31 2017 and 2016, is shown below, as quoted by http://finance.yahoo.com. Prices are inter-dealer quotations, without retail mark-up, markdown or commissions and may not represent actual transactions.

Stock Quotations

Quarter Ended	High	Low
March 31, 2016	0.25	0.05
June 30, 2016	0.29	0.10
September 30, 2016	0.29	0.06
December 31, 2016	0.25	0.07
March 31, 2017	0.26	0.13
June 30, 2017	0.20	0.11
September 30, 2017	0.20	0.10
December 31, 2017	0.34	0.09

The future sale of the Company's presently outstanding "unregistered" and "restricted" common stock by present members of management and persons who own more than five percent of the Company's outstanding voting securities may have an adverse effect on any "established trading market" that may develop in the shares of the Company's common stock.

Holders

As of December 31, 2017, the Company had approximately 152 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The Company does not know the beneficial owners of such shares.

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

You should read the following discussion and analysis in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K.

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

On March 8, 2016, the Company incorporated a wholly owned subsidiary, Viking Oil & Gas (Canada) ULC, in Alberta, Canada, to hold Canadian oil and gas interests which were registered in its name. On August 30, 2016, the Company organized a wholly owned subsidiary, Mid-Con Petroleum, LLC (“Mid-Con Petroleum”), a Kansas limited liability company, to hold oil and gas interests in the central United States. On August 25, 2017, the Company organized another wholly owned subsidiary, Mid-Con Drilling, LLC (“Mid-Con Drilling”), a Kansas limited liability company, to hold additional oil and gas interests in the central United States. On December 27, 2017, the Company organized a third wholly owned subsidiary, Mid-Con Development, LLC (“Mid-Con Development”), a Kansas limited liability company, to hold further oil and gas interests in the central United States. In 2016 and 2017, the Company acquired numerous oil and gas interests in Kansas, and in December of 2017, the Company acquired Petrodome Energy, LLC, a Texas limited liability company based in Houston, Texas, with interests in oil and gas leases in Texas, Louisiana and Mississippi.

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

Liquidity and Capital Resources

	December 31,
Working Capital:	2017	2016

Current Assets	$7,176,069	$249,252
Current Liabilities	$9,845,948	$3,812,732
Asset retirement obligation	$3,096,263	$833,017
Working Capital (deficit)	$(2,669,879)	$(3,563,480)

	Years Ended December 31,
Cash Flows:	2017	2016

Net Cash Provided by (Used in) Operating Activities	$(1,592,040)	$(108,555)
Net Cash Provided by (Used in) Investing Activities	$(767,683)	$(2,270,857)
Net Cash Provided by (Used in) Financing Activities	$8,076,377	$2,367,432
Increase (Decrease) in Cash during the Period	$5,716,654	$(11,980)
Cash and Cash Equivalents, End of Period	$5,735,259	$18,605

The Company had current assets of $7,176,069 as of December 31, 2017, as compared to $249,252 in the comparable period in 2016. The Company had current liabilities of $9,845,948 as of December 31, 2017, as compared to $3,812,732 in the comparable period in 2016. The increase in both current assets and current liabilities is mainly a result of the acquisition of Petrodome and the increased borrowing to fund acquisitions. The Company had a working capital deficit of $2,669,879 as of December 31, 2017, compared to a working capital deficit in December 31, 2016, of $3,563,480.

Cash used in operating activities increased to ($1,592,040) during the fiscal year ended December 31, 2017, as compared to ($226,555) in the comparable period in 2016.

Cash from financing activities increased to $8,076,377 during the fiscal year ended December 31, 2017, as compared to 2,467,432 in the comparable period in 2016. The increase was mostly due to the Company successfully arranging for new debt to facilitate property acquisitions.

Cash used in investing activities decreased to ($767,683) during the fiscal year ended December 31, 2017, as compared to ($2,252,857) in the comparable period in 2016. The decrease is a result of the Company having accomplished the purchase of additional oil and gas working interests in the central united states, facilitated by new investments through both debt and equity.

Revenue

The Company had gross revenues of $1,982,018 for the year ended December 31, 2017, representing its share of revenue from its 50% working interest in the Joffre Property, and the revenue being generated through the oil and gas acquisitions in the central United States.

Expenses

The Company's operating expenses increased by $5,047,747 to $8,675,710 for the year ended December 31, 2017, from $3,627,963 for the year ended December 31, 2016. This increase is mainly attributable to stock-based compensation of $5,405,106 and increases in lease operating costs commensurate with the new oil and gas wells purchased in 2017. Additionally, there were increases in accretion expense and depreciation, depletion and amortization expense.

Loss from Operations

The Company incurred a loss from operations of $6,693,692 for the year ended December 31, 2017, as compared to a loss from operations of $3,251,134 for the year ended December 31, 2016. The increase in loss from operations was mainly due to the items referred to in the analysis of expenses.

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

Subsequent Events

On January 30, 2018, the Company issued 100,000 common shares to individuals for services.

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

VIKING ENERGY GROUP, INC.

Consolidated Balance Sheets

As at December 31, 2017 and 2016

(Amounts expressed in US dollars)

	December 31
	2017	2016
ASSETS
Current assets:
Cash	$536,156	$18,605
Restricted cash	5,199,103	-
Accounts receivable – oil and gas	573,295	66,176
Accounts receivable – joint interest billings	318,801	-
Other receivable – related party	548,714	76,939
Prepaid expenses	-	87,532
Total current assets	7,176,069	249,252

Oil and gas properties, full cost method
Proved developed producing oil and gas properties, net	12,424,105	1,765,373
Undeveloped and non-producing oil and gas properties, net	27,302,914	1,237,489
Total Oil and gas properties, net	39,727,019	3,002,862

Fixed assets, net	166,741	-
Long term investment	-	106,930
Other assets	9,396	-
TOTAL ASSETS	$47,079,226	$3,359,044

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accrued expenses and other current liabilities	$397,070	$179,421
Accounts payable	465,869	121,365
Undistributed revenues and royalties	1,175,200	-
Derivative liability	1,052,788	1,136,894
Amount due to directors	1,192,970	1,072,576
Current portion of long term debt - net of debt discount	5,562,051	1,302,476
Total current liabilities	9,845,948	3,812,732
Long term debt – net of current portion and debt discount	9,742,830	1,579,469
Asset retirement obligation	3,096,263	833,017
TOTAL LIABILITIES	22,685,041	6,225,218

Commitments and contingencies (Note 9)	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 28,092 Shares issued and outstanding as of December 31, 2017 and 2016	28	28
Common stock, $0.001 par value, 100,000,000 shares authorized, 72,347,991 and 53,093,192 shares issued and outstanding as of December 31, 2017 and 2016, respectively	72,348	53,093
Additional Paid-In Capital	19,029,892	11,526,847
Prepaid equity-based compensation	(11,827)	(35,068)
Accumulated other comprehensive loss	-	(1,446)
Retained Earnings (Accumulated deficit)	5,303,744	(14,409,628)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	24,394,185	(2,866,174)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$47,079,226	$3,359,044

The accompanying notes are an integral part of these consolidated financial statements.

VIKING ENERGY GROUP, INC.

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2017 and 2016

(Amounts expressed in US dollars)

	For the Years Ended December 31,
	2017	2016

Revenue
Oil and gas sales	$1,982,018	$376,829

Operating expenses
Lease operating costs	1,136,883	248,294
Impairment of oil and gas properties	-	1,710,393
General and administrative	1,568,501	780,859
Stock based compensation	5,405,106	766,882
Accretion – asset retirement obligations	58,075	22,963
Depreciation, depletion & amortization	507,145	98,572
Total operating expenses	8,675,710	3,627,963

Loss from operations	(6,693,692)	(3,251,134)

Other income (expenses)
Interest expense	(1,604,185)	(2,483,308)
Change in fair value of derivatives	48,875	204,387
Loss on sale of investments	(7,185)
Gain on settlement of debt	-	102,868
Bargain purchase gain	27,969,559
Realized loss on available-for-sale securities	-	(18,000)
Total other income (expenses)	26,407,064	(2,194,053)

Net loss before income taxes	19,713,372	(5,445,187)
Income tax expense	-	-

Net Income (loss)	19,713,372	(5,445,187)

Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	1,446	156,978

Net Comprehensive Income (loss)	$19,714,818	$(5,288,209)

Loss per weighted average number of common shares outstanding – basic	$0.32	$(0.12)
Weighted average number of common shares outstanding – basic and diluted	62,589,388	45,721,005

The accompanying notes are an integral part of these consolidated financial statements.

VIKING ENERGY GROUP, INC.

Consolidated Statements of Cash Flows

(Amounts expressed in US dollars)

	For the Years Ended December 31,
	2017	2016

Cash flows from operating activities:
Net income (loss)	$19,713,372	$(5,445,187)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of derivative liability	(48,875)	(204,387)
Gain on settlement of debt	-	(102,868))
Realized loss on long term investment	7,185	18,000
Stock based compensation	5,405,106	766,882
Stock based interest payment	-	326,375
Bargain purchase gain	(27,969,559)	-
Depreciation, depletion and amortization	507,145	98,572
Impairment of oil and gas properties	-	1,710,393
Accretion - Asset retirement obligation	58,075	22,963
Allowance for bad debt	129,385	76,938
Amortization of debt discount	1,105,745	1,803,978
Changes in operating assets and liabilities
Accounts receivable	(559,566)	(66,176)
Accounts receivable – joint interest billings	(318,801)
Other receivables	(548,714)
Prepaid expenses	226,717	31,672
Accounts payable	344,504	119,459
Accrued expenses and other current liabilities	218,624	189,342
Amounts due to directors	137,617	427,489
Net cash used in operating activities	(1,592,040)	(226,555)

Cash flows from investing activities:
Purchase of oil and gas properties	(2,122,643)	(2,252,857)
Cash acquired with acquisition	1,253,769	-
Proceeds from sale of investments	101,191	-
Net cash used in investing activities	(767,683)	(2,252,857)

Cash flows from financing activities:
Proceeds from amount due to directors	171,311	-
Repayment of amount due to directors	(393,438)	(69,904)
Proceeds from sale of common stock	331,667	426,250
Common stock issuance costs	-	(37,500)
Debt issuance costs	(216,000)	-
Proceeds from long term debt	10,171,170	2,747,086
Repayment of long term debt	(1,988,333)	(598,500)
Net cash provided by financing activities	8,076,377	2,467,432

Net increase (decrease) in cash	516,654	(11980)
Cash, beginning of year	18,605	30,585
Cash, end of year	$5,735,259	$18,605
Supplemental Cash Flow Information:
Cash paid for:
Interest	$305,648	$139,631
Income taxes	$-	$-
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuances of shares for convertible debt and accrued expenses	$-	$6,778
Recognition of asset retirement obligation	$2,205,171	$363,808
Issuance of shares for oil and gas property acquisitions	$460,600	$1,445,692
Amount due seller for oil and gas property acquisition	$2,000,000	$203,000
Issuance of warrants for 4,062,500 common shares as debt discount	$-	$416,315
Issuance of shares and warrants as discount on debt	$917,411	$-
Prepayment of contract through amounts due directors	$100,000	$-
Convertible notes paid through advances from directors	$-	$100,000
Long term debt paid through amounts due directors	$97,500	$-
Accrued expenses exchanged for long term debt	$9,500	$-
Sale of shares through satisfaction of unrelated notes payable	$127,215	$-
Payments to vendors from debt proceeds	$-	$120,164
Debt discount on convertible debt	$-	$76,250
Exchange long term investment for prepaid services	$-	$119,204
Accounts payable reclassified to debt	$-	$18,000
Convertible note paid through revolving credit facility	$-	$1,100,000

The accompanying notes are an integral part of these consolidated financial statements.

VIKING ENERGY GROUP, INC.

Consolidated Statement of Changes in Stockholders' Deficit

(Amounts expressed in US dollars)

									Accumulated
							Additional	Prepaid	Other		Total
	Common Stock		Shares to be Issued		Preferred Stock		Paid-in	Equity-Based	Comprehensive	Accumulated	Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Capital	Compensation	Loss	Deficit	Deficit

Balances at December 31, 2015	30,333,993	$30,334	-	$-	28,092	$28	$7,960,372	$(145,562)	$(158,424)	$(8,964,441)	$(1,277,693)
Shares issued in satisfaction of debt	300,926	301					9,810				10,111
Derivative liability adjustments - satisfaction of convertible debt							685,668				685,668
Shares issued for consulting services	1,315,000	1,315					164,185				165,500
Shares issued in acquisition of oil and gas properties	14,862,021	14,862					1,430,829				1,445,691
Shares issued as prepaid equity-based compensation	5,000,000	5,000					795,000	(800,000)			-
Cancellation of shares issued as prepaid equity-based compensation	(4,000,000)	(4,000)					(636,000)	640,000			-
Sale of stock	2,841,667	2,842					423,408				426,250
Capital issuance costs							(37,500)				(37,500)
Shares issued as payment for interest expense	1,931,250	1,931					324,444				326,375
Shares issued as additional discount on debt	508,335	508					75,742				76,250
Warrants issued for services							330,889				330,889
Amortization of prepaid equity-based compensation								270,494			270,494
Unrealized gain (loss) on securities held for sale									156,978		156,978
Net loss for the year ended December 31, 2016										(5,445,187)	(5,445,187)

Balances at December 31, 2016	53,093,192	$53,093	-	$-	28,092	$28	$11,526,847	$(35,068)	$(1,446)	$(14,409,628)	$(2,866,174)

Shares issued for consulting services	2,892,889	2,894					478,739				481,633
Shares issued as prepaid equity-based compensation	4,385,000	4,385					860,836	(865,221)			-
Sale of stock	3,059,442	3,059					455,858				458,917
Derivative liability adjustments - satisfaction of convertible debt							35,232				35,232
Amortization of prepaid equity-based compensation								888,462			888,462
Unrealized gain (loss) on securities held for sale									1,446		1,446
Shares issued for services	1,057,000	1,057					210,358				211,415
Shares and warrants issued as discount on new debt	3,040,000	3,040					681,371				684,411
Shares issued as debt discount	2,646,000	2,646					322,229				324,875
Shares issued in cashless exercise of warrants	174,467	174					(174)				-
Shares issued in acquisition of oil and gas properties	2,000,000	2,000					458,600				460,600
Warrants issued for services							3,999,996				3,999,996
Net income for the year ended December 31, 2017										19,713,372	19,713,372

Balances at December 31, 2017	72,347,990	$72,348	-	$-	28,092	$28	$19,029,892	$(11,827)	$-	$5,303,744	$24,394,185

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

The Company's business plan is to engage in the acquisition, exploration, development and production of oil and natural gas properties, both individually and through collaborative partnerships with other companies in this field of endeavor. In November of 2014, the Company entered into its first contract relative to oil and gas activities involving jointly controlled assets and related liabilities by purchasing an undivided 50% interest in the Joffre project located in Alberta, Canada. On March 8, 2016, the Company incorporated a wholly owned subsidiary, Viking Oil & Gas (Canada) ULC, in Alberta, Canada, to hold its Canadian oil and gas interests. On February 23, 2016, the Company closed on the acquisition of working interests in four leases with access to the mineral rights (oil and gas) concerning approximately 281 acres of property in Miami and Franklin Counties in eastern Kansas. On August 30, 2016, the Company incorporated an additional wholly owned subsidiary, Mid-Con Petroleum, LLC, in the State of Kansas to hold certain of its acquisitions in the central United States. On October 4, 2016, the Company, through Mid-Con Petroleum, completed an acquisition whereby the Company (i) increased its working interest in three existing oil and gas leases in Miami and Franklin Counties in Eastern Kansas, and (ii) acquired a working interest in four new oil and gas leases in the same region, comprising approximately 660 acres of property. On August 25, 2017, the Company created an additional wholly owned subsidiary, Mid-Con Drilling, LLC. (“Mid-Con Drilling”), in the State of Kansas to hold additional acquisitions in the central United States. On September 11, 2017, the Company through Mid-Con Drilling, completed an acquisition of a 90% working interest in four new oil and gas leases in Anderson County in Eastern Kansas, comprising approximately 980 acres of property. On October 2, 2017, the Company, through Mid-Con Drilling, closed on an acquisition, effective October 1, 2017, of a 100% working interest in six new oil and gas leases in Miami and Franklin Counties in Eastern Kansas. Existing production from the acquired interests is approximately twenty-two barrels of oil per day. The purchase includes an undivided interest in all oil and gas wells, equipment, fixtures and other personal property located upon the leased properties and used in connection with oil and gas operations upon the leases attributable to the working interests purchased by Viking, through Mid-Con. On October 4, 2017, the Company, through Mid-Con Drilling, closed on an acquisition of an 80% working interest in six new oil and gas leases in Riley, Geary and Wabaunsee Counties in Kansas. Existing production from the acquired interests is approximately thirteen barrels of oil per day. The purchase includes an undivided interest in all oil and gas wells, equipment, fixtures and other personal property located upon the leased properties. On December 22, 2017, the Company completed an acquisition of 100% of the issued and outstanding membership interests of Petrodome Energy LLC, a privately-owned company, with working interests in multiple oil and gas fields across Texas, Louisiana and Mississippi, comprising approximately 11,700 acres. On December 27, 2017, the Company created an additional wholly owned subsidiary, Mid-Con Development, LLC (“Mid-Con Development”) in the State of Kansas to hold additional acquisition in the central United States. On December 29, 2017, the Company through Mid-Con Development completed an acquisition of working interests in approximately 41 oil leases in Ellis and Rooks Counties in Kansas, comprising several thousand acres.

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had net comprehensive income of $19,714,818 and a net comprehensive loss of $5,288,209 for the years ended December 31, 2017 and 2016, respectively. The Company has accumulated a stockholders’ equity of $24,394,185 as of December 31, 2017. The income and equity in 2017 are reflective of a large bargain purchase gain, and not results of operations in normal course. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however, there is no assurance of additional funding being available. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

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

b) Basis of Consolidation

The financial statements presented herein reflect the consolidated financial results of the Company and its wholly owned subsidiaries, Viking Oil & Gas (Canada) ULC, a Canadian corporation formed on March 8, 2016, to provide a base of operations for properties in Canada, Mid-Con Petroleum, LLC, formed on August 30, 2016, Mid-Con Drilling, LLC, formed on August 25, 2017, and Mid-Con Development, LLC, formed on December 27, 2017, all to provide a base of operations for properties in the Central United States, and Petrodome Energy, LLC, based in Houston, Texas to provide a base of operations to facilitate property acquisitions in Texas, Louisiana and Mississippi. All significant intercompany transactions and balances have been eliminated upon consolidation.

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

•	Level 3: inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets and liabilities measured at fair value as of December 31, 2017 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial Assets
Long term investment	$-	$-	$-	$1,446
	$-	$-	$-	$1,446
Financial liabilities
Derivative liabilities	$-	$-	$807,762	$232,840
Commodity Derivative	-	245,026	-	(183,965)
	$-	$245,026	$807,762	$48,875

Assets and liabilities measured at fair value as of December 31, 2016 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial Assets
Long term investment	$106,930	$-	$-	$156,978
	$106,930	$-	$-	$156,978
Financial liabilities
Derivative liabilities	$-	$-	$1,075,833	$265,448
Commodity Derivative	-	61,061	-	(61,061)
	$-	$61,061	$1,075,833	$204,387

The Company’s long-term investment consisted of 1,437,500 common shares of Tanager Energy Inc., as of December 31, 2016, which is traded on the TSX Venture Exchange (Toronto Stock Exchange). During the three months ended March 31, 2017, the Company sold these shares. The change in the fair value of this investment that has been recognized as an unrealized gain in other comprehensive income on the statement of operations and comprehensive loss was $1,446 for the year ended December 31, 2017, and $156,978 for the year ended December 31, 2016.

The Company had commodity financial derivatives in place at December 31, 2017. The Company does not designate its commodities derivative instruments as hedges and therefore does not apply hedge accounting. Changes in fair value of derivative instruments subsequent to the initial measurement are recorded as change in fair value on derivative liability, in other income (expense). The estimated fair value amounts of the Company’s commodity derivative instruments have been determined at discrete points in time based on relevant market information which resulted in the Company classifying such derivatives as Level 2. Although the Company’s commodity derivative instruments are valued using public indices, the instruments themselves are traded with unrelated counterparties and are not openly traded on an exchange.

The Company uses the Black-Scholes model to value its derivative liabilities. This model takes into account inputs such as contract terms, including maturity and market parameters, including assumptions associated with interest rates, volatility and credit worthiness. The derivative liabilities of the Company were $1,052,788 and $1,136,894 as of December 31, 2017 and 2016 respectively. The change in the fair value of the derivative liabilities for the year ended December 31, 2017 consisted of an increase of $183,965 associated with commodity derivatives, and a decrease in derivative liabilities of $232,840 associated with warrants and the conversion features of new convertible debt, and a reduction of $35,232 associated with the satisfaction of certain convertible debt and a gain recognized in the statement of operations and comprehensive loss in the amount of $48,875.

e) Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investment securities that have original maturities of three months or less. At December 31, 2017 and 2016, the Company does not have any cash deposits in excess of FDIC insured limits.

Restricted cash in the amount of $5,199,103 represents cash provided through funding for the Petrodome acquisition, restricted for drilling and exploration.

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

g) Prepaid equity based compensation

Prepaid equity-based expenses represent amounts paid in advance through the issuance of restricted shares of stock, for future contractual benefits to be received. These expenses paid in advance are recorded as prepaid equity-based compensation as a component of “Stockholders’ Equity (Deficit)” and then amortized to the statements of operations and comprehensive loss over the life of the contract using the straight-line method. At December 31, 2017 and 2016, the balances of the prepaid equity-based compensation were comprised of the following:

	December 31, 2017	December 31, 2016

In March 2016, three one-year consulting agreements with three unrelated parties for services related to the petroleum industry for a combined total amount of $800,000.	$-	$35,068

In February 2017, a one-year consulting agreement for services related to investor relations, market exposure and content development for a total amount of $44,160.	6,412	-

In April 2017, a one-year consulting agreement comprised of four quarterly incremental installments for services related to analysis of potential oil and gas acquisitions, for an initial quarterly amount of $40,250. In July 2017, the second quarterly installment was made in the amount of $28,000, and in October, the third quarterly installment was made in the amount of $27,675.	5,415	-

	$11,827	$35,068

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

Depreciation, depletion and amortization expense utilizing the unit-of-production method for the Company’s oil and gas properties for the years ended December 31, 2017 and 2016 were as follows:

Oil and Gas Properties by Geographical Cost Center
	Years ended,
	December 31,
Cost Center	2017	2016

Canada	$66,454	$15,272
United States	440,691	83,300

	$507,145	$98,572

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

The Company recognized an impairment loss on oil and gas properties for the years ended December 31, 2017 and 2016 of $0 and $1,710,393, respectively.

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

k) Income (loss) per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and, adjusted by any effects of warrants and options outstanding, if dilutive, that may add to the number of common shares during the period. At December 31, 2017 and 2016 there were approximately 26,703,126 and 6,582,259 common stock equivalents respectively, that were anti-dilutive and were not included in the calculation.

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

m) Comprehensive Loss

FASB ASC 220 “Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income and its components in the consolidated financial statements. For the year ended December 31, 2017 and 2016, comprehensive income (loss) was $1,446 and $156,978 respectively and consisted primarily of unrealized gains and (losses) on available for sale securities.

n) Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets likely. The Company did not incur any material impact to its financial condition or results of operations due to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is subject to U.S federal jurisdiction income tax examinations for the tax years 2008 through 2017. In addition, the Company is subject to state and local income tax examinations for the tax years 2008 through 2017.

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

The following table represents stock warrant activity as of and for the year ended December 31, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding – December 31, 2016	5,720,834	-.	-	-
Granted	21,475,000	0.29	9.6 years	-
Exercised	(492,708)	-	-	-
Forfeited/expired/cancelled	-	-	-	-

Warrants Outstanding – December 31, 2017	26,703,126	$0.27	8.39 years	$-

Outstanding Exercisable – December 31, 2016	5,720,834	$-	-	$-
Outstanding Exercisable – December 31, 2017	26,703,126	$0.27	8.39 years	$-

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

As of December 31, 2017, and 2016, the Company had no trading and held-to-maturity securities.

The Company’s long-term investment consisted of 1,437,500 common shares of Tanager Energy, Inc., as of December 31, 2016, which is traded on the TSX Venture Exchange (Toronto Stock Exchange). During the three months ended March 31, 2017, the company sold these shares. The change in the fair value of this investment recognized as an unrealized gain (loss) in other comprehensive income on the statement of operations and comprehensive loss was $1,446 and 156,978 for the years ended December 31, 2017 and 2016 respectively.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There was no impairment of long-lived assets during the years ended December 31, 2017 and 2016.

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

For financial reporting purposes, the operational results of the Company's oil and gas operations in Canada are prepared using the CAD, and are translated into the Company's reporting currency, the U.S. Dollar. Revenue and expenses applicable to the oil and gas operations in Alberta, Canada are translated using average rates prevailing during each reporting period. Gains or losses resulting from the settlement of foreign currency transactions are recorded as a separate component of accumulated other comprehensive income in stockholders' equity when realized. There have been no settlement transactions that resulted in the recognition of a foreign currency exchange gain or loss during the years ended December 31, 2017 and 2016.

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

The following table describes the changes in the Company’s asset retirement obligations for the years ended December 31, 2017 and 2016:

	2017	2016

Asset retirement obligation – beginning	$833,017	$416,246
Oil and gas purchases	2,205,171	393,808
Accretion expense	58,075	22,963

Asset retirement obligation - ending	$3,096,263	$833,017

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

w) Subsequent events

The Company has evaluated subsequent events from December 31, 2017 through the date of filing this report, and determined there are no other items to disclose other than those disclosed below:

On January 30, 2018, the Company issued 100,000 common shares to individuals for services

Note 3.   Business Acquisition

Petrodome Energy LLC

As discussed in Note 1, on December 22, 2017, the Company closed on the acquisition of all of the issued and outstanding membership interests of Petrodome Energy, LLC, a Texas Limited Liability company, with an effective date of November 1, 2017, in a transaction accounted for under the acquisition method of accounting, whereby the assets acquired and the liabilities, if any assumed are to be valued at fair value, and compared to the fair value of the consideration given to identify if there are any identifiable intangible assets to be recognized as a result of the transaction.

As a result of the acquisition, Petrodome Energy LLC is now a wholly owned subsidiary of Viking Energy Group, Inc, and is included in the accompanying consolidated financial statements only from the effective date through December 31, 2017. The recorded cost of this acquisition was based upon the fair market value of the assets acquired based on an independent valuation. The fair value of the Business Enterprise and its assets exceed the value of the consideration given, creating a bargain purchase gain, which is to be recognized immediately by the purchaser. The fair value of the bargain purchase gain has been recorded in the amount of $27,969,559.

The total consideration given as outlined in the “Membership Interest Purchase Agreement”, representing the full purchase price of the membership interests, is calculated as follows:

Cash consideration - adjusted post closing pursuant to the agreement	$2,565,841
2,000,000 restricted common shares valued at market	460,600

Total purchase price	$3,026,441

Goodwill / Bargain Purchase Gain is calculated by comparing the total purchase price to the fair values of assets acquired and liabilities assumed in connection with this acquisition as follows:

Total Purchase Price	$3,026,441

Fair Value of Assets and Liabilities
Cash	$1,253,769
Prepaid expenses and other assets	39,185
Oil and Gas Properties	30,774,928
Property and equipment	172,491
Other asset - rental deposit	9,396
Less undistributed revenues and royalties	(1,253,769)
Total Fair Value of Acquisition	30,996,000

Calculated Goodwill (Bargain Purchase Gain)	$(27,969,559)

Proforma unaudited condensed selected financial data for the years ended December 31, 2017 and 2016 as though this acquisition had taken place at January 1, 2016 are as follows:

	Years Ended December 31,
	2017	2016

Revenues	$9,063,945	$10,737,474

Net Loss	$(7,077,809)	$(26,244,663)

Loss per share	$(0.570)	$(0.110)

Note 4.   Related Party Transactions

During April 2015, the Company made an advance to Tanager Energy Inc., in conjunction with a joint investment in the second oil well of the Joffre Project. As of December 31, 2017, the balance owed by Tanager to the Company is $153,877. The Company has determined to reserve 100% of the balance and has reduced the amount shown as other receivable – related party to $0 on the balance sheet.

On May 16, 2017, Tom Simeo, formerly the Company’s Executive Chairman and a Director, resigned from all positions with the Company. During the period up to his resignation, Tom Simeo did not accrue payroll and made no advances to the Company. The Company paid a total of $20,643 against prior advances. Concurrent with his resignation, Mr. Simeo waived any remaining balance of prior advances previously payable to him. As of December 31, there are no remaining balances payable to Mr. Simeo.

During the year ended December 31, 2017, the Company’s CEO and Director, James Doris incurred expenses on behalf of, and made advances to the Company in the amount of $344,003 in order to provide the Company with funds to carry on its operations, and the Company made repayments of $384,361. These advances do not bear interest, are unsecured and have no specific terms of repayment. As of December 31, 2017, the amount due for expenses paid on behalf of the Company is $330,580. The Company has not imputed interest as the amount is deemed immaterial. Additionally, Mr. Doris made several loans to the Company totaling $862,390, all accruing interest at 12%, and payable on demand. As of December 31, 2017, the total amount due to Mr. Doris for advances and expenses paid on behalf of the Company and loans is $1,192,970. Accrued interest of $149,120 is included in other payables at December 31, 2017.

Note 5. Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification for the year ended December 31, 2017:

	December 31,			December 31,
	2016	Adjustments	Impairments	2017
Proved developed producing oil and gas properties
Canada cost center	$34,733	$(11,454)	$-	$23,279
United States cost center	1,787,840	10,848,212	-	12,636,052
Accumulated depreciation, depletion and amortization	(57,200)	(178,026)	-	(235,226)
Proved developed producing oil and gas properties, net	$1,765,373	$10,658,732	$-	$12,424,105

Undeveloped and non-producing oil and gas properties
Canada cost center	$371,481	$11,454	$-	$382,935
United States cost center	917,184	26,377,340	-	27,294,524
Accumulated depreciation, depletion and amortization	(51,176)	(323,369)	-	(374,546)
Undeveloped and non-producing oil and gas properties, net	$1,237,489	$26,065,425	$-	$27,302,914

Total Oil and Gas Properties, Net	$3,002,862	$2,092,625	$-	$39,727,019

The following table summarizes the Company’s oil and gas activities by classification for the year ended December 31, 2016:

	December 31,			December 31,
	2015	Adjustments	Impairments	2016
Proved developed producing oil and gas properties
Canada cost center	$33,082	$1,651	$-	$34,733
United States cost center	-	2,838,943	(1,051,103)	1,787,840
Accumulated depreciation, depletion and amortization	(2,093)	(55,107)	-	(57,200)
Proved developed producing oil and gas properties, net	$30,989	$2,785,487	$(1,051,103)	$1,765,373

Undeveloped and non-producing oil and gas properties
Canada cost center	$518,269	$(1,652)	$(145,136)	$371,481
United States cost center	-	1,456,414	(539,230)	917,184
Accumulated depreciation, depletion and amortization	(32,788)	(43,464)	25,076	(51,176)
Undeveloped and non-producing oil and gas properties, net	$485,481	$1,411,298	$(659,290)	$1,237,489

Total Oil and Gas Properties, Net	$516,470	$2,092,625	$(1,710,393)	$3,002,862

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

On October 2, 2017, the Company, through Mid-Con Drilling, closed on an acquisition, effective October 1, 2017, of a 100% working interest in six new oil and gas leases in Miami and Franklin Counties in Eastern Kansas. The purchase includes an undivided interest in all oil and gas wells, equipment, fixtures and other personal property located upon the leased properties and used in connection with oil and gas operations upon the leases attributable to the working interests purchased by Viking, through Mid-Con. The acquisition price for this transaction was $530,000.

To facilitate this transaction, the Company, through Mid-Con Drilling executed a Promissory Note, dated October 2, 2017 in favor of Cornerstone Bank in the amount of $290,000 for a portion of the purchase price.

On October 4, 2017, the Company, through Mid-Con Drilling, closed on an acquisition of an 80% working interest in six new oil and gas leases in Riley, Geary and Wabaunsee Counties in Kansas. The purchase includes an undivided interest in all oil and gas wells, equipment, fixtures and other personal property located upon the leased properties.

The acquisition price for this transaction was $400,000. To facilitate this transaction, the Company, through Mid-Con Drilling executed a Promissory Note, dated October 3, 2017 in favor of Cornerstone Bank in the amount of $204,000 for a portion of the purchase price.

On December 22, 2017, the Company completed an acquisition of 100% of the issued and outstanding membership interests of Petrodome Energy LLC, a privately-owned company, with working interests in multiple oil and gas fields across Texas, Louisiana and Mississippi, comprising approximately 11,700 acres. The aggregate purchase price for the Acquisition consisted of: (i) a $3.2 million cash payment to the Seller (reflecting a $3.0 million cash payment adjusted for closing date purchase price adjustments), funded with borrowings under the Term Loan; (ii) the issuance of 2,000,000 shares of the Corporation’s common stock, $0.001 par value per share (the “Share Consideration”); and (iii) a grant to the Seller of a 1.5% over-riding royalty interest in (a) all existing oil and gas leases associated with the Acquired Companies, and (b) all new oil and gas wells drilled on certain prospects identified by the Seller in the Acquisition Agreement, which expire on October 31, 2020.

In connection with the closing of the Acquisition, Petrodome Energy and each of the Acquired Companies entered into a Term Loan Agreement, dated December 22, 2017, by and among the Borrowers, 405 Petrodome LLC, as administrative agent (the “Agent”), and 405 Petrodome LLC and Cargill, Incorporated, as lenders (collectively, the “Lenders”). The Loan Agreement provides for a funded term loan in the amount of $8.0 million at a 6.0% original issue discount, which results in an original principal amount of approximately $8.5 million (the “Term Loan”). The Borrowers also paid an upfront fee equal to 1.0% of the Term Loan amount. The maturity date of the Term Loan is December 22, 2019 (the “Maturity Date”). On the closing date, approximately $5.2 million of the Term Loan was funded into a capital expenditures account controlled by the Agent (the “CapEx Account”). The release of funds from the CapEx Account to the Borrowers is subject to the satisfaction, in the Agent’s sole discretion, of several conditions related to the Borrowers’ operations and development prospects.

On December 27, 2017, the Company created an additional wholly owned subsidiary, Mid-Con Development, LLC (“Mid-Con Development”) in the State of Kansas to hold additional acquisition in the central United States. On December 29, 2017, the Company through Mid-Con Drilling completed an acquisition of working interests in approximately 41 oil leases in Ellis and Rooks Counties in Kansas, comprising several thousand acres. The working interests in the leases range from 84% to 100%, with an average of approximately 96%, and the net revenue interests range from 72% to 85%, with an average of approximately 81%.

The Acquisition purchase price was $2,200,000. The Company paid $200,000 on December 29, 2017, with the balance was due and paid on January 15, 2018.

Note 6. Capital Stock and Additional Paid-in Capital

(a) Preferred Stock

The Company is authorized to issue 5,000,000 shares of Preferred Stock, par value $0.001 per share (the “Preferred Stock”), of which 50,000 have been designated as Series C Preferred Stock (the “Series C Preferred Stock”).

On December 4, 2017, Viking Energy Group, Inc. (the “Company” or “Viking”) filed with the State of Nevada an amendment to the Certificate of Designation for the Company’s Series C Preferred Stock, pursuant to which each share of Series C Preferred Stock would entitle the holder thereof to 10,000 votes on all matters submitted to the vote of the stockholders of the Company.

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

On May 12, 2017, the Company issued 1,000,000 common shares for services.

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

On August 30, 2017, the Company issued 176,258 common shares for services.

On September 30, 2017, the Company issued 612,500 common shares for services.

On October 18, 2017, the Company issued 250,000 common shares as a third quarterly payment a consulting agreement executed in April of 2017.

During November and December of 2017, the Company issued 100,000 common shares for services.

During October, November and December of 2017, pursuant to a private placement, the Company issued 2,646,000 common shares concurrently with raising $1,764,000.

On December 22, 2017, the Company issued 2,000,000 common shares as partial consideration for the acquisition of Petrodome.

During December 2017, the Company issued 957,000 common shares for services.

On December 27, 2017, the Company issued 174,467 common shares in a cashless exercise of warrants.

Note 7. Long Term Debt

Long term debt consisted of the following at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016

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

	75,000	421,936

On October 4, 2016, the Company issued a non-interest-bearing note, payable on demand in the amount of $203,000. This amount has been paid in full as of November 1, 2017.	-	203,000

On October 4, 2016, the Company closed on a revolver loan with Crossfirst Bank in the amount of $1,800,000, payable at $15,000 per month, interest at 10%, with all unpaid principal and accrued interest payable on September 30, 2018. The balance shown is net of unamortized discount of $10,341 and $24,167 at December 31, 2017 and 2016 respectively.	1,594,659	1,745,833

During July and August of 2017, the Company borrowed $1,475,000 from private lenders pursuant to a 10% Secured Convertible Promissory Note with a twelve-month maturity. The balance shown is net of unamortized discount of $271,403 and $0 at December 31, 2017 and 2016 respectively.	1,203,597	-

During August through December of 2017, the Company borrowed $2,989,000 from private lenders pursuant to a 10% Secured Promissory Note with all principal and accrued interest payable on the maturity date of October 31, 2018. The balance shown is net of unamortized discount of $867,399 and $0 at December 31, 2017 and 2016 respectively.	2,121,601	-

On September 8, 2017, the Company closed on a Promissory Note with Cornerstone Bank in the amount of $256,983, payable interest only for the first twelve months commencing October 8, 2017, variable interest rate, currently at 5.5%, followed by 83 monthly payments of $3,765, interest at 6%, final payment due on September 8, 2025. The balance shown is net of unamortized discount of $3,113 and $0 at December 31, 2017 and 2016 respectively.	253,870	-

On September 29, 2017, the Company closed on a Promissory Note with Cornerstone Bank in the amount of $290,000, payable interest only for the first twelve months commencing October 29, 2017, variable interest rate, currently at 5.5%, followed by 83 monthly payments of $3,765, interest at 6%, final payment due on September 29, 2025. The balance shown is net of unamortized discount of $3,925 and $0 at December 31, 2017 and 2016 respectively.	286,075	-

On October 3, 2017, the Company closed on a Promissory Note with Cornerstone Bank in the amount of $204,000, payable interest only for the first twelve months commencing November 3, 2017, variable interest rate, currently at 5.5%, followed by 83 monthly payments of $3,765, interest at 6%, final payment due on October 3, 2025. The balance shown is net of unamortized discount of $3,451 and $0 at December 31, 2017 and 2016 respectively.	200,549	-

Short term payable, non-interest bearing, as remaining balance on December 29, 2017 acquisition. Payable by January 15, 2018.	2,000,000	-

On December 22, 2017, the Company borrowed $8,510,638, through 405 Petrodome, LLC, as agent for Lenders, with an OID of 6%., bearing interest initially at 9.875% through June 2018, then 11.375% through December 2018, then 12.875% through June 2019, then 14.375% through December 2019. Interest only through June 2018, at which time Principal will be payable at $75,000 monthly for six months and then $125,000 monthly to the maturity date of December 22, 2019. The balance shown is net of unamortized discounts of $941,108 and $0 at December 31, 2017 and 2016 respectively.	7,569,530	-

	15,304,881	2,881,945
Less current portion	(5,562,051)	(1,302,476)
	$9,742,830	$1,579,469

Note 8. Commitments and contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 9. Subsequent Events

The Company has evaluated subsequent events from December 31, 2017 through the date of filing this Form 10-K, and determined there are no other items to disclose other than those disclosed below:

On January 30, 2018, the Company issued 100,000 common shares to individuals for services

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES – (unaudited)

The following supplemental unaudited information regarding Viking’s oil and gas activities is presented pursuant to the disclosure requirements of ASC 932. Viking’s oil and gas activities are located in the United States and Canada.

Results of Operations

	United States		Canada
	2017	2016	2017	2016
Results of operations
Sales	$1,807,232	$254,537	$174,786	$122,292
Lease operating costs	(1,008,428)	(161,147)	(128,455)	(87,147)
Depletion, accretion and impairment	(478,865)	(1,678,064)	(86,355)	(153,864)

Net	$319,939	$(1,584,674)	$(40,024)	$(118,719)

Oil and Gas Production and Sales by geographic area for the years ended December 31, 2017 and 2016:

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

Estimated Quantities of Proved Reserves

	United States		Canada
	2017	2016	2017	2016

Proved Developed, Producing	1,413,329	289,100	10,000	12,800
Proved Developed, Non Producing	269,331	-	164,500	-
Total Proved Developed	1,682,660	289,100	174,500	12,800
Proved Undeveloped	3,655,355	148,312	-	136,900

Total Proved	5,607,346	437,412	174,500	149,700

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

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were prepared in accordance with provisions of ASC 932 - Extractive Activities - Oil and Gas. Future cash inflows at December 31, 2017 and 2016 were computed by applying the unweighted, arithmetic average of the closing price on the first day of each month for the 12-month period prior to December 31, 2017 and 2016 to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year-end, based on year-end costs and assuming continuation of existing economic conditions.

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

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for the year ended December 31, 2017 and 2016 are as follows:

	United States		Canada
	2017	2016	2017	2016

Future cash inflows	207,084,516	15,829,956	5,543,039	3,372,759
Future production costs	(55,783,005)	(8,229,227)	(3,833,920)	(2,666,059)
Future development costs	(26,080,620)	(1,546,600)	(833,354)	(778,569)
Future income tax expense	-	-	-	-

Future net cash flows	125,220,891	6,054,129	875,765	(71,869)
10% annual discount for estimated timing of cash flows	(54,460,189)	(2,995,514)	(308,670)	22,583

Standardized measure of DFNCF	$70,760,702	$3,058,615	$567,095	$(49,286)

Changes in Standardized Measure of Discounted Future Net Cash Flows

The changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for the years ended December 31, 2017 and 2016 are as follows:

	United States		Canada
	2017	2016	2017	2016

Balance - beginning	$3,058,615	$-	$(49,286)	$133,735
Net changes in prices and production costs	-	-	-	354,677
Net changes in future development costs	-	-	-	57,919
Sales of oil and gas produced, net	-	(93,390)	-	(35,146)
Extensions, discoveries and improved recovery	-	-	-	-
Purchases of reserves	-	3,058,616	-	-
Sales of reserves	-	-	-	-
Revisions of previous quantity estimates	-	-	-	(604,061)
Previously estimated development costs incurred	-	-	-	-
Net change in income taxes	-	-	-	(4,022)
Accretion of discount	-	-	-	6,146
Other	-	93,389	-	41,466

Balance - ending	$3,058,615	$3,058,615	$(49,286)	$(49,286)

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

Not applicable.

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

As of December 31, 2017, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of the Company's internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's chief financial officer in connection with the audit of the Company's financial statements as of December 31, 2017 and communicated the matters to the Company's management.

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

(a)	Disclosure Controls and Procedures; Changes in Internal Control Over Financial Reporting

Management has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2017. Based on this evaluation, Management concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2017.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. Based on this assessment, management concluded that, as of December 31, 2017, the Company's internal control over financial reporting was not effective based on those criteria.

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

There was no change in our internal control over financial reporting during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers

The name of the officers and directors of the Company as of December 31, 2016, as well as certain information about them, are set forth below:

Name	Age	Position
James A. Doris	43	Director/CEO/President
Frank W. Barker, Jr.	62	Director/CFO

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

Frank W. Barker, Jr.

Mr. Barker joined the Company as a member of the Board of Directors of the Company on December 29, 2017, at which time he also accepted the position as Chief Financial Officer. Mr. Barker is a Certified Public Accountant licensed to practice in the State of Florida and has been in practice since 1978. He was co-founder of the accounting firm of Peel, Barker, Schatzel & Wells, PA in 1979. Mr. Barker left the firm in 1993 and went on to form the accounting firm of Frank W. Barker, Jr., CPA PA, and the independent consulting firm of FWB Consulting, Inc. to facilitate the provision of strategic, financial, accounting and tax-related services in various capacities to both Public and Private entities. These services have included Compliance Reporting with the Securities and Exchange Commission, the planning, preparation and oversight of annual audit functions, presentation of financial data to Public Company Boards, turn-around management, bankruptcy and asset recovery, Strategic planning for survival of troubled companies, financial forecasting and cash flow management, litigation support and forensic analysis, mergers and acquisitions and reverse mergers. During the last five years, Mr. Barker has worked exclusively on a contract basis through these two firms. Prior to that, Mr. Barker, in addition to contractual services, has also served as Chief Financial Officer of several Public Companies with Revenues in excess of $40 million, in the fields of Defense Contracting, Manufacturing, Alternative Energy, Electrical Contracting, Healthcare Research and Construction. Additionally, Mr. Barker’s other industry experience include Oil and Gas, Health Care Services and Administration, Not for Profit, Retail, Distribution, Gaming, Real Estate, Professional Services, Internet Technologies, Media Communications, Web Based Technologies, Banking, Investments, Insurance, Private Equity, Municipal and County Governments, Treasure Exploration, etc. Mr. Barker has been providing professional services to the Company as an independent consultant since the first quarter of 2015. Mr. Barker received a B.A. in Accounting and Finance from the University of South Florida, Tampa, Florida in 1978.

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

Summary Compensation Table— Fiscal Years Ended December 31, 2017 and 2016

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation Earnings ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total

James A. Doris (1)	2017	0	0	0	$2,999,997	0	0	0	$2,999,997
CEO & President	2016	0	0	0	0	0	0	0	0

Frank W. Barker, Jr. (2)	2017	0	0	0	$999,999	0	0	0	$999,999
CFO	2016	0	0	0	0	0	0	0	0

Narrative to Summary Compensation Table

___________

1.	On June 28, 2014, Mr. Doris was appointed as a director, and on December 12, 2014, as the Chief Executive Officer and President of the Company.

2.	On December 29, 2017, Mr. Barker was appointed as a director and as the Chief Financial Officer of the Company.

3.	The fair value of the warrants were determined using the Black-Scholes option pricing model.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2017, the Company did not maintain an equity incentive plan or other plan, including but not limited to bonus, deferred compensation or retirement plan under which the Company's securities may be issued to its named executive officers as compensation.

Employment Agreements

The Company currently does not employ any people but instead has retained the services of several outside consultants. At December 31, 2017, the Company had no formal compensation arrangements.

Compensation of Directors

The directors and former directors of the Company were compensated as such during the fiscal years ended December 31, 2017, and December 31, 2016, respectively, as follows:

Name	2017 Compensation	2016 Compensation

James A. Doris	$0	$0
Tom Simeo (1)	$0	$0
Frank W. Barker, Jr. (2)	$0	$0

__________

1.	Former officer and director through May 16, 2017.
2.	Appointed as a director and an officer on December 29, 2017

Directors of the Company may be reimbursed for any out-of-pocket expenses incurred by them for each regular or special meeting attendance. The Company presently has no pension, health, annuity, insurance or profit sharing plans.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of the Company's voting securities by each person known by us to be the beneficial owner of more than 5% of such securities, as well as by each of our directors and officers as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

The information reflected in the following table was, unless otherwise specified, the address of each of the persons set forth below, or is in care of the Company at 4200 Montrose Blvd, Suite 410, Houston, Texas, 77006

Title of Class	Name & Address of Beneficial Owners	Amount & Nature of Beneficial Ownership (1)	Percent of Class (2)

Common Stock	James Doris (3)	17,000,000	17.2%
Common Stock	Frank W. Barker, Jr. (4)	5,000,000	5.0%
Common Stock	Tom Simeo (5) (address unknown)	5,529,986	5.6%

Common Stock	Total Shares and Warrants for Beneficial Control Group	27,529,986	27.8%

Common Stock	All Officers and Directors as a Group	22,000,000	22.2%

Series C Preferred	James A. Doris	28,092	100.0%

Series C Preferred	All Officers and Directors as a Group	28,092	100.0%

_______________

1.

Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of the Company's common stock.

2.

As of December 31, 2017, a total of 72,347,991 shares of the Company's common stock, and 28,092 shares of the Company's preferred stock, as well as 26,703,126 warrants are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner above, any warrants exercisable within 60 days have been included for purposes of calculating the relevant percentage.

3.	Includes 15,000,000 warrants owned by James Doris.

4.	Includes 5,000,000 warrants owned by FWB Consulting, Inc., a company controlled by Frank W. Barker, Jr.

5.	Held in the name of Viking Investments Group, LLC, which the Company believes is beneficially owned by Tom Simeo.

Item 13.	Certain Relationships and Related Transactions

Related Transactions

During April 2015, the Company made an advance to Tanager Energy Inc., in conjunction with a joint investment in the second oil well of the Joffre Project. As of December 31, 2016, the balance owed by Tanager to the Company is $153,877. The Company has determined to reserve 100% of the balance and has reduced the amount shown as other receivable – related party to $0 on the balance sheet.

On May 16, 2017, Tom Simeo, formerly the Company’s Executive Chairman and a Director, resigned from all positions with the Company. During the period up to his resignation, Tom Simeo did not accrue payroll and made no advances to the Company. The Company paid a total of $20,643 against prior advances. Concurrent with his resignation, Mr. Simeo waived any remaining balance of prior advances previously payable to him. As of December 31, there are no remaining balances payable to Mr. Simeo.

During the year ended December 31, 2017, the Company’s CEO and Director, James Doris incurred expenses on behalf of, and made advances to the Company in the amount of $344,003 in order to provide the Company with funds to carry on its operations, and the Company made repayments of $384,361. These advances do not bear interest, are unsecured and have no specific terms of repayment. As of December 31, 2017, the amount due for expenses paid on behalf of the Company is $330,580. The Company has not imputed interest as the amount is deemed immaterial. Additionally, Mr. Doris made several loans to the Company totaling $862,390, all accruing interest at 12%, and payable on demand. As of December 31, 2017, the total amount due to Mr. Doris for advances and expenses paid on behalf of the Company and loans is $1,192,970. Accrued interest of $149,120 is included in other payables at December 31, 2017.

The following table reflects the balances of related parties' transactions as of December 31, 2017 and 2016:

	Years ended
	December 31,
	2017	2016
Due to Mr. Tom Simeo	$-	$36,103
Due to Mr. James A. Doris – advances	330,580	370,937
Due to Mr. James A. Doris – demand loans	862,390	665,536
	$1,192,970	$1,072,576

Other than as disclosed, there were no material transactions, series of similar transaction, current transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $120,000 or 1% of the Company's total assets as of December 31, 2017, and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 14.	Principal Accounting Fees and Services

The following table sets forth the fees billed by our independent accounting firm of Turner, Stone & Company, LLP, and prior independent accounting firms, for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2017	2016
Audit Fees	$42,000	$34,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$42,000	$34,000

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

10.1

Membership Interest Purchase Agreement, dated November 10, 2017, by Viking Energy Group, Inc. and Black Rhino, LP (incorporated by reference to our Current Report on Form 8-K filed on December 29, 2017)

10.2

First Amendment to Membership Interest Purchase Agreement, dated November 30, 2017, by Viking Energy Group, Inc. and Black Rhino, LP (incorporated by reference to our Current Report on Form 8-K filed on December 29, 2017)

10.3

Second Amendment to Membership Interest Purchase Agreement, dated December 22, 2017, by Viking Energy Group, Inc., Black Rhino, LP, and Petrodome Energy, LLC (incorporated by reference to our Current Report on Form 8-K filed on December 29, 2017)

10.4

Term Loan Agreement, dated December 22, 2017, by the Borrowers listed therein, 405 Petrodome LLC, as Administrative Agent, and 405 Petrodome LLC and Cargill, Incorporated, as Lenders (incorporated by reference to our Current Report on Form 8-K filed on December 29, 2017)

10.5

Purchase and Sale Agreement, dated December 22, 2017, by Viking Energy Group, Inc. and Woodway Oil & Gas – KS–I, LLC (incorporated by reference to our Current Report on Form 8-K filed on January 8, 2018)

10.6

Assignment and Bill of Sale, dated December 22, 2017, by Mid-Con Development, LLC and Woodway Oil & Gas – KS–I, LLC (incorporated by reference to our Current Report on Form 8-K filed on January 8, 2018)

21.1	Subsidiaries of Viking Energy Group, Inc.

31.1 ***	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 ***	Certification of Principal Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 ***	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2 ***	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

99.1

Purchase and Sale, Petroleum and Natural Gas Conveyance Agreement with Tanager Energy Inc. dated November 3, 2014 (incorporated by reference to our Current Report on Form 8-K filed on November 10, 2014)

99.2	Purchase, Sale and Capital Contribution Agreement effective February 1, 2016 (incorporated by reference to our Annual Report on Form 10-K/A filed on May 16, 2016)

99.3	Purchase and Sale Agreement (incorporated by reference to our Current Report on Form 8-K filed on September 12, 2017)

99.4	Purchase and Sale Agreement (incorporated by reference to our Current Report on Form 8-K filed on October 3, 2017)

99.5	Purchase and Sale Agreement (incorporated by reference to our Current Report on Form 8-K filed on October 4, 2017)

99.6	Purchase and Sale Agreement (incorporated by reference to our Current Report on Form 8-K filed on December 8, 2017)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

______________

** To be filed by amendment - XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

*** To be filed by amendment

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIKING ENERGY GROUP, INC. (Registrant)

Date: April 17, 2018	By:	/s/ James Doris
James Doris
Principal Executive Officer

In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 17, 2018	By:	/s/ Frank W. Barker, Jr.
Frank W. Barker, Jr.
Principal Financial and Accounting Officer

