Form 10-K/A
period 2017-12-31
VIKING ENERGY GROUP, INC.
filed 2018-04-25
CIK 1102432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

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

Houston, TX 77006

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

The number of shares of the Registrant's common stock outstanding as of April 23, 2018, was 76,083,991.

 EXPLANATORY NOTE

Viking Energy Group, Inc. (the “Company”) is filing t his Amendment No. 1 on Form 10-K/A for the year ended December 31, 2017, to amend in its entirety the Annual Report on Form 10-K that was originally filed on April 17, 2018 (the "Original 10-K") , as the audit of the Company’s annual consolidated financial statements has now been completed . The Company is filing t his Amendment No. 1 to include the Report of Independent Registered Public Accounting Firm, to update various disclosures , and to provide the required certifications of the Company’s p rincipal e xecutive officer and principal financial officer that were not included in the Original 10- K.

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

Viking Energy Group, Inc., is sometimes referred to hereinafter as "Viking Energy" or the "Company." The Company was incorporated under the laws of the State of Florida on May 3, 1989 and remained inactive until June 27, 1998. After several name changes, the Company merged with and into a wholly-owned subsidiary, SinoCubate, Inc., which was formed in the State of Nevada on September 11, 2008. The merger resulted in a change of name to SinoCubate, Inc., and a change in the state of incorporation of the Company to Nevada. On June 13, 2012, the Company changed its name to Viking Investments Group, Inc., and the Company's ticker symbol was changed to "VKIN." On March 17, 2017, the Company changed its name to Viking Energy Group, Inc.

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

Other Information

Neither the Company nor any of its subsidiaries engaged in any research and development activities during 2017. The Company does not manufacture any products or engage in any activity that requires compliance with environmental laws except as described elsewhere herein.

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

We operate in the oil and gas sector and our leases are located in North America in Alberta, Canada, Kansas, Missouri, Texas, Louisiana, and Mississippi. This lack of geographic diversification may make our holdings more sensitive to economic developments within a regional area, which may result in reduced rates of return or higher rates of default than might be incurred with a company that is more geographically diverse.

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

Liquidity and Capital Resources

	December 31,
Working Capital:	2017	2016

Current Assets	$6,857,269	$249,252
Current Liabilities	$9,935,948	$3,812,732
Asset retirement obligation	$3,096,263	$833,017
Working Capital (deficit)	$(3,078,679)	$(3,563,480)

	Years Ended December 31,
Cash Flows:	2017	2016

Net Cash Provided by (Used in) Operating Activities	$(1,278,205)	$(108,555)
Net Cash Provided by (Used in) Investing Activities	$(1,842,912)	$(2,270,857)
Net Cash Provided by (Used in) Financing Activities	$8,837,771	$2,367,432
Increase (Decrease) in Cash during the Period	$5,716,654	$(11,980)
Cash and Cash Equivalents, End of Period	$5,735,259	$18,605

The Company had current assets of $ 6,857,269 as of December 31, 2017, as compared to $249,252 in the comparable period in 2016. The Company had current liabilities of $ 9,935,948 as of December 31, 2017, as compared to $3,812,732 in the comparable period in 2016. The increase in both current assets and current liabilities is mainly a result of the acquisition of Petrodome and the increased borrowing to fund acquisitions. The Company had a working capital deficit of $ 3,078,679 as of December 31, 2017, compared to a working capital deficit in December 31, 2016, of $3,563,480.

Cash used in operating activities increased to ($ 1,278,205 ) during the fiscal year ended December 31, 2017, as compared to ($108,555) in the comparable period in 2016.

Cash from financing activities increased to $ 8,837,771 during the fiscal year ended December 31, 2017, as compared to $ 2,367,432 in the comparable period in 2016. The increase was mostly due to the Company successfully arranging for new debt to facilitate property acquisitions.

Cash used in investing activities decreased to ($1,842,912) during the fiscal year ended December 31, 2017, as compared to ($2,270,857) in the comparable period in 2016. The decrease is a result of the Company having accomplished the purchase of additional oil and gas working interests in the central united states, facilitated by new investments through both debt and equity.

Revenue

The Company had gross revenues of $1,982,018 for the year ended December 31, 2017, representing its share of revenue from its 50% working interest in the Joffre Property, and the revenue being generated through the oil and gas acquisitions in the central United States.

Expenses

The Company's operating expenses increased by $ 5,074,651 to $ 8,702,614 for the year ended December 31, 2017, from $3,627,963 for the year ended December 31, 2016. This increase is mainly attributable to stock-based compensation of $5,405,106 and increases in lease operating costs commensurate with the new oil and gas wells purchased in 2017. Additionally, there were increases in accretion expense and depreciation, depletion and amortization expense.

Loss from Operations

The Company incurred a loss from operations of $ 6,720,596 for the year ended December 31, 2017, as compared to a loss from operations of $3,251,134 for the year ended December 31, 2016. The increase in loss from operations was mainly due to the items referred to in the analysis of expenses.

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

Subsequent Events

On January 12, 2018, the Company through Mid-Con Drilling, LLC, completed an acquisition of a 100% working interest in seven new oil and gas leases in Woodson and Allen Counties in Eastern Kansas. To facilitate this transaction, the Company through Mid-Con Drilling, LLC, executed a Promissory Note, dated January 12, 2018, in favor of Cornerstone Bank in the amount of $366,000. The acquisition price for this transaction was $480,000.

 On January 23, 2018, the Company borrowed $1,200,000 from 1st Global Capital LLC to facilitate acquisitions and debt reduction.

Subsequent to December 31, 2017, and through the date of this filing, the Company issued 2,168,500 common shares for consulting services pursuant to various agreements.

Subsequent to the December 31, 2017, and through the date of this filing, the Company borrowed an additional $2,100,000 pursuant to the terms of a private placement agreement to facilitate acquisitions and debt reduction. Pursuant to the terms of this agreement, and in conjunction with the raising of these funds, the Company is committed to the issuance 3,150,000 common shares. As of the date of this filing, the Company has issued 1,567,500 of these shares.

As reported the Company’s Current Report on Form 8-K, filed on April 19, 2018, the Company entered into an employment agreement, restricted stock agreement, and warrant with Timothy Swift, appointing Mr. Swift as Executive Vice President and Chief Operating Officer of the Company. Pursuant to Mr. Swift’s employment agreement with the Company, Mr. Swift is to receive an annual base salary of $275,000 and is eligible to receive, at the discretion of the Company’s Board of Directors, an annual bonus of up to 110% of his base salary and incentive equity compensation equal to approximately 130% of his base salary. Pursuant to the restricted stock agreement, Mr. Swift is to receive 1,000,000 shares of the Company’s common stock, with 50% of the shares vesting immediately and the remaining shares vesting on October 1, 2018, unless Mr. Swift has resigned from employment or has been terminated for cause on or prior to that time. Pursuant to the warrant, Mr. Swift received the right to purchase 3,500,000 shares of the Company’s common stock at $0.30 per share exercisable through April 1, 2023, with (i) 1,000,000 of the warrant shares vesting immediately; (ii) 2,000,000 of the warrant shares vesting on July 1, 2018, or another date as agreed in writing by both parties so long as the Company has closed a financing transaction consolidating the Company’s debt, has raised an additional $5,000,000 in financing at such time, and Mr. Swift has not resigned from employment or been terminated for cause at that time; and (iii) 500,000 of the warrant shares vesting on December 31, 2018, so long as Mr. Swift has not resigned from employment or been terminated for cause at that time.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Viking Energy Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Viking Energy Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2017 and 2016 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity/(deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations since inception and has a working capital deficiency both of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

April 25, 2018

We have served as the Company’s auditor since 2016.

VIKING ENERGY GROUP, INC.

Consolidated Balance Sheets

As at December 31, 2017 and 2016

(Amounts expressed in US dollars)

	December 31
	2017	2016
ASSETS
Current assets:
Cash	$536,156	$18,605
Restricted cash	5,199,103	-
Accounts receivable – oil and gas	573,296	66,176
Other receivable – related party	548,714	76,939
Prepaid expenses	-	87,532
Total current assets	6,857,269	249,252

Oil and gas properties, full cost method
Proved developed producing oil and gas properties, net	12,301,141	1,765,373
Undeveloped and non-producing oil and gas properties, net	26,859,634	1,237,489
Total Oil and gas properties, net	39,160,775	3,002,862

Fixed assets, net	166,741	-
Long term investment	-	106,930
Other assets	9,396	-
TOTAL ASSETS	$46,194,181	$3,359,044

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accrued expenses and other current liabilities	$397,070	$179,421
Accounts payable	2,555,869	121,365
Undistributed revenues and royalties	1,175,200	-
Derivative liability	1,052,788	1,136,894
Amount due to directors	1,192,970	1,072,576
Current portion of long term debt - net of debt discount	3,562,051	1,302,476
Total current liabilities	9,935,948	3,812,732
Long term debt – net of current portion and debt discount	9,742,830	1,579,469
Deferred tax liability (Note 9)	910,827	-
Asset retirement obligation	3,096,263	833,017
TOTAL LIABILITIES	23,685,868	6,225,218

Commitments and contingencies (Note 8)	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 28,092 Shares issued and outstanding as of December 31, 2017 and 2016	28	28
Common stock, $0.001 par value, 100,000,000 shares authorized, 72,347,991 and 53,093,192 shares issued and outstanding as of December 31, 2017 and 2016, respectively	72,348	53,093
Additional Paid-In Capital	19,029,892	11,526,847
Prepaid equity-based compensation	(11,827)	(35,068)
Accumulated other comprehensive loss	-	(1,446)
Retained Earnings (Accumulated deficit)	3,417,872	(14,409,628)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	22,508,313	(2,866,174)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$46,194,181	$3,359,044

The accompanying notes are an integral part of these consolidated financial statements.

VIKING ENERGY GROUP, INC.

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2017 and 2016

(Amounts expressed in US dollars)

	For the Years Ended December 31,
	2017	2016
Revenue
Oil and gas sales	$1,982,018	$376,829

Operating expenses
Lease operating costs	1,136,883	248,294
Impairment of oil and gas properties	-	1,710,393
General and administrative	1,595,405	780,859
Stock based compensation	5,405,106	766,882
Accretion – asset retirement obligations	58,075	22,963
Depreciation, depletion & amortization	507,145	98,572
Total operating expenses	8,702,614	3,627,963

Loss from operations	(6,720,596)	(3,251,134)

Other income (expenses)
Interest expense	(1,604,185)	(2,483,308)
Change in fair value of derivatives	48,875	204,387
Loss on sale of investments	(7,185)
Gain on settlement of debt	-	102,868
Bargain purchase gain (Note 3)	27,021,418
Realized loss on available-for-sale securities	-	(18,000)
Total other income (expenses)	25,458,923	(2,194,053)

Net loss before income taxes	18,738,327	(5,445,187)
Income tax expense (Note 9)	(910,827)	-

Net Income (loss)	17,827,500	(5,445,187)

Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	1,446	156,978

Net Comprehensive Income (loss)	$17,828,946	$(5,288,209)

Loss per weighted average number of common shares outstanding – basic and diluted	$0.28	$(0.12)
Weighted average number of common shares outstanding – basic and diluted	62,589,388	45,721,005

The accompanying notes are an integral part of these consolidated financial statements.

VIKING ENERGY GROUP, INC.

Consolidated Statements of Cash Flows

(Amounts expressed in US dollars)

	For the Years Ended December 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$17,827,500	$(5,445,187)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of derivative liability	(48,875)	(204,387)
Gain on settlement of debt	-	(102,868)
Realized loss on long term investment	7,185	18,000
Stock based compensation	5,405,106	766,882
Stock based interest payment	-	326,375
Bargain purchase gain	(27,021,418)	-
Depreciation, depletion and amortization	507,145	98,572
Impairment of oil and gas properties	-	1,710,393
Accretion - Asset retirement obligation	58,075	22,963
Allowance for bad debt	129,385	76,938
Amortization of debt discount	1,105,745	1,803,978
Changes in operating assets and liabilities
Accounts receivable	(559,566)	(66,176)
Other receivables	(548,714)
Prepaid expenses	226,717	31,672
Accounts payable	434,504	119,459
Accrued expenses and other current liabilities	226,554	189,342
Undistributed revenues and royalties	(78,569)	-
Deferred tax Liability	910,827	-
Amounts due to directors	140,194	427,489
Net cash used in operating activities	(1,278,205)	(226,555)

Cash flows from investing activities:
Purchase of oil and gas properties	(2,196,872)	(2,252,857)
Cash Paid for Acquisition	(1,000,000)	-
Cash acquired with acquisition	1,252,769	-
Proceeds from sale of investments	101,191	-
Net cash used in investing activities	(1,842,912)	(2,252,857)

Cash flows from financing activities:
Proceeds from amount due to directors	171,301	-
Repayment of amount due to directors	(396,005)	(69,904)
Proceeds from sale of common stock	331,667	426,250
Common stock issuance costs	-	(37,500)
Debt issuance costs	(349,120)	-
Proceeds from long term debt	11,098,261	2,747,086
Repayment of long term debt	(2,018,333)	(598,500)
Net cash provided by financing activities	8,837,771	2,467,432

Net increase (decrease) in cash	5,716,654	(11980)
Cash, beginning of year	18,605	30,585
Cash, end of year	$5,735,259	$18,605
Supplemental Cash Flow Information:
Cash paid for:
Interest	$305,648	$139,631
Income taxes	$-	$-
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuances of shares for convertible debt and accrued expenses	$-	$6,778
Recognition of asset retirement obligation	$2,205,171	$393,808
Financed portion of oil and gas property acquisition	$1,995,319	-
Issuance of shares for oil and gas property acquisitions	$460,600	$1,445,692
Amount due seller for oil and gas property acquisition	$2,000,000	$203,000
Issuance of warrants for 4,062,500 common shares as debt discount	$-	$416,315
Issuance of shares and warrants as discount on debt	$1,185,686	$-
Prepayment of contract through amounts due directors	$100,000	$-
Convertible notes paid through advances from directors	$-	$100,000
Long term debt paid through amounts due directors	$97,500	$-
Accrued expenses exchanged for long term debt	$9,500	$-
Sale of shares through satisfaction of unrelated notes payable	$127,215	$-
Payments to vendors from debt proceeds	$-	$120,164
Debt discount on convertible debt	$-	$76,250
Exchange long term investment for prepaid services	$-	$119,204
Accounts payable reclassified to debt	$-	$18,000
Convertible note paid through revolving credit facility	$-	$1,100,000

The accompanying notes are an integral part of these consolidated financial statements.

VIKING ENERGY GROUP, INC.

Consolidated Statement of Changes in Stockholders' Deficit

(Amounts expressed in US dollars)

									Accumulated
							Additional	Prepaid	Other		Total
	Common Stock		Shares to be Issued		Preferred Stock		Paid-in	Equity-Based	Comprehensive	Accumulated	Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Capital	Compensation	Loss	Deficit	Deficit

Balances at December 31, 2015	30,333,993	$30,334	-	$-	28,092	$28	$7,960,372	$(145,562)	$(158,424)	$(8,964,441)	$(1,277,693)
Shares issued in satisfaction of debt	300,926	301					9,810				10,111
Derivative liability adjustments - satisfaction of convertible debt							685,668				685,668
Shares issued for consulting services	1,315,000	1,315					164,185				165,500
Shares issued in acquisition of oil and gas properties	14,862,021	14,862					1,430,829				1,445,691
Shares issued as prepaid equity-based compensation	5,000,000	5,000					795,000	(800,000)			-
Cancellation of shares issued as prepaid equity-based compensation	(4,000,000)	(4,000)					(636,000)	640,000			-
Sale of stock	2,841,667	2,842					423,408				426,250
Capital issuance costs							(37,500)				(37,500)
Shares issued as payment for interest expense	1,931,250	1,931					324,444				326,375
Shares issued as additional discount on debt	508,335	508					75,742				76,250
Warrants issued for services							330,889				330,889
Amortization of prepaid equity-based compensation								270,494			270,494
Unrealized gain (loss) on securities held for sale									156,978		156,978
Net loss for the year ended December 31, 2016										(5,445,187)	(5,445,187)

Balances at December 31, 2016	53,093,192	$53,093	-	$-	28,092	$28	$11,526,847	$(35,068)	$(1,446)	$(14,409,628)	$(2,866,174)

Shares issued for consulting services	2,892,889	2,894					478,739				481,633
Shares issued as prepaid equity-based compensation	4,385,000	4,385					860,836	(865,221)			-
Sale of stock	3,059,442	3,059					455,858				458,917
Derivative liability adjustments - satisfaction of convertible debt							35,232				35,232
Amortization of prepaid equity-based compensation								888,462			888,462
Unrealized gain (loss) on securities held for sale									1,446		1,446
Shares issued for services	1,057,000	1,057					210,358				211,415
Shares and warrants issued as discount on new debt	3,040,000	3,040					681,371				684,411
Shares issued as debt discount	2,646,000	2,646					322,229				324,875
Shares issued in cashless exercise of warrants	174,467	174					(174)				-
Shares issued in acquisition of oil and gas properties	2,000,000	2,000					458,600				460,600
Warrants issued for services							3,999,996				3,999,996
Net income for the year ended December 31, 2017										17,827,500	17,827,500

Balances at December 31, 2017	72,347,990	$72,348	-	$-	28,092	$28	$19,029,892	$(11,827)	$-	$3,417,872	$22,508,313

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

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had net comprehensive income of $17,828,946 and a net comprehensive loss of $5,288,209 for the years ended December 31, 2017 and 2016, respectively. The Company has accumulated a stockholders’ equity of $22,508,313 as of December 31, 2017. The income and equity in 2017 are reflective of a large bargain purchase gain, and not results of operations in normal course.  The Company has generated losses from operations and has a significant working capital deficit. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however, there is no assurance of additional funding being available. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

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

e) Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investment securities that have original maturities of three months or less. At December 31, 2017 and 2016, the Company  has cash deposits in excess of FDIC insured limits in the amounts of $5,372,818 and $0 respectively.

Restricted cash in the amount of $5,199,103 represents cash provided through funding for the Petrodome acquisition, restricted for drilling and exploration.

f) Accounts receivable

Accounts receivable consist of oil and gas receivables. The Company has classified these as short-term assets in the balance sheet because the Company expects repayment or recovery within the next 12 months. The Company evaluates these accounts receivable for collectability and, when necessary, records allowances for expected unrecoverable amounts. The Company has recorded an allowance for doubtful accounts of $52,446 at December 31, 2017 .

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

k) Income (loss) per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and, adjusted by any effects of warrants and options outstanding, if dilutive, that may add to the number of common shares during the period. At December 31, 2017 and 2016 there were approximately 31,503,126 and 6,582,259 common stock equivalents respectively, that were anti-dilutive and were not included in the calculation, a s the excercise price of these common stock equivalents was greater than the market price.

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

The following table represents stock warrant activity as of and for the year ended December 31, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding – December 31, 2016	5,720,834	-.	-	-
Granted	22,212,500	0.29	9.6 years	-
Exercised	(492,708)	-	-	-
Forfeited/expired/cancelled	-	-	-	-

Warrants Outstanding – December 31, 2017	27,440,626	$0.27	8.39 years	$-

Outstanding Exercisable – December 31, 2016	5,720,834	$-	-	$-
Outstanding Exercisable – December 31, 2017	27,440,626	$0.27	8.39 years	$-

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

v) Undistributed Revenues and Royalties

The Company records a liability for cash collected from oil and gas sales that have not been distributed. The amounts get distributed in accordance with the working interests of the respective owners.

w) Recent Accounting Pronouncements

As of December 31, 2017, and through the date of this filing, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or future operating results. The Company will monitor these emerging issues to assess any potential future impact on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. This standard will be effective for our interim and annual periods beginning January 1, 2019 and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We are currently evaluating the timing of adoption and the potential impact of this standard on our consolidated financial position, but we do not expect it to have a material impact on our results of operations.

x) Subsequent events

On January 12, 2018, the Company through Mid-Con Drilling, LLC, completed an acquisition of a 100% working interest in seven new oil and gas leases in Woodson and Allen Counties in Eastern Kansas. To facilitate this transaction, the Company through Mid-Con Drilling, LLC, executed a Promissory Note, dated January 12, 2018, in favor of Cornerstone Bank in the amount of $366,000. The acquisition price for this transaction was $480,000.

On January 23, 2018, the Company borrowed $1,200,000 from 1st Global Capital LLC to facilitate acquisitions and debt reduction.

Subsequent to December 31, 2017, and through the date of this filing, the Company issued 2,168,500 common shares for consulting services pursuant to various agreements.

Subsequent to the December 31, 2017, and through the date of this filing, the Company borrowed an additional $2,100,000 pursuant to the terms of a private placement agreement to facilitate acquisitions and debt reduction. Pursuant to the terms of this agreement, and in conjunction with the raising of these funds, the Company is committed to the issuance 3,150,000 common shares. As of the date of this filing, the Company has issued 1,567,500 of these shares.

As reported in the Company’s Current Report on Form 8-K, filed on April 19, 2018, the Company entered into an employment agreement, restricted stock agreement, and warrant with Timothy Swift, appointing Mr. Swift as Executive Vice President and Chief Operating Officer of the Company. Pursuant to Mr. Swift’s employment agreement with the Company, Mr. Swift is to receive an annual base salary of $275,000 and is eligible to receive, at the discretion of the Company’s Board of Directors, an annual bonus of up to 110% of his base salary and incentive equity compensation equal to approximately 130% of his base salary. Pursuant to the restricted stock agreement, Mr. Swift is to receive 1,000,000 shares of the Company’s common stock, with 50% of the shares vesting immediately and the remaining shares vesting on October 1, 2018, unless Mr. Swift has resigned from employment or has been terminated for cause on or prior to that time. Pursuant to the warrant, Mr. Swift received the right to purchase 3,500,000 shares of the Company’s common stock at $0.30 per share exercisable through April 1, 2023, with (i) 1,000,000 of the warrant shares vesting immediately; (ii) 2,000,000 of the warrant shares vesting on July 1, 2018, or another date as agreed in writing by both parties so long as the Company has closed a financing transaction consolidating the Company’s debt, has raised an additional $5,000,000 in financing at such time, and Mr. Swift has not resigned from employment or been terminated for cause at that time; and (iii) 500,000 of the warrant shares vesting on December 31, 2018, so long as Mr. Swift has not resigned from employment or been terminated for cause at that time.

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

As a result of the acquisition, Petrodome Energy LLC is now a wholly owned subsidiary of Viking Energy Group, Inc, and is included in the accompanying consolidated financial statements only from the effective date through December 31, 2017. The recorded cost of this acquisition was based upon the fair market value of the assets acquired based on an independent valuation. The fair value of the Business Enterprise and its assets exceed the value of the consideration given, creating a bargain purchase gain, which is to be recognized immediately by the purchaser. The fair value of the bargain purchase gain has been recorded in the amount of $27 ,021,418 .

The total consideration given as outlined in the “Membership Interest Purchase Agreement”, representing the full purchase price of the membership interests, is calculated as follows:

Cash consideration - adjusted post closing pursuant to the agreement	$2,995,319
2,000,000 restricted common shares valued at market	460,600

Total purchase price	$3,455,919

Goodwill / Bargain Purchase Gain is calculated by comparing the total purchase price to the fair values of assets acquired and liabilities assumed in connection with this acquisition as follows:

Total Purchase Price	$3,455,919

Fair Value of Assets and Liabilities
Cash	$1,252,769
Prepaid expenses and other assets	39,185
Oil and Gas Properties	30,257 ,265
Property and equipment	172,491
Other asset - rental deposit	9,396
Less undistributed revenues and royalties	(1,253,769)
Total Fair Value of Acquisition	30,477,337

Calculated Goodwill (Bargain Purchase Gain)	$(27,021,418)

Proforma unaudited condensed selected financial data for the years ended December 31, 2017 and 2016 as though this acquisition had taken place at January 1, 2016 are as follows:

	Years Ended December 31,
	2017	2016

Revenues	$8,09 3 ,866	$10,737,474

Net Loss (excludes unrealized gains / losses)	$(11,854,867)	$(26,244,663)

Loss per share	$(0.19)	$(0.57)

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

Note 5. Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification for the year ended December 31, 2017:

	December 31,			December 31,
	2016	Adjustments	Impairments	2017
Proved developed producing oil and gas properties
Canada cost center	$34,733	$(11,454)	$-	$23,279
United States cost center	1,787,840	10,725,248	-	12,513,088
Accumulated depreciation, depletion and amortization	(57,200)	(178,026)	-	(235,226)
Proved developed producing oil and gas properties, net	$1,765,373	$10,535,768	$-	$12,301,141

Undeveloped and non-producing oil and gas properties
Canada cost center	$371,481	$11,454	$-	$382,935
United States cost center	917,184	2 5,934,060	-	26,851,244
Accumulated depreciation, depletion and amortization	(51,176)	(323,369)	-	(374,545)
Undeveloped and non-producing oil and gas properties, net	$1,237,489	$25,622,145	$-	$26,859,634

Total Oil and Gas Properties, Net	$3,002,862	$36,157,913	$-	$39,160,775

The following table summarizes the Company’s oil and gas activities by classification for the year ended December 31, 2016:

	December 31,			December 31,
	2015	Adjustments	Impairments	2016
Proved developed producing oil and gas properties
Canada cost center	$33,082	$1,651	$-	$34,733
United States cost center	-	2,838,943	(1,051,103)	1,787,840
Accumulated depreciation, depletion and amortization	(2,093)	(55,107)	-	(57,200)
Proved developed producing oil and gas properties, net	$30,989	$2,785,487	$(1,051,103)	$1,765,373

Undeveloped and non-producing oil and gas properties
Canada cost center	$518,269	$(1,652)	$(145,136)	$371,481
United States cost center	-	1,456,414	(539,230)	917,184
Accumulated depreciation, depletion and amortization	(32,788)	(43,464)	25,076	(51,176)
Undeveloped and non-producing oil and gas properties, net	$485,481	$1,411,298	$(659,290)	$1,237,489

Total Oil and Gas Properties, Net	$516,470	$2,092,625	$(1,710,393)	$3,002,862

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

On October 2, 2017, the Company, through Mid-Con Drilling, closed on an acquisition, effective October 1, 2017, of a 100% working interest in six new oil and gas leases in Miami and Franklin Counties in Eastern Kansas. The purchase includes an undivided interest in all oil and gas wells, equipment, fixtures and other personal property located upon the leased properties and used in connection with oil and gas operations upon the leases attributable to the working interests purchased by Viking, through Mid-Con. To facilitate this transaction, the Company, through Mid-Con Drilling executed a Promissory Note, dated October 2, 2017 in favor of Cornerstone Bank in the amount of $290,000. T he acquisition price for this acquisition was $530,000.

On October 4, 2017, the Company, through Mid-Con Drilling, closed on an acquisition of an 80% working interest in six new oil and gas leases in Riley, Geary and Wabaunsee Counties in Kansas. The purchase includes an undivided interest in all oil and gas wells, equipment, fixtures and other personal property located upon the leased properties. To facilitate this transaction, the Company, through Mid-Con Drilling executed a Promissory Note, dated October 3, 2017 in favor of Cornerstone Bank in the amount of $204,000.  The acquisition price for this acquisition was $400,000.

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

The Acquisition purchase price was $2,200,000. The Company paid $200,000 at closing  on December 29, 2017,  and the balance was due and paid on January 15, 2018.

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

	75,000	421,936

On October 4, 2016, the Company issued a non-interest-bearing note, payable on demand in the amount of $203,000. This amount has been paid in full as of November 1, 2017.	-	203,000

On October 4, 2016, the Company closed on a revolver loan with Crossfirst Bank in the amount of $1,800,000, payable at $15,000 per month, interest at 10%, with all unpaid principal and accrued interest payable on September 30, 2018. The balance shown is net of unamortized discount of $10,341 and $24,167 at December 31, 2017 and 2016 respectively.	1,594,659	1,745,833

During July and August of 2017, the Company borrowed $1,475,000 from private lenders pursuant to a 10% Secured Convertible Promissory Note with a twelve-month maturity. The balance shown is net of unamortized discount of $271,403 and $0 at December 31, 2017 and 2016 respectively.	1,203,597	-

During August through December of 2017, the Company borrowed $2,989,000 from private lenders pursuant to a 10% Secured Promissory Note with all principal and accrued interest payable on the maturity date of October 31, 2018. The balance shown is net of unamortized discount of $867,399 and $0 at December 31, 2017 and 2016 respectively.	2,121,601	-

On September 8, 2017, the Company closed on a Promissory Note with Cornerstone Bank in the amount of $256,983, payable interest only for the first twelve months commencing October 8, 2017, variable interest rate, currently at 5.5%, followed by 83 monthly payments of $3,765, interest at 6%, final payment due on September 8, 2025. The balance shown is net of unamortized discount of $3,113 and $0 at December 31, 2017 and 2016 respectively.	253,870	-

On September 29, 2017, the Company closed on a Promissory Note with Cornerstone Bank in the amount of $290,000, payable interest only for the first twelve months commencing October 29, 2017, variable interest rate, currently at 5.5%, followed by 83 monthly payments of $3,765, interest at 6%, final payment due on September 29, 2025. The balance shown is net of unamortized discount of $3,925 and $0 at December 31, 2017 and 2016 respectively.	286,075	-

On October 3, 2017, the Company closed on a Promissory Note with Cornerstone Bank in the amount of $204,000, payable interest only for the first twelve months commencing November 3, 2017, variable interest rate, currently at 5.5%, followed by 83 monthly payments of $3,765, interest at 6%, final payment due on October 3, 2025. The balance shown is net of unamortized discount of $3,451 and $0 at December 31, 2017 and 2016 respectively.	200,549	-

On December 22, 2017, the Company borrowed $8,510,638, through 405 Petrodome, LLC, as agent for Lenders, with an OID of 6%., bearing interest initially at 9.875% through June 2018, then 11.375% through December 2018, then 12.875% through June 2019, then 14.375% through December 2019. Interest only through June 2018, at which time Principal will be payable at $75,000 monthly for six months and then $125,000 monthly to the maturity date of December 22, 2019. The balance shown is net of unamortized discounts of $941,108 and $0 at December 31, 2017 and 2016 respectively.	7,569,530	-

	13,304,881	2,881,945
Less current portion	(3,562,051)	(1,302,476)
	$9,742,830	$1,579,469

Loan Covenant Defaults and Waiver

Pursuant to the terms of the credit facility executed on December 22, 2017 through 405 Petrodome, LLC, in the amount of $8,510,638, the Company is required to provide certain information to the agent for the lenders relative to operational performance of Petrodome Energy LLC, to include a certificate of compliance as pertaining to unaudited monthly financial statements, volume reports, budgetary reports with variance analysis, and an aging analysis of payables for each period. The Company is required to provide audited financial statements and compliance certificates for the year ended December 31, 2017, to provide financial projections for the year ending December 31, 2018, to deliver to the agent acknowledgements of “Letters in Lieu of Transfer” relative to each operator of wells in which the Borrowers have any interest, to have all payments received by borrower remitted to a “Lockbox Account”, and to deliver to the operators the applicable Over Riding Royalty Interest Assignment established in the credit facility. The Company is to maintain a current ratio of not less than 1.00 to 1.00, and is not to allow as of May 31, 2018 and each November 30th and May 31st thereafter, the loan balance minus the amount of cash in the CapEx Account as of the relevant date to be more than 50% of the PV-10 value of proved reserves.

As of the date of this filing, the Company is not in default of any of the loan covenants associated with this credit facility that the Company has not complied with, as the Lenders have provided a waiver of such defaults to be cured by May 10, 2018.

Note 8. Commitments and contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 9. Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the consolidated financial statements and the tax basis of assets and liabilities by using estimated tax rates for the year in which the differences are expected to reverse.

The Company recognizes deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. If we determine that the Company would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

In assessing the realizability of its deferred tax assets, management evaluated whether it is more likely than not that some portion, or all of its deferred tax assets, will be realized. The realization of its deferred tax assets relates directly to the Company’s ability to generate taxable income. The valuation allowance is then adjusted accordingly.

The Company has estimated net operating losses of approximately $11,500,000 and $8,600,000 as of December 31, 2017, and 2016 respectively. The potential benefit of these net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not that it will utilize the net operating losses carried forward in future years. The net operating loss carryforwards will expire in 2027 through 2037.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. We have calculated our best estimate of the impact of the Tax Act in our year end deferred tax calculations in accordance with our understanding of the Tax Act and guidance available as of the date of this filing. The amount related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was an adjustment of $563,846.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.

In connection with our initial analysis of the impact of the Tax Act, we have recorded an adjustment of $563,846 for the revaluation of our net deferred tax liability for the year ended December 31, 2017.

The income tax benefit (provision) consists of the following for the years ending December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016

Current
Federal	$967,598	$940,736
State	-	-
	967,598	940,736

Deferred
Federal	(2,442,271)	3,956,998
State	-	-
	(1,474,673)	4,897,734
Tax Cuts and Jobs Act of 2017 effect	563,846	-
Valuation allowance		(4,897,734)

Income tax benefit (provision)	$(910,827)	$-

As of December 31, 2017, the Company had net operating loss carry forwards of approximately $11,500,000. The federal net operating loss carry forwards will not expire as a result of the Tax Act legislation, and state net operating loss carry forwards that will expire in 2026 through 2037.

The components of deferred tax assets and liabilities as of December 31, 2017, and 2016 is as follows:

	December 31, 2017	December 31, 2016

Deferred tax assets:
NOL carry forwards	$3,895,975	$2,928,378
Bad debt reserves	52,318	26,159
Impairment of oil and gas assets	652,945	652,945
Unrealized loss	1,125	1,125
Derivative losses	437,232	437,232
Share based compensation	2,870,452	1,032,716

Total deferred tax assets	7,910,047	5,078,555

Deferred tax liabilities:
Derivative gains	(197,438)	(180,821)
Bargain purchase gain	(9,187,282)	-

Total deferred tax liabilities	(9,384,720)	(180,821)

Deferred tax asset (liability) - net before valuation allowance	(1,474,673)	4,897,734
Tax Cuts and Jobs Act of 2017 effect	563,846
Less valuation allowance	-	(4,897,734)

Deferred tax asset (liability) - net	$(910,827)	$-

A reconciliation of the federal and state statutory income tax rates to the Company’s effective income tax rate applicable to income before income tax benefit from continuing operations is as follows for the years ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016

Continuing operations
Expected provision at US statutory rate	34.00%	34.00%
State income tax net of federal benefit	0.00%	0.00%
Other items effecting timing differences	-29.14%	-16.21%
Valuation allowance	0.00%	-17.79%

Effective income tax rate	4.86%	-%

The Company files income tax returns on a consolidated basis in the United States federal jurisdiction. As of December 31, 2017, the tax returns for the Company for the years ending 2013 through 2016 remain open to examination by the Internal Revenue Service. The Company and its subsidiaries are not currently under examination for any period.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carry forwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

Note  10 .  Subsequent Events

The Company has evaluated subsequent events from December 31, 2017 through the date of filing this Form 10-K, and determined there are no other items to disclose other than those disclosed below:

On January 12, 2018, the Company through Mid-Con Drilling, LLC, completed an acquisition of a 100% working interest in seven new oil and gas leases in Woodson and Allen Counties in Eastern Kansas. To facilitate this transaction, the Company through Mid-Con Drilling, LLC, executed a Promissory Note, dated January 12, 2018, in favor of Cornerstone Bank in the amount of $366,000. The acquisition price for this transaction was $480,000.

On January 23, 2018, the Company borrowed $1,200,000 from 1st Global Capital LLC to facilitate acquisitions and debt reduction.

Subsequent to December 31, 2017, and through the date of this filing, the Company issued 2,168,500 common shares for consulting services pursuant to various agreements.

Subsequent to the December 31, 2017, and through the date of this filing, the Company borrowed an additional $2,100,000 pursuant to the terms of a private placement agreement to facilitate acquisitions and debt reduction. Pursuant to the terms of this agreement, and in conjunction with the raising of these funds, the Company is committed to the issuance 3,150,000 common shares. As of the date of this filing, the Company has issued 1,567,500 of these shares.

As reported in the Company’s Current Report on Form 8-K, filed on April 19, 2018, the Company entered into an employment agreement, restricted stock agreement, and warrant with Timothy Swift, appointing Mr. Swift as Executive Vice President and Chief Operating Officer of the Company. Pursuant to Mr. Swift’s employment agreement with the Company, Mr. Swift is to receive an annual base salary of $275,000 and is eligible to receive, at the discretion of the Company’s Board of Directors, an annual bonus of up to 110% of his base salary and incentive equity compensation equal to approximately 130% of his base salary. Pursuant to the restricted stock agreement, Mr. Swift is to receive 1,000,000 shares of the Company’s common stock, with 50% of the shares vesting immediately and the remaining shares vesting on October 1, 2018, unless Mr. Swift has resigned from employment or has been terminated for cause on or prior to that time. Pursuant to the warrant, Mr. Swift received the right to purchase 3,500,000 shares of the Company’s common stock at $0.30 per share exercisable through April 1, 2023, with (i) 1,000,000 of the warrant shares vesting immediately; (ii) 2,000,000 of the warrant shares vesting on July 1, 2018, or another date as agreed in writing by both parties so long as the Company has closed a financing transaction consolidating the Company’s debt, has raised an additional $5,000,000 in financing at such time, and Mr. Swift has not resigned from employment or been terminated for cause at that time; and (iii) 500,000 of the warrant shares vesting on December 31, 2018, so long as Mr. Swift has not resigned from employment or been terminated for cause at that time.

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

Changes in Standardized Measure of Discounted Future Net Cash Flows

The changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for the years ended December 31, 2017 and 2016 are as follows:

	United States		Canada
	2017	2016	2017	2016

Balance - beginning	$3,058,615	$-	$(49,286)	$133,735
Net changes in prices and production costs	-	-	-	354,677
Net changes in future development costs	-	-	(152,616)	57,919
Sales of oil and gas produced, net	(798,804)	(93,390)	(40,331)	(35,146)
Extensions, discoveries and improved recovery	-	-	-	-
Purchases of reserves	68,500,891	3,058,616	-	-
Sales of reserves	-	-	-	-
Revisions of previous quantity estimates	-	-	710,201	(604,061)
Previously estimated development costs incurred	-	-	-	-
Net change in income taxes	-	-	-	(4,022)
Accretion of discount	-	-	6,146	6,146
Other	-	93,389	98,981	41,466

Balance - ending	$70,760,702	$3,058,615	$567,095	$(49,286)

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

Identification of Directors and Executive Officers

The name of the officers and directors of the Company as of December 31, 2017, as well as certain information about them, are set forth below:

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

Employment Agreements

As of December 31, 2017, the Company does not directly employ any people but instead has retained the services of several outside consultants, although the Company’s newly acquired subsidiary, Petrodome Energy, LLC, does have six full-time employees. At December 31, 2017, the Company had no formal compensation arrangements with its executive officers and directors.

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

VIKING ENERGY GROUP, INC. (Registrant)

Date: April 25 , 2018	By:	/s/ James Doris
James Doris
Principal Executive Officer

In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 25 , 2018	By:	/s/ Frank W. Barker, Jr.
Frank W. Barker, Jr.
Principal Financial and Accounting Officer

