Form 10-Q
period 2018-03-31
VIKING ENERGY GROUP, INC.
filed 2018-05-21
CIK 1102432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for comply with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 18, 2018, the registrant had 80,512,548 shares of common stock outstanding.

 VIKING ENERGY GROUP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIKING ENERGY GROUP, INC.

Consolidated Balance Sheets

(Amounts expressed in US dollars)

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash	$1,947,143	$536,156
Restricted cash	-	5,199,103
Accounts receivable – oil and gas	731,917	573,296
Other receivable – related party	488,486	548,714
Prepaid expenses	75,903	-
Total current assets	3,243,449	6,857,269

Oil and gas properties, full cost method
Proved developed producing oil and gas properties, net	11,265,471	12,301,141
Undeveloped and non-producing oil and gas properties, net	27,469,468	26,859,634
Total oil and gas properties, net	38,734,939	39,160,775

Fixed assets, net	282,700	166,741
Other assets	9,396	9,396
TOTAL ASSETS	$42,270,484	$46,194,181

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses and other current liabilities	$687,767	$397,070
Accounts payable	455,288	2,555,869
Undistributed revenues and royalties	1,113,130	1,175,200
Derivative liability	599,979	1,052,788
Amount due to directors	862,390	1,192,970
Current portion of long term debt – net of debt discount	7,139,004	3,562,051
Total current liabilities	10,857,558	9,935,948
Long term debt - net of current portion and debt discount	4,904,318	9,742,830
Deferred tax liability	639,038	910,827
Asset retirement obligation	3,317,706	3,096,263
TOTAL LIABILITIES	19,718,620	23,685,868

Commitments and contingencies (Note 8)

STOCKHOLDERS’ EQUITY
Capital Stock
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
28,092 shares issued and outstanding as of March 31, 2018 and December 31, 2017	28	28
Common stock, $0.001 par value, 100,000,000 shares authorized,
77,376,490 and 72,347,991 shares issued, issuable and outstanding as of March 31, 2018 and December 31, 2017 respectively.	77,377	72,348
Additional Paid-In Capital	19,812,708	19,029,892
Prepaid equity-based compensation	(11,000)	(11,827)
Retained earnings	2,672,751	3,417,872
TOTAL STOCKHOLDERS’ EQUITY	22,551,864	22,508,313
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,270,484	$46,194,181

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts expressed in US dollars)

	Three months ended,
	March 31,
	2018	2017

Revenue
Oil and gas sales	$2,161,947	$206,863

Operating expenses
Lease operating costs	1,008,268	160,518
General and administrative	900,525	270,341
Stock based compensation	173,487	347,404
Accretion - ARO	48,431	8,837
Depreciation, depletion and amortization	489,686	51,282
Total operating expenses	2,620,397	838,382

Loss from operations	(458,450)	(631,519)

Other income (expense)
Interest expense	(1,069,310)	(256,710)
Change in fair value of derivatives	(354,953)	336,013
Loss on sale of investments	-	(7,185)
Gain on ARO settlement	58,041	--
Total other income (expense)	(1,366,222)	72,118

Net income (loss) before income taxes	(1,824,672)	(559,401)
Income tax benefit (expense)	271,789	-

Net income (loss)	$(1,552,883)	$(559,401)

Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	1,446

Net Comprehensive income (loss)	$(1,552,883)	$(557,955)
Earnings (loss) per common share
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)
Weighted average number of common shares outstanding
Basic	74,306,169	56,766,673
Diluted	74,306,169	56,766,673

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts expressed in US dollars)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,552,883)	$(559,401)
Adjustments to reconcile net loss to cash used in operating activities:
Derivative gain (loss)	354,953	(336,013)
Amortization of prepaid expenses	-	90,815
Stock based compensation	173,487	347,404
Loss on sale of investments	-	7,185
Depreciation, depletion and amortization	489,686	51,282
Gain on ARO settlement	(58,041)	-
Accretion – Asset retirement obligation	48,431	8,837
Amortization of debt discount	708,107	178,153
Changes in operating assets and liabilities
Accounts receivable	(158,621)	21,134
Prepaid expenses	(75,903)	-
Other receivable	60,228	-
Accounts payable	(2,100,581)	6,032
Accrued expenses and other current liabilities	267,054	21,433
Deferred tax liability	(271,789)	-
Undistributed revenues and royalties	(62,070)	-
Amounts due to directors	25,191	39,892
Net cash used in operating activities	(2,152,751)	(123,247)

Cash flows from investing activities:
Investment in, and acquisition of oil and gas properties	(963,709)	-
Acquisition of fixed assets	(130,000)	-
Proceeds from sale of oil and gas interests	1,144,953	-
Proceeds from sale of investments	-	101,191
Net cash provided by in investing activities	51,244	101,191

Cash flows from financing activities:
Proceeds from amount due to directors	583,000	3,900
Repayment of amount due to directors	(938,771)	(144,480)
Proceeds from sale of common stock	-	331,667
Proceeds from long term debt	3,992,143	331,667
Repayment of long term debt	(5,322,981)	(222,500)
Net cash used by financing activities	(1,686,609)	300,254

Net increase (decrease) in cash	(3,788,116)	278,198
Cash, beginning of period	5,735,259	18,605

Cash, end of period	$1,947,143	$296,803
Supplemental Cash Flow Information: Cash paid for:
Interest	$231,822	$67,136
Income taxes	$-	$-

Supplemental disclosure of Non-Cash Investing and Financing Activities:
Recognition of asset retirement obligation	$231,053	$-
Issuance of shares as discount on debt	$615,185	$-
Prepayment of contract through amounts due directors	$-	$100,000
Long term debt paid through amounts due directors	$-	$104,904
Issuance of shares for contract services	$55,000	$700,920
Sale of shares through satisfaction of unrelated notes payable	$-	$127,215
Accrued expenses exchanged for long term debt	$-	$9,500

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC.

Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

(Amounts expressed in US dollars)

									Accumulated
			Shares to				Additional	Prepaid	Other		Total
	Common Stock		be Issued		Preferred Stock		Paid-in	Equity-Based	Comprehensive	Accumulated	Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Capital	Compensation	Loss	Deficit	Deficit

Balances at December 31, 2017	72,347,990	$72,348	-	$-	28,092	$28	$19,029,892	$(11,827)	$-	$3,417,872	$22,508,313

Accounting principal change relative to certain derivative liabilities - Note 2.										807,762	807,762
Shares issued as debt discount	4,110,000	4,110					611,075				615,185
Shares issued as prepaid equity-based compensation	250,000	250					54,750	(55,000)			-
Amortization of prepaid equity-based compensation								55,827			55,827
Shares issued for services	668,500	669					116,991				117,660
Net loss for the three months ended March 31, 2018										(1,552,883)	(1,552,883)

Balances at March 31, 2018	77,376,490	$77,377	-	$-	28,092	$28	$19,812,708	$(11,000)	$-	$2,672,751	$22,551,864

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

The Company's business plan is to engage in the acquisition, exploration, development and production of oil and natural gas properties, both individually and through collaborative partnerships with other companies in this field of endeavor. In November of 2014, the Company entered into its first contract relative to oil and gas activities involving jointly controlled assets and related liabilities by purchasing an undivided 50% interest in the Joffre project located in Alberta, Canada. On March 8, 2016, the Company incorporated a wholly owned subsidiary, Viking Oil & Gas (Canada) ULC, in Alberta, Canada, to hold its Canadian oil and gas interests. On February 23, 2016, the Company closed on the acquisition of working interests in four leases with access to the mineral rights (oil and gas) concerning approximately 281 acres of property in Miami and Franklin Counties in eastern Kansas. On August 30, 2016, the Company incorporated an additional wholly owned subsidiary, Mid-Con Petroleum, LLC, in the State of Kansas to hold certain of its acquisitions in the central United States. On October 4, 2016, the Company, through Mid-Con Petroleum, completed an acquisition whereby the Company (i) increased its working interest in three existing oil and gas leases in Miami and Franklin Counties in Eastern Kansas, and (ii) acquired a working interest in four new oil and gas leases in the same region, comprising approximately 660 acres of property. On August 25, 2017, the Company created an additional wholly owned subsidiary, Mid-Con Drilling, LLC. (“Mid-Con Drilling”), in the State of Kansas to hold additional acquisitions in the central United States. On September 11, 2017, the Company through Mid-Con Drilling, completed an acquisition of a 90% working interest in four new oil and gas leases in Anderson County in Eastern Kansas, comprising approximately 980 acres of property. On October 2, 2017, the Company, through Mid-Con Drilling, closed on an acquisition, effective October 1, 2017, of a 100% working interest in six new oil and gas leases in Miami and Franklin Counties in Eastern Kansas. Existing production from the acquired interests is approximately twenty-two barrels of oil per day. The purchase includes an undivided interest in all oil and gas wells, equipment, fixtures and other personal property located upon the leased properties and used in connection with oil and gas operations upon the leases attributable to the working interests purchased by Viking, through Mid-Con Drilling. On October 4, 2017, the Company, through Mid-Con Drilling, closed on an acquisition of an 80% working interest in six new oil and gas leases in Riley, Geary and Wabaunsee Counties in Kansas. Existing production from the acquired interests is approximately thirteen barrels of oil per day. The purchase includes an undivided interest in all oil and gas wells, equipment, fixtures and other personal property located upon the leased properties. On December 22, 2017, the Company completed an acquisition of 100% of the issued and outstanding membership interests of Petrodome Energy LLC, a privately-owned company, with working interests in multiple oil and gas fields across Texas, Louisiana and Mississippi, comprising approximately 11,700 acres. On December 27, 2017, the Company created an additional wholly owned subsidiary, Mid-Con Development, LLC (“Mid-Con Development”) in the State of Kansas to hold additional acquisition in the central United States. On December 29, 2017, the Company through Mid-Con Development completed an acquisition of working interests in approximately 41 oil leases in Ellis and Rooks Counties in Kansas, comprising several thousand acres. On January 12, 2018, the Company, through Mid-Con Drilling, completed an acquisition of a 100% working interest in seven new oil and gas leases in Woodson and Allen Counties in Eastern Kansas. Effective February 1, 2018, the Company, through Mid-Con Drilling, closed on the acquisition of a working interest in a lease with access to the mineral rights (oil and gas) concerning approximately 80 acres of property in Douglas County in eastern Kansas. The acquisition price was $50,000.

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net comprehensive loss of $1,552,883, and $557,955 for the three months ended March 31, 2018 and 2017, respectively. The Company has accumulated a stockholders’ equity of $22,551,864 as of March 31, 2018. The Company has generated losses from operations and has a significant working capital deficit. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however, there is no assurance of additional funding being available. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

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

•	Level 3: inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Liabilities measured at fair value as of March 31, 2018 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial Assets
Long term investment	$-	$-	$-	$-
Commodity Derivative	-	-	-	-
	$-	$-	$-	$-

Financial liabilities
Derivative liabilities	$-	$-	$-	$-
Commodity Derivative		599,979	-	(354,953)
	$-	$599,979	$-	$(354,953)

Assets and liabilities measured at fair value as of December 31, 2017 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial Assets
Long term investment	$-	$-	$-	$1,446
	$-	$-	$-	$1,446

Financial liabilities
Derivative liabilities	$-	$-	$807,762	$232,840
Commodity Derivative	-	245,026	-	(183,965)
	$-	$245,026	$807,762	$48,875

The Company’s long-term investment consisted of 1,437,500 common shares of Tanager Energy Inc., as of December 31, 2016, which is traded on the TSX Venture Exchange (Toronto Stock Exchange). During the three months ended March 31, 2017, the Company sold these shares. The change in the fair value of this investment that has been recognized as an unrealized gain in other comprehensive income on the statement of operations and comprehensive loss was $1,446 for the three months ended March 31, 2017.

The Company had commodity financial derivatives in place at March 31, 2018.  The Company does not designate its commodities derivative instruments as hedges and therefore does not apply hedge accounting.  Changes in fair value of derivative instruments subsequent to the initial measurement are recorded as change in fair value on derivative liability, in other income (expense).  The estimated fair value amounts of the Company’s commodity derivative instruments have been determined at discrete points in time based on relevant market information which resulted in the Company classifying such derivatives as Level 2.  Although the Company’s commodity derivative instruments are valued using public indices, the instruments themselves are traded with unrelated counterparties and are not openly traded on an exchange.

The Company uses the Black-Scholes model to value its derivative liabilities. This model takes into account inputs such as contract terms, including maturity and market parameters, including assumptions associated with interest rates, volatility and credit worthiness. The derivative assets and liabilities of the Company were $0 and $599,979 respectively as of March 31, 2018, and $0 and $1,052,788 respectively as of December 31, 2017, respectively. The change in the fair value of the derivative liabilities for the three months ended March 31, 2018 consisted of an increase of $354,953 associated with commodity derivatives. The decrease in the derivative liabilities associated with warrants and the conversion features of convertible debt in the amount of $807,762 are the result of the Company adopting ASU 2017-11, (Topic 815) Accounting for certain Instruments with down round features. The effect is a reduction in the derivative liability and a restatement of beginning retained earnings in the amount of $807,762.

e) Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investment securities that have original maturities of three months or less. At March 31, 2018 and December 31, 2017, the Company has cash deposits in excess of FDIC insured limits in the amounts of $820,641 and $5,372,818 respectively.

Restricted cash in the amount of $0 and $5,199,103 as of March 31, 218 and December 31, 2017 respectively, represents cash provided through funding for the Petrodome acquisition, restricted for drilling and exploration.

f) Accounts receivable

Accounts receivable consist of oil and gas receivables. The Company has classified these as short-term assets in the balance sheet because the Company expects repayment or recovery within the next 12 months. The Company evaluates these accounts receivable for collectability and, when necessary, records allowances for expected unrecoverable amounts. The Company has recorded an allowance for doubtful accounts of $72,941 at March 31, 2018.

g) Prepaid equity-based compensation

Prepaid equity-based expenses represent amounts paid in advance through the issuance of restricted shares of stock, for future contractual benefits to be received. These expenses paid in advance are recorded as prepaid equity-based compensation as a component of “Stockholders’ Deficit” and then amortized to the statements of operations and comprehensive loss over the life of the contract using the straight-line method. At March 31, 2018 and December 31, 2017, the balances of the prepaid equity-based compensation were comprised of the following:

	March 31, 2018	December 31, 2017

In February 2017, a one-year consulting agreement for services related to investor relations, market exposure and content development for a total amount of $44,160.	-	6,412

In April 2017, a one-year consulting agreement comprised of four quarterly incremental installments for services related to analysis of potential oil and gas acquisitions, for an initial quarterly amount of $40,250, a second installment of $28,000 in July 2017, and a third installment of $55,000 in January 2018.	11,000	5,415

	$11,000	$11,827

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

Depreciation, depletion and amortization expense utilizing the unit-of-production method for the Company’s oil and gas properties for the three months ended March 31, 2018 and 2017 were as follows:

Oil and Gas Properties by Geographical Cost Center
	Three months ended,
	March 31,
Cost Center	2018	2017

Canada	$10,738	$17,007
United States	478,948	34,275

	$489,686	$51,282

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

k) Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and, adjusted by any effects of warrants and options outstanding, if dilutive, that may add to the number of common shares during the period. At March 31, 2018 and 2017 there were approximately 31,503,126 and 6,582,259 common stock equivalents respectively, that were anti-dilutive.

 l) Revenue Recognition

On January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (ASC 606),” using the modified retrospective method. Adoption of the new revenue standard had no impact on the Company’s consolidated balance sheet, results of operations, equity or cash flows as of the adoption date, and the Company does not expect any further material impact to its consolidated financial statements on an ongoing basis as a result of adopting the new revenue standard.

Sales of crude oil, natural gas, and natural gas liquids (NGLs) are included in revenue when production is sold to a customer in fulfillment of performance obligations under the terms of agreed contracts. Performance obligations primarily comprise delivery of oil, gas, or NGLs at a delivery point, as negotiated within each contract. Each barrel of oil, million Btu (MMBtu) of natural gas, or other unit of measure is separately identifiable and represents a distinct performance obligation to which the transaction price is allocated. Performance obligations are satisfied at a point in time once control of the product has been transferred to the customer. The Company considers a variety of facts and circumstances in assessing the point of control transfer, including but not limited to: whether the purchaser can direct the use of the hydrocarbons, the transfer of significant risks and rewards, the Company’s right to payment, and transfer of legal title. In each case, the term between delivery and when payments are due is not significant.

The following table disaggregates the Company’s revenue by source for the periods ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017

Oil	$2,024,184	$197,819
Natural gas and Natural gas liquids	137,763	9,044

	$2,161,947	$206,863

m) Comprehensive Loss

FASB ASC 220 “Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income and its components in the consolidated financial statements. For the three months ended March 31, 2018 and 2017, comprehensive income (loss) was $0 and $1,446 respectively and consisted primarily of unrealized gains and (losses) on available for sale securities.

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

The Company recognizes deferred tax assets and liabilities to the extent that we believe that these assets and/or liabilities are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. If we determine that the Company would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

In assessing the realizability of its deferred tax assets and liabilities, management evaluated whether it is more likely than not that some portion, or all of its deferred tax assets and liabilities, will be realized. As of December 31, 2017, based on all the available evidence, management determined that it is more likely than not its deferred tax assets will be fully realized. Accordingly, the Company recorded a deferred tax liability of $910,827. During the three months ended March 31, 2018, the Company incurred a net loss, which created a decrease in its deferred tax liability with a corresponding income tax benefit in the amount of $271,789.

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

The following table represents stock warrant activity as of and for the three months ended March 31, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding – December 31, 2017	27,440,626	0.27	8.2 years	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/expired/cancelled	-		-	-

Warrants Outstanding – March 31, 2018	27,440,626	$0.27	8.0 years	$-

Outstanding Exercisable – December 31, 2017	27,440,626	$0.27	8.2 years	$-
Outstanding Exercisable – March 31, 2018	27,440,626	$0.27	8.0 years	$-

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the three months ended March 31, 2018 and 2017.

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

For financial reporting purposes, the operational results of the Company's oil and gas operations in Canada are prepared using the CAD, and are translated into the Company's reporting currency, the U.S. Dollar. Revenue and expenses applicable to the oil and gas operations in Alberta, Canada are translated using average rates prevailing during each reporting period. Gains or losses resulting from the settlement of foreign currency transactions are recorded as a separate component of accumulated other comprehensive loss in stockholders' deficit when realized. There have been no settlement transactions that resulted in the recognition of a foreign currency exchange gain or loss during the three months ended March 31, 2018 and 2017.

r) Convertible Notes Payable

The Company accounts for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments.

The Company has evaluated the terms and conditions of its convertible notes under the guidance of ASC 815. The conversion feature did not meet the definition of “indexed to a company’s own stock” provided for in ASC 815 due to the down round protection feature. Therefore, the conversion feature requires bifurcation and liability classification. Additionally, the default put requires bifurcation because it is indexed to risks that are not associated with credit or interest risk. As a result, the compound embedded derivative comprises of (i) the embedded conversion feature and (i) the default put. Rather than bifurcating and recording the compound embedded derivative as a derivative liability, the Company elected to initially and subsequently measure the convertible note in its entirety at fair value, with changes in fair value recognized in earnings in accordance with ASC 815-15-25-4. On January 1, 2018, the Company adopted ASU 2017-11, Derivatives and Hedging (Topic 815) and increased beginning retained earnings in the amount of $807,762.

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

The following table describes the changes in the Company’s asset retirement obligations for the three months ended March 31, 2018 and the year ended December 31, 2017:

	Three months ended March 31, 2018	Year ended December 31, 2017

Asset retirement obligation – beginning	$3,096,263	$833,017
Oil and gas purchases	231,053	2,205,171
Gain on ARO Settlement	(58,041)
Accretion expense	48,431	58,075

Asset retirement obligation - ending	$3,317,706	$3,096,263

u) Undistributed Revenues and Royalties

The Company records a liability for cash collected from oil and gas sales that have not been distributed. The amounts get distributed in accordance with the working interests of the respective owners.

v) Recent Accounting Pronouncements

As of March 31, 2018, and through the date of this filing, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements. The Company will monitor these emerging issues to assess any potential future impact on its financial statements.

ASU Update 2014-09 Revenue from Contracts with Customers (Topic 606) issued May 28, 2014 by FASB and IASB converged guidance on recognizing revenue in contracts with customers on an effective date after December 31, 2017. The ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers which supersedes current revenue recognition guidance, including most industry-specific guidance. The guidance provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. We adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. Under the modified retrospective method, the Company would recognize the cumulative effect of initially applying the standard as an adjustment to opening retained earnings at the date of initial application; however, we did not have any material adjustments as of the date of the adoption. The comparative periods have not been restated.

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

In July 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part 1) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Non-public Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception” (“ASU 2017-11”). Part I relates to the accounting for certain financial instruments with down round features in Subtopic 815-40, which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced based on the pricing of future equity offerings. An entity still is required to determine whether instruments would be classified as equity under the guidance in Subtopic 815-40 in determining whether they qualify for that scope exception. If they do qualify, freestanding instruments with down round features are no longer classified as liabilities. ASU 2017-11 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted, including in an interim period. We adopted Topic 815 as of January 1, 2018. The effect was to no longer recognize certain freestanding instruments with down round features as a liability, through an increase in beginning retained earnings of $807,762.

w) Subsequent events

The Company has evaluated all subsequent events from March 31, 2018, through the date of filing this report, and determined there are no additional items to disclose other than those listed in Note 9.

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

The recorded cost of this acquisition was based upon the fair market value of the assets acquired based on an independent valuation. The fair value of the Business Enterprise and its assets exceed the value of the consideration given, creating a bargain purchase gain, which is to be recognized immediately by the purchaser. The fair value of the bargain purchase gain has been recorded in the amount of $27,021,418 during the year ended December 31, 2017.

Proforma unaudited condensed selected financial data for the three months ended March 31, 2017 as though this acquisition had taken place at January 1, 2017 are as follows:

Three Months Ended March 31, 2017

Revenues	$2,976,948

Net Loss (excludes unrealized gains / losses)	$(1,587,224)

Loss per share	$(0.03)

Note 4. Related Party Transactions

During April 2015, the Company made an advance to Tanager Energy Inc., in conjunction with a joint investment in the second oil well of the Joffre Project. As of March 31, 2018, the balance owed by Tanager to the Company is $153,877. The Company has determined to reserve 100% of the balance and has reduced the amount shown as other receivable – related party to $0 on the consolidated balance sheet.

During the three months ended March 31, 2018, the Company’s CEO and Director, James Doris incurred expenses on behalf of, and made advances to the Company in the amount of $608,191 in order to provide the Company with funds to carry on its operations, and the Company made repayments of $938,771. These advances do not bear interest, are unsecured and have no specific terms of repayment. As of March 31, 2018, the amount due for advances and expenses paid on behalf of the Company is $0. The Company has not imputed interest as the amount is deemed immaterial. Additionally, Mr. Doris made several loans to the Company totaling $862,930, all accruing interest at 12%, and payable on demand. As of March 31, 2018, the total amount due to Mr. Doris for advances and expenses paid on behalf of the Company and loans is $862,930. Accrued interest of $176,038 is included in accrued expenses and other current liabilities at March 31, 2018.

Note 5. Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification and geographical cost center for the three months ended March 31, 2018:

	December 31, 2017	Adjustments	Impairments	March31, 2018
Proved developed producing oil and gas properties
Canada cost center	$23,279	$-	$-	$23,279
United States cost center	12,513,088	(899,083)	-	11,614,005
Accumulated depreciation, depletion and amortization	(235,226)	(136,587)	-	(371,813)
Proved developed producing oil and gas properties, net	$12,301,141	$(1,035,670)	$-	$11,265,471

Undeveloped and non-producing oil and gas properties
Canada cost center	$382,935	$-	$-	$382,935
United States cost center	26,851,244	948,891	-	27,800,135
Accumulated depreciation, depletion and amortization	(374,545)	(339,057)	-	(713,602)
Undeveloped and non-producing oil and gas properties, net	$26,859,634	$609,834	$-	$27,469,468

Total Oil and Gas Properties, Net	$39,160,775	$(425,836)	$-	$38,734,939

The following table summarizes the Company’s oil and gas activities by classification for the year ended December 31, 2017:

	December 31,			December 31,
	2016	Adjustments	Impairments	2017
Proved developed producing oil and gas properties
Canada cost center	$34,733	$(11,454)	$-	$23,279
United States cost center	1,787,840	10,725,248	-	12,513,088
Accumulated depreciation, depletion and amortization	(57,200)	(178,026)	-	(235,226)
Proved developed producing oil and gas properties, net	$1,765,373	$10,535,768	$-	$12,301,141

Undeveloped and non-producing oil and gas properties
Canada cost center	$371,481	$11,454	$-	$382,935
United States cost center	917,184	25,934,060	-	26,851,244
Accumulated depreciation, depletion and amortization	(51,176)	(323,369)	-	(374,545)
Undeveloped and non-producing oil and gas properties, net	$1,237,489	$25,622,145	$-	$26,859,634

Total Oil and Gas Properties, Net	$3,002,862	$36,157,913	$-	$39,160,775

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

The Acquisition purchase price was $2,200,000. The Company paid $200,000 at closing on December 29, 2017. Between the closing date and January 18, 2018, Mid-Con assigned 7.5% of the purchased assets to Global Equity Funding, LLC (“Global Equity”), and 5% of the purchased assets to Coal Creek Energy, LLC (“Coal Creak”), leaving Mid-Con with an 87.5% interest in the purchased oil and gas leases. The portion of the Acquisition price attributable to Mid-Con, Global Equity and Coal Creek was $1,925,000, $165,000 and $110,000, respectively, which was paid in full by the close of business on January 18, 2018.

On January 12, 2018, the Company, through Mid-Con Drilling, closed on an acquisition of a 100% working interest in seven new oil and gas leases in Woodson and Allen Counties in Kansas. The purchase includes an undivided interest in all oil and gas wells, equipment, fixtures and other personal property located upon the leased properties. To facilitate this transaction, the Company, through Mid-Con Drilling, executed a Promissory Note, dated January 12, 2018 in favor of Cornerstone Bank in the amount of $366,000. The acquisition price for this acquisition was $480,000.

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

Each share of Series C Preferred Stock shall be convertible, at the option of the holder, at any time after the date of issuance into one share, at the office of the Corporation or any transfer agent for such stock, into one share of fully paid and non-assessable common stock. (the “Conversion Rate”).

(b) Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.001 per share.

During January 2018, the Company issued 250,000 common shares for services pursuant to a one-year consulting agreement.

During February and March 2018, the Company issued 668,500 common shares for services.

During the quarter ended March 31, 2018, pursuant to a private placement for debt and equity, the Company issued 4,110,000 common shares.

Note 7. Long Term Debt

Long term debt consisted of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017

As of December 31, 2016, the Company issued a total of $630,000 of 10% Secured promissory notes with a term expiring April 3, 2017 (the “Maturity Date”), and an original issue discount of thirty-seven and one-half percent (37.5%). The discount was modified to fifty percent (50%) retroactively with an extension of the maturity to June 2017. During the quarter ended March 31, 2017, the Company issued an additional $917,833 of 10% Secured promissory notes with terms expiring in June, August and September of 2017, and an original issue discount of fifty percent (50%). Interest is payable on the outstanding principal of these notes at 10% per annum on the various maturity dates. The balance shown is net of unamortized discount of $0 and $0 at March 31, 2018 and December 31, 2017 respectively.

	-	75,000

On October 4, 2016, the Company closed on a revolver loan with Crossfirst Bank in the amount of $1,800,000, payable at $15,000 per month, interest at 10%, with all unpaid principal and accrued interest payable on September 30, 2018. The balance shown is net of unamortized discount of $6,932 and $10,341 at March 31, 2018 and December 31, 2017 respectively.	1,598,068	1,594,659

During July and August of 2017, the Company borrowed $1,475,000 from private lenders pursuant to a 10% Secured Convertible Promissory Note with a twelve-month maturity. The balance shown is net of unamortized discount of $144,906 and $271,403 at March 31, 2018 and December 31, 2017 respectively.	1,330,094	1,203,597

During August through December of 2017, the Company borrowed $2,989,000, and from January through March 2018, the Company borrowed 2,055,000, all from private lenders pursuant to a 10% Secured Promissory Note with all principal and accrued interest payable on the maturity date of October 31, 2018. The promissory notes are secured by the membership interests of Mid-Con Drilling, LLC. The balance shown is net of unamortized discount of $1,294,722 and $867,399 at March 31, 2018 and December 31, 2017 respectively.	3,749,278	2,121,601

On September 8, 2017, the Company closed on a Promissory Note with Cornerstone Bank in the amount of $256,983, payable interest only for the first twelve months commencing October 8, 2017, variable interest rate, currently at 5.5%, followed by 83 monthly payments of $3,765, interest at 6%, final payment due on September 8, 2025. The balance shown is net of unamortized discount of $3,113 and $0 at March 31, 2018 and December 31, 2017 respectively.	253,969	253,870

On September 29, 2017, the Company closed on a Promissory Note with Cornerstone Bank in the amount of $290,000, payable interest only for the first twelve months commencing October 29, 2017, variable interest rate, currently at 5.5%, followed by 83 monthly payments of $3,765, interest at 6%, final payment due on September 29, 2025. The balance shown is net of unamortized discount of $3,800 and $3,925 at March 31, 2018 and December 31, 2017 respectively.	286,200	286,075

On October 3, 2017, the Company closed on a Promissory Note with Cornerstone Bank in the amount of $204,000, payable interest only for the first twelve months commencing November 3, 2017, variable interest rate, currently at 5.5%, followed by 83 monthly payments of $3,765, interest at 6%, final payment due on October 3, 2025. The balance shown is net of unamortized discount of $3,341 and $3,451 at March 31, 2018 and December 31, 2017 respectively.	200,659	200,549

On December 22, 2017, the Company borrowed $8,510,638, through 405 Petrodome, LLC, as agent for Lenders, with an OID of 6%., bearing interest initially at 9.875% through June 2018, then 11.375% through December 2018, then 12.875% through June 2019, then 14.375% through December 2019. Interest only through June 2018, at which time Principal will be payable at $75,000 monthly for six months and then $125,000 monthly to the maturity date of December 22, 2019. The balance shown is net of unamortized discounts of $823,633 and $941,108 at March 31, 2018 and December 31, 2017 respectively.	2,779,781	7,569,530

On January 12, 2018, the Company closed on a Promissory Note with Cornerstone Bank in the amount of $366,000, payable interest only for the first twelve months commencing February 12, 2018, variable interest rate, currently at 5.5%, followed by 83 monthly payments of $5,362, interest at 6%, final payment due on January 12, 2026. The balance shown is net of unamortized discount of $4,727 at March 31, 2018.	361,273	-

Promissory note payable to an individual, dated January 17, 2018, in the initial amount of $300,000, payable on demand, no stipulated interest rate.	200,000	-

Merchant cash advance in the amount of $1,200,000, dated January 23, 2018, with no stipulated interest rate, payable at $48,000 per month commencing in February 2018 for 6 months, with a balance of $1,212,000 payable July 23, 2018. The balance shown is net of unamortized discount of $216,000 at March 31, 2018.	1,284,000	-

	12,043,322	13,304,881
Less current portion	(7,139,004)	(3,562,051)
	$4,904,318	$9,742,830

Note 8. Commitments and contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s consolidated financial position or results of operations.

As reported on Form 8-K, filed on April 19, 2018, the Company entered into an employment agreement, restricted stock agreement, and warrant with Timothy Swift, appointing Mr. Swift as Executive Vice President and Chief Operating Officer of the Company. Pursuant to Mr. Swift’s employment agreement with the Company, Mr. Swift is to receive an annual base salary of $275,000 and is eligible to receive, at the discretion of the Company’s Board of Directors, an annual bonus of up to 110% of his base salary and incentive equity compensation equal to approximately 130% of his base salary. Pursuant to the restricted stock agreement, Mr. Swift is to receive 1,000,000 shares of the Company’s common stock, with 50% of the shares vesting immediately and the remaining shares vesting on October 1, 2018, unless Mr. Swift has resigned from employment or has been terminated for cause on or prior to that time. Pursuant to the warrant, Mr. Swift received the right to purchase 3,500,000 shares of the Company’s common stock at $0.30 per share exercisable through April 1, 2023, with (i) 1,000,000 of the warrant shares vesting immediately; (ii) 2,000,000 of the warrant shares vesting on July 1, 2018, or another date as agreed in writing by both parties so long as the Company has closed a financing transaction consolidating the Company’s debt, has raised an additional $5,000,000 in financing at such time, and Mr. Swift has not resigned from employment or been terminated for cause at that time; and (iii) 500,000 of the warrant shares vesting on December 31, 2018, so long as Mr. Swift has not resigned from employment or been terminated for cause at that time.

Note 9. Subsequent Events

The Company has evaluated subsequent events from March 31, 2018, through the date of filing this Form 10-Q, and determined there are no additional items to disclose other than the following:

During April 2018, the Company issued 60,312 common shares in a cashless exercise of common stock warrants

During April 2018, the Company issued 1,388,246 common shares for services

During April and May 2018, the Company issued 1,687,500 common shares pursuant to a private placement for debt and equity.

On April 26, 2018, the Company authorized and issued 2,000,000 common stock warrants to various parties for services. The warrants have a term of 5 years with an exercise price of $0.30 per share.

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

On March 8, 2016, the Company incorporated a wholly owned subsidiary, Viking Oil & Gas (Canada) ULC, in Alberta, Canada, to hold Canadian oil and gas interests which were registered in its name. On August 30, 2016, the Company organized a wholly owned subsidiary, Mid-Con Petroleum, LLC (“Mid-Con Petroleum”), a Kansas limited liability company, to hold oil and gas interests in the central United States. On August 25, 2017, the Company organized another wholly owned subsidiary, Mid-Con Drilling, LLC (“Mid-Con Drilling”), a Kansas limited liability company, to hold additional oil and gas interests in the central United States. On December 27, 2017, the Company organized a third wholly owned subsidiary, Mid-Con Development, LLC (“Mid-Con Development”), a Kansas limited liability company, to hold further oil and gas interests in the central United States. In 2016, 2017 and 2018, the Company acquired numerous oil and gas interests in Kansas, and in December of 2017, the Company acquired Petrodome Energy, LLC, a Texas limited liability company based in Houston, Texas, with interests in oil and gas leases in Texas, Louisiana and Mississippi.

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

RESULTS OF CONTINUING OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the three months ended March 31, 2018 and 2017, should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2017, filed with the SEC on April 25, 2018.

Liquidity and Capital Resources

As of March 31, 2018, and December 31, 2017, the Company had $1,947,143 and $5,75,259 in cash holdings, respectively.

Three months ended March 31, 2018, compared to the three months ended March 31, 2017

Revenue

The Company had gross revenues of $2,161,947 for the three months ended March 31, 2018, as compared to $206,863 for the three months ended March 31, 2017, representing its share of revenue from its 50% working interest in the Joffre Property, and the revenue being generated through the oil and gas acquisitions in the central United States.

Expenses

The Company’s operating expenses increased by $1,782,015 to $2,620,397 for the three-month period ended March 31, 2018, from $838,382 in the corresponding period in 2017. The increase is mainly attributable to increased lease operating costs commensurate with the new oil and gas wells purchased in 2017 and the first quarter of 2018. Additionally, there were increases in general and administrative associated with the office operations of Petrodome, and increases in accretion expense and depreciation, depletion and amortization expense.

Other income (expense)

The Company had other income (expense) of $(1,366,222) for the three months ended March 31, 2018, as compared to $72,118 for the three months ended March 31, 2017. This significant difference is primarily a result of increased interest expense due to increased debt associated with acquisitions, and loss on commodity derivatives

Net Income (Loss)

The Company incurred a net (loss) of $(1,552,883) during the three-month period ended March 31, 2018 compared with a net loss of (559,401) for the three-month period ended March 31, 2017. The decrease in net loss was mainly due to the items referred to in the analysis of operating expenses and other income (expense).

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Management and directors will continue to monitor and evaluate the effectiveness of the Company's internal controls and procedures and the Company's internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. There were no changes in Internal Control over Financial Reporting during the quarter ended March 31, 2018.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of March 31, 2018, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During January 2018, the Company issued 250,000 common shares for services pursuant to a one-year consulting agreement.

During February and March 2018, the Company issued 668,500 common shares for services.

During the quarter ended March 31, 2018, pursuant to a private placement for debt and equity, the Company issued 4,110,000 common shares

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

10.7*	Employment Agreement with Timothy Swift dated as of March 19, 2018

10.8*	Restricted Stock Agreement with Timothy Swift dated as of April 1, 2018

21.1	Subsidiaries of Viking Energy Group, Inc. (incorporated by reference to our Current Report on Form 10-K/A filed on April 25, 2018)

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

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

___________

* Filed herewith.

ITEM 7. OFF BALANCE-SHEET ARRANGEMENTS

None.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIKING ENERGY GROUP, INC. (Registrant)

Date: May 21, 2018	/s/ James Doris
James Doris
Principal Executive Officer

Date: May 21, 2018	/s/ Frank W. Barker, Jr.
Frank W. Barker, Jr.
Principal Financial and Accounting Officer

