Form 10-Q
period 2018-06-30
VIKING ENERGY GROUP, INC.
filed 2018-08-14
CIK 1102432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

15915 Katy Freeway, Suite 450

Houston, TX 77094

(Address of principal executive offices)

(281) 404 4387

(Registrant’s telephone number, including area code)

____________________________________________________

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

Large Accelerated	☐	FilerAccelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for comply with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 14, 2018, the registrant had 83,847,729 shares of common stock outstanding.

VIKING ENERGY GROUP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIKING ENERGY GROUP, INC. Consolidated Balance Sheets (Amounts expressed in US dollars)

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash	$5,806,479	$536,156
Restricted cash	-	5,199,103
Accounts receivable – oil and gas	559,682	573,296
Other receivable – related party	-	548,714
Prepaid expenses	65,761	-
Total current assets	6,431,922	6,857,269

Oil and gas properties, full cost method
Proved developed producing oil and gas properties, net	11,577,814	12,301,141
Undeveloped and non-producing oil and gas properties, net	28,001,852	26,859,634
Total oil and gas properties, net	39,579,666	39,160,775

Fixed assets, net	267,576	166,741
Other assets	32,083	9,396
TOTAL ASSETS	$46,311,247	$46,194,181

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses and other current liabilities	$819,287	$397,070
Accounts payable	622,808	2,555,869
Undistributed revenues and royalties	1,253,934	1,175,200
Derivative liability	1,232,810	1,052,788
Amount due to directors	509,007	1,192,970
Current portion of long term debt – net of debt discount	4,732,565	3,562,051
Total current liabilities	9,170,411	9,935,948
Long term debt - net of current portion and debt discount	13,149,005	9,742,830
Deferred tax liability	33,548	910,827
Asset retirement obligation	3,367,052	3,096,263
TOTAL LIABILITIES	25,720,016	23,685,868

Commitments and contingencies (Note 8)

STOCKHOLDERS’ EQUITY
Capital Stock
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 28,092 shares issued and outstanding as of June 30, 2018 and December 31, 2017	28	28
Common stock, $0.001 par value, 100,000,000 shares authorized,with 83,464,906 and 72,347,991 shares issued and outstanding as of June 30, 2018 and December 31, 2017 respectively.	83,465	72,348
Additional Paid-In Capital	21,790,203	19,029,892
Prepaid equity-based compensation	-	(11,827)
Retained earnings (accumulated deficit)	(1,282,465)	3,417,872
TOTAL STOCKHOLDERS’ EQUITY	20,591,231	22,508,313
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$46,311,247	$46,194,181

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. Consolidated Statements of Operations and Comprehensive Loss (Unaudited) (Amounts expressed in US dollars)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenue
Oil and gas sales	$2,318,622	$160,430	$4,480,569	$367,293

Operating expenses
Lease operating costs	1,035,474	104,066	2,043,742	264,584
General and administrative	1,125,936	215,582	2,026,461	485,923
Stock based compensation	1,044,612	803,616	1,218,099	1,151,020
Accretion - ARO	49,346	9,804	97,777	18,641
Depreciation, depletion and amortization	459,951	35,609	949,637	86,891
Total operating expenses	3,715,319	1,168,677	6,335,716	2,007,059

Loss from operations	(1,396,697)	(1,008,247)	(1,855,147)	(1,639,766)

Other income (expense)
Interest expense	(2,531,178)	(433,551)	(3,600,488)	(690,261)
Change in fair value of derivatives	(632,831)	119,085	(987,784)	455,098
Loss on sale of investments	-	-	-	(7,185)
Gain on ARO settlement	-	-	58,041	--
Total other income (expense)	(3,164,009)	(314,466)	(4,530,231)	(242,348)

Net loss before income taxes	(4,560,706)	(1,322,713)	(6,385,378)	(1,882,114)
Income tax benefit (expense)	605,490		877,279	-

Net loss	$(3,955,216)	$(1,322,713)	$(5,508,099)	$(1,882,114)

Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	-	1,446

Net Comprehensive income loss	$(3,955,216)	$(1,322,713)	$(5,508,099)	$(1,880,668)
Earnings (loss) per common share
Basic	$(0.05)	$(0.02)	$(0.07)	$(0.03)
Weighted average number of common shares outstanding
Basic	80,957,111	61,272,870	77,650,012	59,032,220

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. Consolidated Statements of Cash Flows (Unaudited) (Amounts expressed in US dollars)

	Six Months Ended
	June 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(5,508,099)	$(1,882,114)
Adjustments to reconcile net loss to cash used in operating activities:
Derivative gain (loss)	987,784	(455,098)
Amortization of prepaid expenses	-	162,914
Stock based compensation	1,218,099	1,151,020
Loss on sale of investments	-	7,185
Depreciation, depletion and amortization	949,637	86,891
Gain on ARO settlement	(58,041)	-
Accretion – Asset retirement obligation	97,777	18,641
Amortization of debt discount	2,639,104	514,540
Changes in operating assets and liabilities
Accounts receivable	13,614	(4,328)
Prepaid expenses and other assets	(88,448)	-
Other receivable	548,714	-
Accounts payable	(1,933,061)	(48,898)
Accrued expenses and other current liabilities	446,928	88,429
Deferred tax liability	(877,279)	-
Undistributed revenues and royalties	78,734	-
Amounts due to directors	39,993	94,871
Net cash used in operating activities	(1,444,544)	(265,947)

Cash flows from investing activities:
Investment in, and acquisition of oil and gas properties	(2,088,262)	-
Acquisition of fixed assets	(130,000)	-
Proceeds from sale of oil and gas interests	1,144,953	-
Proceeds from sale of investments	-	101,191
Net cash (used in) provided by investing activities	(1,073,309)	101,191

Cash flows from financing activities:
Proceeds from amount due to directors	583,000	5,350
Repayment of amount due to directors	(1,306,956)	(300,024)
Proceeds from sale of common stock	-	331,667
Proceeds from long term debt	10,078,018	331,667
Repayment of long term debt	(6,764,989)	(222,500)
Net cash provided by financing activities	2,589,073	146,160

Net increase (decrease) in cash	71,220	(18,596)
Cash, beginning of period	5,735,259	18,605

Cash, end of period	$5,806,479	$9

Supplemental Cash Flow Information:
Cash paid for:
Interest	$866,380	$99,909
Income taxes	$-	$-

Supplemental disclosure of Non-Cash Investing and Financing Activities:
Recognition of asset retirement obligation	$231,053	$-
Issuance of shares as discount on debt	$1,237,416	$-
Issuance of warrants as discount on debt	$327,740	$-
1st Global debt discount and loan fees	$324,000	$-
Payment in kind interest added to debt	$140,757	$-
Prepayment of contract through amounts due directors	$-	$100,000
Debt refinanced through new credit facility	$7,633,389	$-
Private placement debt exchanged for new private placement	$2,085,000	$-
Purchase of working interest through new debt	$165,000	$-
Long term debt paid through amounts due directors	$-	$104,904
Issuance of shares for contract services	$55,000	$700,920
Cashless exercise of warrants	$60	$-
Sale of shares through satisfaction of unrelated notes payable	$-	$127,215
Accrued expenses exchanged for long term debt	$24,712	$9,500

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) (Amounts expressed in US dollars)

						Prepaid	Retained
					Additional	Equity-	Earnings	Total
	Common Stock		Preferred Stock		Paid-in	Based	(Accumulated	Stockholders'
	Number	Amount	Number	Amount	Capital	Compensation	Deficit)	Equity

Balances at December 31, 2017	72,347,990	$72,348	28,092	$28	$19,029,892	$(11,827)	$3,417,872	$22,508,313

Accounting principle change relative to certain derivative liabilities - Note 2.							807,762	807,762
Shares issued as debt discount	7,774,856	7,775			1,229,641			1,237,416
Shares issued as prepaid equity-based compensation	250,000	250			54,750	(55,000)		-
Amortization of prepaid equity-based compensation						66,827		66,827
Shares issued for services	3,031,748	3,032			548,887			551,919
Warrants issued for services					599,353			599,353
Shares issued in cashless exercise of warrants	60,312	60			(60)			-
Warrants issued as debt discount					327,740			327,740
Net loss for the six months ended June 30, 2018							(5,508,099)	(5,508,099)

Balances at June 30, 2018	83,464,906	$83,465	28,092	$28	$21,790,203	$-	$(1,282,465)	$20,591,231

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

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net comprehensive loss of $5,508,099 and $1,880,668 for the six months ended June 30, 2018 and 2017, respectively. The Company has accumulated a stockholders’ equity of $20,591,231 as of June 30, 2018. The Company has generated losses from operations and has a significant working capital deficit. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however, there is no assurance of additional funding being available. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

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

b) Basis of Consolidation

The financial statements presented herein reflect the consolidated financial results of the Company and its wholly owned subsidiaries, Viking Oil & Gas (Canada) ULC, a Canadian corporation formed on March 8, 2016, to provide a base of operations for properties in Canada, Mid-Con Petroleum, LLC, formed on August 30, 2016, Mid-Con Drilling, LLC, formed on August 25, 2017, and Mid-Con Development, LLC, formed on December 27, 2017, all to provide a base of operations for properties in the Central United States, and Petrodome Energy, LLC, based in Houston, Texas to provide a base of operations to facilitate property acquisitions in Texas, Louisiana and Mississippi, as well as Petrodome Energy, LLC’s subsidiaries in Texas, Louisiana and Mississippi. All significant intercompany transactions and balances have been eliminated upon consolidation.

c) Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. The Company's actual results could vary materially from management's estimates and assumptions. Significant areas requiring the use of management estimates relate to the determination of expected tax rates for future income tax recoveries, stock-based compensation, asset retirement obligations and impairment of long-lived assets.

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

d) Financial Instruments

ASC Topic 820-10, “Fair Value Measurement” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for other receivable – related party, accrued expenses and other current liabilities, accounts payable, derivative liabilities, amount due to directors, and convertible notes each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

•	Level 3: inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Liabilities measured at fair value as of June 30, 2018, are classified below based on the three-level fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial Assets
Long term investment	$-	$-	$-	$-
Commodity Derivative	-	-	-	-
	$-	$-	$-	$-

Financial liabilities
Derivative liabilities	$-	$-	$-	$-
Commodity Derivative	-	1,232,810	-	(987,784)
	$-	$1,232,810	$-	$(987,784)

Assets and liabilities measured at fair value as of December 31, 2017, are classified below based on the three-level fair value hierarchy described above:

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

The Company had commodity financial derivatives in place at June 30, 2018. The Company does not designate its commodities derivative instruments as hedges and therefore does not apply hedge accounting. Changes in fair value of derivative instruments subsequent to the initial measurement are recorded as change in fair value on derivative liability, in other income (expense). The estimated fair value amounts of the Company’s commodity derivative instruments have been determined at discrete points in time based on relevant market information which resulted in the Company classifying such derivatives as Level 2. Although the Company’s commodity derivative instruments are valued using public indices, the instruments themselves are traded with unrelated counterparties and are not openly traded on an exchange.

The Company uses the Black-Scholes model to value its derivative liabilities. This model takes into account inputs such as contract terms, including maturity and market parameters, including assumptions associated with interest rates, volatility and credit worthiness. The derivative assets and liabilities of the Company were $0 and $1,232,810 respectively as of June 30, 2018, and $0 and $1,052,788 respectively as of December 31, 2017, respectively. The change in the fair value of the derivative liabilities for the six months ended June 30, 2018, consisted of an increase of $987,784 associated with commodity derivatives. The decrease in the derivative liabilities associated with warrants and the conversion features of convertible debt in the amount of $807,762 are the result of the Company adopting ASU 2017-11, Derivatives and Hedging (Topic 815) I. Accounting for Certain Instruments with Down Round Features. The effect is a reduction in the derivative liability and a restatement of beginning retained earnings in the amount of $807,762.

e) Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investment securities that have original maturities of three months or less. At June 30, 2018 and December 31, 2017, the Company has cash deposits in excess of FDIC insured limits in the amounts of $4,559,541 and $5,372,818, respectively.

Restricted cash in the amount of $0 and $5,199,103 as of June 30, 2018 and December 31, 2017, respectively, represents cash provided through funding for the Petrodome acquisition, restricted for drilling and exploration.

f) Accounts Receivable

Accounts receivable consist of oil and gas receivables. The Company has classified these as short-term assets in the balance sheet because the Company expects repayment or recovery within the next 12 months. The Company evaluates these accounts receivable for collectability and, when necessary, records allowances for expected unrecoverable amounts. The Company has recorded an allowance for doubtful accounts of $87,957 at June 30, 2018.

g) Prepaid Equity-Based Compensation

Prepaid equity-based expenses represent amounts paid in advance through the issuance of restricted shares of stock, for future contractual benefits to be received. These expenses paid in advance are recorded as prepaid equity-based compensation as a component of “Stockholders’ Equity” and then amortized to the statements of operations and comprehensive loss over the life of the contract using the straight-line method. At June 30, 2018 and December 31, 2017, the balances of the prepaid equity-based compensation were comprised of the following:

	June 30, 2018	December 31, 2017

In February 2017, a one-year consulting agreement for services related to investor relations, market exposure and content development for a total amount of $44,160.	$-	$6,412

In April 2017, a one-year consulting agreement comprised of four quarterly incremental installments for services related to analysis of potential oil and gas acquisitions, for an initial quarterly amount of $40,250, a second installment of $28,000 in July 2017, and a third installment of $55,000 in January 2018.	-	5,415

	$-	$11,827

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

Depreciation, depletion and amortization expense utilizing the unit-of-production method for the Company’s oil and gas properties for the three and six months ended June 30, 2018 and 2017, were as follows:

Oil and Gas Properties by Geographical Cost Center

	Three months ended June 30,		Six months ended, June 30,
Cost Center	2018	2017	2018	2017

Canada	$10,649	$221	$21,387	$17,228
United States	449,302	35,388	928,250	69,663

	$459,951	$35,609	$949,637	$86,891

i) Limitation on Capitalized Costs

Under the full-cost method of accounting, the Company is required, at the end of each reporting date, to perform a test to determine the limit on the book value of our oil and natural gas properties (the “Ceiling” test). If the capitalized costs of its oil and natural gas properties, net of accumulated amortization and related deferred income taxes, exceed the Ceiling, this excess or impairment is charged to expense. The expense may not be reversed in future periods, even though higher oil and natural gas prices may subsequently increase the Ceiling. The Ceiling is defined as the sum of:

(a) the present value, discounted at 10 percent, and assuming continuation of existing economic conditions, of 1) estimated future gross revenues from proved reserves, which is computed using oil and natural gas prices determined as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month hedging arrangements pursuant to SAB 103, less 2) estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves; plus

(b) the cost of properties not being amortized; plus

(c) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; net of

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

k) Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and, adjusted by any effects of warrants and options outstanding, if dilutive, that may add to the number of common shares during the period. At June 30, 2018 and 2017, there were approximately 34,912,910 and 6,582,259 common stock equivalents respectively, that were anti-dilutive.

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

The following table disaggregates the Company’s revenue by source for the three and six-month periods ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Oil	$2,248,725	151,386	$4,272,909	$358,249
Natural gas and Natural gas liquids	69,897	9,044	207,660	9,044

	$2,318,622	$160,430	$4,480,569	$367,293

m) Comprehensive Loss

ASC Topic 220, “Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income and its components in the consolidated financial statements. For the six months ended June 30, 2018 and 2017, comprehensive income (loss) was $0 and $1,446 respectively and consisted primarily of unrealized gains and (losses) on available for sale securities.

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

In assessing the realizability of its deferred tax assets and liabilities, management evaluated whether it is more likely than not that some portion, or all of its deferred tax assets and liabilities, will be realized. As of December 31, 2017, based on all the available evidence, management determined that it is more likely than not its deferred tax assets will be fully realized. Accordingly, the Company recorded a deferred tax liability of $910,827. During the six months ended June 30, 2018, the Company incurred a net loss, which created a decrease in its deferred tax liability with a corresponding income tax benefit in the amount of $877,279.

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

During the quarter ended June 30, 2018, the Company granted 7,472,284 warrants with the option to purchase common stock, of which 4,972,284,000 options vested immediately. The Company used the following Black-Scholes assumptions in arriving at the fair value of 3,000,000 warrants recorded as stock-based compensation expense of $599,353 and 1,972,284 warrants recorded as debt discount of $327,740 for the three months ended June 30, 2018.

Expected Life in Years	5.0
Risk-free Interest Rates	2.55% to 2.73%
Volatility	295.90%
Dividend Yield	0%

At June 30, 2018, there was approximately $499,500 of unrecognized compensation cost related to share-based payments which is expected to be recognized in the future.

The following table represents stock warrant activity as of and for the six months ended June 30, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding – December 31, 2017	27,440,626	0.27	8.2 years	-
Granted	7,472,284	0.20	5.2 years	-
Exercised	(402,084)	-	-	-
Forfeited/expired/cancelled	-		-	-

Warrants Outstanding – June 30, 2018	34,510,826	$0.27	7.1 years	$-

Outstanding Exercisable – December 31, 2017	27,440,626	$0.27	8.2 years	$-
Outstanding Exercisable – June 30, 2018	32,010,826	$0.27	7.1 years	$-

p) Impairment of Long-Lived Assets

In accordance with ASC 360, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company is required to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the six months ended June 30, 2018 and 2017.

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

For financial reporting purposes, the operational results of the Company's oil and gas operations in Canada are prepared using the CAD, and are translated into the Company's reporting currency, the U.S. Dollar. Revenue and expenses applicable to the oil and gas operations in Alberta, Canada are translated using average rates prevailing during each reporting period. Gains or losses resulting from the settlement of foreign currency transactions are recorded as a separate component of accumulated other comprehensive loss in stockholders' deficit when realized. There have been no settlement transactions that resulted in the recognition of a foreign currency exchange gain or loss during the six months ended June 30, 2018 and 2017.

r) Convertible Notes Payable

The Company accounts for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments.

The Company has evaluated the terms and conditions of its convertible notes under the guidance of ASC 815. The conversion feature did not meet the definition of “indexed to a company’s own stock” provided for in ASC 815 due to the down round protection feature. Therefore, the conversion feature requires bifurcation and liability classification. Additionally, the default put requires bifurcation because it is indexed to risks that are not associated with credit or interest risk. As a result, the compound embedded derivative comprises of (i) the embedded conversion feature and (i) the default put. Rather than bifurcating and recording the compound embedded derivative as a derivative liability, the Company elected to initially and subsequently measure the convertible note in its entirety at fair value, with changes in fair value recognized in earnings in accordance with ASC 815-15-25-4. On January 1, 2018, the Company adopted ASU 2017-11, Derivatives and Hedging (Topic 815), and increased beginning retained earnings in the amount of $807,762.

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

The following table describes the changes in the Company’s asset retirement obligations for the six months ended June 30, 2018, and the year ended December 31, 2017:

	Six months ended June 30, 2018	Year ended December 31, 2017

Asset retirement obligation – beginning	$3,096,263	$833,017
Oil and gas purchases	231,053	2,205,171
Gain on ARO Settlement	(58,041)	-
Accretion expense	97,777	58,075

Asset retirement obligation – ending	$3,367,052	$3,096,263

u) Undistributed Revenues and Royalties

The Company records a liability for cash collected from oil and gas sales that have not been distributed. The amounts get distributed in accordance with the working interests of the respective owners.

v) Recent Accounting Pronouncements

As of June 30, 2018, and through the date of this filing, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements. The Company will monitor these emerging issues to assess any potential future impact on its financial statements.

ASU Update 2014-09, “Revenue from Contracts with Customers (Topic 606),” issued May 28, 2014, by FASB and IASB converged guidance on recognizing revenue in contracts with customers on an effective date after December 31, 2017. The ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers which supersedes current revenue recognition guidance, including most industry-specific guidance. The guidance provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. We adopted Topic 606 as of January 1, 2018, using the modified retrospective transition method. Under the modified retrospective method, the Company would recognize the cumulative effect of initially applying the standard as an adjustment to opening retained earnings at the date of initial application; however, we did not have any material adjustments as of the date of the adoption. The comparative periods have not been restated.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard will be effective for our interim and annual periods beginning January 1, 2019, and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We are currently evaluating the timing of adoption and the potential impact of this standard on our financial position, but we do not expect it to have a material impact on our results of operations.

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

w) Subsequent events

The Company has evaluated all subsequent events from June 30, 2018, through the date of filing this report, and determined there are no additional items to disclose other than those listed in Note 9.

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

Proforma unaudited condensed selected financial data for the three and six months ended June 30, 2017, as though this acquisition had taken place at January 1, 2017, are as follows:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017

Revenues	$2,717,496	$5,694,444

Net Loss (excludes unrealized gains / losses)	$(1,425,275)	$(3,012,499)

Loss per share	$(0.02)	$(0.05)

Note 4. Related Party Transactions

During April 2015, the Company made an advance to Tanager Energy Inc., in conjunction with a joint investment in the second oil well of the Joffre Project. As of June 30, 2018, the balance owed by Tanager to the Company is $153,877. The Company has determined to reserve 100% of the balance and has reduced the amount shown as Other receivable – related party to $0 on the consolidated balance sheet.

During the six months ended June 30, 2018, the Company’s CEO and Director, James Doris, incurred expenses on behalf of, and made advances to the Company in the amount of $608,191 in order to provide the Company with funds to carry on its operations, and the Company made repayments of $938,771. These advances do not bear interest, are unsecured and have no specific terms of repayment. As of June 30, 2018, the amount due to Mr. Doris for advances and expenses paid on behalf of the Company is $0. The Company has not imputed interest as the amount is deemed immaterial. Additionally, Mr. Doris made several loans to the Company totaling $862,390, of which $353,383 was paid back during the quarter ended June 30, 2018. These loans all accrue interest at 12%, and are payable on demand. As of June 30, 2018, the total amount due to Mr. Doris for these loans is $509,007. Accrued interest of $74,056 is included in accrued expenses and other current liabilities at June 30, 2018.

Note 5. Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification and geographical cost center for the six months ended June 30, 2018:

	December 31, 2017	Adjustments	Impairments	June 30, 2018

Proved developed producing oil and gas properties
Canada cost center	$23,279	$-	$-	$23,279
United States cost center	12,513,088	(413,332)	-	12,099,756
Accumulated depreciation, depletion and amortization	(235,226)	(309,995)	-	(545,221)
Proved developed producing oil and gas properties, net	$12,301,141	$(723,327)	$-	$11577,814

Undeveloped and non-producing oil and gas properties
Canada cost center	$382,935	$-	$-	$382,935
United States cost center	26,851,244	1,752,694	-	28,603,938
Accumulated depreciation, depletion and amortization	(374,545)	(610,476)	-	(985,021)
Undeveloped and non-producing oil and gas properties, net	$26,859,634	$1,142,218	$-	$28,001,852

Total Oil and Gas Properties, Net	$39,160,775	$418,891	$-	$39,579,666

The following table summarizes the Company’s oil and gas activities by classification for the year ended December 31, 2017:

	December 31,			December 31,
	2016	Adjustments	Impairments	2017
Proved developed producing oil and gas properties
Canada cost center	$34,733	$(11,454)	$-	$23,279
United States cost center	1,787,840	10,725,248	-	12,513,088
Accumulated depreciation, depletion and amortization	(57,200)	(178,026)	-	(235,226)
Proved developed producing oil and gas properties, net	$1,765,373	$10,535,768	$-	$12,301,141

Undeveloped and non-producing oil and gas properties
Canada cost center	$371,481	$11,454	$-	$382,935
United States cost center	917,184	25,934,060	-	26,851,244
Accumulated depreciation, depletion and amortization	(51,176)	(323,369)	-	(374,545)
Undeveloped and non-producing oil and gas properties, net	$1,237,489	$25,622,145	$-	$26,859,634

Total Oil and Gas Properties, Net	$3,002,862	$36,157,913	$-	$39,160,775

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

The acquisition purchase price was $2,200,000. The Company paid $200,000 at closing on December 29, 2017. Between the closing date and January 18, 2018, Mid-Con Development assigned 7.5% of the purchased assets to Global Equity Funding, LLC (“Global Equity”), and 5% of the purchased assets to Coal Creek Energy, LLC (“Coal Creak”), leaving Mid-Con Development with an 87.5% interest in the purchased oil and gas leases. The portion of the Acquisition price attributable to Mid-Con Development, Global Equity and Coal Creek was $1,925,000, $165,000 and $110,000, respectively, which was paid in full by the close of business on January 18, 2018.

On January 12, 2018, the Company, through Mid-Con Drilling, closed on an acquisition of a 100% working interest in seven new oil and gas leases in Woodson and Allen Counties in Kansas. The purchase includes an undivided interest in all oil and gas wells, equipment, fixtures and other personal property located upon the leased properties. To facilitate this transaction, the Company, through Mid-Con Drilling, executed a Promissory Note, dated January 12, 2018, in favor of Cornerstone Bank in the amount of $366,000. The acquisition price for this acquisition was $480,000.

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

(b) Common Stock

On June 11, 2018, the Company filed a Schedule 14C Information Statement with the SEC regarding a prospective amendment to our Articles of Incorporation to increase the number of authorized shares of our common stock from one hundred million (100,000,000) shares to five hundred million (500,000,000) shares of common stock, par value $0.001 per share. Such amendment has not yet been filed but will be filed during the three months ended September 30, 2018.

During January 2018, the Company issued 250,000 common shares for services pursuant to a one-year consulting agreement.

During February and March 2018, the Company issued 668,500 common shares for services.

During the quarter ended March 31, 2018, pursuant to a private placement for debt and equity, the Company issued 4,110,000 common shares.

During April 2018, the Company issued 60,312 common shares in a cashless exercise of 402,084 warrants to purchase the common stock of the Company.

During the quarter ended June 30, 2018, the Company issued 2,363,248 common shares for services.

During the quarter ended June 30, 2018, pursuant to a private placement for debt and equity, the Company issued 3,664,856 common shares.

Note 7. Long Term Debt

Long term debt consisted of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017

As of December 31, 2016, the Company issued a total of $630,000 of 10% Secured promissory notes with a term expiring April 3, 2017 (the “Maturity Date”), and an original issue discount of thirty-seven and one-half percent (37.5%). The discount was modified to fifty percent (50%) retroactively with an extension of the maturity to June 2017. During the quarter ended March 31, 2017, the Company issued an additional $917,833 of 10% Secured promissory notes with terms expiring in June, August and September of 2017, and an original issue discount of fifty percent (50%). Interest is payable on the outstanding principal of these notes at 10% per annum on the various maturity dates. The balance shown is net of unamortized discount of $0 and $0 at June 30, 2018 and December 31, 2017 respectively.

	-	75,000

On October 4, 2016, the Company closed on a revolver loan with Crossfirst Bank in the amount of $1,800,000, payable at $15,000 per month, interest at 10%, with all unpaid principal and accrued interest payable on September 30, 2018. The balance shown is net of unamortized discount of $6,932 and $10,341 at December 31, 2017 and 2016 respectively.	-	1,594,659

During July and August of 2017, the Company borrowed $1,475,000 from private lenders pursuant to a 10% Secured Convertible Promissory Note with a twelve-month maturity. The balance shown is net of unamortized discount of $17,009 and $271,403 at June 30, 2018 and December 31, 2017 respectively.	1,457,991	1,203,597

During August through December of 2017, the Company borrowed $2,989,000, and from January through June 2018, the Company borrowed $3,230,000, all from private lenders pursuant to a 10% Secured Promissory Note with all principal and accrued interest payable on the maturity date of October 31, 2018. During the quarter ended June 30, 2018, $1,050,000 of these notes were paid in full and $2,085,000 of these notes have been exchanged for new partially convertible promissory notes. The promissory notes are secured by the membership interests of Mid-Con Drilling, LLC. The balance shown is net of unamortized discount of $838,714 and $867,399 at June 30, 2018 and December 31, 2017 respectively.

	2,245,286	2,121,601

On September 8, 2017, the Company closed on a Promissory Note with Cornerstone Bank in the amount of $256,983, payable interest only for the first twelve months commencing October 8, 2017, variable interest rate, currently at 5.5%, followed by 83 monthly payments of $3,765, interest at 6%, final payment due on September 8, 2025. The balance shown is net of unamortized discount of $3,113 and $0 at June 30, 2018 and December 31, 2017 respectively.	-	253,870

On September 29, 2017, the Company closed on a Promissory Note with Cornerstone Bank in the amount of $290,000, payable interest only for the first twelve months commencing October 29, 2017, variable interest rate, currently at 5.5%, followed by 83 monthly payments of $3,765, interest at 6%, final payment due on September 29, 2025. The balance shown is net of unamortized discount of $3,800 and $3,925 at June 30, 2018 and December 31, 2017 respectively.	-	286,075

On October 3, 2017, the Company closed on a Promissory Note with Cornerstone Bank in the amount of $204,000, payable interest only for the first twelve months commencing November 3, 2017, variable interest rate, currently at 5.5%, followed by 83 monthly payments of $3,765, interest at 6%, final payment due on October 3, 2025. The balance shown is net of unamortized discount of $3,341 and $3,451 at June 30, 2018 and December 31, 2017 respectively.	-	200,549

On December 22, 2017, the Company borrowed $8,510,638, through 405 Petrodome, LLC, as agent for Lenders, with an OID of 6%., bearing interest initially at 9.875% through June 2018, then 11.375% through December 2018, then 12.875% through June 2019, then 14.375% through December 2019. Interest only through June 2018, at which time Principal will be payable at $75,000 monthly for six months and then $125,000 monthly to the maturity date of December 22, 2019. The balance shown is net of unamortized discounts of $823,633 and $941,108 at June 30, 2018 and December 31, 2017 respectively.	-	7,569,530

During June of 2018, the Company borrowed $379,712 from private lenders, and issued an additional $2,250,000 in exchange for amounts owed to the Company, pursuant to a 10% Secured Promissory Note with 50% of the principal convertible into the Company’s common stock at $0.20 per share, all principal and accrued interest payable on the maturity date of August 31, 2019. The balance shown is net of unamortized discount of $713,208 and $0 respectively.	1.916.504	-

On June 13, 2018, the Company borrowed $12,400,000 pursuant to a revolving line of credit facility with a maximum principal amount of $30,000,000 from Crossfirst Bank, bearing interest 1.5% above a base rate equal to the prime rate of interest published by the Wall Street Journal, interest only for June and July of 2018, at which time Principal will be payable at $100,000 monthly through the maturity date of June 30, 2020, at which time all remaining unpaid principal and accrued interest shall be due. The balance shown is net of unamortized discount of $138,211 and $0 at June 30, 2018 and December 31, 2017 respectively.

	12,261,789	-

	17,881,570	13,304,881
Less current portion	(4,732,565)	(3,562,051)
	$13,149,005	$9,742,830

Note 8. Commitments and contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s consolidated financial position or results of operations.

On April 16, 2018, the Company entered into an employment agreement, restricted stock agreement, and warrant with Timothy Swift, appointing Mr. Swift as Executive Vice President and Chief Operating Officer of the Company. Pursuant to Mr. Swift’s employment agreement with the Company, Mr. Swift is to receive an annual base salary of $275,000 and is eligible to receive, at the discretion of the Company’s Board of Directors, an annual bonus of up to 110% of his base salary and incentive equity compensation equal to approximately 130% of his base salary. Pursuant to the restricted stock agreement, Mr. Swift is to receive 1,000,000 shares of the Company’s common stock, with 50% of the shares vesting immediately and the remaining shares vesting on October 1, 2018, unless Mr. Swift has resigned from employment or has been terminated for cause on or prior to that time. Pursuant to the warrant, Mr. Swift received the right to purchase 3,500,000 shares of the Company’s common stock at $0.30 per share exercisable through April 1, 2023, with (i) 1,000,000 of the warrant shares vesting immediately; (ii) 2,000,000 of the warrant shares vesting on July 1, 2018, or another date as agreed in writing by both parties so long as the Company has closed a financing transaction consolidating the Company’s debt, has raised an additional $5,000,000 in financing at such time, and Mr. Swift has not resigned from employment or been terminated for cause at that time; and (iii) 500,000 of the warrant shares vesting on December 31, 2018, so long as Mr. Swift has not resigned from employment or been terminated for cause at that time.

Note 9. Subsequent Events

The Company has evaluated subsequent events from June 30, 2018, through the date of filing this Form 10-Q, and determined there are no additional items to disclose other than the following:

During July 2018, the Company issued 382,823 common shares for services.

During July 2018, and through the date of this filing, the Company, through a private placement raised new funds in the amount of $1,297,000, and issued new notes pursuant to the terms of the private placement relative to the exchange of previous promissory notes in the amount of $3,852,000, requiring the issuance of 3,861,750 warrants to purchase common stock of the Company.

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

RESULTS OF CONTINUING OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the three and six months ended June 30, 2018 and 2017, should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2017, filed with the SEC on April 25, 2018.

Liquidity and Capital Resources

As of June 30, 2018, and December 31, 2017, the Company had 5,806,479 and $5,75,259 in cash holdings, respectively.

Three months ended June 30, 2018, compared to the three months ended June 30, 2017

Revenue

The Company had gross revenues of $2,318,622 for the three months ended June 30, 2018, as compared to $160,430 for the three months ended June 30, 2017, resulting from its oil and gas interests in Canada, Kansas, Texas, Louisiana and Mississippi.

Expenses

The Company’s operating expenses increased by $2,546,642 to $3,715,319 for the three-month period ended June 30, 2018, from $1,168,677 in the corresponding period in 2017. The increase is mainly attributable to increased lease operating costs commensurate with the new oil and gas wells purchased in 2017 and the first quarter of 2018. Additionally, there were increases in general and administrative associated with the office operations of Petrodome, and increases in accretion expense and depreciation, depletion and amortization expense.

Other income (expense)

The Company had other income (expense) of $(3,164,009) for the three months ended June 30, 2018, as compared to $(314,466) for the three months ended June 30, 2017. This significant difference is primarily a result of increased interest expense due to increased debt associated with acquisitions, and loss on commodity derivatives

Net Income (Loss)

The Company incurred a net (loss) of $(3,955,216) during the three-month period ended June 30, 2018, compared with a net loss of $(1,322,713) for the three-month period ended June 30, 2017. The increase in net loss was mainly due to the items referred to in the analysis of operating expenses and other income (expense).

Six months ended June 30, 2018, compared to the six months ended June 30, 2017

Revenue

The Company had gross revenues of $4,480,569 for the six months ended June 30, 2018, as compared to $367,293 for the six months ended June 30, 2017, resulting from its oil and gas interests in Canada, Kansas, Texas, Louisiana and Mississippi.

Expenses

The Company’s operating expenses increased by $4,328,657 to $6,335,716 for the six-month period ended June 30, 2018, from $2,007,059 in the corresponding period in 2017. The increase is mainly attributable to increased lease operating costs commensurate with the new oil and gas wells purchased in 2017 and the first quarter of 2018. Additionally, there were increases in general and administrative associated with the office operations of Petrodome, and increases in accretion expense and depreciation, depletion and amortization expense.

Other income (expense)

The Company had other income (expense) of $(4,530,231) for the six months ended June 30, 2018, as compared to $(242,348) for the six months ended June 30, 2017. This significant difference is primarily a result of increased interest expense due to increased debt associated with acquisitions, and loss on commodity derivatives

Net Income (Loss)

The Company incurred a net (loss) of $(5,508,099) during the six-month period ended June 30, 2018, compared with a net loss of $(1,882,114) for the six-month period ended June 30, 2017. The increase in net loss was mainly due to the items referred to in the analysis of operating expenses and other income (expense).

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Management and directors will continue to monitor and evaluate the effectiveness of the Company's internal controls and procedures and the Company's internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. There were no changes in Internal Control Over Financial Reporting during the quarter ended June 30, 2018.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of June 30, 2018, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of operations.

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

During the quarter ended March 31, 2018, pursuant to a private placement for debt and equity, the Company issued 4,110,000 common shares to third party investors.

During April 2018, the Company issued 60,312 common shares in a cashless exercise of 402,084 warrants to purchase the common stock of the Company.

During the quarter ended June 30, 2018, the Company issued 2,363,248 common shares for services.

During the quarter ended June 30, 2018, pursuant to a private placement for debt and equity, the Company issued 3,664,856 common shares.

During July 2018, the Company issued 382,823 common shares for services.

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

10.7	Employment Agreement with Timothy Swift dated as of March 19, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 21, 2018)

10.8	Restricted Stock Agreement with Timothy Swift dated as of April 1, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 21, 2018)

21.1	Subsidiaries of Viking Energy Group, Inc. (incorporated by reference to our Current Report on Form 10-K/A filed on April 25, 2018)

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

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

VIKING ENERGY GROUP, INC. (Registrant)

/s/ James Doris	Date: August 14, 2018
Principal Executive Officer

/s/ Frank W. Barker, Jr.	Date: August 14, 2018
Principal Financial and Accounting Officer

