Form 10-Q
period 2018-09-30
VIKING ENERGY GROUP, INC.
filed 2018-11-14
CIK 1102432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One).

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 5, 2018, the registrant had 89,479,145 shares of common stock outstanding.

VIKING ENERGY GROUP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIKING ENERGY GROUP, INC. Consolidated Balance Sheets (Amounts expressed in US dollars)

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash	$4,312,868	$536,156
Restricted cash	3,500,000	5,199,103
Accounts receivable – oil and gas	761,472	573,296
Other receivable	232,545	548,714
Prepaid expenses	333,194	-
Total current assets	9,140,079	6,857,269

Oil and gas properties, full cost method
Proved developed producing oil and gas properties, net	11,877,554	12,301,141
Undeveloped and non-producing oil and gas properties, net	28,334,328	26,859,634
Total oil and gas properties, net	40,211,882	39,160,775

Fixed assets, net	213,118	166,741
Other assets	110,194	9,396
TOTAL ASSETS	$49,675,273	$46,194,181

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,357,314	$2,555,869
Accrued expenses and other current liabilities	749,044	397,070
Undistributed revenues and royalties	1,252,367	1,175,200
Derivative liability	1,575,128	1,052,788
Amount due to directors	503,055	1,192,970
Current portion of long term debt – net of debt discount	9,785,432	3,562,051
Total current liabilities	15,222,340	9,935,948
Long term debt - net of current portion and debt discount	10,948,762	9,742,830
Deferred tax liability	-	910,827
Asset retirement obligation	2,795,334	3,096,263
TOTAL LIABILITIES	28,966,436	23,685,868

Commitments and contingencies (Note 8)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 28,092 shares issued and outstanding as of September 30, 2018 and December 31, 2017	28	28
Common stock, $0.001 par value, 500,000,000 shares authorized, 88,398,380 and 72,347,990 shares issued and outstanding as of September 30, 2018 and December 31, 2017 respectively.	88,398	72,348
Additional paid-in capital	24,847,640	19,029,892
Prepaid equity-based compensation	-	(11,827)
Retained earnings (accumulated deficit)	(4,227,229)	3,417,872
TOTAL STOCKHOLDERS’ EQUITY	20,708,837	22,508,313
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,675,273	$46,194,181

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. Consolidated Statements of Operations and Comprehensive Loss (Unaudited) (Amounts expressed in US dollars)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenue
Oil and gas sales	$1,895,932	$221,329	$6,376,501	$588,622

Operating expenses
Lease operating costs	913,331	172,893	2,957,073	437,477
General and administrative	1,364,779	180,400	3,391,240	666,323
Stock based compensation	680,156	153,155	1,898,255	1,304,175
Accretion - ARO	40,081	10,526	137,858	29,167
Depreciation, depletion and amortization	412,669	59,711	1,362,306	146,602
Total operating expenses	3,411,016	576,685	9,746,732	2,583,744

Loss from operations	(1,515,084)	(355,356)	(3,370,231)	(1,995,122)

Other income (expense)
Interest expense	(1,676,458)	(470,614)	(5,276,946)	(1,160,875)
Change in fair value of derivatives	(342,318)	40,370	(1,330,102)	495,468
Loss on sale of investments	-	-	-	(7,185)
Gain on disposal of assets	555,548	-	613,589	--
Total other income (expense)	(1,463,228)	(430,244)	(5,993,459)	(672,592)

Net loss before income taxes	(2,978,312)	(785,600)	(9,363,690)	(2,667,714)
Income tax benefit (expense)	33,548		910,827	-

Net loss	$(2,944,764)	$(785,600)	$(8,452,863)	$(2,667,714)

Other comprehensive income
Unrealized gain (loss) on securities available-for-sale	-	-	-	1,446

Net Comprehensive income (loss)	$(2,944,764)	$(785,600)	$(8,452,863)	$(2,666,268)
Earnings (loss) per common share
Basic	$(0.03)	$(0.01)	$(0.11)	$(0.04)
Weighted average number of common shares outstanding
Basic	84,561,061	64,051,015	79,979,011	60,723,535

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. Consolidated Statements of Cash Flows (Unaudited) (Amounts expressed in US dollars)

	Nine Months Ended
	September 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(8,452,863)	$(2,667,714)
Adjustments to reconcile net loss to cash used in operating activities:
Derivative (gain) loss	1,330,102	(495,468)
Amortization of prepaid expenses	-	180,983
Stock based compensation	1,898,255	1,304,175
Loss on sale of investments	-	7,185
Depreciation, depletion and amortization	1,362,306	146,602
Gain on disposal of assets	(613,589)	-
Accretion – Asset retirement obligation	137,858	29,167
Amortization of debt discount	4,059,563	817,431
Changes in operating assets and liabilities
Accounts receivable	(154,772)	2,919
Prepaid expenses and other assets	(368,542)	-
Other receivable	548,714	-
Accounts payable	(1,198,555)	(5,480)
Accrued expenses and other current liabilities	349,156	90,975
Deferred tax liability	(910,827)	-
Undistributed revenues and royalties	77,167	-
Amounts due to directors	39,993	121,755
Net cash used in operating activities	(1,896,034)	(467,470)

Cash flows from investing activities:
Investment in and acquisition of oil and gas properties	(3,600,528)	(360,000)
Acquisition of fixed assets	(130,000)	-
Proceeds from sale of fixed assets	45,000	-
Proceeds from sale of oil and gas interests	1,332,995	-
Proceeds from sale of investments	-	101,191
Net cash used in investing activities	(2,352,533)	(258,809)

Cash flows from financing activities:
Proceeds from amount due to directors	583,000	5,350
Repayment of amount due to directors	(1,312,908)	(348,438)
Proceeds from sale of common stock	-	331,667
Proceeds from long term debt	16,047,458	3,288,650
Debt issuance costs	(791,385)	(216,000)
Repayment of long-term debt	(8,199,989)	(1,785,333)
Net cash provided by financing activities	6,326,176	1,275,896

Net increase (decrease) in cash	2,077,609	549,617
Cash, beginning of period	5,735,259	18,605

VIKING ENERGY GROUP, INC. Consolidated Statements of Cash Flows (Unaudited) (Amounts expressed in US dollars)

	Nine Months Ended
	September 30,
	2018	2017

Cash, end of period	$7,812,868	$568,222
Supplemental Cash Flow Information: Cash paid for:
Interest	$1,059,616	$209,307
Income taxes	$-	$-

Supplemental disclosure of Non-Cash Investing and Financing Activities:
Recognition of asset retirement obligation	$231,053	$-
Issuance of shares as discount on debt	$2,231,331	$-
Issuance of warrants as discount on debt	$1,716,039	$-
Accrual of debt issuance costs	$1,187,428	$-
Prepayment of contract through amounts due directors	$-	$100,000
Debt refinanced through new credit facility	$7,633,389	$-
Private placement debt exchanged for new private placement debt	$5,314,000	$-
Purchase of working interest through new debt	$165,000	$-
Long term debt paid through amounts due directors	$-	$104,904
Issuance of shares for contract services	$55,000	$700,920
Cashless exercise of warrants	$447	$-
Sale of shares through satisfaction of unrelated notes payable	$-	$127,215
Accrued expenses exchanged for long term debt	$177,771	$9,500
Increase in oil and gas properties due to asset retirement obligation	$-	$205,048
Issuances of shares and warrants as discount on debt	$-	$684411

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) (Amounts expressed in US dollars)

For the nine months ended September 30, 2018

							Accumulated	Retained
					Additional	Prepaid	Other	Earnings	Total
	Common Stock		Preferred Stock		Paid-in	Equity-Based	Comprehensive	(Accumulated	Stockholders’
	Number	Amount	Number	Amount	Capital	Compensation	Loss	Deficit)	Equity

Balances at December 31, 2017	72,347,990	$72,348	28,092	$28	$19,029,892	$(11,827)	$-	$3,417,872	$22,508,313

Accounting principle change relative to certain derivative liabilities - Note 2.								807,762	807,762
Shares issued as debt discount	10,323,356	10,323			2,221,008				2,231,331
Shares issued as prepaid equity-based compensation	250,000	250			54,750	(55,000)			-
Amortization of prepaid equity-based compensation						66,827			66,827
Shares issued for services	5,029,443	5,030			1,172,979				1,178,009
Warrants issued for services					653,419				653,419
Shares issued in cashless exercise of warrants	447,591	447			(447)				-
Warrants issued as debt discount					1,716,039				1,716,039
Net loss for the nine months ended September 30,2018								(8,452,863)	(8,452,863)

Balances at September 30, 2018	88,398,380	$88,398	28,092	$28	$24,847,640	$-	$-	$(4,227,229)	$20,708,837

For the nine months ended September 30, 2017

							Accumulated	Retained
					Additional	Prepaid	Other	Earnings	Total
	Common Stock		Preferred Stock		Paid-in	Equity-Based	Comprehensive	(Accumulated	Stockholders'
	Number	Amount	Number	Amount	Capital	Compensation	Loss	Deficit)	Equity

Balances at December 31, 2016	53,093,192	$53,093	28,092	$28	$11,526,847	$(35,068)	$(1,446)	$(14,409,628)	$(2,866,174)
									-
Shares issued for consulting services	2,892,889	2,894			478,739				481,633
Shares issued as prepaid equity-based compensation	4,135,000	4,135			833,411	(837,546)			-
Sale of stock	3,059,442	3,059			455,858				458,917
Derivative liability adjustments - satisfaction of convertible debt					35,232				35,232
Amortization of prepaid equity-based compensation						822,542			822,542
Unrealized gain (loss)on securities held for sale							1,446		1,446
Shares and warrants issued as discount on new debt	3,040,000	3,040			681,371				684,411
Net income for the year ended December 31, 2017								(2,667,714)	(2,667,714)

Balances at September 30, 2017	66,220,523	$66,221	28,092	$28	$14,011,458	$(50,072)	$-	$(17,077,342)	$(3,049,707)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Amounts expressed in US dollars)

Note 1 Nature of Business and Going Concern

Viking Energy Group, Inc. (“Viking” or the “Company”) is incorporated under the laws of the State of Nevada. In March 2017, the Company changed its name from Viking Investments Group, Inc. to Viking Energy Group, Inc.

The Company’s business plan is to engage in the acquisition, exploration, development and production of oil and natural gas properties, both individually and through collaborative partnerships with other companies in this field of endeavor. Since 2014 the Company has had the following related activities:

•	In November 2014, the Company entered into its first contract relative to oil and gas activities involving jointly controlled assets and related liabilities by purchasing an undivided 50% interest in the Joffre project located in Alberta, Canada. Effective September 30, 2018, the Company negotiated a sale and settlement of this Canadian joint venture interest and a resolution of all intercompany balances associated with it, for proceeds to the Company of $232,545. An asset retirement obligation of $466,031 offset by the net asset retirement cost of $293,296 associated with this investment generated a gain from disposal of these assets of $405,280.

•	In February 2016, the Company closed on the acquisition of working interests in four leases with access to the mineral rights (oil and gas) concerning approximately 281 acres of property in Miami and Franklin Counties in eastern Kansas.

•	In October 2016, the Company, through its subsidiary Mid-Con Petroleum, LLC (“Mid-Con Petroleum”), completed an acquisition whereby the Company (i) increased its working interest in three existing oil and gas leases in Miami and Franklin Counties in Eastern Kansas, and (ii) acquired a working interest in four new oil and gas leases in the same region, comprising approximately 660 acres of property.

•	On September 11, 2017, the Company through its subsidiary Mid-Con Drilling, LLC (“Mid-Con Drilling”), completed an acquisition of a 90% working interest in four new oil and gas leases in Anderson County in Eastern Kansas, comprising approximately 980 acres of property.

•	On October 2, 2017, the Company, through Mid-Con Drilling, closed on an acquisition, effective October 1, 2017, of a 100% working interest in six new oil and gas leases in Miami and Franklin Counties in Eastern Kansas.

•	On October 4, 2017, the Company, through Mid-Con Drilling, closed on an acquisition of an 80% working interest in six new oil and gas leases in Riley, Geary and Wabaunsee Counties in Kansas.

•	On December 22, 2017, the Company completed an acquisition of 100% of the membership interests of Petrodome Energy, LLC, a privately-owned company, with working interests in multiple oil and gas fields across Texas, Louisiana and Mississippi, comprising approximately 11,700 acres.

•	On December 29, 2017, the Company through its subsidiary Mid-Con Development, LLC (“Mid-Con Development”), completed an acquisition of working interests in approximately 41 oil leases in Ellis and Rooks Counties in Kansas, comprising several thousand acres.

•	On January 12, 2018, the Company, through Mid-Con Drilling, completed an acquisition of a 100% working interest in seven new oil and gas leases in Woodson and Allen Counties in Eastern Kansas.

•	Effective February 1, 2018, the Company, through Mid-Con Drilling, closed on the acquisition of a working interest in a lease with access to the mineral rights (oil and gas) concerning approximately 80 acres of property in Douglas County in eastern Kansas.

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net comprehensive loss of $8,452,863 and $2,666,268 for the nine months ended September 30, 2018 and 2017, respectively. The Company has generated losses from operations and has a significant working capital deficit. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

Note 2   Summary of Significant Accounting Policies

a) Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the interim reporting rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in Viking’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments (unless otherwise indicated), necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

b) Basis of Consolidation

The financial statements presented herein reflect the consolidated financial results of the Company and its wholly owned subsidiaries, Viking Oil & Gas (Canada) ULC, a Canadian corporation formed to provide a base of operations for properties in Canada; Mid-Con Petroleum, LLC, Mid-Con Drilling, LLC, and Mid-Con Development, LLC which were all formed to provide a base of operations for properties in the Central United States, and Petrodome Energy, LLC based in Houston, Texas which provides a base of operations to facilitate property acquisitions in Texas, Louisiana and Mississippi. All significant intercompany transactions and balances have been eliminated.

c) Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. Significant areas requiring the use of management estimates relate to impairment of long-lived assets, stock-based compensation, asset retirement obligations, and the determination of expected tax rates for future income tax recoveries.

The estimates of proved, probable and possible oil and gas reserves are used as significant inputs in determining the depletion of oil and gas properties and the impairment of proved and unproved oil and gas properties. There are numerous uncertainties inherent in the estimation of quantities of proved, probable and possible reserves and in the projection of future rates of production and the timing of development expenditures. Similarly, evaluations for impairment of proved and unproved oil and gas properties are subject to numerous uncertainties including, among others, estimates of future recoverable reserves and commodity price outlooks. Actual results could differ significantly from the estimates and assumptions utilized.

d) Financial Instruments

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

•	Level 3: inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Liabilities measured at fair value as of September 30, 2018 are classified below based on the three-level fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial Assets
Long term investment	$-	$-	$-	$-
Commodity Derivative	-	-	-	-
	$-	$-	$-	$-

Financial liabilities
Derivative liabilities	$-	$-	$-	$-
Commodity Derivative		1,575,128	-	(1,330,102)
	$-	$1,575,128	$-	$(1,330,102)

Assets and liabilities measured at fair value as of December 31, 2017, are classified below based on the three-level fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial Assets
Long term investment	$-	$-	$-	$1,446
	$-	$-	$-	$1,446

Financial liabilities
Derivative liabilities	$-	$-	$807,762	$232,840
Commodity Derivative	-	245,026	-	(183,965)
	$	$245,026	$807,762	$48,875

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

The Company had commodity financial derivatives in place at September 30, 2018. The Company does not designate its commodities derivative instruments as hedges and therefore does not apply hedge accounting. Changes in fair value of derivative instruments subsequent to the initial measurement are recorded as change in fair value on derivative liability, in other income (expense). The estimated fair value amounts of the Company’s commodity derivative instruments have been determined at discrete points in time based on relevant market information which resulted in the Company classifying such derivatives as Level 2. Although the Company’s commodity derivative instruments are valued using public indices, the instruments themselves are traded with unrelated counterparties and are not openly traded on an exchange.

The Company uses the Black-Scholes model to value its derivative liabilities. This model considers inputs such as contract terms, including maturity and market parameters, including assumptions associated with interest rates, volatility and credit worthiness. The derivative assets and liabilities of the Company were $1,575,128 as of September 30, 2018 and $1,052,788 as of December 31, 2017. The change in the fair value of the derivative liabilities for the nine months ended September 30, 2018, consisted of an increase of $1,330,102 associated with commodity derivatives. The decrease in the derivative liabilities associated with warrants and the conversion features of convertible debt in the amount of $807,762 are the result of the Company adopting ASU 2017-11, Derivatives and Hedging (Topic 815) I. Accounting for Certain Instruments with Down Round Features, on January 1, 2018. The effect was a reduction in the derivative liability and a corresponding increase in retained earnings in the amount of $807,762 on that date.

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

e) Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investment securities that have original maturities of three months or less. At September 30, 2018 and December 31, 2017, the Company has cash deposits in excess of FDIC insured limits in the amounts of $4,611,601 and $5,372,818, respectively.

Restricted cash in the amount of $3,500,000 as of September 30, 2018 represents cash held in escrow as a deposit on a pending acquisition of oil and gas properties. Restricted cash in the amount of $5,199,103 as of December 31, 2017 represents cash held in escrow related to the Petrodome acquisition, and was restricted for drilling and exploration at the time.

f) Accounts Receivable

Accounts receivable consist of oil and gas receivables. The Company has classified these as short-term assets in the balance sheet because the Company expects payment or recovery within the next 12 months. The Company evaluates these accounts receivable for collectability and, when necessary, records allowances for expected unrecoverable amounts. The Company deems all receivables to be collectable at September 30, 2018.

g) Prepaid Equity-Based Compensation

Prepaid equity-based expenses represent amounts paid in advance through the issuance of restricted shares of stock, for future contractual benefits to be received. These expenses paid in advance are recorded as prepaid equity-based compensation as a component of “Stockholders’ Equity” and then amortized to the statements of operations and comprehensive loss over the life of the contract using the straight-line method. At September 30, 2018 and December 31, 2017, the balances of the prepaid equity-based compensation were comprised of the following:

	September 30, 2018	December 31, 2017

In February 2017, a one-year consulting agreement for services related to investor relations, market exposure and content development for a total amount of $44,160.	$-	$6,412

In April 2017, a one-year consulting agreement comprised of four quarterly incremental installments for services related to analysis of potential oil and gas acquisitions, for an initial quarterly amount of $40,250, a second installment of $28,000 in July 2017, and a third installment of $55,000 in January 2018.	-	5,415
	$-	$11,827

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

Depreciation, depletion and amortization expense utilizing the unit-of-production method for the Company’s oil and gas properties for the three and nine months ended September 30, 2018 and 2017, were as follows:

Oil and Gas Properties by Geographical Cost Center
	Three months ended September 30,		Nine months ended, September 30,
Cost Center	2018	2017	2018	2017

Canada	$-	$21,073	$21,387	$38,301
United States	412,669	38,638	1,340,919	108,301

	$412,669	$59,711	$1,362,306	$146,602

i) Limitation on Capitalized Costs

Under the full-cost method of accounting, the Company is required, at the end of each reporting date, to perform a test to determine the limit on the book value of oil and natural gas properties (the “Ceiling” test). If the capitalized costs of its oil and natural gas properties, net of accumulated amortization and related deferred income taxes, exceed the Ceiling, this excess or impairment is charged to expense. The expense may not be reversed in future periods, even though higher oil and natural gas prices may subsequently increase the Ceiling. The Ceiling is defined as the sum of:

(a) the present value, discounted at 10 percent, and assuming continuation of existing economic conditions, of 1) estimated future gross revenues from proved reserves, which is computed using oil and natural gas prices determined as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month hedging arrangements, less 2) estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves; plus

(b) the cost of properties not being amortized; plus

(c) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; net of

(d) the related tax effects related to the difference between the book and tax basis of oil and natural gas properties.

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

k) Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and, adjusted by any effects of warrants and options outstanding, if dilutive, that may add to the number of common shares during the period. At September 30, 2018 and 2017, there were approximately 40,807,159 and 10,145,834 common stock equivalents respectively, that were anti-dilutive.

l) Revenue Recognition

On January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (ASC 606),” using the modified retrospective method. Adoption of the new revenue standard had no impact on the Company’s consolidated balance sheet, results of operations, equity or cash flows as of the adoption date.

Sales of crude oil, natural gas, and natural gas liquids (NGLs) are included in revenue when production is sold to a customer in fulfillment of performance obligations under the terms of agreed contracts. Performance obligations primarily comprise delivery of oil, gas, or NGLs at a delivery point, as negotiated within each contract. Each barrel of oil, million BTU (MMBtu) of natural gas, or other unit of measure is separately identifiable and represents a distinct performance obligation to which the transaction price is allocated. Performance obligations are satisfied at a point in time once control of the product has been transferred to the customer. The Company considers a variety of facts and circumstances in assessing the point of control transfer, including but not limited to: whether the purchaser can direct the use of the hydrocarbons, the transfer of significant risks and rewards, the Company’s right to payment, and transfer of legal title. In each case, the time between delivery and when payments are due is not significant.

The following table disaggregates the Company’s revenue by source for the three and nine-month periods ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Oil	$1,872,636	212,273	$6,145,546	$570,522
Natural gas and Natural gas liquids	23,296	9,056	230,955	18,100

	$1,895,932	$221,329	$6,376,501	$588,622

m) Other Comprehensive Income

ASC Topic 220, “Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income and its components in the consolidated financial statements. For the nine months ended September 30, 2018 and 2017, comprehensive income (loss) was $0 and $1,446 respectively and consisted primarily of unrealized gains and (losses) on available for sale securities.

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

In assessing the realizability of its deferred tax assets and liabilities, management evaluated whether it is more likely than not that some portion or all of its deferred tax assets and liabilities will be realized. As of December 31, 2017, based on all the available evidence, management determined that it was more likely than not that a deferred tax liability would be fully realized. Accordingly, the Company recorded a deferred tax liability of $910,827. During the nine months ended September 30, 2018, the Company incurred a net loss, which created a decrease in its deferred tax liability with a corresponding income tax benefit in the amount of $910,827.

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

The fair value of stock options and warrants is determined at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate, and dividend yield. The expected term represents the period of time that stock-based compensation awards granted are expected to be outstanding and is estimated based on considerations including the vesting period, contractual term and anticipated employee exercise patterns. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free rate is based on the U.S. Treasury yield curve in relation to the contractual life of stock-based compensation instrument. The dividend yield assumption is based on historical patterns and future expectations for the Company dividends.

During the nine months ended September 30, 2018, the Company granted 14,512,159 warrants to purchase common stock, of which all but 2,500,000 vested immediately. The Company used the following Black-Scholes assumptions in arriving at the fair value of warrants recorded as stock-based compensation expense in the amount of $653,419 and warrants recorded as debt discount in the amount of $1,716,039.

Expected Life in Years	5.0
Risk-free Interest Rates	2.55% to 2.94%
Volatility	296% to 297%
Dividend Yield	0%

At September 30, 2018, there was approximately $499,500 of unrecognized compensation cost related to unvested warrants expected to be recognized in the future.

The following table represents stock warrant activity as of and for the nine months ended September 30, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding – December 31, 2017	27,440,626	0.27	8.2 years	-
Granted	14,512,159	0.27	4.8 years	-
Exercised	(1,145,626)	-	-	-
Forfeited/expired/cancelled	-		-	-

Warrants Outstanding – September 30, 2018	40,807,159	$0.27	6.7 years	$-
Outstanding Exercisable – December 31, 2017	27,440,626	$0.27	8.2 years	$-
Outstanding Exercisable – September 30, 2018	40,807,159	$0.27	6.7 years	$-

p) Impairment of Long-Lived Assets

In accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company is required to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset’s expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the nine months ended September 30, 2018 and 2017.

q) Foreign Currency Exchange

An entity’s functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. The functional currency of the parent company is the U.S. Dollar. The reporting currency of the Company is the U.S. Dollar. The Company previously had oil and gas operations in Alberta, Canada in which the Canadian Dollar (“CAD” or “CS” herein) was the primary economic environment.

For financial reporting purposes, the operational results of the Company’s oil and gas operations in Canada were prepared using the CAD, and translated into the Company’s reporting currency, the U.S. Dollar. Revenue and expenses applicable to the oil and gas operations in Alberta, Canada are translated using average rates prevailing during each reporting period. Gains or losses resulting from the settlement of foreign currency transactions are recorded as a separate component of accumulated other comprehensive loss in stockholders’ deficit when realized. There have been no settlement transactions that resulted in the recognition of a foreign currency exchange gain or loss during the nine months ended September 30, 2018 and 2017.

r) Derivative Liability

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

The Company has evaluated the terms and conditions of its convertible notes. The conversion feature did not meet the definition of “indexed to a company’s own stock” due to the down round protection feature. Therefore, the conversion feature requires bifurcation and liability classification. Additionally, the default put requires bifurcation because it is indexed to risks that are not associated with credit or interest risk. As a result, the compound embedded derivative comprises of (i) the embedded conversion feature and (i) the default put. Rather than bifurcating and recording the compound embedded derivative as a derivative liability, the Company elected to initially and subsequently measure the convertible note in its entirety at fair value, with changes in fair value recognized in earnings. On January 1, 2018, the Company adopted ASU 2017-11, Derivatives and Hedging (Topic 815), and increased beginning retained earnings in the amount of $807,762.

s) Accounting for Asset Retirement Obligations

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

The following table describes the changes in the Company’s asset retirement obligations for the nine months ended September 30, 2018, and the year ended December 31, 2017:

	Nine months ended September 30, 2018	Year ended December 31, 2017

Asset retirement obligation – beginning	$3,096,263	$833,017
Oil and gas purchases	231,053	2,205,171
Adjustments through disposals and settlements	(669,840)	-
Accretion expense	137,858	58,075

Asset retirement obligation – ending	$2,795,334	$3,096,263

t) Undistributed Revenues and Royalties

The Company records a liability for cash collected from oil and gas sales that have not been distributed. The amounts get distributed in accordance with the working interests of the respective owners.

u) Recent Accounting Pronouncements

As of September 30, 2018, and through the date of this filing, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements. The Company will monitor these emerging issues to assess any potential future impact on its financial statements.

ASU Update 2014-09, “Revenue from Contracts with Customers (Topic 606),” converged guidance on recognizing revenue in contracts with customers on an effective date after December 31, 2017. The ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers which supersedes current revenue recognition guidance, including most industry-specific guidance. The guidance provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. We adopted Topic 606 as of January 1, 2018, using the modified retrospective transition method. Under the modified retrospective method, the Company would recognize the cumulative effect of initially applying the standard as an adjustment to opening retained earnings at the date of initial application; however, we did not have any material adjustment as of the date of the adoption. The comparative periods have not been restated.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard will be effective for our interim and annual periods beginning January 1, 2019, and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We are currently evaluating the timing of adoption and the potential impact of this standard on our financial position, but we do not expect it to have a material impact on our financial position or results of operations.

In July 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part 1) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Non-public Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception” (“ASU 2017-11”). Part I relates to the accounting for certain financial instruments with down round features in Subtopic 815-40, which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced based on the pricing of future equity offerings. An entity still is required to determine whether instruments would be classified as equity in determining whether they qualify for that scope exception. If they do qualify, freestanding instruments with down round features are no longer classified as liabilities. ASU 2017-11 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted, including in an interim period. We adopted Topic 815 as of January 1, 2018. The effect was to no longer recognize certain freestanding instruments with down round features as a liability, through an increase in beginning retained earnings of $807,762.

v) Subsequent events

The Company has evaluated all subsequent events from September 30, 2018, through the date of filing this report, and determined there are no additional items to disclose other than those described in Note 10.

Note 3. Business Acquisition

Petrodome Energy, LLC

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

Proforma unaudited condensed selected financial data for the three and nine months ended September 30, 2017, as though this acquisition had taken place at January 1, 2017, are as follows:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017

Revenues	$1,568,115	$7,262,559

Net Loss (excludes unrealized gains / losses)	$(1,923,597)	$(4,936,096)

Loss per share	$(0.03)	$(0.08)

Note 4. Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification and geographical cost center for the nine months ended September 30, 2018:

	December 31,			September 30,
	2017	Adjustments	Impairments	2018
Proved developed producing oil and gas properties
Canada cost center	$23,279	$(23,279)	$-	$-
United States cost center	12,513,088	85,836	-	12,598,924
Accumulated depreciation, depletion and amortization	(235,226)	(486,144)	-	(721,370)
Proved developed producing oil and gas properties, net	$12,301,141	$(423,587)	$-	$11,877,554

Undeveloped and non-producing oil and gas properties
Canada cost center	$382,935	$(382,935)	$-	$-
United States cost center	26,851,244	2,577,750	-	29,428,994
Accumulated depreciation, depletion and amortization	(374,545)	(720,121)	-	(1,094,666)
Undeveloped and non-producing oil and gas properties, net	$26,859,634	$1,474,694	$-	$28,334,328

Total Oil and Gas Properties, Net	$39,160,775	$1,051,107	$-	$40,211,882

The following table summarizes the Company’s oil and gas activities by classification for the year ended December 31, 2017:

	December 31,			December 31,
	2016	Adjustments	Impairments	2017
Proved developed producing oil and gas properties
Canada cost center	$34,733	$(11,454)	$-	$23,279
United States cost center	1,787,840	10,725,248	-	12,513,088
Accumulated depreciation, depletion and amortization	(57,200)	(178,026)	-	(235,226)
Proved developed producing oil and gas properties, net	$1,765,373	$10,535,768	$-	$12,301,141

Undeveloped and non-producing oil and gas properties
Canada cost center	$371,481	$11,454	$-	$382,935
United States cost center	917,184	25,934,060	-	26,851,244
Accumulated depreciation, depletion and amortization	(51,176)	(323,369)	-	(374,545)
Undeveloped and non-producing oil and gas properties, net	$1,237,489	$25,622,145	$-	$26,859,634

Total Oil and Gas Properties, Net	$3,002,862	$36,157,913	$-	$39,160,775

On December 29, 2017, the Company, through Mid-Con Development, completed an acquisition of working interests in approximately 41 oil leases in Ellis and Rooks Counties in Kansas, comprising several thousand acres. The working interests in the leases range from 84% to 100%, with an average of approximately 96%, and the net revenue interests range from 72% to 85%, with an average of approximately 81%.

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

Note 5. Related Party Transactions

During April 2015, the Company made an advance to Tanager Energy Inc., in conjunction with a joint investment in the second oil well of the Joffre Project. As of September 30, 2018, the Company has terminated its joint venture interest and resolved all related balances associated with its relationship with Tanager Energy, Inc. for a payment to the Company of $232,545, which is shown as Other receivable on the consolidated balance sheet.

During the nine months ended September 30, 2018, the Company’s CEO and Director, James Doris, incurred expenses on behalf of, and made advances to the Company in the amount of $622,993 in order to provide the Company with funds to carry on its operations, and the Company made repayments of $953,573. These advances do not bear interest, are unsecured and have no specific terms of repayment. As of September 30, 2018, the amount due to Mr. Doris for advances and expenses paid on behalf of the Company is $0. Additionally, Mr. Doris made several loans to the Company totaling $862,390, of which $359,335 was paid back during the nine months ended September 30, 2018. These loans all accrue interest at 12%, and are payable on demand. As of September 30, 2018, the total amount due to Mr. Doris for these loans is $503,055. Accrued interest of $83,340 is included in accrued expenses and other current liabilities at September 30, 2018.

Note 6. Capital Stock and Additional Paid-in Capital

(a) Preferred Stock

The Company is authorized to issue 5,000,000 shares of Preferred Stock, par value $0.001 per share (the “Preferred Stock”), of which 50,000 have been designated as Series C Preferred Stock (the “Series C Preferred Stock”).

On December 4, 2017, the Company filed with the State of Nevada an amendment to the Certificate of Designation for the Company’s Series C Preferred Stock, pursuant to which each share of Series C Preferred Stock would entitle the holder thereof to 10,000 votes on all matters submitted to the vote of the stockholders of the Company.

Each share of Series C Preferred Stock is convertible, at the option of the holder, at any time after the date of issuance at the office of the Corporation or any transfer agent for such stock, into one share of fully paid and non-assessable common stock.

(b) Common Stock

On June 11, 2018, the Company filed a definitive Schedule 14C Information Statement with the SEC regarding a prospective amendment to our Articles of Incorporation to increase the number of authorized shares of our common stock from one hundred million (100,000,000) shares to five hundred million (500,000,000) shares of common stock, par value $0.001 per share. On November 5, 2018, the Company filed this amendment to its Articles of Incorporation with the Nevada Secretary of State increasing the number of shares of common stock the Company is authorized to issue to 500,000,000.

Note 7. Long Term Debt

Long term debt consisted of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017

As of December 31, 2016, the Company issued a total of $630,000 of 10% Secured promissory notes with a term expiring April 3, 2017 (the “Maturity Date”), and an original issue discount of thirty-seven and one-half percent (37.5%). The discount was modified to fifty percent (50%) retroactively with an extension of the maturity to June 2017. During the quarter ended March 31, 2017, the Company issued an additional $917,833 of 10% Secured promissory notes with terms expiring in June, August and September of 2017, and an original issue discount of fifty percent (50%). Interest is payable on the outstanding principal of these notes at 10% per annum on the various maturity dates. The balance shown is net of unamortized discount of $0 and $0 at September 30, 2018 and December 31, 2017 respectively.

	-	75,000

On October 4, 2016, the Company closed on a revolver loan with Crossfirst Bank in the amount of $1,800,000, payable at $15,000 per month, interest at 10%, with all unpaid principal and accrued interest payable on September 30, 2018. The balance shown is net of unamortized discount of $0 and $10,341 at September 30, 2018 and December 31, 2017 respectively.	-	1,594,659

During July and August of 2017, the Company borrowed $1,475,000 from private lenders pursuant to a 10% Secured Convertible Promissory Note with a twelve-month maturity. The balance shown is net of unamortized discount of $0 and $271,403 at September 30, 2018 and December 31, 2017 respectively.	-	1,203,597

During August through December of 2017, the Company borrowed $2,989,000, and from January through June 2018, the Company borrowed $3,230,000, all from private lenders pursuant to a 10% Secured Promissory Note with all principal and accrued interest payable on the maturity date of October 31, 2018. During the nine months ended September 30, 2018, $1,550,000 of these notes were paid in full and $4,409,000 of these notes have been exchanged for new partially convertible promissory notes. The promissory notes are secured by the membership interests of Mid-Con Drilling, LLC. The balance shown is net of unamortized discount of $5,570 and $867,399 at September 30, 2018 and December 31, 2017 respectively.

	254,430	2,121,601

On September 8, 2017, the Company closed on a Promissory Note with Cornerstone Bank in the amount of $256,983, payable interest only for the first twelve months commencing October 8, 2017, variable interest rate, currently at 5.5%, followed by 83 monthly payments of $3,765, interest at 6%, final payment due on September 8, 2025. The balance shown is net of unamortized discount of $0 and $0 at September 30, 2018 and December 31, 2017 respectively.	-	253,870

On September 29, 2017, the Company closed on a Promissory Note with Cornerstone Bank in the amount of $290,000, payable interest only for the first twelve months commencing October 29, 2017, variable interest rate, currently at 5.5%, followed by 83 monthly payments of $3,765, interest at 6%, final payment due on September 29, 2025. The balance shown is net of unamortized discount of $0 and $3,925 at September 30, 2018 and December 31, 2017 respectively.	-	286,075

On October 3, 2017, the Company closed on a Promissory Note with Cornerstone Bank in the amount of $204,000, payable interest only for the first twelve months commencing November 3, 2017, variable interest rate, currently at 5.5%, followed by 83 monthly payments of $3,765, interest at 6%, final payment due on October 3, 2025. The balance shown is net of unamortized discount of $0 and $3,451 at September 30, 2018 and December 31, 2017 respectively.	-	200,549

On December 22, 2017, the Company borrowed $8,510,638, through 405 Petrodome, LLC, as agent for Lenders, with an OID of 6%., bearing interest initially at 9.875% through June 2018, then 11.375% through December 2018, then 12.875% through June 2019, then 14.375% through December 2019. Interest only through June 2018, at which time Principal will be payable at $75,000 monthly for six months and then $125,000 monthly to the maturity date of December 22, 2019. The balance shown is net of unamortized discounts of $0 and $941,108 at September 30, 2018 and December 31, 2017 respectively.	-	7,569,530

During June through September of 2018, the Company borrowed $6,502,212 from private lenders, and issued an additional $5,314,000 in exchange for amounts owed to the Company, pursuant to a 10% Secured Promissory Note with 50% of the principal convertible into the Company’s common stock at $0.20 per share, all principal and accrued interest payable on the maturity date of August 31, 2019. The balance shown is net of unamortized discount of $3,415,632 and $0 respectively.	8,400,580	-

On June 13, 2018, the Company borrowed $12,400,000 pursuant to a revolving line of credit facility with a maximum principal amount of $30,000,000 from Crossfirst Bank, bearing interest 1.5% above a base rate equal to the prime rate of interest published by the Wall Street Journal, interest only for June and July of 2018, at which time Principal will be payable at $100,000 monthly through the maturity date of September 30, 2020, at which time all remaining unpaid principal and accrued interest shall be due. The balance shown is net of unamortized discount of $120,816 and $0 at September 30, 2018 and December 31, 2017 respectively.

	12,079,184	-

	20,734,194	13,304,881
Less current portion	(9,785,432)	(3,562,051)
	$10,948,762	$9,742,830

Note 8. Commitments and contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s consolidated financial position or results of operations.

Note 9. September 2018 Purchase Agreement

On September 2, 2018, the Company entered into a Purchase and Sale Agreement (the “September 2018 Acquisition Agreement”) to acquire oil and gas leases and related assets in Texas and Louisiana for an estimated purchase price of approximately $100,000,000. The agreement originally contemplated a closing deadline of October 31, 2018, and the Company escrowed a $3,500,000 deposit to be applied towards the purchase price at closing.

On November 1, 2018, the parties to the September 2018 Acquisition Agreement amended it to (i) extend the closing deadline to the earlier of: (a) 10 days from the date on which the sellers obtain consents from applicable landowners authorizing the transfer to the Company of the oil and gas leases representing 80% of the total PDP (PV10) value of the purchased assets; or (b) December 31, 2018 (the “Closing Date”); (ii) provide for a portion of the purchase price for the purchased assets in respect of which post-closing consent to transfer is required from the State of Louisiana or State of Texas, to be paid into escrow at closing to provide the sellers up to 180 days thereafter to secure the requisite post-closing governmental agency approvals; (iii) upon the sellers obtaining third-party consents to assign a portion of the oil and gas leases representing at least 80% of the PDP (PV10) value of the purchased assets, require the parties to close on the Closing Date, on the purchase of those assets (provided that no single purchased asset represents more than 15% of the total PDP (PV10) value of the assets purchased at the closing); (iv) provide the sellers from the date of the first closing until March 21, 2019, to obtain any remaining third-party consents required to transfer any of the purchased assets not otherwise transferred to the Company on the first closing; and (v) to make other changes.

Note 10. Subsequent Events

The Company has evaluated subsequent events from September 30, 2018, through the date of filing this Form 10-Q, and determined there are no additional items to disclose other than the following:

•	During October 2018, the Company issued 99,714 common shares to an individual as the result of a cashless exercise of 250,000 warrants.

•	During October 2018, the Company issued 25,907 common shares for services.

•	On October 17, 2018, the Company filed a definitive Schedule 14C Information Statement with the SEC regarding a prospective reverse stock split of the Company’s outstanding shares of common stock at a reverse split ratio range of one post-split share for five pre-split shares up to one post-split share for thirty pre-split shares (1:5 up to 1:30), at the discretion of the Company’s Board of Directors.

•	On or about October 31, 2018, Viking’s subsidiary Mid-Con Drilling entered into an agreement to sell 20% of its 80% working interest in certain oil and gas leases in Kansas, for $41,242. In connection with the agreement, Mid-Con Drilling and the purchaser entered into a Farmout Agreement, pursuant to which the purchaser agreed to advance up to $1,000,000 toward development work on one or more of the subject leases in exchange for 100% of the tax benefits associated with the development.

•	Between September 30, 2018 and November 5, 2018, the Company, through its private placement filed in June 2018, raised an additional $2,685,288, bringing the total funds raised to $14,501,500. Pursuant to the terms of the private placement, these investors will receive five-year warrants to purchase 2,013,966 common shares at an exercise price of $.20 per share. In connection with the private placement funds raised through November 5, 2018, the Company will issue 955,144 common shares pursuant to placement agent agreements with the Company’s registered broker-dealers.

•	On November 1, 2018, the parties to the September 2018 Acquisition Agreement amended the agreement as described in Note 9.

•	On November 5, 2018, the Company amended its Articles of Incorporation to increase the number of shares of common stock the Company is authorized to issue from 100,000,000 to 500,000,000.

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

PLAN OF OPERATIONS

Overview

The Company’s business plan is to engage in the acquisition, exploration, development and production of oil and natural gas properties, both individually and through collaborative partnerships with other companies in this field of endeavor. Viking has relationships with industry experts and formulated an acquisition strategy, with emphasis on acquiring under-valued, producing properties from distressed vendors or those deemed as non-core assets by larger sector participants. The Company does not focus on speculative exploration programs, but rather targets properties with current production and untapped reserves. The Company’s growth strategy includes the following key initiatives:

•	Acquisition of under-valued producing oil and gas assets
•	Employ enhanced recovery techniques to maximize production
•	Implement responsible, lower-risk drilling programs on existing assets
•	Aggressively pursue cost-efficiencies
•	Opportunistically explore strategic mergers and/or acquisitions
•	Actively hedge mitigating commodity risk

The following overview provides a background for the current strategy being implemented by management.

Acquisitions – Canada

•	In November 2014, the Company entered into its first contract relative to oil and gas activities involving jointly controlled assets and related liabilities by purchasing an undivided 50% interest in the Joffre project located in Alberta, Canada. The working interests of this joint venture, were acquired from a Canadian Company that ended up in receivership, and the administration of these assets proved to be inefficient and unprofitable. The investment in these properties, as well as all uncollected receivables associated with it have been either fully impaired or fully reserved. Effective September 30, 2018, the Company negotiated a sale and settlement of this Canadian joint venture interest and a resolution of all intercompany balances associated with it, for proceeds to the Company of $232,545. An asset retirement obligation of $466,031 offset by the net asset retirement cost of $293,296 associated with this investment generated a gain from disposal of these assets of $405,280.

Acquisitions – Kansas

•	In February 2016, the Company closed on the acquisition of working interests in four leases with access to the mineral rights (oil and gas) concerning approximately 281 acres of property in Miami and Franklin Counties in eastern Kansas.

•	In October 2016, the Company, through its subsidiary Mid-Con Petroleum, LLC, completed an acquisition whereby the Company (i) increased its working interest in three existing oil and gas leases in Miami and Franklin Counties in Eastern Kansas, and (ii) acquired a working interest in four new oil and gas leases in the same region, comprising approximately 660 acres of property.

•	On September 11, 2017, the Company through its subsidiary Mid-Con Drilling, LLC (“Mid-Con Drilling”), completed an acquisition of a 90% working interest in four new oil and gas leases in Anderson County in Eastern Kansas, comprising approximately 980 acres of property.

•	On October 2, 2017, the Company, through Mid-Con Drilling, closed on an acquisition, effective October 1, 2017, of a 100% working interest in six new oil and gas leases in Miami and Franklin Counties in Eastern Kansas.

•	On October 4, 2017, the Company, through Mid-Con Drilling, closed on an acquisition of an 80% working interest in six new oil and gas leases in Riley, Geary and Wabaunsee Counties in Kansas.

•	On December 29, 2017, the Company through its subsidiary Mid-Con Development, LLC, completed an acquisition of working interests in approximately 41 oil leases in Ellis and Rooks Counties in Kansas, comprising several thousand acres.

•	On January 12, 2018, the Company, through Mid-Con Drilling, completed an acquisition of a 100% working interest in seven new oil and gas leases in Woodson and Allen Counties in Eastern Kansas.

•	Effective February 1, 2018, the Company, through Mid-Con Drilling, closed on the acquisition of a working interest in a lease with access to the mineral rights (oil and gas) concerning approximately 80 acres of property in Douglas County in eastern Kansas.

These Kansas properties are operated by third party contractors. The Company’s plans relative to these properties includes the development of the production potential of existing wells and capitalizing on the drilling opportunities that exist within the acreage covered by these working interests. In 2018, the Company began drilling new wells in various Kansas locations.

Acquisitions – Texas, Louisiana and Mississippi

•	On December 22, 2017, the Company completed an acquisition of 100% of the membership interests of Petrodome Energy, LLC, a privately-owned company, with working interests in multiple oil and gas fields across Texas, Louisiana and Mississippi, comprising approximately 11,700 acres.

As a part of this acquisition, the Company retained an operational office in Houston, Texas that includes several senior level professionals with over 100 years of combined oil and gas experience which provides the Company the capability of operating many of its own wells internally. This expertise has since been utilized to evaluate additional oil and gas acquisitions, evaluate the profitable management of all of the Company’s oil and gas assets, and evaluate and develop new drilling prospects.

Pending Acquisitions – Texas and Louisiana

•	On September 2, 2018, the Company entered into a Purchase and Sale Agreement to acquire additional oil and gas leases and related assets in Texas and Louisiana for an estimated purchase price of approximately $100,000,000 (the “Potential Acquisition”). The agreement originally contemplated a closing by October 31, 2018, and the Company escrowed a $3,500,000 deposit to be applied towards the purchase price at closing. On November, the agreement was amended to extend the closing date to as late as December 31, 2018.

This Potential Acquisition would be an asset acquisition consisting of various working interests in Texas and Louisiana. These asset locations are consistent with the location of our Petrodome assets and can be operated from our Houston office.

Financial Condition

As of September 30, 2018, the Company has a working capital deficiency in excess of $6 million. The largest component of current liabilities creating this deficiency are notes payable with a face value aggregating approximately $11.8 million due in August of 2019. Furthermore, the Company has generated losses from operations and has had a net comprehensive loss of $8,452,863, and $2,666,268 for the nine months ended September 30, 2018 and 2017, respectively. Additionally, the Company will need to obtain additional debt and equity financing to close the Potential Acquisition discussed above.

These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and to obtain the necessary financing to meet its obligations (including closing the Potential Acquisition) and repay its liabilities arising from business operations when they come due. However, there is no assurance that the Company can achieve profitable operations and obtain additional financing.

RESULTS OF CONTINUING OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the three and nine months ended September 30, 2018 and 2017, should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2017, filed with the SEC on April 25, 2018.

Liquidity and Capital Resources

As of September 30, 2018, and December 31, 2017, the Company had 7,812,868 and $5,735,259 in cash holdings, respectively.

Three months ended September 30, 2018, compared to the three months ended September 30, 2017

Revenue

The Company had gross revenues of $1,895,932 for the three months ended September 30, 2018, as compared to $221,329 for the three months ended September 30, 2017, resulting from its oil and gas interests in Canada, Kansas, Texas, Louisiana and Mississippi.

Expenses

The Company’s operating expenses increased by $2,834,331 to $3,411,016 for the three-month period ended September 30, 2018, from $576,685 in the corresponding period in 2017. The increase is mainly attributable to increased lease operating costs commensurate with the new oil and gas wells purchased in 2017 and the first quarter of 2018. Additionally, there were increases in general and administrative associated with the office operations of Petrodome, and increases in accretion expense and depreciation, depletion and amortization expense.

Other Income (Expense)

The Company had other income (expense) of $(1,463,228) for the three months ended September 30, 2018, as compared to $(430,244) for the three months ended September 30, 2017. This significant difference is primarily a result of increased interest expense due to increased debt associated with acquisitions, and loss on commodity derivatives. During the quarter ended September 30, 2018, the Company sold various oil and gas interests, resulting in the realization of gains on disposal of these assets in the amount of $555,548. These gains are mainly attributable to a gain of $405,280 from the sale of its 50% joint venture interest in Canada, with the balance coming from the sale of fixed assets and the release of asset retirement obligations associated with the disposal of other working interests.

Net Income (Loss)

The Company incurred a net (loss) of $(2,944,764) during the three-month period ended September 30, 2018, compared with a net loss of $(785,600) for the three-month period ended September 30, 2017. The increase in net loss was mainly due to the items referred to in the analysis of operating expenses and other income (expense).

Nine months ended September 30, 2018, compared to the nine months ended September 30, 2017

Revenue

The Company had gross revenues of $6,376,501 for the nine months ended September 30, 2018, as compared to $588,622 for the nine months ended September 30, 2017, resulting from its oil and gas interests in Canada, Kansas, Texas, Louisiana and Mississippi.

Expenses

The Company’s operating expenses increased by $7,162,988 to $9,746,732 for the nine-month period ended September 30, 2018, from $2,583,744 in the corresponding period in 2017. The increase is mainly attributable to increased lease operating costs commensurate with the new oil and gas wells purchased in 2017 and the first quarter of 2018. Additionally, there were increases in general and administrative associated with the office operations of Petrodome, and increases in accretion expense and depreciation, depletion and amortization expense.

Other Income (Expense)

The Company had other income (expense) of $(5,993,459) for the nine months ended September 30, 2018, as compared to $(672,592) for the nine months ended September 30, 2017. This significant difference is primarily a result of increased interest expense due to increased debt associated with acquisitions, and loss on commodity derivatives. During the nine months ended September 30, 2018, the Company sold various oil and gas interests, resulting in the realization of gains on disposal of these assets in the amount of $613,859. These gains are mainly attributable to a gain of $405,280 from the sale of its 50% joint venture interest in Canada, with the balance coming from the sale of fixed assets and the release of asset retirement obligations associated with the disposal of other working interests.

Net Income (Loss)

The Company incurred a net (loss) of $(8,452,863) during the nine-month period ended September 30, 2018, compared with a net loss of $(2,667,714) for the nine-month period ended September 30, 2017. The decrease in net loss was mainly due to the items referred to in the analysis of operating expenses and other income (expense).

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Management and directors will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and the Company’s internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. There were no changes in Internal Control Over Financial Reporting during the quarter ended September 30, 2018, except as described herein. On August 20, 2018, Frank Barker resigned as a director of the Company. Mr. Barker’s resignation facilitated the appointment of the two directors described below, and Mr. Barker remains the Company’s CFO. On August 20, 2018, Lawrence B. Fisher and David Herskovits were appointed as members of the Company’s Board of Directors. The Company expects that Mr. Fisher will assist with forming and serve as the initial chairperson of the Company’s Compensation Committee, and that Mr. Herskovits will assist with forming and serve as the initial chairperson of the Company’s Audit Committee. After the resignation of Mr. Barker and the appointments of Mr. Fisher and Mr. Herskovits, the Company believes that a majority of its Board of Directors qualify as “independent” directors pursuant to relevant NYSE, NASDAQ or similar exchange rules. Additional internal controls over financial reporting have not yet been implemented.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of September 30, 2018, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2018, pursuant to a private placement for debt and equity, the Company issued 2,548,500 common shares.

During the quarter ended September 30, 2018, the Company issued 1,997,695 common shares for services.

The shares described above were issued pursuant to exemptions from registration requirements relying on Section 4(a)(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D promulgated thereunder as there was no general solicitation, and the transactions did not involve a public offering.

During September 2018, the Company issued 387,279 common shares in a cashless exercise of 743,542 warrants to purchase the common stock of the Company.

These shares, which were issued upon the cashless exercise of outstanding warrants, were issued pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933 as the common stock was issued in exchange for securities of the Company held by each shareholder, there was no additional consideration for the exchange, and there was no remuneration for the solicitation of the exchange.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Description

3.1	Articles of Incorporation (incorporated by reference to our Definitive Information Statement on Schedule 14C filed on October 14, 2008)

3.2	Bylaws (incorporated by reference to our Definitive Information Statement on Schedule 14C filed on October 14, 2008)

3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to our Definitive Information Statement on Schedule 14C filed on May 23, 2012)

3.4	Certificate of Amendment to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on November 6, 2018)

10.1

Membership Interest Purchase Agreement, dated November 10, 2017, by Viking Energy Group, Inc. and Black Rhino, LP (incorporated by reference to our Current Report on Form 8-K filed on December 29, 2017)

10.2

First Amendment to Membership Interest Purchase Agreement, dated November 30, 2017, by Viking Energy Group, Inc. and Black Rhino, LP (incorporated by reference to our Current Report on Form 8-K filed on December 29, 2017)

10.3

Second Amendment to Membership Interest Purchase Agreement, dated December 22, 2017, by Viking Energy Group, Inc., Black Rhino, LP, and Petrodome Energy, LLC (incorporated by reference to our Current Report on Form 8-K filed on December 29, 2017)

10.4

Term Loan Agreement, dated December 22, 2017, by the Borrowers listed therein, 405 Petrodome LLC, as Administrative Agent, and 405 Petrodome LLC and Cargill, Incorporated, as Lenders (incorporated by reference to our Current Report on Form 8-K filed on December 29, 2017)

10.5

Purchase and Sale Agreement, dated December 22, 2017, by Viking Energy Group, Inc. and Woodway Oil & Gas – KS–I, LLC (incorporated by reference to our Current Report on Form 8-K filed on January 8, 2018)

10.6

Assignment and Bill of Sale, dated December 22, 2017, by Mid-Con Development, LLC and Woodway Oil & Gas – KS–I, LLC (incorporated by reference to our Current Report on Form 8-K filed on January 8, 2018)

10.7

Purchase and Sale Agreement, executed as of September 1, 2018, by and among Viking Energy Group, Inc. and Bodel Holdings, L.L.C., Cleveland Holdings, L.L.C., Delbo Holdings, L.L.C., DeQuincy Holdings, L.L.C., Gulf Coast Working Partners, L.L.C., Oakley Holdings, L.L.C., SamJam Energy, L.L.C., and Perry Point Holdings, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on September 5, 2018)

10.8

First Amendment to Purchase and Sale Agreement, executed as of November 1, 2018, by and among Viking Energy Group, Inc. and Bodel Holdings, L.L.C., Cleveland Holdings, L.L.C., Delbo Holdings, L.L.C., DeQuincy Holdings, L.L.C., Gulf Coast Working Partners, L.L.C., Oakley Holdings, L.L.C., SamJam Energy, L.L.C., and Perry Point Holdings, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on November 5, 2018)

10.9	Employment Agreement with Timothy Swift dated as of March 19, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 21, 2018)

10.10	Restricted Stock Agreement with Timothy Swift dated as of April 1, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 21, 2018)

21.1	Subsidiaries of Viking Energy Group, Inc. (incorporated by reference to our Current Report on Form 10-K/A filed on April 25, 2018)

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

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

VIKING ENERGY GROUP, INC. (Registrant)

/s/ James Doris	Date: November 14, 2018
Principal Executive Officer

/s/ Frank W. Barker, Jr.	Date: November 14, 2018
Principal Financial and Accounting Officer

