Form 10-K
period 2018-12-31
VIKING ENERGY GROUP, INC.
filed 2019-04-01
CIK 1102432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

(281) 404-4387

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Name of each exchange on which registered: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2018, the aggregate market value of the shares of the Registrant’s common equity held by non-affiliates was approximately $15,370,982, using the June 30, 2018 closing price of the Registrant’s common stock of $0.19/share. Shares of the Registrant’s common stock held by each executive officer and director and each by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be “affiliates” of the Registrant for purposes of the above calculation. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares of the Registrant’s common stock outstanding as of March 21, 2019, was 90,989,025.

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that constitute “forward-looking statements.” These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology like “believes,” “anticipates,” “expects,” “estimates,” “may,” or similar terms. These statements appear in a number of places in this annual report and include statements regarding the Company’s intent, belief or current expectations and those of its directors or officers with respect to, among other things:(i) trends affecting its financial condition or results of operations, (ii) its business and growth strategies, and (iii) its financing plans. You are cautioned that forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company’s need for additional capital, its history of losses, the intense competition the Company faces in its business, the fact that its stock is a “penny stock” and the other material risks described under “Risk Factors”. The accompanying information contained in this annual report, including, without limitation, the information set forth under the heading “Item 1. Business” identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

2

PART I

Item 1. Business

Viking Energy Group, Inc., referred to hereinafter as “Viking Energy” or the “Company.” The Company was incorporated under the laws of the State of Florida on May 3, 1989. After several name changes, the Company merged with and into a wholly-owned subsidiary, SinoCubate, Inc., which was formed in the State of Nevada on September 11, 2008. The merger resulted in a change of name to SinoCubate, Inc., and a change in the state of incorporation of the Company to Nevada. On June 13, 2012, the Company changed its name to Viking Investments Group, Inc. On March 17, 2017, the Company changed its name to Viking Energy Group, Inc.

The Company’s business plan is to engage in the acquisition, exploration, development and production of oil and natural gas properties, both individually and through collaborative partnerships with other companies in this field of endeavor. On March 8, 2016, the Company incorporated a wholly owned subsidiary, Viking Oil & Gas (Canada) ULC, in Alberta, Canada, to hold Canadian oil and gas interests. On August 30, 2016, the Company organized a wholly owned subsidiary, Mid-Con Petroleum, LLC (“Mid-Con Petroleum”), a Kansas limited liability company, to hold oil and gas interests in the central United States. On August 25, 2017, the Company organized another wholly owned subsidiary, Mid-Con Drilling, LLC (“Mid-Con Drilling”), a Kansas limited liability company, to hold additional oil and gas interests in the central United States. On December 27, 2017, the Company organized a third wholly owned subsidiary, Mid-Con Development, LLC (“Mid-Con Development”), a Kansas limited liability company, to hold additional oil and gas interests in the central United States. In 2016 and 2017, the Company acquired oil and gas interests in Kansas through these subsidiaries, and in December of 2017, the Company acquired Petrodome Energy, LLC, a Texas limited liability company based in Houston, Texas, with multiple subsidiaries having interests in oil and gas leases in Texas, Louisiana and Mississippi (“Petrodome”). During November of 2018, the Company organized four entities to facilitate the acquisition and ownership of oil and gas leases in Texas and Louisiana: Ichor Energy Holdings, LLC, a Nevada limited liability company wholly owned by the Company (“Ichor Energy Holdings”); Ichor Energy, LLC, a Nevada limited liability company wholly owned by Ichor Energy Holdings (“Ichor Energy”); Ichor Energy (TX), LLC, a Texas limited liability company wholly owned by Ichor Energy (“Ichor Energy (TX)”); and Ichor Energy (LA), LLC, a Louisiana limited liability company wholly owned by Ichor Energy (“Ichor Energy (LA)”). Such acquisition closed on December 28, 2018, and in connection therewith: (i) Ichor Energy (LA) acquired all of the purchased assets located in Louisiana; and (ii) Ichor Energy (TX) acquired all of the purchased assets located in Texas.

Other Information

Neither the Company nor any of its subsidiaries engaged in any research and development activities during 2018. The Company does not manufacture any products or engage in any activity that requires compliance with environmental laws except as described elsewhere herein.

Employees

With the acquisition of Petrodome, the Company now has 6 full-time employees, all working at the office in Houston, Texas. Outside of the Houston operation, the Company continues to retain outside consultants as needed, involved in business development, business analysis, financial consulting, web programming and designing, execution and support of the Company’s business.

Reports to Securities Holders

The Company provides its annual report that includes its audited financial information to its shareholders upon written request. The Company also makes its financial information equally available to any interested parties or investors through compliance with the disclosure rules of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is subject to disclosure filing requirements including filing annual reports on Form 10-K and quarterly reports on Form 10-Q. In addition, the Company files Form 8-K and other proxy and information statements from time to time as required.

The public may read and copy any materials that the Company files with the United States Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Our operations will be subject to numerous and frequently changing laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Any properties we might own for the exploration and production of oil and gas and the wastes disposed on these properties may be subject to the Comprehensive Environmental Response, Compensation and Liability Act, the Oil Pollution Act of 1990, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act, similar state laws, and similar Canadian laws. Under such laws, we could be required to remove or remediate previously released wastes or property contamination. Laws and regulations protecting the environment have generally become more stringent and may, in some cases, impose “strict liability” for environmental damage. Strict liability means that we may be held liable for damage without regard to whether we were negligent or otherwise at fault. Environmental laws and regulations may expose us to liability for the conduct of or conditions caused by others or for acts that were in compliance with all applicable laws at the time they were performed. Failure to comply with these laws and regulations may result in the imposition of administrative, civil and criminal penalties.

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

Our future financial condition, results of operations and the carrying value of any oil and natural gas interests we acquire will depend primarily upon the prices paid for oil and natural gas production. Oil and natural gas prices historically have been volatile and likely will continue to be volatile in the future, especially given current world geopolitical conditions. Our cash flows from operations are highly dependent on the prices that we receive for oil and natural gas. This price volatility also affects the amount of our cash flows available for capital expenditures and our ability to borrow money or raise additional capital. The prices for oil and natural gas are subject to a variety of additional factors that are beyond our control. These factors include:

•	the level of consumer demand for oil and natural gas;
•	the domestic and foreign supply of oil and natural gas;
•	the ability of the members of the Organization of Petroleum Exporting Countries (“OPEC”) to agree to and maintain oil price and production controls;
•	the price of foreign oil and natural gas;
•	domestic governmental regulations and taxes;
•	the price and availability of alternative fuel sources;
•	weather conditions;
•	market uncertainty due to political conditions in oil and natural gas producing regions, including the Middle East; and
•	worldwide economic conditions.

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

Our operations will require licenses, permits and in some cases renewals of licenses and permits from various governmental authorities. Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to change in regulations and policies and to the discretion of the applicable governments, among other factors. Our inability to obtain, or our loss of or denial of extension of, any of these licenses or permits could hamper our ability to produce revenues from our operations.

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

Concern over climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting the greenhouse gas emissions. For example, proposals that would impose mandatory requirements on greenhouse gas emissions continue to be considered by policy makers in the states and areas where we operate. Laws enacted that directly or indirectly affect our oil and gas production could impact our business and financial results.

If oil or natural gas prices decrease or drilling efforts are unsuccessful, we may be required to record writedowns of our oil and natural gas properties.

We could be required to write down the carrying value of our oil and natural gas properties. Write-downs may occur when oil and natural gas prices are low, or if we have downward adjustments to our estimated proved reserves, increases in our estimates of operating or development costs, deterioration in drilling results or mechanical problems with wells where the cost to re-drill or repair is not supported by the expected economics.

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

We operate in the oil and gas sector, and our leases are located in North America in Kansas, Missouri, Texas, Louisiana, and Mississippi. This lack of geographic diversification may make our holdings more sensitive to economic developments within a regional area, which may result in reduced rates of return or higher rates of default than might be incurred with a company that is more geographically diverse.

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

Some of our leasehold acreage is subject to leases that will expire over the next several years unless production is established or maintained or the leases are extended.

Some of our acreage is currently held by production or held by operations, but some is not. Unless production in paying quantities is established or operations are commenced with regard to these latter leases during their terms, those leases may expire. Likewise, if we are unable to maintain production on acreage held by production or operations, those leases may expire. If our leases expire and we are unable to renew the leases, we will lose our right to develop or utilize the related properties.

Deficiencies of title to our leased interests could significantly affect our financial condition.

We often incur the expense of a title examination prior to acquiring oil and natural gas leases or undivided interests in oil and natural gas leases or other developed rights. If an examination of the title history of a property reveals that an oil or natural gas lease or other developed rights have been purchased in error from a person who is not the owner of the mineral interest desired, our interest would substantially decline in value or be eliminated. In such cases, the amount paid for such oil or natural gas lease or leases or other developed rights may be lost.

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

We generally have a need for additional financing, and failure to secure financing would harm our business.

The Company currently has limited funds, and the lack of additional funds may negatively impact the Company’s ability to pursue its business strategy to conduct operations in the oil and gas industry and to acquire, invest in and/or provide professional advisory and consulting services to companies undergoing or anticipating periods of rapid growth. Even if the Company’s funds prove to be sufficient to provide such services or to acquire an interest in, or complete a transaction with, an entity, the Company may not have enough capital to exploit the opportunity. The ultimate success of the Company may depend upon its ability to raise additional capital. The Company may investigate the availability, source, or terms that might govern the acquisition of additional capital but will not do so until it determines the specific need for additional financing. There is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company’s operations will be limited to those that can be pursued with its modest available capital.

Our common shares may be thinly traded, and you may be unable to sell at or near ask prices, or at all.

We cannot predict the extent to which an active public market for trading our common stock will develop or be sustained.

This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who generate or influence sales volume. Even if we came to the attention of such persons, those persons tend to be risk-averse and may be reluctant to follow, purchase, or recommend the purchase of shares of an unproven company such as ours until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company, which could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

Additionally, the Company’s securities may be subject to a SEC rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth, or joint net worth with spouse, in excess of $1,000,000 excluding the value of the person’s primary residence or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company’s securities and also may affect the ability of our stockholders to sell their securities in any market that may have developed.

In addition, the SEC has adopted a number of rules to regulate “penny stocks.” Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities Exchange Act of 1934, as amended or the Exchange Act. Because the securities of the Company may constitute “penny stocks” within the meaning of the rules, the rules would apply to the Company and to its securities. The rules may further affect the ability of owners of our shares to sell the securities of the Company in any market that might develop for them.

Shareholders should be aware that, according to SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. The occurrence of these patterns or practices could increase the volatility of our share price and reduce your ability to sell our shares.

Financial Industry Regulatory Authority (FINRA) sales practice requirements may limit your ability to buy and sell our common stock, which could depress the price of our shares.

FINRA rules require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares, have an adverse effect on the market for our shares, and thereby depress our share price.

Volatility in our common share price may subject us to securities litigation.

The market for our common stock is characterized by significant price volatility as compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

We have a limited operating history in the oil and gas sector.

We have only been engaged in oil and gas operations since 2014, and due to the numerous risks inherent in the implementation of a new business emphasis and plan, the Company must be regarded as a new or start-up venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject. There is no assurance that the Company will be able to successfully execute its business and growth plans. Even if the Company is successful, there is a risk that the Company will not reach profitability, and that the market price of the Company’s common stock will not increase.

We have a “going concern” opinion from our independent registered public accounting firm indicating the possibility that we may not be able to continue to operate.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements for the year ended December 31, 2018, with respect to their doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund continued operations and pay or refinance our liabilities as they become due. Our business strategy may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

The Company will be unable to conduct exhaustive investigations prior to purchasing oil and gas interests.

The Company has limited operating funds, and this makes it impracticable for the Company to conduct a complete and exhaustive investigation and analysis of its oil and gas opportunities. Decisions will therefore likely be made without detailed geotechnical reports, feasibility studies, independent analysis, market surveys and the like, which, if the Company had more funds available to it, would be desirable. The Company will be particularly dependent in making decisions upon information provided by third parties which may have interests in the transaction. A significant portion of the Company’s available funds could be expended for investigative expenses and other preliminary expenses, and potential profits could therefore be lessened.

Additionally, when the Company acquires oil and gas assets, the Company generally will be required to audit the financial statements of the assets acquired. In cases where no audited financial statements are available prior to closing, the Company will have to rely upon interim period unaudited information received from a seller that has not been verified by outside auditors prior to closing. The lack of the type of independent verification which audited financial statements would provide increases the risk that the Company, in evaluating an acquisition, will not have the benefit of full and accurate information about the financial condition and recent interim operating history of the target assets. This risk increases the prospect that the Company will overpay for the target assets.

Moreover, the Company is subject to the reporting provisions of the Exchange Act, and thus will be required to furnish certain information about its acquired assets, including audited financial statements. Should the Company complete an acquisition of assets for which audited financial statements prove to be unobtainable, the Company could be exposed to enforcement actions by the SEC and to corresponding administrative sanctions, including permanent injunctions against the Company and its management. The legal and other costs of defending an SEC enforcement action would have material, adverse consequences for the Company and its business. The imposition of administrative sanctions would subject the Company to further adverse consequences. In addition, the lack of audited financial statements would prevent the securities of the Company from becoming eligible for listing on NASDAQ, or another stock exchange.

Moreover, any inability by the Company to provide audited financial statements would likely discourage broker-dealers from becoming or continuing to serve as market makers in the securities of the Company. Without audited financial statements, the Company would almost certainly be unable to offer securities under a registration statement pursuant to the Securities Act of 1933, and the ability of the Company to raise capital would be significantly limited until such financial statements were made available.

The Company is dependent on the performance of certain personnel.

The Company’s success depends substantially on the performance of its executive officers and key employees. Given the Company’s early stage of development and launch of its business plan, the Company is dependent on its ability to retain and motivate high quality personnel. Although the Company believes it will be able to engage qualified personnel for such purposes, an inability to do so could materially adversely affect the Company’s ability to operate its oil and gas business.

The Company does not have any employment agreements with its Chief Executive Officer and President, James Doris, and its Chief Financial Officer, Frank Barker, Jr.. As a result, there is no assurance that Mr. Doris or Mr. Barker will continue to be associated with the Company in the future. In connection with future business opportunities, it is possible that Mr. Doris or Mr. Barker may resign as an officer and director of the Company subject to compliance with Section 14f of the Exchange Act. The loss of Mr. Doris or Mr. Barker, or of one or more of the Company’s other key employees, or the Company’s inability to hire and retain other qualified employees, including but not limited to operational and development staff and corporate office support staff, could have a material adverse effect on the Company’s business.

The Company is required to indemnify its officers and directors.

Nevada law provides for the indemnification of the Company’s directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. If the Company were called upon to indemnify an officer or director, then the portion of its available funds expended for such purpose would reduce the amount otherwise available for the Company’s business. This indemnification obligation and the resultant costs associated with indemnification may also discourage our Company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

The Company would bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person’s promise to repay the Company if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company which it may be unable to recoup.

We may be dependent upon outside advisors.

To supplement the Company’s officers, directors and principal shareholders, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other outside consultants or advisors. The selection of any such advisors will be made by the Company without any input from stockholders. Furthermore, it is anticipated that such persons may be engaged on an “as needed” basis without a continuing fiduciary or other obligation to the Company. In the event the Company considers it necessary to hire outside advisors, such persons may be affiliates of the Company.

We do not anticipate paying any cash dividends to our common shareholders.

We presently do not anticipate that we will pay dividends on any of our common stock in the foreseeable future. If payment of dividends does occur at some point in the future, it would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any common stock dividends will be within the discretion of our Board of Directors. We presently intend to deploy available capital to execute our business plan; accordingly, we do not anticipate the declaration of any dividends for common stock in the foreseeable future.

The Company’s CEO, James Doris, holds preferred stock which currently affords him enough shareholder votes to control the Company.

The Company’s CEO and director, James Doris, holds 28,092 shares of the Company’s Series C Preferred Stock, with each share of preferred stock entitling the holder to 10,000 votes on all matters submitted to the vote of the Company’s security holders. By virtue of such stock ownership, Mr. Doris is able to control the election of the members of the Company’s Board of Directors and to generally exercise control over the affairs of the Company. Such concentration of ownership could have the effect of delaying, deterring or preventing a change in control of the Company that might otherwise be beneficial to stockholders. There can be no assurance that conflicts of interest will not arise with respect to Mr. Doris’s ownership of the preferred stock, or that such conflicts will be resolved in a manner favorable to the Company.

Our outstanding securities may become freely tradable pursuant to Rule 144 and may have a depressive effect on the price of the shares of our common stock.

We have outstanding a large number of shares of common stock. Many of these securities are currently issued with a “restrictive legend” and characterized as “restricted securities” within the meaning of Rule 144 (“Rule 144”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). As restricted securities, these securities may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that once restricted securities have been held for a period of at least six months and the other requirements in the rule have been satisfied, holders of the securities may resell their securities without registration or restriction on transfer. As many of our outstanding shares of common stock have been held by their holders in excess of six months, such holders may be able to resell their shares of common stock into the market without restriction pursuant to Rule 144. Those resales could have a depressive effect upon our stock price.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s headquarters are located at 15915 Katy Freeway, Suite 450, Houston, Texas, 77094.

Oil and Natural Gas Properties

On November 3, 2014, the Company entered into a Purchase and Sale, Petroleum and Natural Gas Conveyance Agreement (the “Agreement”), with Tanager Energy Inc., a Canadian corporation listed on the TSX Venture Exchange as a Tier 2 company and trading under the stock symbol “TAN” (“Tanager Energy”). Pursuant to the Agreement, the Company acquired a 50% working interest in the Joffre oil and gas property located in Alberta, Canada (the “Joffre Property”). On or about March 30, 2016, the working interest was registered in the name of the Company’s wholly owned subsidiary, Viking Oil & Gas (Canada) ULC. The administration of these assets proved to be inefficient and unprofitable. The investment in these properties, as well as all uncollected receivables associated with it, were either fully impaired or fully reserved. Effective September 30, 2018, the Company negotiated a sale and settlement of this Canadian interest and a resolution of all intercompany balances associated with it, for proceeds to the Company of $232,545. An asset retirement obligation of $466,031, offset by the net asset retirement cost of $293,296 associated with this investment, generated a gain from disposal of these assets of $405,280.

On February 23, 2016, the Company closed on the acquisition of working interests in four leases with access to the mineral rights (oil and gas) concerning approximately 281 acres of property in Miami and Franklin Counties in eastern Kansas. On October 4, 2016, the Company completed an acquisition whereby the Company (i) increased its working interest in three existing oil and gas leases in Miami and Franklin Counties in Eastern Kansas, and (ii) acquired a working interest in four new oil and gas leases in the same region, comprising approximately 660 acres of property. On September 11, 2017, the Company through its wholly owned subsidiary, Mid-Con Drilling, LLC (“Mid-Con Drilling”) acquired a 90% working interest in four new oil and gas leases in Anderson County in Eastern Kansas, comprising approximately 980 acres of property. On October 2, 2017, the Company, through Mid-Con Drilling, closed on an acquisition, effective October 1, 2017, of a 100% working interest in six new oil and gas leases in Miami and Franklin Counties in Eastern Kansas. On October 4, 2017, the Company, through Mid-Con Drilling, closed on an acquisition, effective September 1, 2017, of an 80% working interest in six new oil and gas leases in Riley, Geary and Wabaunsee Counties in Kansas. On December 29, 2017, the Company through its wholly owned subsidiary, Mid-Con Development, LLC (“Mid-Con Development”) completed an acquisition of working interests in approximately 41 oil and gas leases in Ellis and Rooks Counties in Kansas, comprising several thousand acres. On January 12, 2018, the Company, through MidCon Drilling, completed an acquisition of a 100% working interest in seven new oil and gas leases in Woodson and Allen Counties in Eastern Kansas. Effective February 1, 2018, the Company, through Mid-Con Drilling, closed on the acquisition of a working interest in a lease with access to the mineral rights (oil and gas) concerning approximately 80 acres of property in Douglas County in eastern Kansas. As of December 31, 2018, these central United States oil and gas properties consist of interests in approximately 377 producing wells and 135 injector wells.

On December 22, 2017, the Company closed on the acquisition of 100% of the membership interests in Petrodome Energy, LLC, a Texas limited liability company based in Houston, Texas, with multiple subsidiaries (described in Exhibit 21.1 hereto) having working interests in multiple oil and gas leases in Texas, Louisiana and Mississippi, comprising approximately 11,700 acres. As of December 31, 2018, these properties consist of interests in 16 producing wells, 17 non-producing wells and two salt water disposal wells.

On December 28, 2018, the Company closed on the acquisition of multiple oil and gas leases in Texas and Louisiana through its newly formed Ichor Energy Holdings, Ichor Energy, Ichor Energy, Ichor Energy (TX), and Ichor Energy (LA) subsidiaries (described in Exhibit 21.1 hereto). As of December 31, 2018, these properties consist of interests in 58 producing wells, 31 salt water disposal wells, 46 shut in wells and 4 non-producing wells.

Oil and Natural Gas Reserves

As of December 31, 2018, all of our proved oil and natural gas reserves were located in the United States, in the States of Texas, Louisiana, Mississippi and Kansas.

The following tables set forth summary information with respect to our proved reserves as of December 31, 2018 and 2017.  For additional information see Supplemental Information “Oil and Natural Gas Producing Activities (Unaudited)” to our consolidated financial statements in “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	Proved Reserves at December 31, 2018
Reserves Category	Crude Oil (MBBLs)	Natural Gas (MMCF)	Total Proved (BOE) (1)

Proved Reserves
Developed	5,808,882	20,195,830	9,174,854
Developed Non-Producing	916,914	2,515,620	1,336,184
Undeveloped	4,005,422	12,046,650	6,013,197

Total Proved Reserves	10,731,218	34,758,100	16,524,235

Estimated Future Net Cash Flows			$464,214,477
10% annual discount for estimated timing of cash flows			(219,657,382)
Standardized Measure of Discounted Future Net Cash Flows - (PV10) (2)			$244,557,095

	Proved Reserves at December 31, 2017
Reserves Category	Crude Oil (MBBLs)	Natural Gas (MMCF)	Total Proved (BOE) (1)

Proved Reserves
Developed	1,314,816	591,080	1,413,329
Developed Non-Producing	181,329	528,010	269,331
Undeveloped	2,429,152	7,357,220	3,655,355

Total Proved Reserves	3,925,297	8,476,310	5,338,015

Estimated Future Net Cash Flows			$125,220,891
10% annual discount for estimated timing of cash flows			(54,460,189)
Standardized Measure of Discounted Future Net Cash Flows - (PV10) (2)			$70,760,702

(1) - BOE (barrels of oil equivalent) is calculated by a ration of 6 MCF to 1 BBL of Oil

(2) - PV-10 represents the discounted future net cash flows attributable to our proved oil and natural gas reserves discounted at 10%.  PV-10 of our total year-end proved reserves is considered a non-US GAAP financial measure as defined by the SEC. We believe that the presentation of the PV-10 is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves. We further believe investors and creditors use our PV-10 as a basis for comparison of the relative size and value of our reserves to other companies.

Net Production, Unit Prices and Costs

The following table presents certain information with respect to oil and natural gas production attributable to our interests in all of our properties in the United States, the revenue derived from the sale of such production, average sales prices received and average production costs during the years ended December 31, 2018 and 2017.

	Unit of	December 31,
	Measure	2018	2017

Production
Oil	Barrels	130,889	34,998
Natural Gas	Mcf	56,685	16,727
BOE		140,337	37,786

Sales
Oil	Barrels	$8,032,407	$1,740,316
Natural Gas	Mcf	$190,872	$50,012

Average Sales Prices
Oil	Barrels	$61.37	$49.73
Natural Gas	Mcf	$3.37	$2.99

Production - Lease operating expenses		$3,835,549	$1,136,883

Average Cost of Production per BOE		$27.33	$30.09

Drilling and other exploratory and development activities

During the years ended December 31, 2018 the Company invested $4,423,778 relative to drilling and development activities.

In Allen County, Kansas, the Company drilled 2 new wells, one of which proved to be geologically productive, however, the Company elected to utilize it as a water supply well. The second is being converted to an injector.  In Franklin County, Kansas, we tested certain geologic structures through existing well bores that look promising for future development.

In Miami County, Kansas, the Company drilled 10 new wells, 9 of which have proved to be very productive.

The Company drilled a well in San Patricio County, Texas, and elected to Plug and Abandon the well as the sands were too tight, and the level of production was not economically feasible.  We also drilled a well in Vermillion Parish, Louisiana, and elected to Plug and Abandon the well as the pay zone was determined to be insufficient.

In Rooks and Ellis Counties, Kansas the Company deepened and perforated approximately 15 wells successfully increasing production.

Present Activities

The Company is not presently drilling any new wells.

Delivery Commitments

The Company is not currently committed to provide a fixed and determinable quantity of oil or gas in the near future under existing contracts or agreements.

Productive Wells

The following table sets forth the number wells in our inventory, in which we maintained ownership interests as of December 31, 2018 and 2017. All wells are located in the United States, in the States of Texas, Louisiana, Mississippi and Kansas.

	December 31, 2018		December 31, 2017
Well Category	Oil	Gas	Oil	Gas

Producers	472	34	471	4
Producer - P&A'd	9	-	9	-
Non-Producing	18	-	18	-
Injector	129	-	144	-
Salt Water Disposal	44	-	13	-
Shut In	46	-	-	-
ORRI	1	-	1	-

	719	34	656	4

Item 3. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2018, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no “established trading market” for shares of the Company’s common stock. As of December 31, 2018, the Company’s common stock was quoted on the OTC Link LLC operated by OTC Markets Group, Inc. under the symbol “VKIN.” An OTC equity security is not considered listed or traded on a national securities exchange. No assurance can be given that any “established trading market” for the Company’s common stock will develop or be maintained.

The range of high and low closing bid quotations for the Company’s common stock during each quarter of the calendar years ended December 31 2018 and 2017, is shown below, as quoted by http://finance.yahoo.com. Prices are inter-dealer quotations, without retail mark-up, markdown or commissions and may not represent actual transactions.

Stock Quotations

Quarter Ended	High	Low
March 31, 2017	0.26	0.13
June 30, 2017	0.20	0.11
September 30, 2017	0.20	0.10
December 31, 2017	0.34	0.09
March 31, 2018	0.24	0.12
June 30, 2018	0.23	0.15
September 30, 2018	0.42	0.16
December 31, 2018	0.42	0.22

The future sale of the Company’s presently outstanding “unregistered” and “restricted” common stock by present members of management and persons who own more than five percent of the Company’s outstanding voting securities may have an adverse effect on any “established trading market” that may develop in the shares of the Company’s common stock.

Holders

As of December 31, 2018, the Company had approximately 152 shareholders of record of common stock, including shares held in “street name” by banks, brokerage clearing houses, depositories or otherwise in unregistered form. The Company does not know the beneficial owners of such shares, or the number of beneficial holders of such shares.

Dividend Distributions

We have not historically distributed dividends to stockholders, nor do we intend to do so in the foreseeable future.

Securities authorized for issuance under equity compensation plans

The Company does not have any securities authorized for issuance under equity compensation plans.

Penny Stock

Our common stock is considered “penny stock” under the rules the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

-	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;

-

contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities’ laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

-	contains a toll-free telephone number for inquiries on disciplinary actions;

-	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

-	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

-	bid and offer quotations for the penny stock;

-	the compensation of the broker-dealer and its salesperson in the transaction;

-	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and

-	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules that require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

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

Acquisition – Canada

In November 2014, the Company entered into its first contract relative to oil and gas activities involving jointly controlled assets and related liabilities by purchasing an undivided 50% interest in the Joffre project located in Alberta, Canada. The working interests of this joint venture, were acquired from a Canadian Company that ended up in receivership, and the administration of these assets proved to be inefficient and unprofitable. The investment in these properties, as well as all uncollected receivables associated with it have been either fully impaired or fully reserved. Effective September 30, 2018, the Company negotiated a sale and settlement of this Canadian joint venture interest and a resolution of all intercompany balances associated with it, for proceeds to the Company of $232,545. An asset retirement obligation of $466,031, offset by the net asset retirement cost of $293,296 associated with this investment, generated a gain from disposal of these assets of $405,280.

Acquisitions – Kansas

In February 2016, the Company closed on the acquisition of working interests in four leases with access to the mineral rights (oil and gas) concerning approximately 281 acres of property in Miami and Franklin Counties in eastern Kansas. In October 2016, the Company, through its subsidiary, Mid-Con Petroleum, LLC, completed an acquisition whereby the Company (i) increased its working interest in three existing oil and gas leases in Miami and Franklin Counties in Eastern Kansas, and (ii) acquired a working interest in four new oil and gas leases in the same region, comprising approximately 660 acres of property.

On September 11, 2017, the Company through its subsidiary, Mid-Con Drilling, LLC (“Mid-Con Drilling”), completed an acquisition of a 90% working interest in four new oil and gas leases in Anderson County in Eastern Kansas, comprising approximately 980 acres of property. On October 2, 2017, the Company, through Mid-Con Drilling, closed on an acquisition, effective October 1, 2017, of a 100% working interest in six new oil and gas leases in Miami and Franklin Counties in Eastern Kansas. On October 4, 2017, the Company, through Mid-Con Drilling, closed on an acquisition of an 80% working interest in six new oil and gas leases in Riley, Geary and Wabaunsee Counties in Kansas. On December 29, 2017, the Company through its subsidiary Mid-Con Development, LLC, completed an acquisition of working interests in approximately 41 oil leases in Ellis and Rooks Counties in Kansas, comprising several thousand acres.

On January 12, 2018, the Company, through MidCon Drilling, completed an acquisition of a 100% working interest in seven new oil and gas leases in Woodson and Allen Counties in Eastern Kansas. Effective February 1, 2018, the Company, through Mid-Con Drilling, closed on the acquisition of a working interest in a lease with access to the mineral rights (oil and gas) concerning approximately 80 acres of property in Douglas County in eastern Kansas.

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

Acquisitions – Texas, Louisiana and Mississippi

On December 22, 2017, the Company completed an acquisition of 100% of the membership interests of Petrodome Energy, LLC, a privately-owned company, with multiple subsidiaries (described in Exhibit 21.1 hereto) with working interests in multiple oil and gas fields across Texas, Louisiana and Mississippi, comprising approximately 11,700 acres.

As a part of this acquisition, the Company retained an operational office in Houston, Texas that includes several senior level professionals with over 100 years of combined oil and gas experience which provides the Company the capability of operating many of its own wells internally. This expertise has since been utilized to evaluate additional oil and gas acquisition opportunities, evaluate the profitable management of all of the Company’s oil and gas assets, and evaluate and develop new drilling prospects.

Acquisitions – Texas and Louisiana

On December 28, 2018, the Company, through its newly formed Ichor Energy subsidiaries (described in Exhibit 21.1 hereto) completed an acquisition (the “Ichor Energy Acquisition”) of working interests in certain oil and gas leases in Texas (primarily in Orange and Jefferson Counties) and Louisiana (primarily in Calcasiue Parish), which include 58 producing wells and 31 salt water disposal wells. The properties produce hydrocarbons from known reservoirs/sands in the on-shore Gulf Coast region, with an average well depth in excess of 10,600 feet, and daily production volumes averaging in excess of 2,300 BOE.

This acquisition of these assets is consistent with the location of our Petrodome assets and are effectively managed from our Houston office.

Going Concern Qualification

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net comprehensive loss of $15,117,547 for the year ended December 31, 2018 and net comprehensive income of $17,828,946 for the year ended December 31, 2017.

As of December 31, 2018, the Company has a working capital deficiency in excess of $15,000,000. The largest component of current liabilities creating this deficiency are notes payable with a face value aggregating approximately $15,000,000 due in August of 2019. The terms of these notes allow for 50% of the principal to be converted into shares of the Company’s common stock at $0.20 per share, and contain a provision whereby the Company has the right to extend the Maturity Date for one additional year to August of 2020. Consideration for the one-year extension is an increase in the interest rate to 12% for the extension period and the issuance of a warrant to purchase an additional 50,000 common shares per $100,000 of outstanding principal of each note on a pro rata basis. The Company also has a promissory note payable to the seller of the certain oil and gas interests purchased on December 28, 2018 in the amount of $23,777,948 with all principal and accrued interest due on the earlier of (i) the date the Company or one of its affiliates completes an acquisition with one or more of the Sellers for a purchase price equal to or greater than $50,000,000 or January 31, 2020.

On December 28, 2018, through one of its subsidiaries, Ichor Energy LLC, entered into a Term Loan Credit Agreement in the amount of $63,592,000. The loan is secured by 100% of the membership units of Ichor Energy, LLC, and all of its assets. Cash generated from the operation of these assets is restricted to lease operating expenses, the payment of debt service on the Term Loan, approximately $12,000,000 of oil and gas development projects approved by the lender, and distributions to the Company of $65,000 per month for general and administrative expenses, and a quarterly tax distribution at the current statutory rates. On a quarterly basis, commencing with the quarter ended June 30, 2019, after appropriate distributions to the Company, any cash in excess of $2,000,000 plus unfunded approved development projects will be swept by the lender as an additional principal payment on the debt.

Management has evaluated these conditions and has been developing a plan to address these obligations.

•	The first piece of the plan was the original structuring of the terms of the notes that are due in August of 2019, to allow the Company to extend the due date for one additional year if needed. The net effect is for the Company to be able to pay $1,500,000 in accrued interest and delay the payment of $15,000,000 in principal for one year.

•	The second piece was the successful acquisition of oil and gas assets in Texas and Louisiana (the Ichor Energy Acquisition) at the end of 2018, to provide cash flow sufficient to not only satisfy the Company’s debt service associated with this acquisition, but to also fund a $12,000,000 development program to increase this purchased production beyond its current average daily production of 2,300 BOE to provide a quicker principal reduction, resulting in an increased equity position relative to these assets.

•	The acquisition of Petrodome in 2017 and the high level of oil and gas expertise retained by Petrodome at the end of 2017 provided an internal lease operating company to efficiently evaluate development opportunities and control lease operating expenses.

•	The Company has a revolving credit facility with CrossFirst Bank, which was approved for $30,000,000. The balance outstanding at December 31, 2018 is less than $12,000,000. Additional funds could be made available to the Company for projects reviewed and approved by the lender.

These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to utilize the resources in place to generate future profitable operations, to develop additional acquisition opportunities, and to obtain the necessary financing to meet its obligations and repay its liabilities arising from business operations when they come due. Management believes the Company will be able to continue to develop new opportunities, and will be able to obtain additional funds through debt and / or equity financings to facilitate its development strategy; however, there is no assurance of additional funding being available. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

RESULTS OF CONTINUING OPERATIONS

The following discussion of the consolidated financial condition and results of operation of the Company should be read in conjunction with the consolidated financial statements and the related Notes included elsewhere in this Report.

Liquidity and Capital Resources

	December 31,
Working Capital:	2018	2017

Current Assets	$4,392,635	$6,857,269
Current Liabilities	$19,504,401	$9,935,948
Asset retirement obligations	$4,413,465	$3,096,263
Working Capital (deficit)	$(15,111,766)	$(3,078,679)

	Years Ended December 31,
Cash Flows:	2018	2017

Net Cash Provided by (Used in) Operating Activities	$(3,926,435)	$(1,278,205)
Net Cash Provided by (Used in) Investing Activities	$(6,514,936)	$(1,842,912)
Net Cash Provided by (Used in) Financing Activities	$8,716,004	$8,837,771
Increase (Decrease) in Cash during the Period	$(1,725,367)	$(5,716,654)
Cash and Cash Equivalents, End of Period	$4,009,892	$5,735,259

The Company had current assets of $4,392,635 as of December 31, 2018, as compared to $6,857,269 in the comparable period in 2017. The Company had current liabilities of $19,504,401 as of December 31, 2018, as compared to $9,935,948 in the comparable period in 2017. The reduction in current assets and the increase in current liabilities is mainly a result of the acquisitions of Petrodome at the end of 2017 and the assets acquired through Ichor Energy at the end of 2018. The Company had a working capital deficit of $15,111,766 as of December 31, 2018, as compared to a working capital deficit of $3,078,679 as of December 31, 2017.

Cash used in operating activities increased to ($3,926,435) during the fiscal year ended December 31, 2018, as compared to ($1,278,205) in the comparable period in 2017.

Cash from financing activities decreased to $8,716,004 during the fiscal year ended December 31, 2018, as compared to $8,837,771 in the comparable period in 2017. The decrease was mostly due to the Company successfully arranging for new debt to facilitate property acquisitions.

Cash used in investing activities increased to ($6,514,936) during the fiscal year ended December 31, 2018, as compared to ($1,842,912) in the comparable period in 2017. The increase is a result of the Company having accomplished the purchase of additional oil and gas working interests in the central united states, facilitated by new investments through both debt and equity.

Revenue

The Company had gross revenues of $7,967,972 for the year ended December 31, 2018, as compared to $1,982,018 for the year ended December 31, 2017, reflecting the impact of the acquisition of Petrodome at the end of 2017 along with continued oil and gas acquisitions and development in the central United States.

Expenses

The Company’s operating expenses increased by $6,432,503 to $15,135,117 for the year ended December 31, 2018, from $8,702,614 for the year ended December 31, 2017. This increase is mainly attributable to increased professional fees associated with evaluation of acquisition prospects and increases in lease operating costs commensurate with the new oil and gas wells purchased in 2017. Additionally, there were increases in accretion expense and depreciation, depletion and amortization expense.

Loss from Operations

The Company incurred a loss from operations of $7,167,145 for the year ended December 31, 2018, as compared to $6,720,596 for the year ended December 31, 2017. The increase in loss from operations was mainly due to the items referred to in the analysis of expenses.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in the Company’s securities.

Seasonality

The Company’s operating results are not affected by seasonality.

Inflation

The Company’s business and operating results are not currently affected in any material way by inflation although they could be adversely affected in the future were inflation to increase, resulting in cost increases.

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

The full cost method requires the Company to calculate quarterly, by cost center, a “ceiling,” or limitation on the amount of properties that can be capitalized on the balance sheet. To the extent capitalized costs of oil and natural gas properties, less accumulated depletion and related deferred taxes exceed the sum of the discounted future net revenues of proved oil and natural gas reserves, the lower of cost or estimated fair value of unproved not properties subject to amortization, the cost of properties not being amortized, and the related tax amounts, such excess capitalized costs are charged to expense.

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

Commodity derivatives

The Company does not designate its commodities derivative instruments as hedges and therefore does not apply hedge accounting. Changes in fair value of derivative instruments subsequent to the initial measurement are recorded as change in fair value on derivative liability, in other income (expense). The estimated fair value amounts of the Company’s commodity derivative instruments have been determined at discrete points in time based on relevant market information which resulted in the Company classifying such derivatives as Level 2. Although the Company’s commodity derivative instruments are valued using public indices, as well as the Black-Sholes model, the instruments themselves are traded with unrelated counterparties and are not openly traded on an exchange.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Viking Energy Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Viking Energy Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity(deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

April 1, 2019

We have served as the Company’s auditor since 2016.

VIKING ENERGY GROUP, INC.

Consolidated Balance Sheets

(Amounts expressed in US Dollars

	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$4,009,892	$536,156
Restricted cash	-	5,199,103
Accounts receivable – oil and gas, net	258,300	573,296
Other receivable – related party	-	548,714
Prepaid expenses	124,443	-
Total current assets	4,392,635	6,857,269

Oil and gas properties, full cost method
Proved developed producing oil and gas properties, net	81,331,986	12,301,141
Undeveloped and non-producing oil and gas properties, net	50,492,906	26,859,634
Total Oil and gas properties, net	131,824,892	39,160,775

Fixed assets, net	200,243	166,741
Derivative asset	681,776	-
Other assets	110,194	9,396
TOTAL ASSETS	$137,209,740	$46,194,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,549,280	$2,555,869
Accrued expenses and other current liabilities	1,014,661	397,070
Undistributed revenues and royalties	1,207,605	1,175,200
Derivative liability	2,531,718	1,052,788
Amount due to directors	395,555	1,192,970
Current portion of long term debt - net of debt discount	11,805,582	3,562,051
Total current liabilities	19,504,401	9,935,948
Long term debt – net of current portion and debt discount	92,076,857	9,742,830
Deferred tax liability	-	910,827
Asset retirement obligations	4,413,465	3,096,263
TOTAL LIABILITIES	115,994,723	23,685,868

Commitments and contingencies (Note 8)	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 28,092 Shares issued and outstanding as of December 31, 2018 and 2017	28	28
Common stock, $0.001 par value, 500,000,000 shares authorized, 90,989,025 and 72,347,990 shares issued and outstanding as of December 31, 2018 and 2017, respectively	90,989	72,348
Additional Paid-In Capital	32,015,913	19,029,892
Prepaid equity-based compensation	-	(11,827)
Retained Earnings (Accumulated deficit)	(10,891,913)	3,417,872
TOTAL STOCKHOLDERS’ EQUITY	21,215,017	22,508,313
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$137,209,740	$46,194,181

The accompanying notes are an integral part of these consolidated financial statements.

VIKING ENERGY GROUP, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Amounts expressed in US Dollars)

	For the Years Ended December 31,
	2018	2017
Revenue
Oil and gas sales	$7,967,972	$1,982,018

Operating expenses
Lease operating costs	3,835,549	1,136,883
General and administrative	7,265,639	1,595,405
Stock based compensation	2,303,213	5,405,106
Accretion – asset retirement obligations	86,023	58,075
Depreciation, depletion & amortization	1,644,693	507,145
Total operating expenses	15,135,117	8,702,614

Loss from operations	(7,167,145)	(6,720,596)

Other income (expenses)
Interest expense	(7,880,273)	(1,604,185)
Change in fair value of derivatives	(1,604,916)	48,875
Loss on sale of investments	-	(7,185)
Gain on disposal of assets	623,960	-
Bargain purchase gain	-	27,021,418
Total other income (expenses)	(8,861,229)	25,458,923

Net loss before income taxes	(16,028,374)	18,738,327
Income tax benefit (expense)	910,827	(910,827)

Net Income (loss)	(15,117,547)	17,827,500

Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	1,446

Net Comprehensive Income (loss)	$(15,117,547)	$17,828,946

Earnings (loss) per weighted average number of common shares outstanding – basic and diluted	$(0.18)	$0.28
Weighted average number of common shares outstanding – basic and diluted	81,950,037	62,589,388

The accompanying notes are an integral part of these consolidated financial statements.

VIKING ENERGY GROUP, INC.

Consolidated Statements of Cash Flows

(Amounts expressed in US Dollars)

	For the Years Ended December 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(15,117,547)	$17,827,500
Adjustments to reconcile net income (loss) to cash used in operating activities:
Change in fair value of derivative liability	1,604,916	(48,875)
Realized loss on long term investment	-	7,185
Stock based compensation	2,303,212	5,405,106
Gain on disposal of assets	(613,589)	-
Bargain purchase gain	-	(27,021,418)
Depreciation, depletion and amortization	1,644,693	507,145
Accretion - Asset retirement obligation	86,023	58,075
Allowance for bad debt	217,057	129,385
Amortization of debt discount	5,969,886	1,105,745
Changes in operating assets and liabilities
Accounts receivable	131,343	(559,566)
Other receivables	548,714	(548,714)
Prepaid expenses and other assets	(159,791)	226,717
Accounts payable	(336,903)	434,504
Accrued expenses and other current liabilities	614,773	226,554
Undistributed revenues and royalties	32,405	(78,569)
Deferred tax Liability	(910,827)	910,827
Amounts due to directors	59,200	140,194
Net cash used in operating activities	(3,926,435)	(1,278,205)

Cash flows from investing activities:
Purchase of oil and gas properties	(4,423,778)	(2,196,872)
Cash Paid for Acquisition	(3,701,698)	(1,000,000)
Cash acquired with acquisition	-	1,252,769
Proceeds from sale of investments	1,610,540	101,191
Net cash used in investing activities	(6,514,936)	(1,842,912)

Cash flows from financing activities:
Proceeds from amount due to directors	583,000	171,301
Repayment of amount due to directors	(1,439,615)	(396,005)
Proceeds from sale of common stock	-	331,667
Debt issuance costs	(1,042,492)	(349,120)
Proceeds from long term debt	19,182,768	11,098,261
Repayment of long term debt	(8,567,657)	(2,018,333)
Net cash provided by financing activities	8,716,004	8,837,771

Net increase (decrease) in cash	(1,725,367)	5,716,654
Cash, beginning of year	5,735,259	18,605
Cash, end of year	$4,009,892	$5,735,259
Supplemental Cash Flow Information:
Cash paid for:
Interest	$644,000	$305,648
Income taxes	$-	$-
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Recognition of asset retirement obligation	$1,901,019	$2,205,171
Financed portion of oil and gas property acquisition	$-	1,995,319
Issuance of shares for oil and gas property acquisitions	$-	$460,600
Amount due seller for oil and gas property acquisition	$-	$2,000,000
Financing associated with oil and gas property acquisition	$81,957,150	-
Issuance of shares and warrants as discount on debt	$8,263,789	$1,185,686
Prepayment of contract through amounts due directors	$-	$100,000,
Debt refinanced through new credit facility	$7,633,389	$-
Private placement debt exchanged for new private placement debt	$5,583,311	$-
Purchase of working interest through new debt	$165,000	$-
Issuance of shares and warrants for services	$2,303,212	$-
Long term debt paid through amounts due directors	$-	$97,500
Accrued expenses exchanged for long term debt	$(866,743)	$9,500
Sale of shares through satisfaction of unrelated notes payable	$-	$127,215
Conversion of debt	$(15,000)	$-

The accompanying notes are an integral part of these consolidated financial statements.

VIKING ENERGY GROUP, INC.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Amounts expressed in US Dollars)

							Accumulated	Retained	Total
					Additional	Prepaid	Other	Earnings	Stockholders'
	Common Stock		Preferred Stock		Paid-in	Equity-Based	Comprehensive	(Accumulated	Equity
	Number	Amount	Number	Amount	Capital	Compensation	Loss	Deficit)	(Deficit)

Balances at December 31, 2016	53,093,192	$53,093	28,092	$28	$11,526,847	$(35,068)	$(1,446)	$(14,409,628)	$(2,866,174)

Shares issued for consulting services	3,949,889	3,951			689,097				693,048
Shares issued as prepaid equity-based compensation	4,385,000	4,385			860,836	(865,221)			-
Sale of stock	3,059,442	3,059			455,858				458,917
Derivative liability adjustments - satisfaction of convertible debt					35,232				35,232
Amortization of prepaid equity-based compensation						888,462			888,462
Unrealized gain (loss)on securities held for sale							1,446		1,446
Shares and warrants issued as discount on new debt	3,040,000	3,040			681,371				684,411
Shares issued as debt discount	2,646,000	2,646			322,229				324,875
Shares issued in cashless exercise of warrants	174,467	174			(174)				-
Shares issued in acquisition of oil and gas properties	2,000,000	2,000			458,600				460,600
Warrants issued for services					3,999,996				3,999,996
Net income for the year ended December 31, 2017								17,827,500	17,827,500

Balances at December 31, 2017	72,347,990	$72,348	28,092	$28	$19,029,892	$(11,827)	$-	$3,417,872	$22,508,313

Accounting principle change relative to certain derivative liabilities - Note 2.								807,762	807,762
Shares issued as debt discount	11,447,000	11,447			2,467,086				2,478,533
Shares issued as prepaid equity-based compensation	250,000	250			54,750	(55,000)			-
Amortization of prepaid equity-based compensation						66,827			66,827
Shares issued for services	6,305,297	6,306			1,456,691				1,462,997
Shares issued in debt conversion	75,000	75			14,925				15,000
Warrants issued for services					773,388				773,388
Shares issued in cashless exercise of warrants	563,738	563			(563)				-
Warrants issued as debt discount					5,226,855				5,226,855
Beneficial conversion feature of debt as debt discount					2,812,145				2,812,145
Warrants issued for subsidiary equity in acquisition of oil and gas properties					180,744				180,744
Net loss for the year ended December 31, 2018								(15,117,547)	(15,117,547)

Balances at December 31, 2018	90,989,025	$90,989	28,092	$28	$32,015,913	$-	$-	$(10,891,913)	$21,215,017

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

The Company’s business plan is to engage in the acquisition, exploration, development and production of oil and natural gas properties, both individually and through collaborative partnerships with other companies in this field of endeavor. Since 2014 the Company has had the following related activities:

•	In November 2014, the Company entered into its first contract relative to oil and gas activities involving jointly controlled assets and related liabilities by purchasing an undivided 50% interest in the Joffre project located in Alberta, Canada. Effective September 30, 2018, the Company negotiated a sale and settlement of this Canadian joint venture interest and a resolution of all intercompany balances associated with it, for proceeds to the Company of $232,545. An asset retirement obligation of $466,031 offset by the net asset retirement cost of $293,296 associated with this investment generated a gain from disposal of these assets of $405,280.

•	In February 2016, the Company closed on the acquisition of working interests in four leases with access to the mineral rights (oil and gas) concerning approximately 281 acres of property in Miami and Franklin Counties in eastern Kansas.

•	In October 2016, the Company, through its subsidiary Mid-Con Petroleum, LLC (“Mid-Con Petroleum”), completed an acquisition whereby the Company (i) increased its working interest in three existing oil and gas leases in Miami and Franklin Counties in Eastern Kansas, and (ii) acquired a working interest in four new oil and gas leases in the same region, comprising approximately 660 acres of property.

•	On September 11, 2017, the Company through its subsidiary Mid-Con Drilling, LLC (“Mid-Con Drilling”), completed an acquisition of a 90% working interest in four new oil and gas leases in Anderson County in Eastern Kansas, comprising approximately 980 acres of property.

•	On October 2, 2017, the Company, through Mid-Con Drilling, closed on an acquisition, effective October 1, 2017, of a 100% working interest in six new oil and gas leases in Miami and Franklin Counties in Eastern Kansas.

•	On October 4, 2017, the Company, through Mid-Con Drilling, closed on an acquisition of an 80% working interest in six new oil and gas leases in Riley, Geary and Wabaunsee Counties in Kansas.

•	On December 22, 2017, the Company completed an acquisition of 100% of the membership interests of Petrodome Energy, LLC, a privately-owned company, with working interests in multiple oil and gas fields across Texas, Louisiana and Mississippi, comprising approximately 11,700 acres.

•	On December 29, 2017, the Company through its subsidiary Mid-Con Development, LLC (“Mid-Con Development”), completed an acquisition of working interests in approximately 41 oil leases in Ellis and Rooks Counties in Kansas, comprising several thousand acres.

•	On January 12, 2018, the Company, through MidCon Drilling, completed an acquisition of a 100% working interest in seven new oil and gas leases in Woodson and Allen Counties in Eastern Kansas.

•	Effective February 1, 2018, the Company, through Mid-Con Drilling, closed on the acquisition of a working interest in a lease with access to the mineral rights (oil and gas) concerning approximately 80 acres of property in Douglas County in eastern Kansas.

•	On December 28, 2018, the Company, through its subsidiary Ichor Energy, LLC (“Ichor Energy”) completed an acquisition of working interests in certain oil and gas leases in Texas (primarily in Orange and Jefferson Counties) and Louisiana (primarily in Calcasiue Parish), which include 58 producing wells and 31 salt water disposal wells. The properties produce hydrocarbons from known reservoirs/sands in the on-shore Gulf Coast region, with an average well depth in excess of 10,600 feet.

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net comprehensive loss of $15,117,547 for the year ended December 31, 2018 and net comprehensive income of $17,828,946 for the year ended December 31, 2017.

As of December 31, 2018, the Company has a working capital deficiency in excess of $15,000,000. The largest component of current liabilities creating this deficiency are notes payable with a face value aggregating approximately $15,000,000 due in August of 2019. The terms of these notes allow for 50% of the principal to be converted into shares of the Company’s common stock at $0.20 per share, and contain a provision whereby the Company has the right to extend the Maturity Date for one additional year to August of 2020. Consideration for the one-year extension is an increase in the interest rate to 12% for the extension period and the issuance of a warrant to purchase an additional 50,000 common shares per $100,000 of outstanding principal of each note on a pro rata basis. The Company also has a promissory note payable to the seller of the certain oil and gas interests purchased on December 28, 2018 in the amount of $23,777,948 with all principal and accrued interest due on the earlier of (i) the date the Company or one of its affiliates completes an acquisition with one or more of the Sellers for a purchase price equal to or greater than $50,000,000 or January 31, 2020.

On December 28, 2018, through one of its subsidiaries, Ichor Energy LLC, entered into a Term Loan Credit Agreement in the amount of $63,592,000. The loan is secured by 100% of the membership units of Ichor Energy, LLC, and all of its assets. Cash generated from the operation of these assets is restricted to lease operating expenses, the payment of debt service on the Term Loan, approximately $12,000,000 of oil and gas development projects approved by the lender, and distributions to the Company of $65,000 per month for general and administrative expenses, and a quarterly tax distribution at the current statutory rates. On a quarterly basis, commencing with the quarter ended June 30, 2019, after appropriate distributions to the Company, any cash in excess of $2,000,000 plus unfunded approved development projects will be swept by the lender as an additional principal payment on the debt.

Management has evaluated these conditions and has been developing a plan to address these obligations.

•	The first piece of the plan was the original structuring of the terms of the notes that are due in August of 2019, to allow the Company to extend the due date for one additional year if needed. The net effect is for the Company to be able to pay $1,500,000 in accrued interest and delay the payment of $15,000,000 in principal for one year.

•	The second piece was the successful acquisition of oil and gas assets in Texas and Louisiana (the Ichor Energy Acquisition) at the end of 2018, to provide cash flow sufficient to not only satisfy the Company’s debt service associated with this acquisition, but to also fund a $12,000,000 development program to increase this purchased production beyond its current average daily production of 2,300 BOE to provide a quicker principal reduction, resulting in an increased equity position relative to these assets.

•	The acquisition of Petrodome in 2017 and the high level of oil and gas expertise retained by Petrodome at the end of 2017 provided an internal lease operating company to efficiently evaluate development opportunities and control lease operating expenses.

•	The Company has a revolving credit facility with CrossFirst Bank, which was approved for $30,000,000. The balance outstanding at December 31, 2018 is less than $12,000,000. Additional funds could be made available to the Company for projects reviewed and approved by the lender.

These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to utilize the resources in place to generate future profitable operations, to develop additional acquisition opportunities, and to obtain the necessary financing to meet its obligations and repay its liabilities arising from business operations when they come due. Management believes the Company will be able to continue to develop new opportunities, and will be able to obtain additional funds through debt and / or equity financings to facilitate its development strategy; however, there is no assurance of additional funding being available. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

Note 2 Summary of Significant Accounting Policies

a) Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for consolidated financial information and with the instructions to Form 10-K as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, these consolidated financial statements include all of the disclosures required by generally accepted accounting principles for complete consolidated financial statements.

b) Basis of Consolidation

The financial statements presented herein reflect the consolidated financial results of the Company and its wholly owned subsidiaries, Viking Oil & Gas (Canada) ULC, a Canadian corporation formed to provide a base of operations for properties in Canada; Mid-Con Petroleum, LLC, Mid-Con Drilling, LLC, and Mid-Con Development, LLC, which were all formed to provide a base of operations for properties in the Central United States; and Petrodome Energy, LLC, Ichor Energy Holdings, LLC, Ichor Energy, LLC, Ichor Energy (TX), LLC, and Ichor Energy (LA), LLC, which provides a base of operations to facilitate property acquisitions in Texas, Louisiana and Mississippi. All significant intercompany transactions and balances have been eliminated.

c) Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. Significant areas requiring the use of management estimates relate to impairment of long-lived assets, stock-based compensation, asset retirement obligations, business combinations, derivatives and the determination of expected tax rates for future income tax recoveries.

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

d) Financial Instruments

Accounting Standards Codification, “ASC” Topic 820-10, “Fair Value Measurement” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 820-10, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measurement. The carrying amounts reported in the consolidated balance sheets for accounts receivable, other receivable – related party, accrued expenses and other current liabilities, accounts payable, derivative liabilities and assets, amount due to directors, and convertible notes each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

•	Level 3: inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets and liabilities measured at fair value as of December 31, 2018 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial Assets
Commodity Derivative	$-	$681,776	$-	$926,802
	$-	$681,776	$-	$926,802

Financial liabilities
Commodity Derivative		2,531,718	-	(2,531,718)
	$-	$2,531,718	$-	$(2,531,718)

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

The Company had a long-term investment which consisted of 1,437,500 common shares of Tanager Energy Inc., as of December 31, 2016. During the three months ended March 31, 2017, the Company sold these shares. The change in the fair value of this investment that has been recognized as an unrealized gain in other comprehensive income on the statement of operations and comprehensive loss was $1,446 for the year ended December 31, 2017.

The Company had commodity financial derivatives in place at December 31, 2018 and 2017. The Company does not designate its commodities derivative instruments as hedges and therefore does not apply hedge accounting. Changes in fair value of derivative instruments subsequent to the initial measurement are recorded as change in fair value on derivative liability, in other income (expense). The estimated fair value amounts of the Company’s commodity derivative instruments have been determined at discrete points in time based on relevant market information which resulted in the Company classifying such derivatives as Level 2. Although the Company’s commodity derivative instruments are valued using public indices, as well as the Black-Sholes model, the instruments themselves are traded with unrelated counterparties and are not openly traded on an exchange.

Although the Company is exposed to credit risk to the extent of nonperformance by the counterparties to these derivative contracts, the Company does not anticipate such nonperformance and monitors the credit worthiness of its counterparties on an ongoing basis.

The Company has entered into certain commodity derivative instruments containing swaps and collars, which are effective in mitigating commodity price risk associated with a portion of its future monthly natural gas and crude oil production and related cash flows.

In a commodities swap agreement, the Company trades the fluctuating market prices of oil or natural gas at specific delivery points over a specified period, for fixed prices. As a producer of oil and natural gas, the Company holds these commodity derivatives to protect the operating revenues and cash flows related to a portion of its future natural gas and crude oil sales from the risk of significant declines in commodity prices, which helps reduce exposure to price risk and improves the likelihood of funding its capital budget. If the price of a commodity rises above what the Company has agreed to receive in the swap agreement, the amount that it agreed to pay the counterparty is expected to be offset by the increased amount it received for its production.

The Company has entered into collar agreements related to oil and gas production with established floors and ceilings, which upon settlement, if the current market price of the commodity is below the floor, the Company receives the difference. If the current market price of the commodity is above the ceiling the Company pays the excess over the ceiling price.

The derivative assets were $681,776 as of December 31, 2018, and the derivative liabilities were $2,531,718 and $1,052,788 as of December 31, 2018 and 2017 respectively. The change in the fair value of the derivative assets and liabilities for the year ended December 31, 2018 consisted of an increase of $926,802 associated with existing commodity derivatives and a decrease of $2,531,718 associated with new commodity derivatives related to the acquisition accomplished on December 28, 2018 and a loss recognized in the statement of operations and comprehensive loss in the amount of $1,604,916. The change in the fair value of the derivative assets and liabilities for the year ended December 31, 2017 consisted of an increase of $183,965 associated with commodity derivatives, and a decrease in derivative liabilities of $232,840 associated with warrants and the conversion features of new convertible debt, and a reduction of $35,232 associated with the satisfaction of certain convertible debt resulting in a gain recognized in the statement of operations and comprehensive loss in the amount of $48,875.

The table below is a summary of the Company’s commodity derivatives as of December 31, 2018:

Natural Gas	Period	Average MMBTU per Month	Fixed Price per MMBTU

Swap	Dec-18 to Dec-22	118,936	$2.715

Crude Oil	Period	Average BBL per Month	Price per BBL

Swap	Dec-18 to Dec- 22	24,600	$50.85
Swap	Dec-17 to Dec-19	1,400	$54.77
Swap	Jan-20 to Jun-20	1,400	$52.71
Collar	Dec-17 to Jun-20	4,000	$55.00 / $72.00
Collar	Sep-17 to Sep-19	1,100	$47.00 / $54.10

The tables below summarize the Company’s commodity derivatives and the effect of master netting arrangements on the presentation in the Company’s consolidated balance sheets as of December 31, 2018:

	Gross Amounts	Offsets on the Consolidated Balance Sheet	Net Amount

Derivative assets
Fair value of derivative contracts	$880,700	$(198,924)	$681,776

Derivative liabilities
Fair value of derivative contracts	$2,730,642	$(198,924)	$2,531,718

e) Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investment securities that have original maturities of three months or less. At December 31, 2018 and 2017, the Company has cash deposits in excess of FDIC insured limits in the amounts of $3,045,695 and $5,372,818 respectively.

Restricted cash in the amount of $5,199,103 as of December 31, 2017 represents cash provided through funding for the Petrodome acquisition, restricted for drilling and exploration at that time.

f) Accounts receivable

Accounts receivable consist of oil and gas receivables.. The Company evaluates these accounts receivable for collectability and, when necessary, records allowances for expected unrecoverable amounts. The Company has recorded an allowance for doubtful accounts of $217,057 at December 31, 2018.

g) Prepaid Equity-Based Compensation

Prepaid equity-based expenses represent amounts paid in advance through the issuance of restricted shares of stock, for future contractual benefits to be received. These expenses paid in advance are recorded as prepaid equity-based compensation as a component of “Stockholders’ Equity” and then amortized to the statements of operations and comprehensive loss over the life of the contract using the straight-line method. At December 31, 2018 and December 31, 2017, the balances of the prepaid equity-based compensation were comprised of the following:

	December 31, 2018	December 31, 2017

In February 2017, a one-year consulting agreement for services related to investor relations, market exposure and content development for a total amount of $44,160.	$-	$6,412

In April 2017, a one-year consulting agreement comprised of four quarterly incremental installments for services related to analysis of potential oil and gas acquisitions, for an initial quarterly amount of $40,250, a second installment of $28,000 in July 2017, and a third installment of $55,000 in January 2018.	-	5,415

	$-	$11,827

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

Depreciation, depletion and amortization expense utilizing the unit-of-production method for the Company’s oil and gas properties for the years ended December 31, 2018 and 2017 were as follows:

Oil and Gas Properties by Geographical Cost Center
	Years ended,
	December 31,
Cost Center	2018	2017

Canada	$21,387	$66,454
United States	1,623,306	440,691

	$1,644,693	$507,145

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

The Company did not recognize an impairment loss on oil and gas properties for the years ended December 31, 2018 and 2017, respectively.

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

k) Income (loss) per Share

Basic income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares and, adjusted by any effects of warrants and options outstanding, if dilutive, that may add to the number of common shares during the period. At December 31, 2018 there were approximately 183,313,800 common stock equivalents that were anti-dilutive. At December 31, 2017, there were 31,503,126 common stock equivalents that were not dilutive due to the market price being at or lower than the corresponding exercise price.

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

The following table disaggregates the Company’s revenue by source for the years emded December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017

Oil	$7,777,100	$1,929,875
Natural gas and Natural gas liquids	190,872	52,143

	$7,967,972	$1,982,018

m) Income Taxes

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

In assessing the realizability of its deferred tax assets and liabilities, management evaluated whether it is more likely than not that some portion or all of its deferred tax assets and liabilities will be realized. As of December 31, 2017, based on all the available evidence, management determined that it was more likely than not that a deferred tax liability of $910,827 would be fully realized. During the year ended December 31, 2018, the Company incurred a net loss, which created a decrease in its deferred tax liability with a corresponding income tax benefit in the amount of $910,827.

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

During the year ended December 31, 2018, the Company granted 28,996,906 fully vested warrants to purchase common stock. The Company used the following Black-Scholes assumptions in arriving at the fair value of warrants recorded as stock-based compensation expense in the amount of $653,419 and warrants recorded as debt discount in the amount of $1,716,039.

Expected Life in Years	5.0
Risk-free Interest Rates	2.55% to 2.94%
Volatility	291% to 297%
Dividend Yield	0%

At December 31, 2018, there were no unrecognized compensation cost related to unvested warrants expected to be recognized in the future.

The following table represents stock warrant activity as of and for the year ended December 31, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding – December 31, 2017	27,440,626	0.27	8.2 years	-
Granted	28,821,690	0.25	4.7 years	-
Exercised	(1,440,626)	-	-	-
Forfeited/expired/cancelled	-		-	-
Warrants Outstanding – December 31, 2018	54,821,690	$0.26	6.0 years	$-
Outstanding Exercisable – December 31, 2017	27,440,626	$0.27	8.2 years	$-
Outstanding Exercisable – December 31, 2018	54,821,690	$0.26	6.0 years	$-

o) Impairment of long-lived assets

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset’s expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the years ended December 31, 2018 and 2017.

p) Foreign Currency Exchange

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

For financial reporting purposes, the operational results of the Company’s oil and gas operations in Canada are prepared using the CAD, and are translated into the Company’s reporting currency, the U.S. Dollar. Revenue and expenses applicable to the oil and gas operations in Alberta, Canada are translated using average rates prevailing during each reporting period. Gains or losses resulting from the settlement of foreign currency transactions are recorded as a separate component of accumulated other comprehensive income in stockholders’ equity when realized. There have been no settlement transactions that resulted in the recognition of a foreign currency exchange gain or loss during the years ended December 31, 2018 and 2017.

q) Derivative Liability

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

The Company has evaluated the terms and conditions of certain of its warrants which included “down round” features. . The warrants did not meet the definition of “indexed to a company’s own stock” due to the down round protection feature. Therefore, the warrants required liability classification. The Company initially and subsequently measure the warrants at fair value, with changes in fair value recognized in earnings. On January 1, 2018, the Company adopted ASU 2017-11, Derivatives and Hedging (Topic 815), and increased beginning retained earnings in the amount of $807,762 (see Note 1 (t).

r) Accounting for Asset Retirement Obligations

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

The following table describes the changes in the Company’s asset retirement obligations for the years ended December 31, 2018 and 2017:

	Year ended December 31, 2018	Year ended December 31, 2017

Asset retirement obligation – beginning	$3,096,263	$833,017
Oil and gas purchases	1,898,019	2,205,171
Adjustments through disposals and settlements	(666,840)	-
Accretion expense	86,023	58,075

Asset retirement obligation – ending	$4,413,465	$3,096,263

s) Undistributed Revenues and Royalties

The Company records a liability for cash collected from oil and gas sales that have not been distributed. The amounts get distributed in accordance with the working interests of the respective owners.

t) Recent Accounting Pronouncements

As of December 31, 2018, and through the date of this filing, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements. The Company will monitor these emerging issues to assess any potential future impact on its financial statements.

ASU Update 2014-09, “Revenue from Contracts with Customers (Topic 606),” converged guidance on recognizing revenue in contracts with customers on an effective date after December 31, 2017. The ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers which supersedes current revenue recognition guidance, including most industry-specific guidance. The guidance provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The Company adopted Topic 606 as of January 1, 2018, using the modified retrospective transition method. Under the modified retrospective method, the Company would recognize the cumulative effect of initially applying the standard as an adjustment to opening retained earnings at the date of initial application; however, we did not have any material adjustment as of the date of the adoption. The comparative periods have not been restated.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard will be effective for our interim and annual periods beginning January 1, 2019, and will be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company has evaluated the timing of adoption and the potential impact of this standard on our financial position, but we do not expect it to have a material impact on our financial position or results of operations.

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

u) Subsequent events

The Company has evaluated all events subsequent to December 31, 2018, and through April 1, 2019. There were no subsequent events that need disclosure.

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

Goodwill / Bargain Purchase Gain is calculated by comparing the total purchase price to the fair values of assets acquired and liabilities assumed in connection with this acquisition as follows:

Total Purchase Price	$3,455,919

Fair Value of Assets and Liabilities
Cash	$1,252,769
Prepaid expenses and other assets	39,185
Oil and Gas Properties	30,257,265
Property and equipment	172,491
Other asset - rental deposit	9,396
Less undistributed revenues and royalties	(1,253,769)
Total Fair Value of Acquisition	30,477,337

Calculated Goodwill (Bargain Purchase Gain)	$(27,021,418)

Proforma unaudited condensed selected financial data for the year ended December 31, 2017 as though this acquisition had taken place at January 1, 2017 are as follows:

Year Ended December 31, 2017

Revenues	$8,093,866

Net Loss (excludes unrealized gains / losses)	$(11,854,867)

Loss per share	$(0.19)

Certain Working Interests in Texas and Louisiana

As discussed in Note 1, on December 28, 2018, the Company, through its subsidiary Ichor Energy, LLC (“Ichor Energy”) completed an acquisition of working interests in certain oil and gas leases in Texas and Louisiana.

The total consideration given, representing the full purchase price of the working interests in these certain oil and gas leases in Texas and Louisiana, is calculated as follows:

Total Consideration Given

Cash consideration	$3,701,698
Term loan - net	61,528,602
Fair value of Ichor Energy Warrants	180,744
Accrued obligation	330,314
Note payable Seller	23,777,948

$89,519,306

Provisional Fair Value of Assets and Liabilities

Oil and Gas Properties	$91,189,272
Asset retirement obligations assumed	(1,669,966)

$89,519,306

The accrued obligation of $330,314 is included in accrued expenses at December 31, 2018.

The Company has not completed its assessment of the fair value of the assets and liabilities as of December 31, 2018, as the Company and the seller have not finalized a reconciliation of the operating activities of the acquired properties from the effective date to the closing date.

Proforma unaudited condensed selected financial data for the years ended December 31, 2018 and 2017 as though this acquisition had taken place at January 1, 2017 are as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017

Revenues	$49,664,112	$24,780,125

Net Income (excludes unrealized gains / losses)	$1,441,930	$19,977,235

Income per share	$0.02	$0.32

Note 4. Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification and geographical cost center for the year months ended December 31, 2018:

	December 31, 2017	Adjustments	Impairments	December 31, 2018

Proved developed producing oil and gas properties
Canada cost center	$23,279	$(23,279)	$-	$-
United States cost center	12,513,088	69,423,633	-	81,936,721
Accumulated depreciation, depletion and amortization	(235,226)	(369,509)	-	(604,735)
Proved developed producing oil and gas properties, net	$12,301,141	$69,030,845	$-	$81,331,986

Undeveloped and non-producing oil and gas properties
Canada cost center	$382,935	$(382,935)	$-	$-
United States cost center	26,851,244	25,122,475	-	51,973,719
Accumulated depreciation, depletion and amortization	(374,545)	(1,106,268)	-	(1,480,813)
Undeveloped and non-producing oil and gas properties, net	$26,859,634	$23,633,272	$-	$50,492,906

Total Oil and Gas Properties, Net	$39,160,775	$92,664,117	$-	$131,824,892

The following table summarizes the Company’s oil and gas activities by classification and geographical cost center for the year months ended December 31, 2017:

	December 31, 2016	Adjustments	Impairments	December 31, 2017

Proved developed producing oil and gas properties
Canada cost center	$34,733	$(11,454)	$-	$23,279
United States cost center	1,787,840	10,725,248	-	12,513,088
Accumulated depreciation, depletion and amortization	(57,200)	(178,026)	-	(235,226)
Proved developed producing oil and gas properties, net	$1,765,373	$10,535,768	$-	$12,301,141

Undeveloped and non-producing oil and gas properties
Canada cost center	$371,481	$11,454	$-	$382,935
United States cost center	917,184	25,934,060	-	26,851,244
Accumulated depreciation, depletion and amortization	(51,176)	(323,369)	-	(374,545)
Undeveloped and non-producing oil and gas properties, net	$1,237,489	$25,622,145	$-	$26,859,634

Total Oil and Gas Properties, Net	$3,002,862	$36,157,913	$-	$39,160,775

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

On October 2, 2017, the Company, through Mid-Con Drilling, closed on an acquisition, effective October 1, 2017, of a 100% working interest in six new oil and gas leases in Miami and Franklin Counties in Eastern Kansas. The purchase includes an undivided interest in all oil and gas wells, equipment, fixtures and other personal property located upon the leased properties and used in connection with oil and gas operations upon the leases attributable to the working interests purchased by Viking, through Mid-Con. To facilitate this transaction, the Company, through Mid-Con Drilling executed a Promissory Note, dated October 2, 2017 in favor of Cornerstone Bank in the amount of $290,000. The acquisition price for this acquisition was $530,000.

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

In connection with the closing of the Acquisition, Petrodome Energy and each of the Acquired Companies entered into a Term Loan Agreement, dated December 22, 2017, by and among the Borrowers, 405 Petrodome LLC, as administrative agent (the “Agent”), and 405 Petrodome LLC and Cargill, Incorporated, as lenders (collectively, the “Lenders”). The Loan Agreement provided for a funded term loan in the amount of $8.0 million at a 6.0% original issue discount, which results in an original principal amount of approximately $8.5 million (the “Term Loan”). The Borrowers also paid an upfront fee equal to 1.0% of the Term Loan amount. The maturity date of the Term Loan is December 22, 2019 (the “Maturity Date”). On the closing date, approximately $5.2 million of the Term Loan was funded into a capital expenditures account controlled by the Agent (the “CapEx Account”). The release of funds from the CapEx Account to the Borrowers is subject to the satisfaction, in the Agent’s sole discretion, of several conditions related to the Borrowers’ operations and development prospects.

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

During November, 2018, the Company created, Ichor Energy Holdings, LLC, (a Nevada Limited Liability Company), Ichor Energy, LLC (a Nevada Limited Liability Company), Ichor Energy (TX), LLC (a Texas Limited Liability company), and Ichor Energy (LA), LLC (a Louisiana Limited Liability Company) to facilitate the acquisition and ownership of certain oil and gas leases in Texas and Louisiana. The acquisition closed on December 28, 2018, and in connection therewith: (i) Ichor Energy (LA), LLC, a wholly-owned subsidiary of Ichor Energy, acquired all of the purchased assets located in Louisiana; and (ii) Ichor Energy (TX), LLC, a wholly-owned subsidiary of Ichor Energy, acquired all of the purchased assets located in Texas.

To facilitate the above-noted acquisition, the Company executed a Security and Pledge Agreement along with a $23,777,948 Promissory Note in favor of the seller, and caused Ichor Energy Holdings and Ichor Energy Holdings’ wholly-owned subsidiary, Ichor Energy, to enter into a Term Loan Credit Agreement dated December 28, 2018, with ABC Funding LLC, as administrative agent for various lenders the “Term Loan”).

On December 28, 2018, the Company, through one of its subsidiaries, Ichor Energy LLC, entered into a Term Loan Credit Agreement with various lenders represented by ABC Funding, LLC as administrative agent. The agreement provides for a total loan amount of $63,592,000, bearing interest at a rate per annum equal to the greater of (i) a floating rate of interest equal to 10% plus LIBOR, and (ii) a fixed rate of interest equal to 12%, payable monthly on the last day of each calendar month, commencing January 31, 2019. Principal payments shall be made quarterly at 1.25% of the initial loan amount, commencing on the last business day of the fiscal quarter ending June 30, 2019.  Cash generated from the operation of these assets is restricted to lease operating expenses, the payment of debt service on the Term Loan, approximately $12,000,000 of oil and gas development projects approved by the lender, and distributions to the Company of $65,000 per month for general and administrative expenses, and a quarterly tax distribution at the current statutory rates.  On a quarterly basis, commencing with the quarter ended June 30, 2019, after appropriate distributions to the Company, any cash in excess of $2,000,000 plus unfunded approved development projects will be swept by the lender as an additional principal payment on the debt.  To the extent not previously paid, all loans under the Loan Agreement shall be due and payable on the December 28, 2023 (the Maturity Date).

Note 5. Related Party Transactions

During April 2015, the Company made an advance to Tanager Energy Inc., in conjunction with a joint investment in the second oil well of the Joffre Project. During the year ended December 31, 2018, the Company terminated its joint venture interest and resolved all related balances associated with its relationship with Tanager Energy, Inc. for a payment to the Company of $227,356.

On May 16, 2017, Tom Simeo, formerly the Company’s Executive Chairman and a Director, resigned from all positions with the Company. During the period up to his resignation, Tom Simeo did not accrue payroll and made no advances to the Company. The Company paid a total of $20,643 against prior advances. Concurrent with his resignation, Mr. Simeo waived any remaining balance of prior advances previously payable to him. As of December 31, 2018, and 2017 there are no remaining balances payable to Mr. Simeo.

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

On December 29, 2017, Frank W. Barker, Jr. was appointed as a member of the Company’s board of directors and as the Company’s Chief Financial Officer. During the year ended December 31, 2017, Mr. Barker, through FWB Consulting, Inc., an affiliate of Mr. Barker, incurred expenses on behalf of the Company in the amount of $2,025, and invoiced the Company $32,500 for services, of which $23,500 was paid. As of December 31, 2017, the total amount due to FWB Consulting, Inc. is $51,960, and is included in accounts payable.

During the year ended December 31, 2018, the Company’s CEO and Director, James Doris, incurred expenses on behalf of, and made advances to the Company in the amount of $642,199 in order to provide the Company with funds to carry on its operations, and the Company made repayments of $972,779. These advances do not bear interest, are unsecured and have no specific terms of repayment. As of December 31, 2018, the amount due to Mr. Doris for advances and expenses paid on behalf of the Company is $0. Additionally, Mr. Doris made several loans to the Company totaling $862,390, of which $466,835 was paid back during the year ended December 31, 2018. These loans all accrue interest at 12%, and are payable on demand. As of December 31, 2018, the total amount due to Mr. Doris for these loans is $395,555. Accrued interest of $78,116 is included in accrued expenses and other current liabilities at December 31, 2018.

During the year ended December 31, 2018, the Company’s CFO, Frank W. Barker, Jr., through FWB Consulting, Inc., and Frank W. Barker, Jr., CPA PA, both affiliates of Mr. Barker, incurred expenses on behalf of the Company in the amount of $5,697, and invoiced the Company $126,000 for services, of which $69,189 was paid. As of December 31, 2018, the total amount due to FWB Consulting, Inc. is $114,468, and is included in accounts payable. Mr. Barker resigned as a Director on August 18, 2018.

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

During the year ended December 31, 2017, the Company issued the shares of its common stock as follow:

•	3,949,889 shares of common stock issued in exchange for services valued at fair market value on the date of the transaction totaling $693,048.

•	4,385,000 shares of common stock issued as prepaid equity-based compensation valued at fair market value on the date of the transaction totaling $865,221.

•	3,095,442 shares of common stock issued pursuant to a securities purchase agreement valued at approximately $0.15 per share totaling $458,917.

•	3,040,000 shares of common stock issued as discount on new debt valued at fair market value on the date of each transaction, totaling $684,411

•	2,646,000 shares of common stock issued as discount on new debt valued at fair market value on the date of each transaction, totaling $324,875.

•	174,467 shares of common stock issued pursuant to a cashless exercise of warrants valued at fair market value on the date of exercise.

•	2,000,000 shares of common stock issued in conjunction with the acquisition of oil and gas properties valued at the fair market value on the date of the transaction.

During the year ended December 31, 2018, the Company issued the shares of its common stock as follow:

•	11,447,000 shares of common stock issued as debt discount valued at fair market value on the date of each transaction totaling $2,478,533.

•	250,000 shares of common stock issued as prepaid equity-based compensation valued at fair market value at the date of the transaction, totaling $55,000.

•	6,305,297 shares of common stock issued for services valued at the fair market value on the date of each transaction totaling $1,462,997

•	75,000 shares of common stock issued in a debt conversion valued at $0.20 per share, or $15,000.

•	563,738 shares of common stock issued pursuant to a cashless exercise of warrants valued at fair market value on the date of exercise.

Note 7. Long Term Debt

Long term debt consisted of the following at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017

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

	-	75,000

On October 4, 2016, the Company closed on a revolver loan with Crossfirst Bank in the amount of $1,800,000, payable at $15,000 per month, interest at 10%, with all unpaid principal and accrued interest payable on September 30, 2018. The balance shown is net of unamortized discount of $0 and $10,341 at December 31, 2018 and 2017 respectively.	-	1,594,659

During July and August of 2017, the Company borrowed $1,475,000 from private lenders pursuant to a 10% Secured Convertible Promissory Note with a twelve-month maturity. The balance shown is net of unamortized discount of $0 and $271,403 at December 31, 2018 and 2017 respectively.	-	1,203,597

During August through December of 2017, the Company borrowed $2,989,000, and from January through June 2018, the Company borrowed $3,230,000, all from private lenders pursuant to a 10% Secured Promissory Note with all principal and accrued interest payable on the maturity date of October 31, 2018. During the year ended December 31, 2018, $1,610,000 of these notes were paid in full and $4,609,000 of these notes have been exchanged for new partially convertible promissory notes. The promissory notes are secured by the membership interests of Mid-Con Drilling, LLC. The balance shown is net of unamortized discount of $0 and $867,399 at December 31, 2018 and 2017 respectively.

	-	2,121,601

On September 8, 2017, the Company closed on a Promissory Note with Cornerstone Bank in the amount of $256,983, payable interest only for the first twelve months commencing October 8, 2017, variable interest rate, currently at 5.5%, followed by 83 monthly payments of $3,765, interest at 6%, final payment due on September 8, 2025. The balance shown is net of unamortized discount of $0 and $0 at December 31, 2018 and 2017 respectively.	-	253,870

On September 29, 2017, the Company closed on a Promissory Note with Cornerstone Bank in the amount of $290,000, payable interest only for the first twelve months commencing October 29, 2017, variable interest rate, currently at 5.5%, followed by 83 monthly payments of $3,765, interest at 6%, final payment due on September 29, 2025. The balance shown is net of unamortized discount of $0 and $3,925 at December 31, 2018 and 2017 respectively.	-	286,075

On October 3, 2017, the Company closed on a Promissory Note with Cornerstone Bank in the amount of $204,000, payable interest only for the first twelve months commencing November 3, 2017, variable interest rate, currently at 5.5%, followed by 83 monthly payments of $3,765, interest at 6%, final payment due on October 3, 2025. The balance shown is net of unamortized discount of $0 and $3,451 at December 31, 2018 and 2017 respectively.	-	200,549

On December 22, 2017, the Company borrowed $8,510,638, through 405 Petrodome, LLC, as agent for Lenders, with an OID of 6%., bearing interest initially at 9.875% through June 2018, then 11.375% through December 2018, then 12.875% through June 2019, then 14.375% through December 2019. Interest only through June 2018, at which time Principal will be payable at $75,000 monthly for six months and then $125,000 monthly to the maturity date of December 22, 2019. The balance shown is net of unamortized discounts of $0 and $941,108 at December 31, 2018 and 2017 respectively.	-	7,569,530

During June through December of 2018, the Company borrowed $9,459,750 from private lenders, and exchanged $5,514,000 of amounts due lenders from prior borrowings as well as $191,250 in accrued interest, pursuant to a 10% Secured Promissory Note with 50% of the principal convertible into the Company’s common stock at $0.20 per share, all principal and accrued interest payable on the maturity date of August 31, 2019. The terms of these notes contain a provision whereby the Company has the right to extend the Maturity Date for one additional year to August of 2020. Consideration for the one-year extension is an increase in the interest rate to 12% for the extension period and the issuance of a warrant to purchase an additional 50,000 common shares per $100,000 of outstanding principal of each note on a pro rata basis. The balance shown is net of unamortized discount of $5,981,012 at December 31, 2018.

	9,168,988	-

On June 13, 2018, the Company borrowed $12,400,000 pursuant to a revolving line of credit facility with a maximum principal amount of $30,000,000 from Crossfirst Bank, bearing interest 1.5% above a base rate equal to the prime rate of interest published by the Wall Street Journal, interest only for June and July of 2018, at which time Principal will be payable at $100,000 monthly through the maturity date of September 30, 2020, at which time all remaining unpaid principal and accrued interest shall be due. The balance shown is net of unamortized discount of $103,421 at December 31, 2018	11,728,911	-

On December 28, 2018, to facilitate the acquisition of certain oil and gas assets, the Company, through one of its subsidiaries, Ichor Energy LLC, entered into a Term Loan Credit Agreement with various lenders represented by ABC Funding, LLC as administrative agent. The agreement provides for a total loan amount of $63,592,000, bearing interest at a rate per annum equal to the greater of (i) a floating rate of interest equal to 10% plus LIBOR, and (ii) a fixed rate of interest equal to 12%, payable monthly on the last day of each calendar month, commencing January 31, 2019. Principal payments shall be made quarterly at 1.25% of the initial loan amount, commencing on the last business day of the fiscal quarter ending June 30, 2019. Cash generated from the operation of these assets is restricted to lease operating expenses, the payment of debt service on the Term Loan, approximately $12,000,000 of oil and gas development projects approved by the lender, and distributions to the Company of $65,000 per month for general and administrative expenses, and a quarterly tax distribution at the current statutory rates. On a quarterly basis, commencing with the quarter ended June 30, 2019, after appropriate distributions to the Company, any cash in excess of $2,000,000 plus unfunded approved development projects will be swept by the lender as an additional principal payment on the debt.  To the extent not previously paid, all loans under the Loan Agreement shall be due and payable on the December 28, 2023 (the Maturity Date). The balance shown is net of unamortized discount of $4,385,408 at December 31, 2018.

	59,206,592	-

On December 28, 2018, the Company issued a 10% secured promissory note in the amount of $23,777,948, payable to RPM Investments, secured by 100% of the membership interests of Ichor Energy Holdings, LLC. All accrued interest and unpaid principal are due on January 31, 2020.	23,777,948

	103,882,439	13,304,881
Less current portion	(11,805,582)	(3,562,051)
	$92,076,857	$9,742,830

Principal maturities of long term debt for the next five years and thereafter are as follows:

Period ended December 31,
	Principal	Unamortized Discount	Net
2019	$18,734,700	$6,929,118	$11,805,582
2020	37,589,880	912,372	36,677,508
2021	3,179,600	878,528	2,301,072
2022	3,179,600	878,528	2,301,072
2023	51,668,500	871,295	50,797,205
Thereafter	-	-	-

	$114,352,280	$10,469,841	$103,882,439

Loan Covenants

Pursuant to the terms of the Revolving Line of Credit Facility executed on June 13, 2018 with CrossFirst Bank for a maximum principal amount of $30,000,000, the Company is required to provide certain information to the Bank relative to operational performance of the Borrowers, to include internally prepared consolidated financial statements, on a sound accounting basis in accordance with GAAP, consistently applied, Hedge Reports, and a compliance certificate. This information is to be provided on a quarterly and annual basis.

Pursuant to the terms of the Term Loan Credit Agreement executed on December 28, 2018 with various lenders represented by ABC Funding, LLC as administrative agent, in the amount of $63,592,000, the Company is required to provide certain information relative to operational performance of the Loan Parties, on a GAAP basis, on a monthly, quarterly and annual basis, to include unaudited consolidated financial statements and a lease operating statement on a monthly and quarterly basis, and audited consolidated financial statements on an annual basis. This information will be accompanied by compliance certificate on a quarterly and annual basis.

At December 31, 2018, the Company is not in default of any loan covenants.

Note 8. Commitments and contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

On April 26, 2018, Petrodome Energy, LLC entered into a 66-month lease for 4,147 square feet of office space in Houston, Texas. This location is the Corporate Headquarters of Viking Energy Group, Inc, and all of its subsidiaries. The annual base rent commenced at $22.00 per square foot, and escalates at $0.50 per foot each year through expiration of the lease term.

The Company's commitment for minimum lease payments under this operating lease for the next five years and thereafter as of December 31, 2018 are as follows:

Period ended December 31,
2019	$92,616
2020	94,690
2021	96,763
2022	98,837
2023	82,940
Thereafter	-

$465,846

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

The Company has estimated net operating losses of approximately $11,800,000 and $11,500,000 as of December 31, 2018, and 2017 respectively. The potential benefit of these net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not that it will utilize the net operating losses carried forward in future years. The net operating loss carryforwards will expire in 2027 through 2037.

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

The income tax benefit (provision) consists of the following for the years ending December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017

Current
Federal	$(2,496,519)	$967,598
State	-	-
	(2,496,519)	967,598

Deferred
Federal	3,362,807	(2,442,271)
State	-	-
		(1,474,673)
Tax Cuts and Jobs Act of 2017 effect	-	563,846
Valuation allowance	(2,451,980)	-

Income tax benefit (provision)	$910,827	$(910,827)

As of December 31, 2018, the Company had net operating loss carry forwards of approximately $23,300,000. The federal net operating loss carry forwards will not expire as a result of the Tax Act legislation, and state net operating loss carry forwards that will expire in 2027 through 2038.

The components of deferred tax assets and liabilities as of December 31, 2018, and 2017 is as follows:

	December 31, 2018	December 31, 2017

Deferred tax assets:
NOL carry forwards	$4,902,857	$3,895,975
Bad debt reserves	77,896	52,318
Impairment of oil and gas assets	403,289	652,945
Unrealized loss	695	1,125
Derivative losses	607,087	437,232
Share based compensation	2,256,601	2,870,452

Total deferred tax assets	8,248,425	7,910,047

Deferred tax liabilities:
Derivative gains	(121,947)	(197,438)
Bargain purchase gain	(5,674,498)	(9,187,282)

Total deferred tax liabilities	(5,796,445)	(9,384,720)

Deferred tax asset (liability) - net before valuation allowance	2,451,980	(1,474,673
Tax Cuts and Jobs Act of 2017 effect	-	563,846
Less valuation allowance	(2,451,980)	-

Deferred tax asset (liability) - net	$-	(910,827)

A reconciliation of the federal and state statutory income tax rates to the Company’s effective income tax rate applicable to income before income tax benefit from continuing operations is as follows for the years ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017

Continuing operations
Expected provision at US statutory rate	21.00%	34.00%
State income tax net of federal benefit	0.00%	0.00%
Other items effecting timing differences	-5.4%	-29.14%
Valuation allowance	0.00%	0.00%

Effective income tax rate	15.6%	4.86%

The Company files income tax returns on a consolidated basis in the United States federal jurisdiction. As of December 31, 2018, the tax returns for the Company for the years ending 2014 through 2017 remain open to examination by the Internal Revenue Service. The Company and its subsidiaries are not currently under examination for any period.

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

Results of Operations

	United States		Canada
	2018	2017	2018	2017
Results of operations
Sales	$7,878,714	$1,807,232	$89,258	$174,786
Lease operating costs	(3,787,016)	(1,008,428)	(48,533)	(128,455)
Depletion, accretion and impairment	(1,697,977)	(478,865)	(32,739)	(86,355)

Net	$2,393,721	$319,939	$7,986	$(40,024)

Oil and Gas Production and Sales by geographic area for the years ended December 31, 2018 and 2017:

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

Estimated Quantities of Proved Reserves

	United States		Canada
	2018	2017	2018	2017

Proved Developed, Producing	9,174,854	1,413,329	-	10,000
Proved Developed, Non Producing	1,336,184	269,331	-	164,500
Total Proved Developed	10,511,038	1,682,660	-	174,500
Proved Undeveloped	6,013,197	3,655,355	-	-

Total Proved	16,524,235	5,607,346	-	174,500

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

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were prepared in accordance with provisions of ASC 932 - Extractive Activities - Oil and Gas. Future cash inflows at December 31, 2018 and 2017 were computed by applying the unweighted, arithmetic average of the closing price on the first day of each month for the 12-month period prior to December 31, 2018 and 2017 to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year-end, based on year-end costs and assuming continuation of existing economic conditions.

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

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for the year ended December 31, 2018 and 2017 are as follows:

	United States		Canada
	2018	2017	2018	2017

Future cash inflows	812,837,838	207,084,516	-	5,543,039
Future production costs	(221,055,038)	(55,783,005)	-	(3,833,920)
Future development costs	(45,417,745)	(26,080,620)	-	(833,354)
Future income tax expense	(82,150,578)	-	-	-

Future net cash flows	464,214,477	125,220,891	-	875,765
10% annual discount for estimated timing of cash flows	(219,657,382)	(54,460,189)	-	(308,670)

Standardized measure of DFNCF	$244,557,095	$70,760,702	$-	$567,095

Changes in Standardized Measure of Discounted Future Net Cash Flows

The changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for the years ended December 31, 2018 and 2017 are as follows:

	United States		Canada
	2018	2017	2018	2017

Balance - beginning	$70,760,702	$3,058,615	$573,095	$(49,286)
Net changes in prices and production costs	663,233	-	-	-
Net changes in future development costs	16,523,269	-	-	(152,616)
Sales of oil and gas produced, net	(4,132,423)	(798,804)	-	(40,331)
Extensions, discoveries and improved recovery	-	-	-	-
Purchases of reserves	180,681,000	68,500,891	-	-
Sales of reserves	-	-	(573,095)	-
Revisions of previous quantity estimates	7,399,086	-	-	710,201
Previously estimated development costs incurred	3,813,777	-	-	-
Net change in income taxes	(44,289,094)	-	-	-
Accretion of discount	7,076,070	-	-	6,146
Other	6,061,475	-	-	98,981

Balance - ending	$244,557,095	$70,760,702	$-	$573,095

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

There are no reportable events under this item for the year ended December 31, 2018.

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

As of December 31, 2018, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of the Company’s internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s chief financial officer in connection with the audit of the Company’s financial statements as of December 31, 2018 and communicated the matters to the Company’s management.

Management believes that the material weaknesses set forth in the items above did not have an effect on the Company’s financial results.

Management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have relevant technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the financial reporting department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the financial reporting department occur.

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

(a)	Disclosure Controls and Procedures; Changes in Internal Control Over Financial Reporting

Management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2018. Based on this evaluation, Management concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2018.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. Based on this assessment, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was not effective based on those criteria.

To remediate our internal control weaknesses, management intends to implement the following measures:

●

The Company will add a sufficient number of independent directors to the board and staff its audit committee with at least three directors that qualify as “independent” directors pursuant to relevant NASDAQ or similar exchange rules.

●	The Company will add sufficient knowledgeable accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

●	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon the Company’s operational efforts. Management expects to hire additional personnel and staff its audit committee with at least three independent directors in the coming fiscal year but provides no assurances that it will be able to do so.

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

There was no change in our internal control over financial reporting during the quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers

The name of the officers and directors of the Company as of December 31, 2018, as well as certain information about them, are set forth below:

Name	Age	Position
James A. Doris	46	Director/CEO/President
Lawrence Fisher	80	Director
David Herskovits	68	Director
Timothy Swift	44	COO
Frank W. Barker, Jr.	63	CFO

Background of Officers and Directors

James A. Doris

Mr. Doris has been a member of the Board of Directors of the Company since June 28, 2014, and its President and CEO since December 12, 2014. From February 2006 to March 1, 2019, Mr. Doris owned his own law practice, known as DLO Lawyers (“DLO”). DLO was a full-service law firm and represented domestic and foreign clients regarding their business and investment activities in Canada. Mr. Doris’ practice areas included Mergers and Acquisitions, Private Equity Investments, Joint Ventures, Corporate Finance, Corporate Governance, Dispute Resolution, Real Estate and Estates. DLO had 4 offices in Eastern Ontario; Ottawa, Prescott, Brockville and Perth, and Mr. Doris managed all aspects of the organization, including with respect to Business Development, Human Resources, Finance and Strategic Planning. Prior to starting his own firm, Mr. Doris served as Executive Vice President and In-House Counsel for PineLake Group, a real estate investment and development company in Toronto, Canada, and prior to working for PineLake, Mr. Doris was an associate lawyer at McMillan LLP, one of Canada’s leading business law firms. Mr. Doris graduated (cum laude) from the University of Ottawa in 2001 and was called to the Bar of Ontario in 2002. Mr. Doris is not a director of any other public company.

Lawrence B. Fisher

Mr. Fisher practiced securities law in New York City for over 50 years. He was Partner in the law firm Orrick, Herrington & Sutcliffe for 11 years until retirement in 2002. While at the firm, Mr. Fisher was Partner-In-Charge of the New York office and a member of the firm’s Executive Committee. Prior to Orrick, Mr. Fisher was a partner in the New York law firm Kelley, Drye & Warren for 10 years, including 3 years as a member of the firm’s Executive Committee, and prior to his time at Kelley, Drye & Warren, Mr. Fisher was associate and then partner in the law firm Parker, Chapin and Flattau for an aggregate of 22 years, 5 as an associate and the remainder as a partner. There, too, Mr. Fisher was a member of the firm’s Executive Committee. Mr. Fisher graduated from Columbia College in 1960 and Columbia Law School in 1963 and was a Research Fellow at the London School of Economics from 1963-1965. Mr. Fisher has been a member of the Board of Directors of National Bank of New York City for in excess of 30 years, and he was a member of the Board of Directors of Financial Federal Corporation until its sale 7 years ago.

David Herskovits

Mr. Herskovits is a retired audit partner of Deloitte & Touche LLP. Mr. Herskovits joined Deloitte in 1974, was admitted to the partnership in 1985, and retired in 2013. During his career, Mr. Herskovits was responsible for major audit engagements for public and private companies. He also served in several technical and quality assurance roles at the firm. Mr. Herskovits received an MBA from Harvard University and a B.S. from Cornell University.

Timothy Swift

Mr. Swift has more than 17 years’ experience in the financial services industry with a focus on energy and energy related companies. Mr. Swift’s experience included research and trading of both credit and equity products. While most recently Mr. Swift focused exclusively on the private placement of highly structured middle market credit products. Prior to joining Viking Energy Group, Mr. Swift was a founding partner and Managing Director on the Debt Capital Markets desk at Cantor Fitzgerald & Co. Prior to Cantor, Mr. Swift was a Vice President on the Cowen & Co debt capital market team. At both Cantor Fitzgerald & Co and Cowen & Co, Mr. Swift participated in more than 50 transactions raising over $5.5 billion. Prior to Cowen & Co, Mr. Swift served in various capacities at R.W. Pressprich and CRT Capital Group. Mr. Swift holds a B.S. in Finance from Babson College.

Frank W. Barker, Jr.

Mr. Barker is a Certified Public Accountant licensed to practice in the State of Florida. Mr. Barker has been providing professional services to the Company since the beginning of 2015. On December 29, 2017, Mr. Barker accepted the position as Chief Financial Officer of the Company. Mr. Barker has vast experience providing strategic, financial, accounting and tax-related services in various capacities to both Public and Private entities, including Compliance Reporting with the Securities and Exchange Commission, the planning, preparation and oversight of annual audit functions, presentation of financial data to Public Company Boards, turn-around management, bankruptcy and asset recovery, Strategic planning for survival of troubled companies, financial forecasting and cash flow management, litigation support and forensic analysis, mergers and acquisitions and reverse mergers. Mr. Barker has served as Chief Financial Officer of several Public Companies with Revenues in excess of $40 million. Mr. Barker’s Industry experience include the fields of Defense Contracting, Manufacturing, Alternative Energy, Electrical Contracting, Healthcare Research and Construction, Oil and Gas, Health Care Services and Administration, Not for Profit, Retail, Distribution, Gaming, Real Estate, Professional Services, Internet Technologies, Media Communications, Web Based Technologies, Banking, Investments, Insurance, Private Equity, Municipal and County Governments and Treasure Exploration. Mr. Barker received a B.A. in Accounting and Finance from the University of South Florida, Tampa, Florida in 1978.

Family Relationships

There are no family relationships between any of the Company’s officers and directors.

Audit Committee and Audit Committee Financial Expert

The Company, with the appointment of David Herskovits as an independent member of the board of directors on August 20, 2018, established an audit committee, with Mr. Herskovits serving as the audit committee financial expert.

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

Involvement in Certain Legal Proceedings

To the best of the registrant’s knowledge, during the past five years, no director, executive officer, promoter or control person of the Company:

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

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2018, were timely, except that (i) Timothy Swift did not timely file a Form 3 upon his appointment as an executive officer of the Company on April 16, 2018, and he did not timely file a Form 4 upon his receipt of warrants to purchase 3,500,000 shares of Company common stock on April 16, 2018, and he did not timely file a Form 4 upon his receipt of 500,000 shares of Company common stock on May 21, 2018, and 500,000 shares of Company common stock on December 31, 2018; (ii) Lawrence Fisher did not timely file a Form 3 upon his appointment as director of the Company on August 20, 2018, and he did not timely file a Form 4 upon his receipt of 25,907 shares of Company common stock on October 8, 2018; and (iii) David Herskovits did not timely file a Form 3 upon his appointment as director of the Company on August 20, 2018.

Item 11. Executive Compensation

Summary Compensation Table— Fiscal Years Ended December 31, 2018 and 2017

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (5)	Option Awards (4)	Non-Equity Incentive Plan Compensation Earnings	Non-Equity Deferred Compensation Earnings	All Other Compensation	Total

James A. Doris	2018	$-	$-	$-	$-	$-	$-	$-	$-
CEO & President (1)	2017	$-	$-	$-	$2,999,999	$-	$-	$-	$2,999,999

Timothy Swift	2018	$211,538	$-	$200,000	$699,245	$-	$-	$-	$1,110,783
EVP & COO (2)	2017	$-	$-	$-	$-	$-	$-	$-	$-

Frank W. Barker, Jr.	2018	$-	$-	$-	$-	$-	$-	$23,500	$23,500
CFO (3)	2017	$-	$-	$-	$999,999	$-	$-	$69,189	$1,069,188

Narrative to Summary Compensation Table

1.	On June 28, 2014, Mr. Doris was appointed as a director, and on December 12, 2014, as the Chief Executive Officer and President of the Company.

2.	On April 16, 2018, Mr. Swift was appointed as Executive Vice President and Chief Operating Officer of the Company.

3.

On December 29, 2017, Mr. Barker was appointed as a director and as the Chief Financial Officer of the Company. On August 20, 2018, Mr. Barker resigned as a director. Amounts reflected in other compensation represent amounts paid to FWB Consulting, Inc. and / or Frank W. Barker, Jr., CPA PA, both companies affiliated with Mr. Barker.

4.	The fair value of the warrants were determined using the Black-Scholes option pricing model.

5.	The fair value of stock awards are based on the closing market price on the date of issue.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2018, the Company did not maintain an equity incentive plan or other plan, including but not limited to bonus, deferred compensation or retirement plan under which the Company’s securities may be issued to its named executive officers as compensation.

Employment Agreements

As of December 31, 2018, the Company has an employment agreement with Timothy Swift as EVP and COO of the Company. Pursuant to Mr. Swift’s employment agreement with the Company, Mr. Swift is to receive an annual base salary of $275,000 and is eligible to receive, at the discretion of the Company’s Board of Directors, an annual bonus of up to 110% of his base salary and incentive equity compensation equal approximately 130% of his base salary. Pursuant to the restricted stock agreement, Mr. Swift is to receive 1,000,000 shares of the Company’s common stock, with 50% of the shares vesting immediately and the remaining shares vesting on October 1, 2018, unless Mr. Swift has resigned from employment or has been terminated for cause on or prior to that time. Pursuant to the warrant, Mr. Swift received the right to purchase 3,500,000 shares of the Company’s common stock at $0.30 per share exercisable through April 1, 2023, with (i) 1,000,000 of the warrant shares vesting immediately; (ii) 2,000,000 of the warrant shares vesting on July 1, 2018, or another date as agreed in writing by both parties so long as the Company has closed a financing transaction consolidating the Company’s debt, has raised an additional $5,000,000 in financing at such time, and Mr. Swift has not resigned from employment or been terminated for cause at that time; and (iii) 500,000 of the warrant shares vesting on December 31, 2018, so long as Mr. Swift has not resigned from employment or been terminated for cause at that time.

The Company does not have any formal compensation arrangements or any other employment agreements with any other executive officers at December 31, 2018. The Company’s subsidiaries have six full-time non-executive officer employees in Houston at the corporate headquarters.

Compensation of Directors

The following table provides information regarding the compensation of the Company’s directors for the year ended December 31, 2018:

Name and Principal Position	Fees Earned or Paid in Cash	Stock Awards (3)	Option Awards	Non-Equity Incentive Plan Compensation Earnings	Non-Equity Deferred Compensation Earnings	All Other Compensation	Total

James A. Doris	$-	$-	$-	$-	$-	$-	$-
Lawrence Fisher (1)	$5,904	$10,000	$-	$-	$-	$-	$15,904
David Herskovits (1)	$11,206	$-	$-	$-	$-	$-	$11,206
Frank W. Barker, Jr. (2)	$-	$-	$-	$-	$-	$-	$-

 _________

1.	Appointed as a director on August 20, 2018.
2.	Appointed as a director and an officer on December 29, 2017, resigned as director on August 20, 2018
3.	The fair value of stock award pursuant to terms of Directors compensation.

Directors of the Company may be reimbursed for any out-of-pocket expenses incurred by them for each regular or special meeting attendance. Mr. Fisher and Mr. Herskovits will both be paid $40,000 per year, payable in cash and/or the Company’s common stock at their election. Any cash payments will be paid monthly, and any stock payments will be issued quarterly, valued based on the average trading price of the Company’s common stock over the 5 business days prior to the end of the applicable quarter. The Company presently has no pension, health, annuity, insurance or profit sharing plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of the Company’s voting securities by each person known by us to be the beneficial owner of more than 5% of such securities, as well as by each of our directors and officers as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

The information reflected in the following table was, unless otherwise specified, the address of each of the persons set forth below, or is in care of the Company at 15915 Katy Freeway, Suite 450, Houston, Texas 77094.

Title of Class	Name & Address of Beneficial Owners	Amount & Nature of Beneficial Ownership (1)	Percent of Class (2)

Common Stock	James Doris (3)	17,000,000	16.04%
Common Stock	Timothy Swift (4)	4,500,000	4.76%
Common Stock	Frank W. Barker, Jr. (5)	5,000,000	5.21%
Common Stock	David Herskovits	65,000	0.07%
Common Stock	Lawrence Fisher	25,907	0.03%

Common Stock	All Officers and Directors as a Group	26,590,907	23,23%

Series C Preferred Stock	James A. Doris	28,092	100.0%

Series C Preferred Stock	All Officers and Directors as a Group	28,092	100.0%

_______________

1.

Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of the Company’s common stock.

2.

As of December 31, 2018, a total of 90,989,025 shares of the Company’s common stock, and 28,092 shares of the Company’s Series C Preferred Stock, as well as 54,821,690 warrants are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner above, any warrants exercisable within 60 days have been included for purposes of calculating the relevant percentage.

3.	Includes shares issuable upon exercise of 15,000,000 warrants owned by James Doris.

4.	Includes shares issuable upon exercise of 3,500,000 warrants owned by Timothy Swift

5.	Includes shares issuable upon exercise of 5,000,000 warrants owned by FWB Consulting, Inc., a company controlled by Frank W. Barker, Jr.

Item 13. Certain Relationships and Related Transactions

Related Transactions

During April 2015, the Company made an advance to Tanager Energy Inc., in conjunction with a joint investment in the second oil well of the Joffre Project. As of December 31, 2018, the Company has terminated its joint venture interest and resolved all related balances associated with its relationship with Tanager Energy, Inc. for a payment to the Company of $227,356.

On May 16, 2017, Tom Simeo, formerly the Company’s Executive Chairman and a Director, resigned from all positions with the Company. During the period up to his resignation, Tom Simeo did not accrue payroll and made no advances to the Company. The Company paid a total of $20,643 against prior advances. Concurrent with his resignation, Mr. Simeo waived any remaining balance of prior advances previously payable to him. As of December 31, 2018, and 2017 there are no remaining balances payable to Mr. Simeo.

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

On December 29, 2017, Frank W. Barker, Jr. was appointed as a member of the Company’s board of directors and as the Company’s Chief Financial Officer. During the year ended December 31, 2017, Mr. Barker, through FWB Consulting, Inc., an affiliate of Mr. Barker’s, incurred expenses on behalf of the Company in the amount of $2,025, and invoiced the Company $32,500 for services, of which $23,500 was paid. As of December 31, 2017, the total amount due to FWB Consulting, Inc. is $51,960, and is included in accounts payable.

During the year ended December 31, 2018, the Company’s CEO and Director, James Doris, incurred expenses on behalf of, and made advances to the Company in the amount of $642,199 in order to provide the Company with funds to carry on its operations, and the Company made repayments of $972,779. These advances do not bear interest, are unsecured and have no specific terms of repayment. As of December 31, 2018, the amount due to Mr. Doris for advances and expenses paid on behalf of the Company is $0. Additionally, Mr. Doris made several loans to the Company totaling $862,390, of which $466,835 was paid back during the year ended December 31, 2018. These loans all accrue interest at 12%, and are payable on demand. As of December 31, 2018, the total amount due to Mr. Doris for these loans is $395,555. Accrued interest of $78,116 is included in accrued expenses and other current liabilities at December 31, 2018.

During the year ended December 31, 2018, the Company’s CFO, Frank W. Barker, Jr., through FWB Consulting, Inc., and Frank W. Barker, Jr., CPA PA, both affiliates of Mr. Barker, incurred expenses on behalf of the Company in the amount of $5,697, and invoiced the Company $126,000 for services, of which $69,189 was paid. As of December 31, 2018, the total amount due to FWB Consulting, Inc. is $114,468, and is included in accounts payable.

The following table reflects the balances of related parties’ transactions as of December 31, 2018 and 2017:

	Years ended
	December 31,
	2018	2017
Due to Mr. James A. Doris – advances	-	330,580
Due to Mr. James A. Doris – demand loans	395,555	862,390
Due to FWB Consulting, Inc.	114,468	51,960
	$510,023	$1,244,930

Other than as disclosed, there were no material transactions, series of similar transaction, current transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $120,000 or 1% of the Company’s total assets as of December 31, 2018, and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 14. Principal Accounting Fees and Services

The following table sets forth the fees billed by our independent accounting firm of Turner, Stone & Company, LLP, for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2018	2017
Audit Fees	$78,500	$42,000
Audit Related Fees	-	-
Tax Fees	12,000	-
All Other Fees	8,200	-
Total	$98,700	$42,000

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

10.1

Membership Interest Purchase Agreement, dated November 10, 2017, by Viking Energy Group, Inc. and Black Rhino, LP (incorporated by reference to our Current Report on Form 8-K filed on December 29, 2017)

10.2

First Amendment to Membership Interest Purchase Agreement, dated November 30, 2017, by Viking Energy Group, Inc. and Black Rhino, LP (incorporated by reference to our Current Report on Form 8-K filed on December 29, 2017)

10.3

Second Amendment to Membership Interest Purchase Agreement, dated December 22, 2017, by Viking Energy Group, Inc., Black Rhino, LP, and Petrodome Energy, LLC (incorporated by reference to our Current Report on Form 8-K filed on December 29, 2017)

10.4

Term Loan Agreement, dated December 22, 2017, by the Borrowers listed therein, 405 Petrodome LLC, as Administrative Agent, and 405 Petrodome LLC and Cargill, Incorporated, as Lenders (incorporated by reference to our Current Report on Form 8-K filed on December 29, 2017)

10.5

Purchase and Sale Agreement, dated December 22, 2017, by Viking Energy Group, Inc. and Woodway Oil & Gas – KS–I, LLC (incorporated by reference to our Current Report on Form 8-K filed on January 8, 2018)

10.6

Assignment and Bill of Sale, dated December 22, 2017, by Mid-Con Development, LLC and Woodway Oil & Gas – KS–I, LLC (incorporated by reference to our Current Report on Form 8-K filed on January 8, 2018)

10.7

Purchase and Sale Agreement, executed as of September 1, 2018, by and among Viking Energy Group, Inc. and Bodel Holdings, L.L.C., Cleveland Holdings, L.L.C., Delbo Holdings, L.L.C., DeQuincy Holdings, L.L.C., Gulf Coast Working Partners, L.L.C., Oakley Holdings, L.L.C., SamJam Energy, L.L.C., and Perry Point Holdings, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on September 5, 2018)

10.8

First Amendment to Purchase and Sale Agreement, executed as of November 1, 2018, by and among Viking Energy Group, Inc. and Bodel Holdings, L.L.C., Cleveland Holdings, L.L.C., Delbo Holdings, L.L.C., DeQuincy Holdings, L.L.C., Gulf Coast Working Partners, L.L.C., Oakley Holdings, L.L.C., SamJam Energy, L.L.C., and Perry Point Holdings, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on November 5, 2018)

10.9

Second Amendment to Purchase and Sale Agreement, executed as of November 1, 2018, by and among Viking Energy Group, Inc. and Bodel Holdings, L.L.C., Cleveland Holdings, L.L.C., Delbo Holdings, L.L.C., DeQuincy Holdings, L.L.C., Gulf Coast Working Partners, L.L.C., Oakley Holdings, L.L.C., SamJam Energy, L.L.C., and Perry Point Holdings, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2018)

10.10

Collateral Agreement to Purchase and Sale Agreement, executed as of December 26, 2018, by and among Viking Energy Group, Inc. and Bodel Holdings, L.L.C., Cleveland Holdings, L.L.C., Delbo Holdings, L.L.C., DeQuincy Holdings, L.L.C., Gulf Coast Working Partners, L.L.C., Oakley Holdings, L.L.C., SamJam Energy, L.L.C., and Perry Point Holdings, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2018)

10.11

Term Loan Credit Agreement, dated as of December 28, 2018, by and among Ichor Energy Holdings, LLC, Ichor Energy, LLC, ABC Funding, LLC, as Administrative Agent, and the Lender Parties (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2018)

39

10.12

10% Secured Promissory Note, dated December 27, 2018, issued by Viking Energy Group, Inc. to RPM Investments, a Division of Opus Bank, in favor of Sellers (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2018)

10.13

Security and Pledge Agreement, executed as of December 27, 2018, by and among Viking Energy Group, Inc. and Bodel Holdings, L.L.C., Cleveland Holdings, L.L.C., Delbo Holdings, L.L.C., DeQuincy Holdings, L.L.C., Gulf Coast Working Partners, L.L.C., Oakley Holdings, L.L.C., SamJam Energy, L.L.C., and Perry Point Holdings, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2018)

10.14	Employment Agreement with Timothy Swift dated as of March 19, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 21, 2018)

10.15	Restricted Stock Agreement with Timothy Swift dated as of April 1, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 21, 2018)

21.1	Subsidiaries of Viking Energy Group, Inc.

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

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

* Filed herewith

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

VIKING ENERGY GROUP, INC. (Registrant)

Date: April 1, 2019	By:	/s/ James A. Doris
James A. Doris
Principal Executive Officer

In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 1, 2019	By:	/s/ James A. Doris
James A. Doris
Chairman of the board and Principal Executive Officer

Date: April 1, 2019	By:	/s/ Frank W. Barker, Jr.
Frank W. Barker, Jr.
Principal Financial and Accounting Officer

Date: April 1, 2019	By:	/s/ Lawrence B. Fisher
Lawrence B. Fisher
Director

Date: April 1, 2019	By:	/s/ David Herskovits
David Herskovits
Director

