Form 10-Q
period 2019-03-31
VIKING ENERGY GROUP, INC.
filed 2019-05-14
CIK 1102432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 6, 2019, the registrant had 91,187,081 shares of common stock outstanding.

VIKING ENERGY GROUP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIKING ENERGY GROUP, INC. Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash	$1,011,726	$4,009,892
Restricted cash	3,233,324	-
Accounts receivable – oil and gas - net	3,039,848	258,300
Prepaid expenses	142,054	124,443
Total current assets	7,426,952	4,392,635

Oil and gas properties, full cost method
Proved developed producing oil and gas properties, net	79,709,969	81,331,986
Proved undeveloped and non-producing oil and gas properties, net	50,252,128	50,492,906
Total oil and gas properties, net	129,962,097	131,824,892

Fixed assets, net	594,023	200,243
Derivative asset	-	681,776
Other assets	110,194	110,194
TOTAL ASSETS	$138,093,266	$137,209,740

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,979,179	$2,549,280
Accrued expenses and other current liabilities	1,932,326	1,014,661
Undistributed revenues and royalties	1,132,653	1,207,605
Derivative liability	11,595,525	2,531,718
Amount due to directors	395,555	395,555
Current portion of long-term debt – net of debt discount	37,436,624	11,805,582
Total current liabilities	55,471,862	19,504,401
Long term debt - net of current portion and debt discount	68,449,202	92,076,857
Operating lease liability	353,073	-
Asset retirement obligation	4,496,011	4,413,465
TOTAL LIABILITIES	128,770,148	115,994,723

Commitments and contingencies (Note 8)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 28,092 shares issued and outstanding as of March 31, 2019 and December 31, 2018	28	28
Common stock, $0.001 par value, 500,000,000 shares authorized,
91,187,081 and 90,989,025 shares issued and outstanding as of March 31, 2019 and December 31, 2018 respectively.	91,187	90,989
Additional paid-in capital	32,055,297	32,015,913
Accumulated deficit	(22,823,394)	(10,891,913)
TOTAL STOCKHOLDERS’ EQUITY	9,323,118	21,215,017
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$138,093,266	$137,209,740

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. Consolidated Statements of Operations (Unaudited)

	Three months ended
	March 31,
	2019	2018

Revenue
Oil and gas sales	$9,346,592	$2,161,947

Operating expenses
Lease operating costs	2,599,394	1,008,268
General and administrative	1,033,345	900,525
Stock based compensation	39,582	173,487
Accretion - ARO	82,546	48,431
Depreciation, depletion and amortization	2,370,688	489,686
Total operating expenses	6,125,555	2,620,397

Income (loss) from operations	3,221,037	(458,450)

Other income (expense)
Interest expense	(3,131,393)	(361,203)
Amortization of debt discount	(2,278,959)	(708,107)
Change in fair value of derivatives	(9,745,583)	(354,953)
Gain on ARO settlement	-	58,041
Interest income	3,417	-
Total other income (expense)	(15,152,518)	(1,366,222)

Net loss before income taxes	(11,931,481)	(1,824,672)
Income tax benefit (expense)	-	271,789

Net loss	$(11,931,481)	$(1,552,883)
Earnings (loss) per common share
Basic	$(0.13)	$(0.02)
Weighted average number of common shares outstanding
Basic	91,103,394	74,306,169

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(11,931,481)	$(1,552,883)
Adjustments to reconcile net loss to cash provided (used) in operating activities:
Change in fair value of derivative liability	9,745,583	354,953
Stock based compensation	39,582	173,487
Depreciation, depletion and amortization	2,370,688	489,686
Amortization of operational right-of-use assets	1,286	-
Gain on ARO settlement	-	(58,041)
Accretion – Asset retirement obligation	82,546	48,431
Amortization of debt discount	2,278,959	708,107
Changes in operating assets and liabilities
Accounts receivable	(2,781,548)	(158,621)
Prepaid expenses and other assets	(17,611)	(75,903)
Other receivable	-	60,228
Accounts payable	(263,807)	(2,100,581)
Accrued expenses and other current liabilities	917,665	267,054
Deferred tax liability	-	(271,789)
Undistributed revenues and royalties	(74,952)	(62,070)
Amounts due to directors	-	25,191
Net cash provided by (used) in operating activities	366,910	(2,152,751)

Cash flows from investing activities:
Investment in and acquisition of oil and gas properties	(493,126)	(963,709)
Acquisition of fixed assets	-	(130,000)
Proceeds from sale of oil and gas interests	-	1,144,953
Net cash used in investing activities	(493,126)	(51,244)

Cash flows from financing activities:
Proceeds from amount due to directors		583,000
Repayment of amount due to directors	-	(938,771)
Proceeds from long term debt	-	3,992,143
Short term advance	693,706	-
Repayment of long-term debt	(332,332)	(5,322,981)
Net cash provided by financing activities	361,374	(1,686,609)

Net increase (decrease) in cash	235,158	(3,788,116)
Cash and Restricted Cash, beginning of period	4,009,892	5,735,259

Cash and Restricted Cash, end of period	$4,245,050	$1,947,143
Supplemental Cash Flow Information: Cash paid for:
Interest	$2,239,731	$231,822
Income taxes	$-	$-

Supplemental disclosure of Non-Cash Investing and Financing Activities:
Recognition of asset retirement obligation	$-	$231,053
Recognition of right-of-use asset and lease liability	$367,365	$-
Amortization of right-of-use asset and lease liability	$14,292	$-
Purchase of transportation equipment through direct financing	$56,760	$-
Issuance of shares as discount on debt	$-	$615,185

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the three months ended March 31, 2019

	Common Stock		Preferred Stock		Additional Paid-in	Prepaid Equity-Based	Retained Earnings (Accumulated	Total Stockholders'
	Number	Amount	Number	Amount	Capital	Compensation	Deficit)	Equity

Balances at December 31, 2018	90,989,025	$90,989	28,092	$28	$32,015,913	$-	$(10,891,913)	$21,215,017.0

Shares issued for services	198,056	198			39,384			39,582
Net loss for the three months ended March 31, 2019							(11,931,481)	$(11,931,481)

Balances at March 31, 2019	91,187,081	$91,187	28,092	$28	$32,055,297	$-	$(22,823,394)	$9,323,118

For the three months ended March 31, 2018

	Common Stock		Preferred Stock		Additional Paid-in	Prepaid Equity-Based	Retained Earnings (Accumulated	Total Stockholders'
	Number	Amount	Number	Amount	Capital	Compensation	Deficit)	Equity

Balances at December 31, 2017	72,347,990	$72,348	28,092	$28	$19,029,892	$(11,827)	$3,417,872	22,508,313

Accounting principle change relative to certain derivative liabilities - Note 2.							807,762	807,762
Shares issued for consulting services	668,500	669			116,991			117,660
Shares issued as prepaid equity-based compensation	250,000	250			54,750	(55,000)		-
Shares issued as debt discount	4,110,000	4,110			611,075			615,185
Amortization of prepaid equity-based compensation						55,827		55,827
Net loss for the three months ended March 31, 2018							(1,552,883)	(1,552,883)

Balances at March 31, 2018	77,376,490	$77,377	28,092	$28	$19,812,708	$(11,000)	$2,672,751	$22,551,864

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. Notes to Consolidated Financial Statements (Unaudited)

Note 1 Nature of Business and Going Concern

Viking Energy Group, Inc. (“Viking” or the “Company”) is incorporated under the laws of the State of Nevada. The Company's business plan is to engage in the acquisition, exploration, development and production of oil and natural gas properties, both individually and through collaborative partnerships with other companies in this field of endeavor. Since 2014 the Company has had the following related activities:

•	In November 2014, the Company entered into its first contract relative to oil and gas activities involving jointly controlled assets and related liabilities by purchasing an undivided 50% interest in the Joffre project located in Alberta, Canada. Effective September 30, 2018, the Company negotiated a sale and settlement of this Canadian joint venture interest and a resolution of all intercompany balances associated with it, for proceeds to the Company of $232,545. An asset retirement obligation of $466,031 offset by the net asset retirement cost of $293,296 associated with this investment generated a gain from disposal of these assets of $405,280.

•	In February 2016, the Company closed on the acquisition of working interests in four leases with access to the mineral rights (oil and gas) concerning approximately 281 acres of property in Miami and Franklin Counties in eastern Kansas.

•	In October 2016, the Company, through its subsidiary Mid-Con Petroleum, LLC (“Mid-Con Petroleum”), completed an acquisition whereby the Company (i) increased its working interest in three existing oil and gas leases in Miami and Franklin Counties in Eastern Kansas, and (ii) acquired a working interest in four new oil and gas leases in the same region, comprising approximately 660 acres of property.

•	On September 11, 2017, the Company through its subsidiary Mid-Con Drilling, LLC (“Mid-Con Drilling”), completed an acquisition of a 90% working interest in four new oil and gas leases in Anderson County in Eastern Kansas, comprising approximately 980 acres of property.

•	On October 2, 2017, the Company, through Mid-Con Drilling, closed on an acquisition, effective October 1, 2017, of a 100% working interest in six new oil and gas leases in Miami and Franklin Counties in Eastern Kansas.

•	On October 4, 2017, the Company, through Mid-Con Drilling, closed on an acquisition of an 80% working interest in six new oil and gas leases in Riley, Geary and Wabaunsee Counties in Kansas.

•	On December 22, 2017, the Company completed an acquisition of 100% of the membership interests of Petrodome Energy, LLC, a privately-owned company, with working interests in multiple oil and gas fields across Texas, Louisiana and Mississippi, comprising approximately 11,700 acres.

•	On December 29, 2017, the Company through its subsidiary Mid-Con Development, LLC (“Mid-Con Development”), completed an acquisition of working interests in approximately 41 oil leases in Ellis and Rooks Counties in Kansas, comprising several thousand acres.

•	On January 12, 2018, the Company, through MidCon Drilling, completed an acquisition of a 100% working interest in seven new oil and gas leases in Woodson and Allen Counties in Eastern Kansas.

•	Effective February 1, 2018, the Company, through Mid-Con Drilling, closed on the acquisition of a working interest in a lease with access to the mineral rights (oil and gas) concerning approximately 80 acres of property in Douglas County in eastern Kansas.

•	On December 28, 2018, the Company, through its subsidiary Ichor Energy, LLC (“Ichor Energy”) completed an acquisition (the “Ichor Energy Acquisition”) of working interests in certain oil and gas leases in Texas (primarily in Orange and Jefferson Counties) and Louisiana (primarily in Calcasiue Parish), which include 58 producing wells and 31 salt water disposal wells. The properties produce hydrocarbons from known reservoirs/sands in the on-shore Gulf Coast region, with an average well depth in excess of 10,600 feet.

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company had a net loss of $11,931,481, and $1,552,883 for the three months ended March 31, 2019 and 2018, respectively. Furthermore, as of March 31, 2019, the Company has a working capital deficiency in excess of $48,000,000. The largest components of current liabilities creating this deficiency are (a) notes payable with a face value aggregating approximately $15,000,000 due in August of 2019 and (b) a promissory note payable to the seller of the certain oil and gas interests purchased on December 28, 2018 in the amount of $23,777,948 with all principal and accrued interest due on the earlier of (i) the date the Company or one of its affiliates completes an acquisition with one or more of the Sellers for a purchase price equal to or greater than $50,000,000 or (ii) January 31, 2020.

Management has evaluated these conditions and has developed a plan which, in part, address these obligations as follows:

•

The terms of the $15 million notes due in August 2019 allow for 50% of the principal to be converted into shares of the Company’s common stock at $0.20 per share, and contain a provision whereby the Company has the right to extend the Maturity Date for one additional year to August of 2020. Consideration for the one-year extension is payment of the accrued interest, an increase in the interest rate to 12% for the extension period and the issuance of a warrant to purchase an additional 115,000 common shares per $100,000 of outstanding principal of each note on a pro rata basis. The net effect allows the Company to pay $1,500,000 in accrued interest and delay the payment of $15,000,000 in principal for one year.

•

The acquisition of oil and gas assets in Texas and Louisiana (the Ichor Energy Acquisition) at the end of 2018 is believed to provide cash flow sufficient to not only satisfy the Company’s debt service associated with this acquisition, but to also fund a $12,000,000 development program to increase this purchased production beyond its current average daily production of 2,300 BOE and provide a quicker principal reduction, resulting in an increased equity position relative to these assets. The acquisition of Petrodome in 2017 and the high level of oil and gas expertise retained by Petrodome at the end of 2017 provided an internal lease operating company to efficiently evaluate development opportunities.

•

The Company has a revolving credit facility with CrossFirst Bank, which was approved for $30,000,000. The balance outstanding at March 31, 2019 is approximately $11,500,000. Additional funds could be made available to the Company for projects reviewed and approved by the lender.

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

b) Basis of Consolidation

The financial statements presented herein reflect the consolidated financial results of the Company and its wholly owned subsidiaries: Viking Oil & Gas (Canada) ULC, a Canadian corporation formed to provide a base of operations for properties in Canada; Mid-Con Petroleum, LLC, Mid-Con Drilling, LLC, and Mid-Con Development, LLC, which were all formed to provide a base of operations for properties in the Central United States; and Petrodome Energy, LLC (and its subsidiaries) and Ichor Energy Holdings, LLC, its subsidiary Ichor Energy, LLC (Ichor Energy”), and Ichor Energy’s subsidiaries, Ichor Energy (TX), LLC, and Ichor Energy (LA), LLC, which provide a base of operations to facilitate property acquisitions in Texas, Louisiana and Mississippi. All significant intercompany transactions and balances have been eliminated.

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

•	Level 3: inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets and liabilities measured at fair value as of March 31, 2019 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial Assets
Commodity Derivative	-	-	-	-
	$-	$-	$-	$-

Financial liabilities
Commodity Derivative		11,595,525	-	(9,745,583)
	$-	$11,595,525	$-	$(9,745,583)

Assets and liabilities measured at fair value as of December 31, 2018, are classified below based on the three-level fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial Assets
Commodity Derivative	$-	$681,776	$-	$926,802
	$-	$681,776	$-	$926,802

Financial liabilities
Commodity Derivative	-	2,531,718	-	(2,531,718)
	$-	$2,531,718	$-	$(2,531,718)

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

The Company has also entered into collar agreements related to oil and gas production with established floors and ceilings. Upon settlement, if the current market price of the commodity is below the floor, the Company receives the difference. Conversely, if the current market price of the commodity is above the ceiling at settlement, the Company pays the excess over the ceiling price.

Although the Company is exposed to credit risk to the extent of nonperformance by the counterparties to these derivative contracts, the Company does not anticipate such nonperformance and monitors the credit worthiness of its counterparties on an ongoing basis.

The derivative assets were $0 and $681,776 as of March 31, 2019 and December 31, 2018, and the derivative liabilities were $11,595,525 and $2,531,718 as of March 31, 2019 and December 31, 2018 respectively. The change in the fair value of the derivative assets and liabilities for the three months ended March 31, 2019 consisted of a decrease of $681,776 associated with existing commodity derivatives and a decrease of $9,063,807 associated with the new commodity derivative related to the acquisition accomplished on December 28, 2018, and a loss recognized in the consolidated statement of operations in the amount of $9,745,583.

The table below is a summary of the Company’s commodity derivatives as of March 31, 2019:

Natural Gas	Period	Average MMBTU per Month	Fixed Price per MMBTU

Swap	Dec-18 to Dec-22	118,936	$2.715

Crude Oil	Period	Average BBL per Month	Price per BBL

Swap	Dec-18 to Dec- 22	24,600	$50.85
Swap	Dec-17 to Dec-19	1,400	$54.77
Swap	Jan-20 to Jun-20	1,400	$52.71
Collar	Dec-17 to Jun-20	4,000	$55.00 / $72.00
Collar	Sep-17 to Sep-19	1,100	$47.00 / $54.10

e) Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investment securities that have original maturities of three months or less. At March 31, 2019, the Company has cash deposits in excess of FDIC insured limits in the amounts of $3,183,623

Restricted cash in the amount of $3,233,324 as of March 31, 2019 represents the balance of cash in the Ichor Energy LLC subsidiaries, generated through the operations of those subsidiaries and restricted for operations, debt service and development projects within those subsidiaries.

f) Accounts receivable

Accounts receivable consist of oil and gas receivables. The Company evaluates these accounts receivable for collectability and, when necessary, records allowances for expected unrecoverable amounts. The Company has recorded an allowance for doubtful accounts of $217,057 at March 31, 2019 and December 31, 2018 respectively.

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

Depreciation, depletion and amortization expense utilizing the unit-of-production method for the Company’s oil and gas properties for the three months ended March 31, 2019 and 2018 were as follows:

Oil and Gas Properties by Geographical Cost Center
	Three months ended,
	March 31,
Cost Center	2019	2018

Canada	$-	$10,738
United States	2,370,688	478,948

	$2,370,688	$489,686

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

j) Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and, adjusted by any effects of warrants and options outstanding, if dilutive, that may add to the number of common shares during the period. At March 31, 2019 and 2018 there were approximately 92,274,782 and 31,503,126 common stock equivalents respectively, that were anti-dilutive.

k) Revenue Recognition

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

The following table disaggregates the Company’s revenue by source for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018

Oil	$7,732,163	$2,024,184
Natural gas and Natural gas liquids	1,614,429	137,763

	$9,346,592	$2,161,947

l) Income Taxes

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

The Company has estimated net operating losses in excess of $12,000,000 at March 31, 2019. The potential benefit of these net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not that it will utilize the net operating losses carried forward in future years. The net operating loss carryforwards will expire between 2027 through 2037.

m) Stock-Based Compensation

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

The following table represents stock warrant activity as of and for the three months ended March 31, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding – December 31, 2018	54,821,690	0.26	6.0 years	-
Granted	-	-		-
Exercised	-	-	-	-
Forfeited/expired/cancelled	-		-	-
Warrants Outstanding – March 31, 2019	54,821,690	$0.26	4.7 years	$-
Outstanding Exercisable – December 31, 2018	54,821,690	$0.26	6.0 years	$-
Outstanding Exercisable – March 31, 2019	54,821,690	$0.26	4.7 years	$-

n) Impairment of long-lived assets

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the three months ended March 31, 2019 and 2018.

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

p) Accounting for Asset Retirement Obligations

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

The following table describes the changes in the Company’s asset retirement obligations for the three months ended March 31, 2019:

Three months ended March 31, 2019

Asset retirement obligation – beginning	$4,413,465
Oil and gas purchases	-
Adjustments through disposals and settlements	-
Accretion expense	82,546

Asset retirement obligation – ending	$4,496,011

q) Undistributed Revenues and Royalties

The Company records a liability for cash collected from oil and gas sales that have not been distributed. The amounts get distributed in accordance with the working interests of the respective owners.

r) Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02 “Leases” (ASU 2016-02) and subsequently issued supplemental adoption guidance and clarification (collectively, Topic 842). Topic 842 amends a number of aspects of lease accounting, including requiring lessees to recognize right-of-use assets and lease liabilities for operating leases with a lease term greater than one year. Topic 842 supersedes Topic 840 “Leases.” On January 1, 2019, the Company adopted Topic 842 using the modified retrospective approach. Results for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Topic 840. We elected the package of practical expedients permitted under the transition guidance within Topic 842, which allowed us to carry forward the historical lease classification, retain the initial direct costs for any leases that existed prior to the adoption of the standard and not reassess whether any contracts entered into prior to the adoption are leases. We also elected to account for lease and non-lease components in our lease agreements as a single lease component in determining lease assets and liabilities. In addition, we elected not to recognize the right-of-use assets and liabilities for leases with lease terms of one year or less. Upon adoption of Topic 842, we recorded $367,365 of right-of-use assets and operating lease liabilities as of January 1, 2019. The adoption did not have a material impact on our Consolidated Statements of Operations or Consolidated Statements of Cash Flows

In July 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part 1) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Non-public Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception” (“ASU 2017-11”). Part I relates to the accounting for certain financial instruments with down round features in Subtopic 815-40, which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced based on the pricing of future equity offerings. An entity still is required to determine whether instruments would be classified as equity in determining whether they qualify for that scope exception. If they do qualify, freestanding instruments with down round features are no longer classified as liabilities. ASU 2017-11 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted, including in an interim period. We adopted Topic 815 as of January 1, 2018. The effect was to no longer recognize certain freestanding instruments with down round features as a liability, through an increase in beginning retained earnings of $807,762

s) Subsequent events

The Company has evaluated all subsequent events from March 31, 2019, through the date of filing this report, and determined there are no additional items to disclose other than those described in Note 9.

Note 3. Business Acquisition

Proforma unaudited condensed selected financial data for the three months ended March 31, 2018 as though the Ichor Energy Acquisition had taken place at January 1, 2018 are as follows:

Three Months Ended March 31, 2018

Revenues	$10,740,279

Net Income (excludes unrealized gains / losses)	$832,948

Income per share	$0.32

Note 4. Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification and geographical cost center for the three months ended March 31, 2019:

	December 31, 2018	Adjustments	Impairments	March 31, 2019

Proved developed producing oil and gas properties
United States cost center	$81,936,721	$101,474	$-	$82,038,195
Accumulated depreciation, depletion and amortization	(604,735)	(1,723,491)	-	(2,328,226)
Proved developed producing oil and gas properties, net	$81,331,986	$(1,622,017)	$-	$79,709,969

Undeveloped and non-producing oil and gas properties
United States cost center	$51,973,719	$391,652	$-	$52,365,371
Accumulated depreciation, depletion and amortization	(1,480,813)	(632,430)	-	(2,113,243)
Undeveloped and non-producing oil and gas properties, net	$50,492,906	$(240,778)	$-	$50,252,128

Total Oil and Gas Properties, Net	$131,824,892	$(1,862,795)	$-	$129,962,097

Note 5. Related Party Transactions

The Company’s CEO and Director, James Doris has previously incurred expenses on behalf of, and made advances to the Company in order to provide the Company with funds to carry on its operations. As of March 31, 2019, the total amount due to Mr. Doris for unreimbursed expenses is $6,183, and is included in accounts payable. Additionally, Mr. Doris has made several loans through promissory notes to the Company, all accruing interest at 12%, and payable on demand. As of March 31, 2019, the total amount due to Mr. Doris for these loans is $395,555 Accrued interest of $69,912 is included in accrued expenses and other current liabilities at March 31, 2019.

The Company’s CFO, Frank W. Barker, Jr., renders professional services to the Company through FWB Consulting, Inc., an affiliate of Mr. Barker’s. As of March 31, 2019, the total amount due to FWB Consulting, Inc. is $114,468, and is included in accounts payable.

Note 6. Capital Stock and Additional Paid-in Capital

(a) Preferred Stock

The Company is authorized to issue 5,000,000 shares of Preferred Stock, par value $0.001 per share (the “Preferred Stock”), of which 50,000 have been designated as Series C Preferred Stock (the “Series C Preferred Stock”). Each share of Series C Preferred Stock entitles the holder thereof to 10,000 votes on all matters submitted to the vote of the stockholders of the Company. Each share of Series C Preferred Stock is convertible, at the option of the holder, at any time after the date of issuance of such share, at the office of the Corporation or any transfer agent for such stock, into one share of fully paid and non-assessable common stock (the “Conversion Rate”).

(b) Common Stock

On November 5, 2018, the Company amended its Articles of Incorporation to increase the number of shares of common stock the Company is authorized to issue from 100,000,000 to 500,000,000.

During the three months ended March 31, 2019, the Company issued the shares of its common stock as follows:

•	198,056 shares of common stock issued for services valued at fair market value on the date of the transaction, totaling $39,582.

During the three months ended March 31, 2018, the Company issued the shares of its common stock as follows:

•	668,500 shares of common stock issued for services valued at fair market value on the date of the transaction, totaling $117,660.

•	250,000 shares of common stock issued as prepaid equity-based compensation valued at fair market value at the date of the transaction, totaling $55,000.

•	4,110,000 shares of common stock issued as debt discount valued at fair market value on the date of each transaction, totaling $615,185.

Note 7. Long Term Debt

Long term debt consisted of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018

During June through December of 2018, the Company borrowed $9,459,750 from private lenders, and exchanged $5,514,000 of amounts due lenders from prior borrowings as well as $191,250 in accrued interest, pursuant to a 10% Secured Promissory Note with 50% of the principal convertible into the Company’s common stock at $0.20 per share, all principal and accrued interest payable on the maturity date of August 31, 2019. The balance shown is net of unamortized discount of $3,935,573 at March 31, 2019 and $5,981,012 at December 31, 2018.	11,214,427	9,168,988

On June 13, 2018, the Company borrowed $12,400,000 pursuant to a revolving line of credit facility with a maximum principal amount of $30,000,000 from Crossfirst Bank, bearing interest 1.5% above a base rate equal to the prime rate of interest published by the Wall Street Journal, interest only for June and July of 2018, at which time Principal will be payable at $100,000 monthly through the maturity date of September 30, 2020, at which time all remaining unpaid principal and accrued interest shall be due. The balance shown is net of unamortized discount of $86,405 at March 31, 2019 and $103,421 at December 31, 2018

	11,413,595	11,728,911

On December 28, 2018, to facilitate the acquisition of certain oil and gas assets, the Company, through one of its subsidiaries, Ichor Energy LLC, entered into a Term Loan Credit Agreement with various lenders represented by ABC Funding, LLC as administrative agent. The agreement provides for a total loan amount of $63,592,000, bearing interest at a rate per annum equal to the greater of (i) a floating rate of interest equal to 10% plus LIBOR, and (ii) a fixed rate of interest equal to 12%, payable monthly on the last day of each calendar month, commencing January 31, 2019. Principal payments shall be made quarterly at 1.25% of the initial loan amount, commencing on the last business day of the fiscal quarter ending June 30, 2019. Cash generated from the operation of these assets is restricted to lease operating expenses, the payment of debt service on the Term Loan, approximately $12,000,000 of oil and gas development projects approved by the lender, and distributions to the Company of $65,000 per month for general and administrative expenses, and a quarterly tax distribution at the current statutory rates. On a quarterly basis, commencing with the quarter ended June 30, 2019, after appropriate distributions to the Company, any cash in excess of $2,000,000 plus unfunded approved development projects will be swept by the lender as an additional principal payment on the debt. To the extent not previously paid, all loans under the Loan Agreement shall be due and payable on the December 28, 2023 (the Maturity Date). The balance shown is net of unamortized discount of $4,168,904 at March 31, 2019 and $4,385,408 at December 31, 2018.

	59,423,096	59,206,592

On December 28, 2018, the Company issued a 10% secured promissory note in the amount of $23,777,948, payable to RPM Investments, secured by 100% of the membership interests of Ichor Energy Holdings, LLC. All accrued interest and unpaid principal are due on January 31, 2020.	23,777,948	23,777,948

On February14, 2019, the Company executed a promissory note payable to CrossFirst Bank in the amount of $56,760 for the purchase of transportation equipment, bearing interest at 7.15%, payable in 60 installments of $1,130, with a maturity date of February 14,2024	56,760	-

	105,885,826	103,882,439
Less current portion	(37,436,624)	(11,805,582)
	$68,449,202	$92,076,857

Note 8. Commitments and contingencies

In April 2018, the Company’s subsidiary, Petrodome Energy, LLC entered into a 66-month lease for 4,147 square feet of office space for the Company’s corporate office in Houston, Texas. The annual base rent commenced at $22.00 per square foot, and escalates at $0.50 per foot each year through expiration of the lease term. A right-of-use asset and operating lease liability has been recorded with the adoption of Topic 842, pertaining to this office lease. As this lease does not provide an implicit interest rate, we used a portfolio approach to determine a collateralized incremental borrowing rate of 10% based on the information available at the date of adoption of Topic 842 to determine the lease liability. Operating lease expense is recognized on a straight-line basis over the lease term. Operating lease expense was $24,096 for the three months ended March 31, 2019.

From time to time the Company may be a party to litigation involving commercial claims against the Company. Management believes that the ultimate resolution of these matters will not have a material effect on the Company’s financial position or results of operations.

The staff (the “Staff”) of the SEC’s Division of Enforcement has notified the Company, that the Staff has made a preliminary determination to recommend that the SEC file an enforcement action against the Company, as well as against its CEO and it CFO, for alleged violations of Section 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder during the period from early 2014 through late 2016. The Staff’s notice is not a formal allegation or a finding of wrongdoing by the Company, and the Company is in dialogue with the Staff regarding its preliminary determination. The Company believes it has adequate defenses, and intends to vigorously defend any enforcement action that may be initiated by the SEC.

Note 9. Subsequent Events

On April 5, 2019, the Company borrowed $145,000 from James A. Doris, the Company’s CEO, under a 12% unsecured promissory note payable on demand.

On May 1, 2019, the Company’s subsidiary, Mid-Con Development, LLC sold to an independent third party all of its interests in the oil and gas assets Mid-Con Development, LLC owned in Ellis and Rooks Counties, Kansas, consisting of working interests in approximately 41 oil leases comprising several thousand acres. The sale price was $4,100,000, $3,800,000 of which was applied toward the reserve-based loan (“RBL”) previously provided by CrossFirst Bank to Mid-Con and certain of Viking’s other subsidiaries. The principal balance of the RBL was reduced from approximately $11,400,000 to approximately $7,600,000 as a result of the payment. The balance of the sale proceeds was used for transaction costs and working capital purposes.

On May 10, 2019, Petrodome Louisiana Pipeline LLC ("Petrodome LA"), a subsidiary of Petrodome Energy, LLC, acquired from Legacy Resources Co., L.P. ("Legacy") a majority working interest in 6 gas wells (including 2 producing gas wells), 1 producing oil well and 1 salt water disposal well in Cameron Parish, Louisiana. The purchase price was $2,800,000, before adjustments, and the effective date of the transaction was March 1, 2019. The purchase price after adjustments, paid by Petrodome LA to Legacy on closing was $2,706,143, all of which was funded via a drawdown against the RBL. The principal balance of the RBL was increased to approximately $10,334,143, including a separate advance of $28,000 covering closing costs. CrossFirst Bank has a first mortgage against the assets acquired by Petrodome LA.

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

PLAN OF OPERATIONS

Overview

The Company's business plan is to engage in the acquisition, exploration, development and production of oil and natural gas properties, both individually and through collaborative partnerships with other companies in this field of endeavor. Viking has relationships with industry experts and formulated an acquisition strategy, with emphasis on acquiring under-valued, producing properties from distressed vendors or those deemed as non-core assets by larger sector participants. The Company does not focus on speculative exploration programs, but rather targets properties with current production and untapped reserves. The Company’s growth strategy includes the following key initiatives:

•	Acquisition of under-valued producing oil and gas assets
•	Employ enhanced recovery techniques to maximize production
•	Implement responsible, lower-risk drilling programs on existing assets
•	Aggressively pursue cost-efficiencies
•	Opportunistically explore strategic mergers and/or acquisitions
•	Actively hedge mitigating commodity risk

The following overview provides a background for the current strategy being implemented by management.

Acquisitions – Canada

•	In November 2014, the Company entered into its first contract relative to oil and gas activities involving jointly controlled assets and related liabilities by purchasing an undivided 50% interest in the Joffre project located in Alberta, Canada. The working interests of this joint venture, were acquired from a Canadian Company that ended up in receivership, and the administration of these assets proved to be inefficient and unprofitable. The investment in these properties, as well as all uncollected receivables associated with it have been either fully impaired or fully reserved. Effective September 30, 2018, the Company negotiated a sale and settlement of this Canadian joint venture interest and a resolution of all intercompany balances associated with it, for proceeds to the Company of $232,545. An asset retirement obligation of $466,031 offset by the net asset retirement cost of $293,296 associated with this investment generated a gain from disposal of these assets of $405,280.

Acquisitions – Kansas

•	In February 2016, the Company closed on the acquisition of working interests in four leases with access to the mineral rights (oil and gas) concerning approximately 281 acres of property in Miami and Franklin Counties in eastern Kansas.

•	In October 2016, the Company, through its subsidiary Mid-Con Petroleum, LLC, completed an acquisition whereby the Company (i) increased its working interest in three existing oil and gas leases in Miami and Franklin Counties in Eastern Kansas, and (ii) acquired a working interest in four new oil and gas leases in the same region, comprising approximately 660 acres of property.

•	On September 11, 2017, the Company through its subsidiary Mid-Con Drilling, LLC (“Mid-Con Drilling”), completed an acquisition of a 90% working interest in four new oil and gas leases in Anderson County in Eastern Kansas, comprising approximately 980 acres of property.

•	On October 2, 2017, the Company, through Mid-Con Drilling, closed on an acquisition, effective October 1, 2017, of a 100% working interest in six new oil and gas leases in Miami and Franklin Counties in Eastern Kansas.

•	On October 4, 2017, the Company, through Mid-Con Drilling, closed on an acquisition of an 80% working interest in six new oil and gas leases in Riley, Geary and Wabaunsee Counties in Kansas.

•	On December 29, 2017, the Company through its subsidiary Mid-Con Development, LLC, completed an acquisition of working interests in approximately 41 oil leases in Ellis and Rooks Counties in Kansas, comprising several thousand acres.

•	On January 12, 2018, the Company, through MidCon Drilling, completed an acquisition of a 100% working interest in seven new oil and gas leases in Woodson and Allen Counties in Eastern Kansas.

•	Effective February 1, 2018, the Company, through Mid-Con Drilling, closed on the acquisition of a working interest in a lease with access to the mineral rights (oil and gas) concerning approximately 80 acres of property in Douglas County in eastern Kansas. On May 1, 2019, the Company’s subsidiary, Mid-Con Development, LLC, sold its oil and gas assets in Ellis and Rooks Counties, Kansas.

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

Acquisitions – Texas and Louisiana

•	On December 28, 2018, the Company, through its newly formed Ichor Energy subsidiaries completed an acquisition (the “Ichor Energy Acquisition”) of working interests in certain oil and gas leases in Texas (primarily in Orange and Jefferson Counties) and Louisiana (primarily in Calcasiue Parish), which include 58 producing wells and 31 salt water disposal wells. The properties produce hydrocarbons from known reservoirs/sands in the on-shore Gulf Coast region, with an average well depth in excess of 10,600 feet, and daily production volumes averaging in excess of 2,300 BOE.

This acquisition of these assets is consistent with the location of our Petrodome assets and are effectively managed from our Houston office.

Going Concern Qualification

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company had a net loss of $11,931,481, and $1,552,883 for the three months ended March 31, 2019 and 2018, respectively. Furthermore, as of March 31, 2019, the Company has a working capital deficiency in excess of $48,000,000. The largest components of current liabilities creating this deficiency are (a) notes payable with a face value aggregating approximately $15,000,000 due in August of 2019 and (b) a promissory note payable to the seller of the certain oil and gas interests purchased on December 28, 2018 in the amount of $23,777,948 with all principal and accrued interest due on the earlier of (i) the date the Company or one of its affiliates completes an acquisition with one or more of the Sellers for a purchase price equal to or greater than $50,000,000 or (ii) January 31, 2020.

Management has evaluated these conditions and has developed a plan which, in part, address these obligations as follows:

•

The terms of the $15 million notes due in August 2019 allow for 50% of the principal to be converted into shares of the Company’s common stock at $0.20 per share, and contain a provision whereby the Company has the right to extend the Maturity Date for one additional year to August of 2020. Consideration for the one-year extension is payment of the accrued interest, an increase in the interest rate to 12% for the extension period and the issuance of a warrant to purchase an additional 115,000 common shares per $100,000 of outstanding principal of each note on a pro rata basis. The net effect allows the Company to pay $1,500,000 in accrued interest and delay the payment of $15,000,000 in principal for one year.

•

The acquisition of oil and gas assets in Texas and Louisiana (the Ichor Energy Acquisition) at the end of 2018 is believed to provide cash flow sufficient to not only satisfy the Company’s debt service associated with this acquisition, but to also fund a $12,000,000 development program to increase this purchased production beyond its current average daily production of 2,300 BOE and provide a quicker principal reduction, resulting in an increased equity position relative to these assets. The acquisition of Petrodome in 2017 and the high level of oil and gas expertise retained by Petrodome at the end of 2017 provided an internal lease operating company to efficiently evaluate development opportunities.

•

The Company has a revolving credit facility with CrossFirst Bank, which was approved for $30,000,000. The balance outstanding at March 31, 2019 is approximately $11,500,000. Additional funds could be made available to the Company for projects reviewed and approved by the lender.

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

RESULTS OF CONTINUING OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the three months ended March 31, 2019 and 2018, should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on April 1, 2019.

Liquidity and Capital Resources

As of March 31, 2019, and December 31, 2018, the Company had $4,245,050 and $4,009,892 in cash holdings, respectively.

Three months ended March 31, 2019, compared to the three months ended March 31, 2018

Revenue

The Company had gross revenues of $9,346,592 for the three months ended March 31, 2019, as compared to $2,161,947 for the three months ended March 31, 2018, reflecting an increase in excess of 330% or $7,184,645. This substantial increase in revenue is primarily a result of the increased production from the certain oil and gas assets acquired at the end of 2018, but also is reflective of new drilling and enhancements to existing wells.

Expenses

The Company’s operating expenses increased by approximately 133%, or $3,505,158 to $6,125,555 for the three-month period ended March 31, 2019, from $2,620,397 in the corresponding prior period. Lease operating costs increased by approximately 158%, or $1,591,126, to 2,599,394 from $1,008,268 as compared to the three months ended March 31, 2018. DD&A expense, a non-cash expense, increased by $1,881,005, to $2,370,688 from $489,686 for the corresponding period in 2018. General and administrative expenses only reflected an increase of approximately 15%, to $1,033,345 or $132,820, when compared to $900,525 in the corresponding prior period.

Income (loss) from Operations

The Company, through the increased production coming from its latest acquisition, and controlling the cost of operations and administration, has generated an income from operations for the three months ended March 31, 2019 of $3,221,037, when compared to a loss from operations of $458,450 for the three months ended March 31, 2018.

Other Income (Expense)

The Company had other income (expense) of $(15,152,518) for the three months ended March 31, 2019, as compared to $(1,366,222) for the three months ended March 31, 2018. This significant difference is primarily a result of increased interest expense and amortization of debt discount due to increased debt associated with acquisitions, and loss on commodity derivatives.

Net Income (Loss)

The Company incurred a net (loss) of $(11,931,481) during the three-month period ended March 31, 2019, compared with a net loss of $(1,552,883) for the three-month period ended March 31, 2018. The increase in net loss was mainly due to the items referred to in the analysis of operating expenses and other income (expense).

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

Asset Retirement Obligation

Asset retirement obligations (“ARO”) primarily represent the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the projected end of their productive lives, in accordance with applicable federal, state and local laws. We determined our ARO by calculating the present value of estimated cash flows related to the obligation. The retirement obligation is recorded as a liability at its estimated present value as of the obligation’s inception, with an offsetting increase to proved properties. Periodic accretion of discount of the estimated liability is recorded as accretion expense in the accompanying consolidated statements of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company does not currently maintain controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls and procedures would include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Management and directors will continue to monitor and evaluate the effectiveness of the Company's internal controls and procedures and the Company's internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. There were no changes in Internal Control Over Financial Reporting during the quarter ended March 31, 2019.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of commercial operations in the normal course of business. As of March 31, 2019, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of operations.

The staff (the “Staff”) of the SEC’s Division of Enforcement has notified the Company that the Staff has made a preliminary determination to recommend that the SEC file an enforcement action against the Company, as well as against its CEO and it CFO, for alleged violations of Section 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder during the period from early 2014 through late 2016. The Staff’s notice is not a formal allegation or a finding of wrongdoing by the Company, and the Company is in dialogue with the Staff regarding its preliminary determination. The Company believes it has adequate defenses and intends to vigorously defend any enforcement action that may be initiated by the SEC.

ITEM 1A. RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2019, the Company issued 198,056 common shares for services.

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

10.1

Membership Interest Purchase Agreement, dated November 10, 2017, by Viking Energy Group, Inc. and Black Rhino, LP (incorporated by reference to our Current Report on Form 8-K filed on December 29, 2017)

10.2

First Amendment to Membership Interest Purchase Agreement, dated November 30, 2017, by Viking Energy Group, Inc. and Black Rhino, LP (incorporated by reference to our Current Report on Form 8-K filed on December 29, 2017)

10.3

Second Amendment to Membership Interest Purchase Agreement, dated December 22, 2017, by Viking Energy Group, Inc., Black Rhino, LP, and Petrodome Energy, LLC (incorporated by reference to our Current Report on Form 8-K filed on December 29, 2017)

10.4

Term Loan Agreement, dated December 22, 2017, by the Borrowers listed therein, 405 Petrodome LLC, as Administrative Agent, and 405 Petrodome LLC and Cargill, Incorporated, as Lenders (incorporated by reference to our Current Report on Form 8-K filed on December 29, 2017)

10.5

Purchase and Sale Agreement, executed as of September 1, 2018, by and among Viking Energy Group, Inc. and Bodel Holdings, L.L.C., Cleveland Holdings, L.L.C., Delbo Holdings, L.L.C., DeQuincy Holdings, L.L.C., Gulf Coast Working Partners, L.L.C., Oakley Holdings, L.L.C., SamJam Energy, L.L.C., and Perry Point Holdings, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on September 5, 2018)

10.6

First Amendment to Purchase and Sale Agreement, executed as of November 1, 2018, by and among Viking Energy Group, Inc. and Bodel Holdings, L.L.C., Cleveland Holdings, L.L.C., Delbo Holdings, L.L.C., DeQuincy Holdings, L.L.C., Gulf Coast Working Partners, L.L.C., Oakley Holdings, L.L.C., SamJam Energy, L.L.C., and Perry Point Holdings, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on November 5, 2018)

10.7

Second Amendment to Purchase and Sale Agreement, executed as of November 1, 2018, by and among Viking Energy Group, Inc. and Bodel Holdings, L.L.C., Cleveland Holdings, L.L.C., Delbo Holdings, L.L.C., DeQuincy Holdings, L.L.C., Gulf Coast Working Partners, L.L.C., Oakley Holdings, L.L.C., SamJam Energy, L.L.C., and Perry Point Holdings, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2018)

10.8

Collateral Agreement to Purchase and Sale Agreement, executed as of December 26, 2018, by and among Viking Energy Group, Inc. and Bodel Holdings, L.L.C., Cleveland Holdings, L.L.C., Delbo Holdings, L.L.C., DeQuincy Holdings, L.L.C., Gulf Coast Working Partners, L.L.C., Oakley Holdings, L.L.C., SamJam Energy, L.L.C., and Perry Point Holdings, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2018)

10.9

Term Loan Credit Agreement, dated as of December 28, 2018, by and among Ichor Energy Holdings, LLC, Ichor Energy, LLC, ABC Funding, LLC, as Administrative Agent, and the Lender Parties (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2018)

30

10.10

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

10.12	Employment Agreement with Timothy Swift dated as of March 19, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 21, 2018)

10.13	Restricted Stock Agreement with Timothy Swift dated as of April 1, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 21, 2018)

21.1*	Subsidiaries of Viking Energy Group, Inc.

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*

Certification of Principal Financial and Accounting Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

99.1	Purchase, Sale and Capital Contribution Agreement effective February 1, 2016 (incorporated by reference to our Annual Report on Form 10-K/A filed on May 16, 2016)

99.2	Purchase and Sale Agreement (incorporated by reference to our Current Report on Form 8-K filed on September 12, 2017)

99.3	Purchase and Sale Agreement (incorporated by reference to our Current Report on Form 8-K filed on October 3, 2017)

99.4	Purchase and Sale Agreement (incorporated by reference to our Current Report on Form 8-K filed on October 4, 2017)

99.5	Purchase and Sale Agreement (incorporated by reference to our Current Report on Form 8-K filed on December 8, 2017)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

VIKING ENERGY GROUP, INC. (Registrant)

/s/ James Doris	Date: May 14, 2019
Principal Executive Officer

/s/ Frank W. Barker, Jr.	Date: May 14, 2019
Principal Financial and Accounting Officer

32