Form 10-Q
period 2019-06-30
VIKING ENERGY GROUP, INC.
filed 2019-08-12
CIK 1102432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

______________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable.	Note applicable.	Not applicable.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 31, 2019, the registrant had 91,199,954 shares of common stock outstanding.

VIKING ENERGY GROUP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIKING ENERGY GROUP, INC.
Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash	$361,392	$4,009,892
Restricted cash	4,683,129	-
Accounts receivable – oil and gas - net	2,709,059	258,300
Prepaid expenses	90,569	124,443
Total current assets	7,844,149	4,392,635

Oil and gas properties, full cost method
Proved developed producing oil and gas properties, net	76,502,105	81,331,986
Proved undeveloped and non-producing oil and gas properties, net	49,190,612	50,492,906
Total oil and gas properties, net	125,692,717	131,824,892

Fixed assets, net	562,923	200,243
Derivative asset	-	681,776
Other assets	110,194	110,194
TOTAL ASSETS	$134,209,983	$137,209,740

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,630,603	$2,549,280
Accrued expenses and other current liabilities	2,741,986	1,014,661
Undistributed revenues and royalties	1,308,021	1,207,605
Derivative liability	7,121,509	2,531,718
Amount due to director	590,555	395,555
Current portion of long-term debt – net of debt discount	40,231,789	11,805,582
Total current liabilities	53,624,463	19,504,401
Long term debt - net of current portion and debt discount	65,760,237	92,076,857
Operating lease liability	338,627	-
Asset retirement obligation	3,868,692	4,413,465
TOTAL LIABILITIES	123,592,019	115,994,723

Commitments and contingencies (Note 8)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
28,092 shares issued and outstanding as of June 30, 2019 and December 31, 2018	28	28
Common stock, $0.001 par value, 500,000,000 shares authorized,
91,199,954 and 90,989,025 shares issued and outstanding as of June 30, 2019 and December 31, 2018 respectively.	91,200	90,989
Additional paid-in capital	32,057,784	32,015,913
Accumulated deficit	(21,531,048)	(10,891,913)
TOTAL STOCKHOLDERS’ EQUITY	10,617,964	21,215,017
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$134,209,983	$137,209,740

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. Consolidated Statements of Operations (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenue
Oil and gas sales	8,734,323	$2,318,622	$18,080,915	$4,480,569

Operating expenses
Lease operating costs	2,857,278	1,035,474	5,456,672	2,043,742
General and administrative	1,257,959	1,125,936	2,291,304	2,026,461
Stock based compensation	2,500	1,044,612	42,082	1,218,099
Depreciation, depletion and amortization	2,228,191	459,951	4,598,879	949,637
Accretion - ARO	75,681	49,346	158,227	97,777
Total operating expenses	6,421,609	3,715319	12,547,164	6,335,716

Income (loss) from operations	2,312,714	(1,396,697)	5,533,751	(1,855,147)

Other income (expense)
Interest expense	(3,192,574)	(600,181)	(6,323,967)	(961,384)
Amortization of debt discount	(2,304,291)	(1,930,997)	(4,583,250)	(2,639,104)
Change in fair value of derivatives	4,474,016	(632,831)	(5,271,567)	(987,784)
Gain on ARO settlement		-	-	58,041
Interest and other income	2,481	-	5,898	-
Total other income (expense)	(1,020,368)	(3,164,009)	(16,172,886)	(4,530,231)

Net loss before income taxes	1,292,346	(4,560,706)	(10,639,135)	(6,385,378)
Income tax benefit (expense)	-	605,490	-	877,279

Net Income (loss)	$1,292,346	$(3,955,216)	$(10,639,135)	$(5,508,099)
Earnings (loss) per common share
Basic	$0.01	$(0.05)	$(0.12)	$(0.07)
Weighted average number of common shares outstanding
Basic	91,192,033	80,957,111	91,147,958	77,650,012

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(10,639,135)	$(5,508,099)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Change in fair value of derivative liability	5,271,567	987,784
Stock based compensation	42,082	1,218,099
Depreciation, depletion and amortization	4,598,879	949,637
Amortization of operational right-of-use assets	2,228	-
Gain on ARO settlement	-	(58,041)
Accretion – Asset retirement obligation	158,227	97,777
Amortization of debt discount	4,583,250	2,639,104
Changes in operating assets and liabilities
Accounts receivable	(2,362,672)	13,614
Prepaid expenses and other assets	33,874	(88,448)
Other receivable	-	548,714
Accounts payable	(1,607,849)	(1,933,061)
Accrued expenses and other current liabilities	1,727,325	446,928
Deferred tax liability	-	(877,279)
Undistributed revenues and royalties	100,416	78,734
Amounts due to directors	-	39,993
Net cash provided by (used) in operating activities	1,908,192	(1,444,544)

Cash flows from investing activities:
Investment in and acquisition of oil and gas properties	(3,319,812)	(2,088,262)
Acquisition of fixed assets	-	(130,000)
Proceeds from sale of oil and gas interests	287,966	1,144,953
Net cash used in investing activities	(3,031,846)	(1,073,309)

Cash flows from financing activities:
Proceeds from amount due to director	195,000	583,000
Repayment of amount due to director	-	(1,306,956)
Proceeds from long term debt	2,734,143	10,078,018
Short term advance	693,706	-
Repayment of long-term debt	(1,464,566)	(6,764,989)
Net cash provided by financing activities	2,158,283	2,589,073

Net increase (decrease) in cash	1,034,629	71,720
Cash and Restricted Cash, beginning of period	4,009,892	5,735,259

Cash and Restricted Cash, end of period	$5,044,521	$5,806,479
Supplemental Cash Flow Information:
Cash paid for:
Interest	$4,383,027	$866,380
Income taxes	$-	$-

Supplemental disclosure of Non-Cash Investing and Financing Activities:
Recognition of asset retirement obligation	$94,796	$231,053
Recognition of right-of-use asset and lease liability	$367,365	$-
Amortization of right-of-use asset and lease liability	$28,738	$-
Purchase of transportation equipment through direct financing	$56,760	$-
Proceeds from sale of oil and gas properties paid directly to reduce debt	$3,800,000	$-
Elimination of asset retirement obligation associated with sale of assets	$797,796	$-
Issuance of shares as discount on debt	$-	$1,237,416
Issuance of warrants as discount on debt	$-	$327,740
1st Global debt discount and loan fees	$-	$324,000
Payment in kind interest added to debt	$-	$140,757
Debt refinanced through new credit facility	$-	$7,633,389
Private placement debt exchanged for new private placement	$-	$2,085,000
Purchase of working interest through new debt	$-	$165,000
Issuance of shares for contract services	$-	$55,000
Cashless exercise of warrants	$-	$60
Accrued expenses exchanged for long term debt	$-	$24,712

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the six months ended June 30, 2019

						Prepaid	Retained
	Preferred Stock		Common Stock		Additional Paid-in	Equity- Based	Earnings (Accumulated	Total Stockholders'
	Number	Amount	Number	Amount	Capital	Compensation	Deficit)	Equity

Balances at December 31, 2018	28,092	$28	90,989,025	$90,989	$32,015,913	$-	$(10,891,913)	$21,215,017

Shares issued for services			210,929	211	41,871			42,082
Net loss for the six months ended June 30, 2019							(10,639,135)	(10,639,135)

Balances at June 30, 2019	28,092	$28	91,199,954	$91,200	$32,057,784	$-	$(21,531,048)	$10,617,964

For the six months ended June 30, 2018

						Prepaid	Retained
	Preferred Stock		Common Stock		Additional Paid-in	Equity Based	Earnings (Accumulated	Total Stockholders'
	Number	Amount	Number	Amount	Capital	Compensation	Deficit)	Equity

Balances at December 31, 2017	28,092	$28	72,347,990	$72,348	$19,029,892	$(11,827)	$3,417,872	$22,508,313.0

Accounting principle change relative to certain derivative liabilities - Note 2.							807,762	807,762
Shares issued for consulting services			3,031,748	3,032	548,887			551,919
Shares issued as prepaid equity-based compensation			250,000	250	54,750	(55,000)		-
Shares issued as debt discount			7,774,856	7,775	1,229,641			1,237,416
Warrants issued for services					599,353			599,353
Shares issued in cashless exercise of warrants			60,312	60	(60)			-
Warrants issued as debt discount					327,740			327,740
Amortization of prepaid equity-based compensation						66,827		66,827
Net loss for the six months ended June 30, 2018							(5,508,099)	(5,508,099)

Balances at June 30, 2018	28,092	$28	83,464,906	$83,465	$21,790,203	$-	$(1,282,465)	$20,591,231

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. Notes to Consolidated Financial Statements (Unaudited)

Note 1 Nature of Business and Going Concern

Viking Energy Group, Inc. (“Viking” or the “Company”) is engaged in the acquisition, exploration, development and production of oil and natural gas properties, both individually and through collaborative partnerships with other companies in this field of endeavor. Since 2014 the Company has had the following related activities:

•	In November 2014, the Company entered into its first contract relative to oil and gas activities involving jointly controlled assets and related liabilities by purchasing an undivided 50% interest in the Joffre project located in Alberta, Canada. Effective September 30, 2018, the Company negotiated a sale and settlement of this Canadian joint venture interest and a resolution of all intercompany balances associated with it, for proceeds to the Company of $232,545. An asset retirement obligation of $466,031 offset by the net asset retirement cost of $293,296 associated with this investment generated a gain from disposal of these assets of $405,280.

•	In February 2016, the Company closed on the acquisition of working interests in four leases with access to the mineral rights (oil and gas) concerning approximately 281 acres of property in Miami and Franklin Counties in eastern Kansas.

•	In October 2016, the Company, through its subsidiary Mid-Con Petroleum, LLC (“Mid-Con Petroleum”), completed an acquisition whereby the Company (i) increased its working interest in three existing oil and gas leases in Miami and Franklin Counties in Eastern Kansas, and (ii) acquired a working interest in four new oil and gas leases in the same region, comprising approximately 660 acres of property.

•	On September 11, 2017, the Company through its subsidiary Mid-Con Drilling, LLC (“Mid-Con Drilling”), completed an acquisition of a 90% working interest in four new oil and gas leases in Anderson County in Eastern Kansas, comprising approximately 980 acres of property.

•	On October 2, 2017, the Company, through Mid-Con Drilling, closed on an acquisition, effective October 1, 2017, of a 100% working interest in six new oil and gas leases in Miami and Franklin Counties in Eastern Kansas.

•	On October 4, 2017, the Company, through Mid-Con Drilling, closed on an acquisition of an 80% working interest in six new oil and gas leases in Riley, Geary and Wabaunsee Counties in Kansas.

•	On December 22, 2017, the Company completed an acquisition of 100% of the membership interests of Petrodome Energy, LLC, a privately-owned company, with working interests in multiple oil and gas fields across Texas, Louisiana and Mississippi, comprising approximately 11,700 acres.

•	On December 29, 2017, the Company through its subsidiary Mid-Con Development, LLC (“Mid-Con Development”), completed an acquisition of working interests in approximately 41 oil leases in Ellis and Rooks Counties in Kansas, comprising several thousand acres.

•	On January 12, 2018, the Company, through Mid-Con Drilling, completed an acquisition of a 100% working interest in seven new oil and gas leases in Woodson and Allen Counties in Eastern Kansas.

•	Effective February 1, 2018, the Company, through Mid-Con Drilling, closed on the acquisition of a working interest in a lease with access to the mineral rights (oil and gas) concerning approximately 80 acres of property in Douglas County in eastern Kansas.

•	On December 28, 2018, the Company, through its subsidiary Ichor Energy, LLC (“Ichor Energy”) completed an acquisition (the “Ichor Energy Acquisition”) of working interests in certain oil and gas leases in Texas (primarily in Orange and Jefferson Counties) and Louisiana (primarily in Calcasiue Parish), which include 58 producing wells and 31 salt water disposal wells. The properties produce hydrocarbons from known reservoirs/sands in the on-shore Gulf Coast region, with an average well depth in excess of 10,600 feet.

•	On May 1, 2019, the Company’s subsidiary, Mid-Con Development, LLC sold all of its interests in the oil and gas assets Mid-Con Development, LLC owned in Ellis and Rooks Counties, Kansas, consisting of working interests in approximately 41 oil leases comprising several thousand acres.

•	On May 10, 2019, Petrodome Louisiana Pipeline LLC (“Petrodome LA”), a subsidiary of Petrodome Energy, LLC, acquired a majority working interest in 6 gas wells (including 2 producing gas wells), 1 producing oil well and 1 salt water disposal well located in the East Mud Lake Field in Cameron Parish, Louisiana, with leases to mineral rights (oil and gas) concerning approximately 765 acres.

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Although the Company had a net income of $1,292,346 for the three months ended June 30, 2019, the Company had a net loss of $10,639,135 for the six months ended June 30, 2019. Furthermore, as of June 30, 2019, the Company has a working capital deficiency in excess of $45,000,000. The largest components of current liabilities creating this deficiency are (a) notes payable with a face value aggregating approximately $15,000,000 due in August of 2019 and (b) a promissory note payable to the seller of the certain oil and gas interests purchased on December 28, 2018 in the amount of $23,777,948 with all principal and accrued interest due on the earlier of (i) the date the Company or one of its affiliates completes an acquisition with one or more of the Sellers for a purchase price equal to or greater than $50,000,000 or (ii) January 31, 2020.

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

•

The Company has a revolving credit facility with CrossFirst Bank, which was approved for $30,000,000. The balance outstanding at June 30, 2019 is approximately $10,100,000. On May 10, 2019, the Company entered into an amendment to this revolving credit facility to extend the final maturity date from June 30, 2020 to May 10, 2021, which provides the Company with an additional year to meet the cash demands associated with maturity. Additional funds could be made available to the Company for projects reviewed and approved by the lender.

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

The estimates of proved oil and gas reserves are used as significant inputs in determining the depletion of oil and gas properties and the impairment of proved oil and gas properties. There are numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. Similarly, evaluations for impairment of proved oil and gas properties are subject to numerous uncertainties including, among others, estimates of future recoverable reserves and commodity price outlooks. Actual results could differ from the estimates and assumptions utilized.

d) Financial Instruments

Accounting Standards Codification, “ASC” Topic 820-10, “Fair Value Measurement” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 820-10, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measurement. The carrying amounts reported in the consolidated balance sheets for accrued expenses and other current liabilities, accounts payable, derivative liabilities, amount due to director each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

•	Level 3: inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets and liabilities measured at fair value as of June 30, 2019 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial Assets
Commodity Derivative		$-	$-	$-	$-
		$-	$-	$-	$-

Financial liabilities
Commodity Derivative	$		$7,121,509	$-	$(5,271,567)
		$-	$7,121,509	$-	$(5,271,567)

Assets and liabilities measured at fair value as of December 31, 2018, are classified below based on the three-level fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial Assets
Commodity Derivative	$-	$681,776	$-	$926,802
	$-	$681,776	$-	$926,802

Financial liabilities
Commodity Derivative	$-	$2,531,718	$-	$(2,531,718)
	$-	$2,531,718	$-	$(2,531,718)

The Company has entered into certain commodity derivative instruments containing swaps and collars, which management believes are effective in mitigating commodity price risk associated with a portion of its future monthly natural gas and crude oil production and related cash flows. The Company does not designate its commodities derivative instruments as hedges and therefore does not apply hedge accounting. Changes in fair value of derivative instruments subsequent to the initial measurement are recorded as change in fair value on derivative liability, in other income (expense). The estimated fair value amounts of the Company’s commodity derivative instruments have been determined at discrete points in time based on relevant market information which resulted in the Company classifying such derivatives as Level 2. Although the Company’s commodity derivative instruments are valued using public indices, as well as the Black-Sholes model, the instruments themselves are traded with unrelated counterparties and are not openly traded on an exchange.

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

The derivative assets were $0 and $681,776 as of June 30, 2019 and December 31, 2018, and the derivative liabilities were $7,121,509 and $2,531,718 as of June 30, 2019 and December 31, 2018 respectively. The change in the fair value of the derivative assets and liabilities for the six months ended June 30, 2019 consisted of a decrease of $681,776 associated with existing commodity derivatives and a decrease of $4,589,791 associated with the new commodity derivative related to the acquisition accomplished on December 28, 2018, and a loss recognized in the consolidated statement of operations in the amount of $5,271,567.

The table below is a summary of the Company’s commodity derivatives as of June 30, 2019:

Natural Gas	Period	Average MMBTU per Month	Fixed Price per MMBTU

Swap	Dec-18 to Dec-22	118,936	$2.715

Crude Oil	Period	Average BBL per Month	Price per BBL

Swap	Dec-18 to Dec-22	24,600	$50.85
Swap	Dec-17 to Dec-19	1,400	$54.77
Swap	Jan-20 to Jun-20	1,400	$52.71
Collar	Dec-17 to Jun-20	4,000	$55.00 / $72.00
Collar	Sep-17 to Sep-19	1,100	$47.00 / $54.10

e) Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investment securities that have original maturities of three months or less. At June 30, 2019, the Company has cash deposits in excess of FDIC insured limits in the amounts of $3,867,375.

Restricted cash in the amount of $4,683,129 as of June 30, 2019 represents the balance of cash held by Ichor Energy, LLC (the “Borrower”) and/or its subsidiaries, generated through the operations of those subsidiaries. Pursuant to the Term Loan Credit Agreement to which the Borrower and its subsidiaries are parties, following March 31, 2019 the Borrower is required at all times to maintain a minimum cash balance of $2,000,000 (the “MLR”). Within 30 days of the end of each quarter, commencing with the quarter ended June 30, 2019, the Borrower is required to pay the lenders, as an additional principal payment on the debt, any cash in excess of (i) the MLR and (ii) any funds necessary for the capital expenditures contemplated to be expended in the next six month period by an approved plan of development (“APOD Capex Amount”). At June 30, 2019, the cash in excess of the MLR does not exceed the APOD Capex Amount..

f) Accounts receivable

Accounts receivable consist of oil and gas receivables. The Company evaluates these accounts receivable for collectability and, when necessary, records allowances for expected unrecoverable amounts. The Company has recorded an allowance for doubtful accounts of $217,057 at June 30, 2019 and December 31, 2018 respectively.

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

Depreciation, depletion and amortization expense utilizing the unit-of-production method for the Company’s oil and gas properties for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
Cost Center	2019	2018	2019	2018

Canada	$-	$10,649	$-	$21,387
United States	2,228,191	449,302	4,598,879	928,250

	$2,228,191	$459,951	$4,598,879	$949,637

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

j) Income (loss) per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding and adjusted by any effects of warrants and options outstanding during the period, if dilutive. For the three months ended June 30, 2019 there were approximately 1,411 common stock equivalents that were dilutive; these dilutive shares were immaterial and omitted from the calculation of income per share for such period. For the six months ended June 30, 2019 and 2018 there were approximately 92,274,782 and 34,912,910 common stock equivalents respectively, that were anti-dilutive.

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

The following table disaggregates the Company’s revenue by source for the six months ended June 30, 2019 and 2018:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018

Oil	$7,194,400	$2,248,725	$14,926,562	$4,272,909
Natural gas and natural gas liquids	1,539,923	69,897	3,154,353	207,660

	$8,734,323	$2,318,622	$18,080,915	$4,480,569

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

The Company has estimated net operating losses in excess of $12,000,000 at June 30, 2019. The potential benefit of these net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not that it will utilize the net operating losses carried forward in future years. In December 2017, tax legislation was enacted limiting the deduction for net operating losses from taxable years beginning after December 31, 2017 to 80% of current year taxable income and eliminating net operating loss carrybacks for losses arising in taxable years ending after December 31, 2017 (though any such tax losses may be carried forward indefinitely). Net operating losses originating in taxable years beginning prior to January 1, 2018 are still subject to former carryover rules. The net operating loss carryforwards generated prior to this date, approximating $11,000,000, will expire between 2019 through 2038.

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

The following table represents stock warrant activity as of and for the six months ended June 30, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding – December 31, 2018	54,821,690	$0.26	6.0 years	$-
Granted	-	-		-
Exercised	-	-	-	-
Forfeited/expired/cancelled	-		-	-

Warrants Outstanding – June 30, 2019	54,821,690	$0.26	4.7 years	$-

Outstanding Exercisable – June 30, 2019	54,821,690	$0.26	4.7 years	$-

n) Impairment of long-lived assets

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset’s expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the six months ended June 30, 2019 and 2018.

o) Accounting for Asset Retirement Obligations

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

The following table describes the changes in the Company’s asset retirement obligations for the six months ended June 30, 2019:

Six months ended June 30, 2019

Asset retirement obligation – beginning	$4,413,465
Oil and gas purchases	94,796
Adjustments through disposals and settlements	(797,796)
Accretion expense	158,227

Asset retirement obligation – ending	$3,868,692

p) Undistributed Revenues and Royalties

The Company records a liability for cash collected from oil and gas sales that have not been distributed. The amounts get distributed in accordance with the working interests of the respective owners.

q) Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02 “Leases” (ASU 2016-02) and subsequently issued supplemental adoption guidance and clarification (collectively, Topic 842). Topic 842 amends a number of aspects of lease accounting, including requiring lessees to recognize right-of-use assets and lease liabilities for operating leases with a lease term greater than one year. Topic 842 supersedes Topic 840 “Leases.” On January 1, 2019, the Company adopted Topic 842 using the modified retrospective approach. Results for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Topic 840. We elected the package of practical expedients permitted under the transition guidance within Topic 842, which allowed us to carry forward the historical lease classification, retain the initial direct costs for any leases that existed prior to the adoption of the standard and not reassess whether any contracts entered into prior to the adoption are leases. We also elected to account for lease and non-lease components in our lease agreements as a single lease component in determining lease assets and liabilities. In addition, we elected not to recognize the right-of-use assets and liabilities for leases with lease terms of one year or less. Upon adoption of Topic 842, we recorded $367,365 of right-of-use assets and operating lease liabilities as of January 1, 2019. The adoption did not have a material impact on our Consolidated Statements of Operations or Consolidated Statements of Cash Flows

r) Subsequent events

The Company has evaluated all subsequent events from June 30, 2019, through the date of filing this report, and determined there are no additional items to disclose other than those described in Note 9.

Note 3. Business Acquisition

Proforma unaudited condensed selected financial data for the six months ended June 30, 2018 as though the Ichor Energy Acquisition had taken place at January 1, 2018 are as follows:

Six Months Ended June 30, 2018

Revenues	$23,624,555

Net Income (excludes unrealized gains / losses)	$885,074

Income per share	$0.01

Note 4. Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification and geographical cost center for the six months ended June 30, 2019:

	December 31, 2018	Adjustments	Impairments	June 30, 2019

Proved developed producing oil and gas properties
United States cost center	$81,936,721	$(1,476,634)	$-	$80,460,087
Accumulated depreciation, depletion and amortization	(604,735)	(3,353,247)	-	(3,957,982)
Proved developed producing oil and gas properties, net	$81,331,986	$(4,829,881)	$-	$76,502,105

Undeveloped and non-producing oil and gas properties
United States cost center	$51,973,719	$(87,140)	$-	$51,886,579
Accumulated depreciation, depletion and amortization	(1,480,813)	(1,215,154)	-	(2,695,967)
Undeveloped and non-producing oil and gas properties, net	$50,492,906	$(1,302,294)	$-	$49,190,612

Total Oil and Gas Properties, Net	$131,824,892	$(6,132,175)	$-	$125,692,717

Note 5. Related Party Transactions

The Company’s CEO and Director, James Doris has incurred expenses on behalf of, and made advances to, the Company in order to provide the Company with funds to carry on its operations. As of June 30, 2019, the total amount due to Mr. Doris for unreimbursed expenses is $6,183, and is included in accounts payable. Additionally, Mr. Doris has made several loans through promissory notes to the Company, all accruing interest at 12%, and payable on demand. As of June 30, 2019, the total amount due to Mr. Doris for these loans is $590,555 Accrued interest of $86,780 is included in accrued expenses and other current liabilities at June 30, 2019.

The Company’s CFO, Frank W. Barker, Jr., renders professional services to the Company through FWB Consulting, Inc., an affiliate of Mr. Barker’s. As of June 30, 2019, the total amount due to FWB Consulting, Inc. is $137,432 and is included in accounts payable.

Note 6. Capital Stock and Additional Paid-in Capital

(a) Preferred Stock

The Company is authorized to issue 5,000,000 shares of Preferred Stock, par value $0.001 per share (the “Preferred Stock”), of which 50,000 have been designated as Series C Preferred Stock (the “Series C Preferred Stock”). Pursuant to the amended Certification of Designation of the Series C Preferred Stock filed on July 16, 2019, each share of Series C Preferred Stock entitles the holder thereof to 20,000 votes on all matters submitted to the vote of the stockholders of the Company. Each share of Series C Preferred Stock is convertible, at the option of the holder, at any time after the date of issuance of such share, at the office of the Corporation or any transfer agent for such stock, into one share of fully paid and non-assessable common stock (the “Conversion Rate”).

(b) Common Stock

On November 5, 2018, the Company amended its Articles of Incorporation to increase the number of shares of common stock the Company is authorized to issue from 100,000,000 to 500,000,000.

During the six months ended June 30, 2019, the Company issued the shares of its common stock as follows:

•	210,929 shares of common stock issued for services valued at fair market value on the date of the transaction, totaling $42,082.

During the six months ended June 30, 2018, the Company issued the shares of its common stock as follows:

•	668,500 shares of common stock issued for services valued at fair market value on the date of the transaction, totaling $117,660.

•	250,000 shares of common stock issued as prepaid equity-based compensation valued at fair market value at the date of the transaction, totaling $55,000.

•	4,110,000 shares of common stock issued as debt discount valued at fair market value on the date of each transaction, totaling $615,185.

Note 7. Long Term Debt

Long term debt consisted of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
During June through December of 2018, the Company borrowed $9,459,750 from private lenders, and exchanged $5,514,000 of amounts due lenders from prior borrowings as well as $191,250 in accrued interest, pursuant to a 10% Secured Promissory Note with 50% of the principal convertible into the Company’s common stock at $0.20 per share, all principal and accrued interest payable on the maturity date of August 31, 2019. The balance shown is net of unamortized discount of $1,867,398 at June 30, 2019 and $5,981,012 at December 31, 2018.	13,282,602	9,168,988

On June 13, 2018, the Company borrowed $12,400,000 pursuant to a revolving line of credit facility with a maximum principal amount of $30,000,000 from Crossfirst Bank, bearing interest 1.5% above a base rate equal to the prime rate of interest published by the Wall Street Journal, interest only for June and July of 2018, at which time Principal will be payable at $100,000 monthly through the maturity date of May 10, 2021, at which time all remaining unpaid principal and accrued interest shall be due. The balance shown is net of unamortized discount of $69,200 at June 30, 2019 and $103,421 at December 31, 2018

	10,030,800	11,728,911

On December 28, 2018, to facilitate the acquisition of certain oil and gas assets, the Company, through one of its subsidiaries, Ichor Energy LLC, entered into a Term Loan Credit Agreement with various lenders represented by ABC Funding, LLC as administrative agent. The agreement provides for a total loan amount of $63,592,000, bearing interest at a rate per annum equal to the greater of (i) a floating rate of interest equal to 10% plus LIBOR, and (ii) a fixed rate of interest equal to 12%, payable monthly on the last day of each calendar month, commencing January 31, 2019. Principal payments shall be made quarterly at 1.25% of the initial loan amount, commencing on the last business day of the fiscal quarter ending June 30, 2019. Cash generated from the operation of these assets is restricted to lease operating expenses, the payment of debt service on the Term Loan, approximately $12,000,000 of oil and gas development projects approved by the lender, and distributions to the Company of $65,000 per month for general and administrative expenses, and a quarterly tax distribution at the current statutory rates. Within 30 days of the end of each quarter, commencing with the quarter ended June 30, 2019, Ichor Energy, LLC is required to pay, as an additional principal payment on the debt, any cash in excess of the MLR and the APOD Capex Amount. To the extent not previously paid, all loans under the Loan Agreement shall be due and payable on the December 28, 2023 (the Maturity Date). The balance shown is net of unamortized discount of $3,949,993 at June 30, 2019 and $4,385,408 at December 31, 2018.

	58,847,108	59,206,592

On December 28, 2018, the Company issued a 10% secured promissory note in the amount of $23,777,948, payable to RPM Investments, secured by 100% of the membership interests of Ichor Energy Holdings, LLC. All accrued interest and unpaid principal are due on January 31, 2020.	23,777,948	23,777,948

On February 14, 2019, the Company executed a promissory note payable to CrossFirst Bank in the amount of $56,760 for the purchase of transportation equipment, bearing interest at 7.15%, payable in 60 installments of $1,130, with a maturity date of February 14, 2024	53,568	-

	105,992,026	103,882,439
Less current portion	(40,231,789)	(11,805,582)
	$65,760,237	$92,076,857

Note 8. Commitments and contingencies

In April 2018, the Company’s subsidiary, Petrodome Energy, LLC entered into a 66-month lease for 4,147 square feet of office space for the Company’s corporate office in Houston, Texas. The annual base rent commenced at $22.00 per square foot, and escalates at $0.50 per foot each year through expiration of the lease term. A right-of-use asset and operating lease liability has been recorded with the adoption of Topic 842, pertaining to this office lease. As this lease does not provide an implicit interest rate, we used a portfolio approach to determine a collateralized incremental borrowing rate of 10% based on the information available at the date of adoption of Topic 842 to determine the lease liability. Operating lease expense is recognized on a straight-line basis over the lease term. Operating lease expense was $24,096 and $48,192 for the three and six months ended June 30, 2019.

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

Note 9. Subsequent Events

On July 30, 2019, the Company through Mid-Con Petroleum, LLC and Mid-Con Drilling, LLC (collectively the “Subsidiaries”), both wholly owned subsidiaries, borrowed in the aggregate $3,351,099.00 from Cornerstone Bank of Overland Park, Kansas (the “Cornerstone Loans”), on the following terms: 6% interest; July 24, 2025 maturity date; interest only payments for 12 months beginning August 24, 2019; and blended payments of principal and interest commencing August 24, 2020. These loans are secured by a first mortgage against the Subsidiaries’ Kansas assets, and the Company guaranteed repayment of the Cornerstone Loans. The net proceeds were applied to reduce the amount owing under the Company’s reserve-based revolving loan facility with CrossFirst Bank to $6,650,000, and CrossFirst Bank released its security interests in the Subsidiaries’ Kansas assets.

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

PLAN OF OPERATIONS

Overview

The Company’s business plan is to engage in the acquisition, exploration, development and production of oil and natural gas properties, both individually and through collaborative partnerships with other companies in this field of endeavor. Viking has relationships with industry experts and formulated an acquisition strategy, with emphasis on acquiring under-valued, producing properties from distressed vendors or those deemed as non-core assets by larger sector participants. The Company does not focus on speculative exploration programs, but rather targets properties with current production and untapped reserves. The Company’s growth strategy includes the following key initiatives:

•	Acquisition of under-valued producing oil and gas assets
•	Employ enhanced recovery techniques to maximize production
•	Implement responsible, lower-risk drilling programs on existing assets
•	Aggressively pursue cost-efficiencies
•	Opportunistically explore strategic mergers and/or acquisitions
•	Actively hedge mitigating commodity risk

The following overview provides a background for the current strategy being implemented by management.

Acquisitions – Canada

•	In November 2014, the Company entered into its first contract relative to oil and gas activities involving jointly controlled assets and related liabilities by purchasing an undivided 50% interest in the Joffre project located in Alberta, Canada. The working interests of this joint venture, were acquired from a Canadian Company that ended up in receivership, and the administration of these assets proved to be inefficient and unprofitable. The investment in these properties, as well as all uncollected receivables associated with it have been either fully impaired or fully reserved. Effective September 30, 2018, the Company negotiated a sale and settlement of this Canadian joint venture interest and a resolution of all intercompany balances associated with it, for proceeds to the Company of $232,545. An asset retirement obligation of $466,031 offset by the net asset retirement cost of $293,296 associated with this investment generated a gain from disposal of these assets of $405,280.

Acquisitions – Kansas

•	In February 2016, the Company closed on the acquisition of working interests in four leases with access to the mineral rights (oil and gas) concerning approximately 281 acres of property in Miami and Franklin Counties in eastern Kansas.

•	In October 2016, the Company, through its subsidiary Mid-Con Petroleum, LLC, completed an acquisition whereby the Company (i) increased its working interest in three existing oil and gas leases in Miami and Franklin Counties in Eastern Kansas, and (ii) acquired a working interest in four new oil and gas leases in the same region, comprising approximately 660 acres of property.

•	On September 11, 2017, the Company through its subsidiary Mid-Con Drilling, LLC (“Mid-Con Drilling”), completed an acquisition of a 90% working interest in four new oil and gas leases in Anderson County in Eastern Kansas, comprising approximately 980 acres of property.

•	On October 2, 2017, the Company, through Mid-Con Drilling, closed on an acquisition, effective October 1, 2017, of a 100% working interest in six new oil and gas leases in Miami and Franklin Counties in Eastern Kansas.

•	On October 4, 2017, the Company, through Mid-Con Drilling, closed on an acquisition of an 80% working interest in six new oil and gas leases in Riley, Geary and Wabaunsee Counties in Kansas.

•	On December 29, 2017, the Company through its subsidiary Mid-Con Development, LLC, completed an acquisition of working interests in approximately 41 oil leases in Ellis and Rooks Counties in Kansas, comprising several thousand acres.

•	On January 12, 2018, the Company, through Mid-Con Drilling, completed an acquisition of a 100% working interest in seven new oil and gas leases in Woodson and Allen Counties in Eastern Kansas.

•	Effective February 1, 2018, the Company, through Mid-Con Drilling, closed on the acquisition of a working interest in a lease with access to the mineral rights (oil and gas) concerning approximately 80 acres of property in Douglas County in eastern Kansas. On May 1, 2019, the Company’s subsidiary, Mid-Con Development, LLC, sold its oil and gas assets in Ellis and Rooks Counties, Kansas.

•	On May 1, 2019, the Company’s subsidiary, Mid-Con Development, LLC sold to an independent third party all of its interests in the oil and gas assets Mid-Con Development, LLC owned in Ellis and Rooks Counties, Kansas, consisting of working interests in approximately 41 oil leases comprising several thousand acres.

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

Acquisitions – Texas and Louisiana

•	On December 28, 2018, the Company, through its newly formed Ichor Energy subsidiaries completed an acquisition (the “Ichor Energy Acquisition”) of working interests in certain oil and gas leases in Texas (primarily in Orange and Jefferson Counties) and Louisiana (primarily in Calcasiue Parish), which include 58 producing wells and 31 salt water disposal wells. The properties produce hydrocarbons from known reservoirs/sands in the on-shore Gulf Coast region, with an average well depth in excess of 10,600 feet, and daily production volumes averaging in excess of 2,300 BOE.

This acquisition of these assets is consistent with the location of our Petrodome assets and are effectively managed from our Houston office.

Acquisitions – Louisiana

•	On May 10, 2019, Petrodome Louisiana Pipeline LLC (“Petrodome LA”), a subsidiary of Petrodome Energy, LLC, acquired a majority working interest in 6 gas wells (including 2 producing gas wells), 1 producing oil well and 1 salt water disposal well located in the East Mud Lake Field in Cameron Parish, Louisiana, with leases to mineral rights (oil and gas) concerning approximately 765 acres.

Going Concern Qualification

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Although the Company had a net income of $1,292,346 for the three months ended June 30, 2019, the Company had a net loss of $10,639,135 for the six months ended June 30, 2019. Furthermore, as of June 30, 2019, the Company has a working capital deficiency in excess of $45,000,000. The largest components of current liabilities creating this deficiency are (a) notes payable with a face value aggregating approximately $15,000,000 due in August of 2019 and (b) a promissory note payable to the seller of the certain oil and gas interests purchased on December 28, 2018 in the amount of $23,777,948 with all principal and accrued interest due on the earlier of (i) the date the Company or one of its affiliates completes an acquisition with one or more of the Sellers for a purchase price equal to or greater than $50,000,000 or (ii) January 31, 2020.

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

•

The Company has a revolving credit facility with CrossFirst Bank, which was approved for $30,000,000. The balance outstanding at June 30, 2019 is approximately $10,100,000. On May 10, 2019, the Company entered into an amendment to this revolving credit facility to extend the final maturity date from June 30, 2020 to May 10, 2021, which provides the Company with an additional year to meet the cash demands associated with maturity. Additional funds could be made available to the Company for projects reviewed and approved by the lender.

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

RESULTS OF CONTINUING OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the three and six months ended June 30, 2019 and 2018, should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on April 1, 2019.

Liquidity and Capital Resources

As of June 30, 2019, and December 31, 2018, the Company had $5,044,521 (of which $4,683,129 is restricted) and $4,009,892 in cash holdings, respectively. Restricted cash in the amount of $4,683,129 as of June 30, 2019 represents the balance of cash held by Ichor Energy, LLC (the “Borrower”) and/or its subsidiaries, generated through the operations of those subsidiaries. Pursuant to the Term Loan Credit Agreement to which the Borrower and its subsidiaries are parties, following March 31, 2019 the Borrower is required at all times to maintain a minimum cash balance of $2,000,000 (the “MLR”). Within 30 days of the end of each quarter, commencing with the quarter ended June 30, 2019, the Borrower is required to pay the lenders, as an additional principal payment on the debt, any cash in excess of (i) the MLR and (ii) any funds necessary for the capital expenditures contemplated to be expended in the next six month period by an approved plan of development (“APOD Capex Amount”). At June 30, 2019, the cash in excess of the MLR does not exceed the APOD Capex Amount.

As of June 30, 2019, the Company has total long term debt of $105,992,026, with a current portion of $40,231,789. This current portion consists primarily of notes payable with a face value approximating $15,000,000 and a promissory note payable to the seller of the certain oil and gas interests acquired in December 2018, in the amount of $23,777,948 (see Going Concern Qualification).

Three months ended June 30, 2019, compared to the three months ended June 30, 2018

Revenue

The Company had gross revenues of $8,734,323 for the three months ended June 30, 2019, as compared to $2,318,622 for the three months ended June 30, 2018, reflecting an increase in excess of 276% or $6,415,701. This substantial increase in revenue is primarily a result of the increased production from the certain oil and gas assets acquired at the end of 2018, but also is reflective of new drilling and enhancements to existing wells.

Expenses

The Company’s operating expenses increased by approximately 73%, or $2,706,290 to $6,421,609 for the three-month period ended June 30, 2019, from $3,715,319 in the corresponding prior period. Lease operating costs increased by approximately 176%, or $1,821,804, to 2,857,278 from $1,035,474 as compared to the three months ended June 30, 2018. DD&A expense, a non-cash expense, increased by $1,768,240, to $2,228,191 from $459,951 for the corresponding period in 2018. General and administrative expenses only reflected an increase of approximately 15%, to $1,257,959 or $132,023, when compared to $1,125,936 in the corresponding prior period.

Income (loss) from Operations

The Company, through the increased production coming from its latest acquisition, and controlling the cost of operations and administration, has generated an income from operations for the three months ended June 30, 2019 of $2,312,714, when compared to a loss from operations of $1,396,697 for the three months ended June 30, 2018.

Other Income (Expense)

The Company had other income (expense) of $(1,020,368) for the three months ended June 30, 2019, as compared to $(3,164,009) for the three months ended June 30, 2018. This significant difference is primarily a result of increased interest expense and amortization of debt discount due to increased debt associated with acquisitions, offset by a gain on commodity derivatives.

Net Income (Loss)

The Company incurred a net income of $1,292,346 during the three-month period ended June 30, 2019, compared with a net loss of $(3,955,216) for the three-month period ended June 30, 2018. The primary reason for the Company generating a net income for the three months ended June 30, 2019 has to do with the gain associated with the change in the fair value of the commodity derivatives offsetting interest expense.

Six months ended June 30, 2019, compared to the six months ended June 30, 2018

Revenue

The Company had gross revenues of $18,080,915 for the six months ended June 30, 2019, as compared to $4,480,569 for the six months ended June 30, 2018, reflecting an increase in excess of 303% or $13,600,346. This substantial increase in revenue is primarily a result of the increased production from the certain oil and gas assets acquired at the end of 2018, but also is reflective of new drilling and enhancements to existing wells.

Expenses

The Company’s operating expenses increased by approximately 98%, or $6,211,448 to $12,547,164 for the six-month period ended June 30, 2019, from $6,335,716 in the corresponding prior period. Lease operating costs increased by approximately 167%, or $3,412,930, to 5,456,672 from $2,043,742 as compared to the six months ended June 30, 2018. DD&A expense, a non-cash expense, increased by $3,649,242, to $4,598,879 from $949,637 for the corresponding period in 2018. General and administrative expenses only reflected an increase of approximately 15%, to $2,291,304 or $264,843, when compared to $2,026,461 in the corresponding prior period.

Income (loss) from Operations

The Company, through the increased production coming from its latest acquisition, and controlling the cost of operations and administration, has generated an income from operations for the six months ended June 30, 2019 of $5,533,751, when compared to a loss from operations of $1,855,147 for the six months ended June 30, 2018.

Other Income (Expense)

The Company had other income (expense) of $(16,172,886) for the six months ended June 30, 2019, as compared to $(4,530,231) for the six months ended June 30, 2018. This significant difference is primarily a result of increased interest expense and amortization of debt discount due to increased debt associated with acquisitions, and loss on commodity derivatives.

Net Income (Loss)

The Company incurred a net (loss) of $(10,639,135) during the six-month period ended June 30, 2019, compared with a net loss of $(5,508,099) for the six-month period ended June 30, 2018. The increase in net loss was mainly due to the items referred to in the analysis of operating expenses and other income (expense).

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Management and directors will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and the Company’s internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. There were no changes in Internal Control Over Financial Reporting during the quarter ended June 30, 2019.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of commercial operations in the normal course of business. As of June 30, 2019, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of operations.

In April of 2019, the staff (the “Staff”) of the SEC’s Division of Enforcement notified the Company that the Staff has made a preliminary determination to recommend that the SEC file an enforcement action against the Company, as well as against its CEO and its CFO, for alleged violations of Section 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder during the period from early 2014 through late 2016. The Staff’s notice is not a formal allegation or a finding of wrongdoing by the Company, and the Company is in dialogue with the Staff regarding its preliminary determination. The Company believes it has adequate defenses and intends to vigorously defend any enforcement action that may be initiated by the SEC.

ITEM 1A. RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2019, the Company issued 12,873 common shares to a business consultant for services.

The shares described above were issued pursuant to exemptions from registration requirements relying on Section 4(a)(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D promulgated thereunder as there was no general solicitation, and the transactions did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On July 16, 2019, the Company filed an amended Certificate of Designation with the State of Nevada, amending the preferences, rights and limitations of the Company’s Series C Preferred Stock, increasing the number of votes associated with each share of Series C Preferred Stock from 10,000 votes to 20,000 votes.

ITEM 6. EXHIBITS

Number	Description

3.1	Articles of Incorporation (incorporated by reference to our Definitive Information Statement on Schedule 14C filed on October 14, 2008)

3.2	Bylaws (incorporated by reference to our Definitive Information Statement on Schedule 14C filed on October 14, 2008)

3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on November 6, 2018)

3.4*	Amendment to Certificate of Designation After Issuance of Class or Series

10.1

Membership Interest Purchase Agreement, dated November 10, 2017, by Viking Energy Group, Inc. and Black Rhino, LP (incorporated by reference to our Current Report on Form 8-K filed on December 29, 2017)

10.2

First Amendment to Membership Interest Purchase Agreement, dated November 30, 2017, by Viking Energy Group, Inc. and Black Rhino, LP (incorporated by reference to our Current Report on Form 8-K filed on December 29, 2017)

10.3

Second Amendment to Membership Interest Purchase Agreement, dated December 22, 2017, by Viking Energy Group, Inc., Black Rhino, LP, and Petrodome Energy, LLC (incorporated by reference to our Current Report on Form 8-K filed on December 29, 2017)

10.4

Term Loan Agreement, dated December 22, 2017, by the Borrowers listed therein, 405 Petrodome LLC, as Administrative Agent, and 405 Petrodome LLC and Cargill, Incorporated, as Lenders (incorporated by reference to our Current Report on Form 8-K filed on December 29, 2017)

10.5

Purchase and Sale Agreement, executed as of September 1, 2018, by and among Viking Energy Group, Inc. and Bodel Holdings, L.L.C., Cleveland Holdings, L.L.C., Delbo Holdings, L.L.C., DeQuincy Holdings, L.L.C., Gulf Coast Working Partners, L.L.C., Oakley Holdings, L.L.C., SamJam Energy, L.L.C., and Perry Point Holdings, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on September 5, 2018)

10.6

First Amendment to Purchase and Sale Agreement, executed as of November 1, 2018, by and among Viking Energy Group, Inc. and Bodel Holdings, L.L.C., Cleveland Holdings, L.L.C., Delbo Holdings, L.L.C., DeQuincy Holdings, L.L.C., Gulf Coast Working Partners, L.L.C., Oakley Holdings, L.L.C., SamJam Energy, L.L.C., and Perry Point Holdings, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on November 5, 2018)

10.7

Second Amendment to Purchase and Sale Agreement, executed as of November 1, 2018, by and among Viking Energy Group, Inc. and Bodel Holdings, L.L.C., Cleveland Holdings, L.L.C., Delbo Holdings, L.L.C., DeQuincy Holdings, L.L.C., Gulf Coast Working Partners, L.L.C., Oakley Holdings, L.L.C., SamJam Energy, L.L.C., and Perry Point Holdings, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2018)

10.8

Collateral Agreement to Purchase and Sale Agreement, executed as of December 26, 2018, by and among Viking Energy Group, Inc. and Bodel Holdings, L.L.C., Cleveland Holdings, L.L.C., Delbo Holdings, L.L.C., DeQuincy Holdings, L.L.C., Gulf Coast Working Partners, L.L.C., Oakley Holdings, L.L.C., SamJam Energy, L.L.C., and Perry Point Holdings, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2018)

10.9

Term Loan Credit Agreement, dated as of December 28, 2018, by and among Ichor Energy Holdings, LLC, Ichor Energy, LLC, ABC Funding, LLC, as Administrative Agent, and the Lender Parties (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2018)

31

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

10.12	Employment Agreement with Timothy Swift dated as of March 19, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 21, 2018)

10.13	Restricted Stock Agreement with Timothy Swift dated as of April 1, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 21, 2018)

21.1	Subsidiaries of Viking Energy Group, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 14, 2019)

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

VIKING ENERGY GROUP, INC. (Registrant)

/s/ James Doris	Date: August 12, 2019
James Doris
Principal Executive Officer

/s/ Frank W. Barker, Jr.	Date: August 12, 2019
Frank W. Barker, Jr.
Principal Financial and Accounting Officer

33