Form 10-Q
period 2019-09-30
VIKING ENERGY GROUP, INC.
filed 2019-11-12
CIK 1102432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 1, the registrant had 96,276,947 shares of common stock outstanding.

VIKING ENERGY GROUP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIKING ENERGY GROUP, INC. Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash	$1,555,390	$4,009,892
Restricted cash	6,088,859	-
Accounts receivable – oil and gas - net	2,653,653	258,300
Prepaid expenses	136,404	124,443
Total current assets	10,434,306	4,392,635

Oil and gas properties, full cost method
Proved developed producing oil and gas properties, net	75,675,548	81,331,986
Proved undeveloped and non-producing oil and gas properties, net	48,143,115	50,492,906
Total oil and gas properties, net	123,818,663	131,824,892

Fixed assets, net	534,829	200,243
Derivative asset	101,726	681,776
Other assets	71,594	110,194
TOTAL ASSETS	$134,961,118	$137,209,740

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,431,858	$2,549,280
Accrued expenses and other current liabilities	2,145,033	1,014,661
Undistributed revenues and royalties	1,746,255	1,207,605
Derivative liability	1,683,980	2,531,718
Amount due to director	590,555	395,555
Current portion of long-term debt and other short-term borrowings – net of debt discount	40,241,800	11,805,582
Total current liabilities	48,839,481	19,504,401
Long term debt - net of current portion and debt discount	66,231,506	92,076,857
Operating lease liability	323,642	-
Asset retirement obligation	3,377,424	4,413,465
TOTAL LIABILITIES	118,772,053	115,994,723

Commitments and contingencies (Note 8)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 28,092 shares issued and outstanding as of September 30, 2019 and December 31, 2018	28	28
Common stock, $0.001 par value, 500,000,000 shares authorized, 96,276,947 and 90,989,025 shares issued and outstanding as of September 30, 2019 and December 31, 2018 respectively.	96,277	90,989
Additional paid-in capital	36,204,678	32,015,913
Accumulated deficit	(20,111,918)	(10,891,913)
TOTAL STOCKHOLDERS’ EQUITY	16,189,065	21,215,017
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$134,961,118	$137,209,740

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. Consolidated Statements of Operations (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenue
Oil and gas sales	9,000,591	$1,895,932	$27,081,506	$6,376,501

Operating expenses
Lease operating costs	3,547,662	913,331	9,004,334	2,957,073
General and administrative	1,076,287	1,364,779	3,367,591	3,391,240
Stock based compensation	402,451	680,156	444,533	1,898,255
Depreciation, depletion and amortization	2,379,725	412,669	6,978,604	1,362,306
Accretion - ARO	72,042	40,081	230,269	137,858
Total operating expenses	7,478,167	3,411,016	20,025,331	9,746,732

Income (loss) from operations	1,522,424	(1,515,084)	7,056,175	(3,370,231)

Other income (expense)
Interest expense	(3,278,555)	(255,999)	(9,602,522)	(1,217,383)
Amortization of debt discount	(2,364,357)	(1,420,459)	(6,947,607)	(4,059,563)
Change in fair value of derivatives	5,539,255	(342,318)	267,688	(1,330,102)
Gain on disposal of assets	-	555,548	-	613,589
Interest and other income	363	-	6,261	-
Total other income (expense)	(103,294)	(1,463,228)	(16,276,180)	(5,993,459)

Net income (loss) before income taxes	1,419,130	(2,978,312)	(9,220,005)	(9,363,690)
Income tax benefit (expense)	-	33,548	-	910,827

Net Income (loss)	$1,419,130	$(2,944,764)	$(9,220,005)	$(8,452,863)
Earnings (loss) per common share
Basic	$0.02	$(0.03)	$(0.10)	$(0.11)
Weighted average number of common shares outstanding
Basic	92,586,983	84,561,061	91,632,904	79,979,011

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(9,220,005)	$(8,452,863)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Change in fair value of derivative liability	(267,688)	1,330,102
Stock based compensation	444,533	1,898,255
Depreciation, depletion and amortization	6,978,604	1,362,306
Amortization of operational right-of-use assets	2,997	-
Gain on disposal of assets	-	(613,589)
Accretion – Asset retirement obligation	230,269	137,858
Amortization of debt discount	6,947,607	4,059,563
Changes in operating assets and liabilities
Accounts receivable	(2,307,266)	(154,772)
Prepaid expenses and other assets	26,639	(368,542)
Other receivable	-	548,714
Accounts payable	(806,594)	(1,198,555)
Accrued expenses and other current liabilities	1,753,034	349,156
Deferred tax liability	-	(910,827)
Undistributed revenues and royalties	538,650	77,167
Amounts due to directors	-	39,993
Net cash provided by (used) in operating activities	4,320,780	(1,896,034)

Cash flows from investing activities:
Investment in and acquisition of oil and gas properties	(4,641,453)	(3,600,528)
Acquisition of fixed assets	-	(130,000)
Proceeds from sale of fixed assets	-	45,000
Proceeds from sale of oil and gas interests	552,966	1,332,995
Net cash used in investing activities	(4,088,487)	(2,352,533)

Cash flows from financing activities:
Proceeds from amount due to director	195,000	583,000
Repayment of amount due to director	-	(1,312,908)
Proceeds from long term debt	6,372,383	16,047,458
Debt issuance costs		(791,385)
Short term advance	693,706	-
Repayment of long-term debt	(3,859,025)	(8,199,989)
Net cash provided by financing activities	3,402,064	6,326,176

Net increase (decrease) in cash	3,634,357	2,077,609
Cash and Restricted Cash, beginning of period	4,009,892	5,735,259

Cash and Restricted Cash, end of period	$7,644,249	$7,812,868
Supplemental Cash Flow Information:
Cash paid for:
Interest	$7,664,537	$1,059,616
Income taxes	$-	$-

Supplemental disclosure of Non-Cash Investing and Financing Activities:
Recognition of asset retirement obligation	$94,796	$231,053
Recognition of right-of-use asset and lease liability	$367,365	$-
Amortization of right-of-use asset and lease liability	$43,723	$-
Purchase of transportation equipment through direct financing	$56,760	$-
Proceeds from sale of oil and gas properties paid directly to reduce debt	$3,800,000	$-
Elimination of asset retirement obligation associated with sale of assets	$1,361,106	$-
Issuance of shares as discount on debt	$-	$2,231,331
Issuance of shares as payment of interest on debt	$620,508	$-
Issuance of warrants for services	$167,151	$-
Issuance of warrants as discount on debt	$3,129,012	$1,716,039
Accrual of debt issuance costs	$-	$1,187,428
Debt refinanced through new credit facility	$3,310,000	$7,633,389
Private placement debt exchanged for new private placement	$-	$5,314,000
Purchase of working interest through new debt	$-	$165,000
Issuance of shares for contract services	$-	$55,000
Cashless exercise of warrants	$-	$447
Accrued expenses exchanged for long term debt	$-	$177,771

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the nine months ended September 30, 2019

							Retained
	Preferred Stock		Common Stock		Additional Paid-in	Prepaid Equity-Based	Earnings (Accumulated	Total Stockholders'
	Number	Amount	Number	Amount	Capital	Compensation	Deficit)	Equity

Balances at December 31, 2018	28,092	$28	90,989,025	$90,989	$32,015,913	$-	$(10,891,913)	$21,215,017

Shares issued for services			1,637,876	1,638	275,144			276,782
Shares issued for interest			3,650,046	3,650	616,858			620,508
Warrants issued for services					167,751			167,751
Warrants issued as debt discouint					3,129,012			3,129,012
Net loss for the nine months ended September 30, 2019							(9,220,005)	(9,220,005)

Balances at September 30, 2019	28,092	$28	96,276,947	$96,277	$36,204,678	$-	$(20,111,918)	$16,189,065

For the nine months ended September 30, 2018

							Retained
	Preferred Stock		Common Stock		Additional Paid-in	Prepaid Equity-Based	Earnings (Accumulated	Total Stockholders'
	Number	Amount	Number	Amount	Capital	Compensation	Deficit)	Equity

Balances at December 31, 2017	28,092	$28	72,347,990	$72,348	$19,029,892	$(11,827)	$3,417,872	$22,508,313.0

Accounting principle change relative to certain derivative liabilities - Note 2.							807,762	807,762
Shares issued for consulting services			5,029,443	5,030	1,172,979			1,178,009
Shares issued as prepaid equity-based compensation			250,000	250	54,750	(55,000)		-
Shares issued as debt discount			10,323,356	10,323	2,221,008			2,231,331
Warrants issued for services					653,419			653,419
Shares issued in cashless exercise of warrants			447,591	447	(447)			-
Warrants issued as debt discount					1,716,039			1,716,039
Amortization of prepaid equity-based compensation						66,827		66,827
Net loss for the nine months ended September 30, 2018							(8,452,863)	(8,452,863)

Balances at September 30, 2018	28,092	$28	88,398,380	$88,398	$24,847,640	$-	$(4,227,229)	$20,708,837

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. Notes to Consolidated Financial Statements (Unaudited)

Note 1 Nature of Business and Going Concern

Viking Energy Group, Inc. (“Viking” or the “Company”) is engaged in the acquisition, exploration, development and production of oil and natural gas properties, both individually and through collaborative partnerships with other companies in this field of endeavor. Since the beginning of 2018 the Company has had the following related activities:

•	On January 12, 2018, the Company, through its subsidiary Mid-Con Drilling, LLC (“Mid-Con Drilling”) completed an acquisition of a 100% working interest in seven new oil and gas leases in Woodson and Allen Counties in Eastern Kansas.

•	Effective February 1, 2018, the Company, through Mid-Con Drilling, closed on the acquisition of a working interest in a lease with access to the mineral rights (oil and gas) concerning approximately 80 acres of property in Douglas County in eastern Kansas.

•	On December 28, 2018, the Company, through its subsidiary Ichor Energy, LLC (“Ichor Energy”) completed an acquisition (the “Ichor Energy Acquisition”) of working interests in certain oil and gas leases in Texas (primarily in Orange and Jefferson Counties) and Louisiana (primarily in Calcasiue Parish), which include 58 producing wells and 31 salt water disposal wells. The properties produce hydrocarbons from known reservoirs/sands in the on-shore Gulf Coast region, with an average well depth in excess of 10,600 feet.

•	On May 1, 2019, the Company’s subsidiary, Mid-Con Development, LLC sold all of its interests in the oil and gas assets Mid-Con Development, LLC owned in Ellis and Rooks Counties, Kansas, consisting of working interests in approximately 41 oil leases comprising several thousand acres.

•	On May 10, 2019, Petrodome Louisiana Pipeline LLC ("Petrodome LA"), a subsidiary of the Company’s subsidiary, Petrodome Energy, LLC, acquired a majority working interest in 6 gas wells (including 2 producing gas wells), 1 producing oil well and 1 salt water disposal well located in the East Mud Lake Field in Cameron Parish, Louisiana, with leases to mineral rights (oil and gas) concerning approximately 765 acres.

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Although the Company had net income of $1,419,130 for the three months ended September 30, 2019, the Company had a net loss of $9,220,005 for the nine months ended September 30, 2019. Furthermore, as of September 30, 2019, the Company has a working capital deficiency in excess of $38,000,000. The largest components of current liabilities creating this deficiency are (a) notes payable with a face value aggregating approximately $15,000,000 due in August of 2020 and (b) a promissory note payable to the seller of the certain oil and gas interests purchased on December 28, 2018 in the amount of $23,777,948 with all principal and accrued interest due on the earlier of (i) the date the Company or one of its affiliates completes an acquisition with one or more of the Sellers for a purchase price equal to or greater than $50,000,000 or (ii) January 31, 2020.

Management has evaluated these conditions and has developed a plan which, in part, address these obligations as follows:

•

The terms of the $15 million notes which were initially due in August 2019 allowed for 50% of the principal to be converted into shares of the Company’s common stock at $0.20 per share, and also contained a provision whereby the Company had the right to extend the Maturity Date for one additional year to August of 2020. Consideration for the one-year extension was payment of the accrued interest, an increase in the interest rate to 12% for the extension period and the issuance of a warrant to purchase an additional 115,000 common shares per $100,000 of outstanding principal of each note on a pro rata basis. The Company elected to extend the Maturity Date and accomplished the payment of the accrued interest through the issuance of approximately 3,650,000 common shares and approximately $900,000 in cash. Effective as of October 31, 2019, all the warrant holders associated with these notes consented to a modification to the exercise price of these warrants from $0.20 to $0.10. Multiple warrant holders then elected to exercise 20,416,350 warrants for an aggregate exercise price of $2,041,635. As to $1,860,635 of such exercise price consideration, the applicable warrant holders agreed to pay such exercise price by reducing the principal amount owing by the Company to the warrant holders under the Notes. As to the balance of $181,000 of such exercise price consideration, the applicable warrant holders agreed to pay such amount in cash to the Company.

•

The acquisition of oil and gas assets in Texas and Louisiana (the Ichor Energy Acquisition) at the end of 2018 is believed to provide cash flow sufficient to not only satisfy the Company’s debt service associated with this acquisition, but to also fund a $12,000,000 development program to increase this purchased production beyond its current average daily production of 2,300 BOE and provide a quicker principal reduction, resulting in an increased equity position relative to these assets. The acquisition of Petrodome Energy LLC in 2017 and the oil and gas expertise retained by Petrodome at the end of 2017 provided an internal lease operating company to efficiently evaluate development opportunities.

•

The Company has a revolving credit facility with CrossFirst Bank, which was approved for $30,000,000. The balance outstanding at September 30, 2019 is approximately $7,990,000. On May 10, 2019, the Company entered into an amendment to this revolving credit facility to extend the final maturity date from June 30, 2020 to May 10, 2021, which provides the Company with an additional year to meet the cash demands associated with maturity. Additional funds could be made available to the Company for projects reviewed and approved by the lender.

These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to utilize the resources in place to generate future profitable operations, to develop additional acquisition opportunities, and to obtain the necessary financing to meet its obligations and repay its liabilities arising from business operations when they come due. Management believes the Company will be able to continue to develop new opportunities and will be able to obtain additional funds through debt and / or equity financings to facilitate its development strategy; however, there is no assurance of additional funding being available. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

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

•	Level 3: inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets and liabilities measured at fair value as of September 30, 2019 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial Assets
Commodity Derivative		$-	$101,726	$-	$(580,050)
		$-	$101,726	$-	$(580,050)

Financial liabilities
Commodity Derivative	$		$1,683,980	$-	$847,738
		$-	$1,683,980	$-	$847,738

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

The derivative assets were $101,726 and $681,776 as of September 30, 2019 and December 31, 2018, and the derivative liabilities were $1,683,980 and $2,531,718 as of September 30, 2019 and December 31, 2018 respectively. The change in the fair value of the derivative assets and liabilities for the nine months ended September 30, 2019 consisted of a decrease of $580,050 associated with existing commodity derivatives and an increase of $847,738 associated with the new commodity derivative related to the acquisition accomplished on December 28, 2018, and a gain recognized in the consolidated statement of operations in the amount of $267,688.

The table below is a summary of the Company’s commodity derivatives as of September 30, 2019:

Natural Gas	Period	Average MMBTU per Month	Fixed Price per MMBTU

Swap	Dec-18 to Dec-22	118,936	$2.715

Crude Oil	Period	Average BBL per Month	Price per BBL

Swap	Dec-18 to Dec- 22	24,600	$50.85
Swap	Dec-17 to Dec-19	1,400	$54.77
Swap	Jan-20 to Jun-20	1,400	$52.71
Collar	Dec-17 to Jun-20	4,000	$55.00 / $72.00
Collar	Sep-17 to Sep-19	1,100	$47.00 / $54.10

The carrying amounts reported in the consolidated balance sheets for accrued expenses and other current liabilities, accounts payable, derivative liabilities, amount due to director each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest

e) Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investment securities that have original maturities of three months or less. At September 30, 2019, the Company has cash deposits in excess of FDIC insured limits in the amounts of $6,314,524.

Restricted cash in the amount of $6,088,859 as of September 30, 2019 represents the balance of cash held by Ichor Energy, LLC (the “Borrower”) and/or its subsidiaries, generated through the operations of those subsidiaries. Pursuant to the Term Loan Credit Agreement to which the Borrower and its subsidiaries are parties, following March 31, 2019 the Borrower is required at all times to maintain a minimum cash balance of $2,000,000 (the “MLR”). Within 30 days of the end of each quarter, commencing with the quarter ended June 30, 2019, the Borrower is required to pay the lenders, as an additional principal payment on the debt, any cash in excess of (i) the MLR and (ii) any funds necessary for the capital expenditures contemplated to be expended in the next six month period by an approved plan of development (“APOD Capex Amount”). At September 30, 2019, the restricted cash did not exceed the MLR and the APOD Capex Amount.

f) Accounts receivable

Accounts receivable consist of oil and gas receivables. The Company evaluates these accounts receivable for collectability and, when necessary, records allowances for expected unrecoverable amounts. The Company has recorded an allowance for doubtful accounts of $217,057 at September 30, 2019 and December 31, 2018 respectively.

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

Depreciation, depletion and amortization expense utilizing the unit-of-production method for the Company’s oil and gas properties for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
Cost Center	2019	2018	2019	2018

Canada	$-	$-	$-	$21,387
United States	2,379,725	412,669	6,978,604	1,340,919

	$2,379,725	$412,669	$6,978,604	$1,362,306

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

j) Income (loss) per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding and adjusted by any effects of warrants and options outstanding during the period, if dilutive. For the three months ended September 30, 2019 there were approximately 1,481 common stock equivalents that were dilutive; these dilutive shares were immaterial and omitted from the calculation of income per share for such period. For the nine months ended September 30, 2019 and 2018 there were approximately 109,649,190 and 40,807,159 common stock equivalents respectively, that were anti-dilutive.

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

The following table disaggregates the Company’s revenue by source for the nine months ended September 30, 2019 and 2018:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018

Oil	$7,481,016	$1,872,636	$22,407,578	$6,145,546
Natural gas and natural gas liquids	1,519,575	23,296	4,673,928	230,955

	$9,000,591	$1,895,932	$27,081,506	$6,376,501

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

The Company has estimated net operating losses in excess of $12,000,000 at September 30, 2019. The potential benefit of these net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not that it will utilize the net operating losses carried forward in future years. In December 2017, tax legislation was enacted limiting the deduction for net operating losses from taxable years beginning after December 31, 2017 to 80% of current year taxable income and eliminating net operating loss carrybacks for losses arising in taxable years ending after December 31, 2017 (though any such tax losses may be carried forward indefinitely). Net operating losses originating in taxable years beginning prior to January 1, 2018 are still subject to former carryover rules. The net operating loss carryforwards generated prior to this date of approximately $11,000,000, will expire between 2019 through 2038.

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

The following table represents stock warrant activity as of and for the nine months ended September 30, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding – December 31, 2018	54,821,690	$0.26	6.0 years	$-
Granted	20,922,500	0.22	4.9 years	-
Exercised	-	-	-	-
Forfeited/expired/cancelled	-		-	-
Warrants Outstanding – September 30, 2019	75,744,190	$0.25	5.2 years	$-

Outstanding Exercisable – September 30, 2019	73,244,190	$0.25	5.2 years	$-

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the nine months ended September 30, 2019 and 2018.

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

The following table describes the changes in the Company’s asset retirement obligations for the nine months ended September 30, 2019:

Nine months ended September 30, 2019

Asset retirement obligation – beginning	$4,413,465
Oil and gas purchases	94,796
Adjustments through disposals and settlements	(1,361,106)
Accretion expense	230,269

Asset retirement obligation – ending	$3,377,424

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

The Company has evaluated all subsequent events from September 30, 2019, through the date of filing this report, and determined there are no additional items to disclose other than those described in Note 9.

Note 3. Business Acquisition

Proforma unaudited condensed selected financial data for the nine months ended September 30, 2018 as though the Ichor Energy Acquisition had taken place at January 1, 2018 are as follows:

Nine Months Ended September 30, 2018

Revenues	$36,869,285

Net Income (excludes unrealized gains / losses)	$2,819,852

Income per share	$0.03

Note 4. Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification and geographical cost center for the nine months ended September 30, 2019:

	December 31, 2018	Adjustments	Impairments	September 30, 2019

Proved developed producing oil and gas properties
United States cost center	$81,936,721	$(578,384)	$-	$81,358,337
Accumulated depreciation, depletion and amortization	(604,735)	(5,078,054)	-	(5,682,789)
Proved developed producing oil and gas properties, net	$81,331,986	$(5,656,438)	$-	$75,675,548

Undeveloped and non-producing oil and gas properties
United States cost center	$51,973,719	$(496,028)	$-	$51,477,691
Accumulated depreciation, depletion and amortization	(1,480,813)	(1,853,763)	-	(3,334,576)
Undeveloped and non-producing oil and gas properties, net	$50,492,906	$(2,349,791)	$-	$48,143,115

Total Oil and Gas Properties, Net	$131,824,892	$(8,006,229)	$-	$123,818,663

Note 5. Related Party Transactions

The Company’s CEO and director, James Doris has incurred expenses on behalf of, and made advances to, the Company in order to provide the Company with funds to carry on its operations. Additionally, Mr. Doris has made several loans through promissory notes to the Company, all accruing interest at 12%, and payable on demand. As of September 30, 2019, the total amount due to Mr. Doris for these loans is $590,555. Accrued interest of $84,642 is included in accrued expenses and other current liabilities at September 30, 2019.

The Company’s CFO, Frank W. Barker, Jr., renders professional services to the Company through FWB Consulting, Inc., an affiliate of Mr. Barker’s. As of September 30, 2019, the total amount due to FWB Consulting, Inc. is $173,216 and is included in accounts payable.

Note 6. Capital Stock and Additional Paid-in Capital

(a) Preferred Stock

The Company is authorized to issue 5,000,000 shares of Preferred Stock, par value $0.001 per share (the “Preferred Stock”), of which 50,000 have been designated as Series C Preferred Stock (the “Series C Preferred Stock”). Pursuant to the amended Certification of Designation of the Series C Preferred Stock filed on September 5, 2019, each share of Series C Preferred Stock entitles the holder thereof to 32,500 votes on all matters submitted to the vote of the stockholders of the Company. Each share of Series C Preferred Stock is convertible, at the option of the holder, at any time after the date of issuance of such share, at the office of the Company or any transfer agent for such stock, into one share of fully paid and non-assessable common stock.

(b) Common Stock

On November 5, 2018, the Company amended its Articles of Incorporation to increase the number of shares of common stock the Company is authorized to issue from 100,000,000 to 500,000,000.

During the nine months ended September 30, 2019, the Company issued shares of its common stock as follows:

•	1,637,876 shares of common stock issued for services valued at fair market value on the date of the transactions, totaling $276,782.

•	3,650,046 shares of common stock issued for accrued interest on promissory notes.

During the nine months ended September 30, 2018, the Company issued shares of its common stock as follows:

•	5,029,443 shares of common stock issued for services valued at fair market value on the date of the transactions, totaling $1,178,009.

•	250,000 shares of common stock issued as prepaid equity-based compensation valued at fair market value at the date of the transaction, totaling $55,000.

•	10,323,356 shares of common stock issued as debt discount valued at fair market value on the date of each transactions, totaling $2,231,331.

•	447,591 shares of common stock issued in a cashless exercise of warrants.

Note 7. Long Term Debt and other short-term borrowings

Long term debt and other short-term borrowings consisted of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018

Long-term debt:

During June through December of 2018, the Company borrowed $9,459,750 from private lenders, and exchanged $5,514,000 of amounts due lenders from prior borrowings as well as $191,250 in accrued interest, pursuant to a 10% Secured Promissory Note with 50% of the principal convertible into the Company’s common stock at $0.20 per share, all principal and accrued interest payable on the initial maturity date of August 31, 2019. Concurrently, the Company issued the Note holders 11,373,750 warrants (5-year term and an exercise price of $0.20 per share). On August 31, 2019, the Company, pursuant to the terms of the notes, elected to extend the maturity date to August 31, 2020, by increasing the interest rate to 12%, and issuing the Note holders an additional 115,000 warrants (5-year term and an exercise price of $0.20 per share) for every $100,000 invested, resulting in an additional 17,422,500 new warrants. The fair value of all these warrants was recorded as a debt discount and amortized over the life of the notes. The balance shown is net of unamortized discount of $2,872,536 at September 30, 2019 and $5,981,012 at December 31, 2018.

	12,277,464	9,168,988

On June 13, 2018, the Company borrowed $12,400,000 pursuant to a revolving line of credit facility with a maximum principal amount of $30,000,000 from Crossfirst Bank, bearing interest 1.5% above a base rate equal to the prime rate of interest published by the Wall Street Journal, interest only for June and July of 2018, at which time Principal is payable at $100,000 monthly through the maturity date of May 10, 2021, at which time all remaining unpaid principal and accrued interest shall be due. The balance shown is net of unamortized discount of $51,805 at September 30, 2019 and $103,421 at December 31, 2018

	7,938,195	11,728,911

On December 28, 2018, to facilitate the acquisition of certain oil and gas assets, the Company, through one of its subsidiaries, Ichor Energy LLC, entered into a Term Loan Credit Agreement with various lenders represented by ABC Funding, LLC as administrative agent. The agreement provides for a total loan amount of $63,592,000, bearing interest at a rate per annum equal to the greater of (i) a floating rate of interest equal to 10% plus LIBOR, and (ii) a fixed rate of interest equal to 12%, payable monthly on the last day of each calendar month, commencing January 31, 2019. Principal payments are made quarterly at 1.25% of the initial loan amount, commencing on the last business day of the fiscal quarter ending June 30, 2019. Cash generated from the operation of these assets is restricted to lease operating expenses, the payment of debt service on the Term Loan, approximately $12,000,000 of oil and gas development projects approved by the lender, and distributions to the Company of $65,000 per month for general and administrative expenses, and a quarterly tax distribution at the current statutory rates. Within 30 days of the end of each quarter, commencing with the quarter ended June 30, 2019, Ichor Energy, LLC is required to pay, as an additional principal payment on the debt, any cash in excess of the MLR and the APOD Capex Amount. To the extent not previously paid, all loans under the Loan Agreement shall be due and payable on the December 28, 2023 (the Maturity Date). The balance shown is net of unamortized discount of $3,728,679 at September 30, 2019 and $4,385,408 at December 31, 2018.

	58,273,523	59,206,592

On December 28, 2018, the Company issued a 10% secured promissory note in the amount of $23,777,948, payable to RPM Investments, secured by 100% of the membership interests of Ichor Energy Holdings, LLC. All accrued interest and unpaid principal are due on the earlier of (i) the date the Company or one of its affiliates completes an acquisition with one or more of the sellers for a purchase price equal to or greater than $50,000,000 or (ii) January 31, 2020.	23,777,948	23,777,948

On February14, 2019, the Company executed a promissory note payable to CrossFirst Bank in the amount of $56,760 for the purchase of transportation equipment, bearing interest at 7.15%, payable in 60 installments of $1,130, with a maturity date of February 14, 2024.	51,140	-

On July 24, 2019, the Company through its wholly owned subsidiary, Mid-Con Petroleum, LLC, executed a promissory note payable to Cornerstone Bank in the amount of $2,241,758, bearing interest at 6%, payable interest only for the first year, then payable in 59 installments of $43,438, with a final payment due on a maturity date of July 24, 2025. The balance shown is net of unamortized discount of $27,739 at September 30, 2019.	2,214,019	-

On July 24, 2019, the Company through its wholly owned subsidiary, Mid-Con Drilling, LLC, executed a promissory note payable to Cornerstone Bank in the amount of $1,109,341, bearing interest at 6%, payable interest only for the first year, then payable in 59 installments of $21,495, with a final payment due on a maturity date of July 24, 2025. The balance shown is net of unamortized discount of $27,662 at September 30, 2019.	1,031,017	-

	105,563,306	103,882,439

Other short-term borrowings:

On September 30, 2019, the Company received $910,000 under an agreement that requires the Company to make 28 weekly payments aggregating $1,237,600 through April 13, 2020. The agreement provides discounts for early payment. The balance shown is net of the maximum discount of $327,600 at September 30, 2019.	910,000	-

Total long-term debt and other short-term borrowings	106,473,306	103,882,439
Less current portion	(40,241,800)	(11,805,582)
	$66,231,506	$92,076,857

Note 8. Commitments and contingencies

In April 2018, the Company’s subsidiary, Petrodome Energy, LLC entered into a 66-month lease for 4,147 square feet of office space for the Company’s corporate office in Houston, Texas. The annual base rent commenced at $22.00 per square foot, and escalates at $0.50 per foot each year through expiration of the lease term. A right-of-use asset and operating lease liability has been recorded with the adoption of Topic 842, pertaining to this office lease. As this lease does not provide an implicit interest rate, we used a portfolio approach to determine a collateralized incremental borrowing rate of 10% based on the information available at the date of adoption of Topic 842 to determine the lease liability. Operating lease expense is recognized on a straight-line basis over the lease term. Operating lease expense was $24,096 and $72,228 for the three and nine months ended September 30, 2019.

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

Note 9. Subsequent Events

Subsequent to September 30, 2019, the Company organized the following additional subsidiaries in Nevada, Texas and Louisiana: Elysium Energy Holdings, LLC, a Nevada limited liability company; Elysium Energy, LLC, a Nevada limited liability company; Elysium Energy TX, LLC, a Texas limited liability company; and Elysium Energy LA, LLC, a Louisiana limited liability company.

On October 3, 2019, the Company received $480,200 under an agreement that requires the Company to make 28 weekly payments aggregating $666,400 through April 13, 2020. The agreement contains early payment discounts.

On October 10, 2019, Elysium Energy, LLC (“Purchaser”) entered into a Purchase and Sale Agreement with several selling entities (collectively the “Sellers”). Certain of the Sellers were also sellers in the Ichor Energy acquisition. The Purchaser agreed to purchase from Sellers (the “Acquisition”) their working interests and over-riding royalty interests in oil and gas properties in Texas (approximately 71 wells in 11 counties) and Louisiana (approximately 52 wells in 6 parishes), along with associated wells and equipment. The purchase price is $40,000,000, as adjusted pursuant to the terms of the Purchase Agreement, in cash at closing (the “Purchase Price”). The Purchaser paid a deposit of $1,000,000 into escrow, which deposit will be applied toward the Purchase Price at closing or be released: (i) to the Sellers if the transaction does not close under certain circumstances; or (ii) to the Purchaser if the transaction does not close under certain circumstances. The Company is pursuing financing alternatives for the Acquisition with various lenders. Consequently, there is no assurance that the Company will complete the Acquisition.

On October 24, 2019, the Company made a $4,000,000 voluntary principal payment under the Ichor Energy Term Loan Credit Agreement.

Effective as of October 31, 2019, all the warrant holders associated with the 2018 10% Secured Promissory Notes (the “Notes”) consented to a limited time modification to the exercise price of their 28,796,250 warrants from $0.20 to $0.10. Multiple warrant holders then elected to exercise 20,416,350 of these warrants for an aggregate exercise price of $2,041,635. As to $1,860,635 of such exercise price consideration, the applicable warrant holders agreed to pay such exercise price by reducing the principal amount owing by the Company to the warrant holders under the Notes. As to the balance of $181,000 of such exercise price consideration, the applicable warrant holders agreed to pay such amount in cash to the Company. This limited time modification offer expired at 5:00pm on October 31, 2019, and the 8,379,900 warrants that were not exercised remain subject to their original terms.

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

PLAN OF OPERATIONS

Overview

The Company's business plan is to engage in the acquisition, exploration, development and production of oil and natural gas properties, both individually and through collaborative partnerships with other companies in this field of endeavor. Viking has relationships with industry experts and formulated an acquisition strategy, with emphasis on acquiring under-valued, producing properties from distressed vendors or those deemed as non-core assets by larger sector participants. The Company does not focus on speculative exploration programs, but rather targets properties with current production and untapped reserves. The Company’s growth strategy includes the following key initiatives:

•	Acquisition of under-valued producing oil and gas assets
•	Employ enhanced recovery techniques to maximize production
•	Implement responsible, lower-risk drilling programs on existing assets
•	Aggressively pursue cost-efficiencies
•	Opportunistically explore strategic mergers and/or acquisitions
•	Actively hedge mitigating commodity risk

The following overview provides a background for the current strategy being implemented by management.

Kansas

•	On January 12, 2018, the Company, through its subsidiary Mid-Con Drilling, LLC (“Mid-Con Drilling”), completed an acquisition of a 100% working interest in seven new oil and gas leases in Woodson and Allen Counties in Eastern Kansas.

•	Effective February 1, 2018, the Company, through Mid-Con Drilling, closed on the acquisition of a working interest in a lease with access to the mineral rights (oil and gas) concerning approximately 80 acres of property in Douglas County in eastern Kansas.

•	On May 1, 2019, the Company’s subsidiary, Mid-Con Development, LLC sold to an independent third party all of its interests in the oil and gas assets Mid-Con Development, LLC owned in Ellis and Rooks Counties, Kansas, consisting of working interests in approximately 41 oil leases comprising several thousand acres.

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

On October 10, 2019, the Company, through its newly formed subsidiary Elysium Energy, LLC, entered into a Purchase and Sale Agreement to purchase working interests and over-riding royalty interests in oil and gas properties in Texas (approximately 71 wells in 11 counties) and Louisiana (approximately 52 wells in 6 parishes), along with associated wells and equipment. The Company paid a deposit of $1,000,000 into escrow, which deposit will be applied toward the Purchase Price at closing or be released: (i) to the sellers if the transaction does not close under certain circumstances; or (ii) to the Purchaser if the transaction does not close under certain circumstances. The Company is pursuing financing alternatives for the Acquisition with various lenders. Consequently, there is no assurance that the Company will complete the Acquisition.

Acquisitions – Louisiana

On May 10, 2019, Petrodome Louisiana Pipeline LLC, a subsidiary of the Company’s subsidiary, Petrodome Energy, LLC, acquired a majority working interest in 6 gas wells (including 2 producing gas wells), 1 producing oil well and 1 salt water disposal well located in the East Mud Lake Field in Cameron Parish, Louisiana, with leases to mineral rights (oil and gas) concerning approximately 765 acres.

Going Concern Qualification

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Although the Company had net income of $1,419,130 for the three months ended September 30, 2019, the Company had a net loss of $9,220,005 for the nine months ended September 30, 2019. Furthermore, as of September 30, 2019, the Company has a working capital deficiency in excess of $38,000,000. The largest components of current liabilities creating this deficiency are (a) notes payable with a face value aggregating approximately $15,000,000 due in August of 2020 and (b) a promissory note payable to the seller of the certain oil and gas interests purchased on December 28, 2018 in the amount of $23,777,948 with all principal and accrued interest due on the earlier of (i) the date the Company or one of its affiliates completes an acquisition with one or more of the Sellers for a purchase price equal to or greater than $50,000,000 or (ii) January 31, 2020.

Management has evaluated these conditions and has developed a plan which, in part, address these obligations as follows:

•

The terms of the $15 million notes which were initially due in August 2019 allowed for 50% of the principal to be converted into shares of the Company’s common stock at $0.20 per share, and also contained a provision whereby the Company had the right to extend the Maturity Date for one additional year to August of 2020. Consideration for the one-year extension was payment of the accrued interest, an increase in the interest rate to 12% for the extension period and the issuance of a warrant to purchase an additional 115,000 common shares per $100,000 of outstanding principal of each note on a pro rata basis. The Company elected to extend the Maturity Date and accomplished the payment of the accrued interest through the issuance of approximately 3,650,000 common shares and approximately $900,000 in cash. Effective as of October 31, 2019, all the warrant holders associated with these notes consented to a modification to the exercise price of these warrants from $0.20 to $0.10. Multiple warrant holders then elected to exercise 20,416,350 warrants for an aggregate exercise price of $2,041,635. As to $1,860,635 of such exercise price consideration, the applicable warrant holders agreed to pay such exercise price by reducing the principal amount owing by the Company to the warrant holders under the Notes. As to the balance of $181,000 of such exercise price consideration, the applicable warrant holders agreed to pay such amount in cash to the Company.

•

The acquisition of oil and gas assets in Texas and Louisiana (the Ichor Energy Acquisition) at the end of 2018 is believed to provide cash flow sufficient to not only satisfy the Company’s debt service associated with this acquisition, but to also fund a $12,000,000 development program to increase this purchased production beyond its current average daily production of 2,300 BOE and provide a quicker principal reduction, resulting in an increased equity position relative to these assets. The acquisition of Petrodome Energy LLC in 2017 and the oil and gas expertise retained by Petrodome at the end of 2017 provided an internal lease operating company to efficiently evaluate development opportunities.

•

The Company has a revolving credit facility with CrossFirst Bank, which was approved for $30,000,000. The balance outstanding at September 30, 2019 is approximately $7,990,000. On May 10, 2019, the Company entered into an amendment to this revolving credit facility to extend the final maturity date from June 30, 2020 to May 10, 2021, which provides the Company with an additional year to meet the cash demands associated with maturity. Additional funds could be made available to the Company for projects reviewed and approved by the lender.

These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to utilize the resources in place to generate future profitable operations, to develop additional acquisition opportunities, and to obtain the necessary financing to meet its obligations and repay its liabilities arising from business operations when they come due. Management believes the Company will be able to continue to develop new opportunities and will be able to obtain additional funds through debt and / or equity financings to facilitate its development strategy; however, there is no assurance of additional funding being available. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

RESULTS OF CONTINUING OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the three and nine months ended September 30, 2019 and 2018, should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on April 1, 2019.

Liquidity and Capital Resources

As of September 30, 2019, and December 31, 2018, the Company had $7,644,249 (of which $6,088,859 is restricted) and $4,009,892 in cash holdings, respectively. Restricted cash as of September 30, 2019 represents the balance of cash held by Ichor Energy, LLC (the “Borrower”) and/or its subsidiaries, generated through the operations of those subsidiaries. Pursuant to the Term Loan Credit Agreement to which the Borrower and its subsidiaries are parties, following March 31, 2019 the Borrower is required at all times to maintain a minimum cash balance of $2,000,000 (the “MLR”). Within 30 days of the end of each quarter, commencing with the quarter ended September 30, 2019, the Borrower is required to pay the lenders, as an additional principal payment on the debt, any cash in excess of (i) the MLR and (ii) any funds necessary for the capital expenditures contemplated to be expended in the next six month period by an approved plan of development (“APOD Capex Amount”). At September 30, 2019, the restricted cash did not exceed the MLR and the APOD Capex Amount

As of September 30, 2019, the Company has total long term debt and other short-term borrowings of $106,473,306, with a current portion of $40,241,800. This current portion consists primarily of notes payable with a face value approximating $15,000,000 and a promissory note payable to the seller of the certain oil and gas interests acquired in December 2018, in the amount of $23,777,948 (see Going Concern Qualification).

Three months ended September 30, 2019, compared to the three months ended September 30, 2018

Revenue

The Company had gross revenues of $9,000,591 for the three months ended September 30, 2019, as compared to $1,895,932 for the three months ended September 30, 2018, reflecting an increase in excess of 375% or $7,104,659. This substantial increase in revenue is primarily a result of the increased production from the oil and gas assets acquired at the end of 2018, and to a lesser extent new drilling and enhancements to existing wells.

Expenses

The Company’s operating expenses increased by approximately 119%, or $4,067,151 to $7,478,167 for the three-month period ended September 30, 2019, from $3,411,016 in the corresponding prior period. Lease operating costs increased by approximately 254%, or $2,634,331, to 3,547,662 from $913,331 as compared to the three months ended September 30, 2018. DD&A expense, a non-cash expense, increased by $1,967,056, to $2,379,725 from $412,669 for the corresponding period in 2018. These expense increases were primarily the result of acquiring additional oil and gas assets at the end of 2018. General and administrative expenses reflected a decrease of approximately 15%, to $1,076,287, when compared to $1,364,779 in the corresponding prior period.

Income (loss) from Operations

The Company, through the increased production coming from its latest acquisition, and controlling the cost of operations and administration, has generated an income from operations for the three months ended September 30, 2019 of $1,522,424, when compared to a loss from operations of $1,515,084 for the three months ended September 30, 2018.

Other Income (Expense)

The Company had other income (expense) of $(103,294) for the three months ended September 30, 2019, as compared to $(1,463,228) for the three months ended September 30, 2018. This significant difference is primarily a result of a gain on the Company’s commodity derivatives offset by increased interest expense and amortization of debt discount due to increased debt associated with acquisitions.

Net Income (Loss)

The Company incurred a net income of $1,419,130 during the three-month period ended September 30, 2019, compared with a net loss of $(2,944,764) for the three-month period ended September 30, 2018, a $4,363,894 difference primarily as a result of items discussed above.

Nine months ended September 30, 2019, compared to the nine months ended September 30, 2018

Revenue

The Company had gross revenues of $27,081,506 for the nine months ended September 30, 2019, as compared to $6,376,501 or the nine months ended September 30, 2018, reflecting an increase in excess of 300% or $20,705,005. This substantial increase in revenue is primarily a result of the increased production from the certain oil and gas assets acquired at the end of 2018, and to a lesser extent new drilling and enhancements to existing wells.

Expenses

The Company’s operating expenses increased by more than 100%, or $10,278,599 to $20,025,331 for the nine-month period ended September 30, 2019, from $9,746,732 in the corresponding prior period primarily as a result of increased production. Lease operating costs increased by approximately 205%, or $6,047,261, to 9,004,334 from $2,957,073 as compared to the nine months ended September 30, 2018. DD&A expense, a non-cash expense, increased by $5,616,298 from $1,362,306 for the corresponding period in 2018. General and administrative expenses reflected a small decrease of approximately $23,649, to $3,367,591 when compared to $3,391,240 in the corresponding prior period.

Income (loss) from Operations

The Company, through the increased production coming from its latest acquisition, and controlling the cost of operations and administration, has generated an income from operations for the nine months ended September 30, 2019 of $7,056,175, when compared to a loss from operations of $(3,370,231) for the nine months ended September 30, 2018.

Other Income (Expense)

The Company had other income (expense) of $(16,276,180) for the nine months ended September 30, 2019, as compared to $(5,993,459) for the nine months ended September 30, 2018. This significant difference is primarily a result of increased interest expense and amortization of debt discount due to increased debt associated with acquisitions, and loss on commodity derivatives.

Net Income (Loss)

The Company incurred a net (loss) of $(9,220,005) during the nine-month period ended September 30, 2019, compared with a net loss of $(8,452,863) for the nine-month period ended September 30, 2018. The increase in net loss was mainly due to the items referred to in the analysis of operating expenses and other income (expense).

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Management and directors will continue to monitor and evaluate the effectiveness of the Company's internal controls and procedures and the Company's internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. There were no changes in Internal Control Over Financial Reporting during the quarter ended September 30, 2019.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of commercial operations in the normal course of business. As of September 30, 2019, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2019, the Company issued 1,426,947 common shares to business consultants for services.

The shares described above were issued pursuant to the exemption from registration requirements relying on Section 4(a)(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D promulgated thereunder as there was no general solicitation, and the transactions did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

Number	Description

3.1	Articles of Incorporation (incorporated by reference to our Definitive Information Statement on Schedule 14C filed on October 14, 2008)

3.2	Bylaws (incorporated by reference to our Definitive Information Statement on Schedule 14C filed on October 14, 2008)

3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on November 6, 2018)

3.4	Certificate of Amendment to Designation - After Issuance of Class or Series (incorporated by reference to our Current Report on Form 8-K filed on September 5, 2019)

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

10.10

10% Secured Promissory Note, dated December 27, 2018, issued by Viking Energy Group, Inc. to RPM Investments, a Division of Opus Bank, in favor of Sellers (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2018)

10.11

Security and Pledge Agreement, executed as of December 27, 2018, by and among Viking Energy Group, Inc. and Bodel Holdings, L.L.C., Cleveland Holdings, L.L.C., Delbo Holdings, L.L.C., DeQuincy Holdings, L.L.C., Gulf Coast Working Partners, L.L.C., Oakley Holdings, L.L.C., SamJam Energy, L.L.C., and Perry Point Holdings, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2018)

10.12

Purchase and Sale Agreement, dated as of October 10, 2019, by and among Elysium Energy, LLC, 5Jabor, LLC, Bass Petroleum, L.L.C., Bodel Holdings, LLC, Delbo Holdings, L.L.C., James III Investments, L.L.C., JamSam Energy, LLC, Lake Boeuf Investments, LLC, Oakley Holdings, L.L.C., and Plaquemines Holdings, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on October 11, 2019)

10.13	Employment Agreement with Timothy Swift dated as of March 19, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 21, 2018)

10.14	Restricted Stock Agreement with Timothy Swift dated as of April 1, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 21, 2018)

10.15*	Employment Agreement with Mark Finckle dated as of September 9, 2019+

10.16*	Restricted Stock Agreement with Mark Finckle dated as of September 9, 2019+

21.1*	Subsidiaries of Viking Energy Group, Inc.

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

+ Portions of Mr. Finckle’s employment agreement and restricted stock agreement with personally identifying information have been redacted.

ITEM 7. OFF BALANCE-SHEET ARRANGEMENTS

None.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIKING ENERGY GROUP, INC. (Registrant)

/s/ James Doris	Date: November 11, 2019
Principal Executive Officer

/s/ Frank W. Barker, Jr.	Date: November 11, 2019
Principal Financial and Accounting Officer

33