Form 10-K
period 2019-12-31
VIKING ENERGY GROUP, INC.
filed 2020-03-30
CIK 1102432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company, or an emerging growth company. See definition of "large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2019, the aggregate market value of the shares of the registrant's common equity held by non-affiliates was approximately $16,740,719, using the June 30, 2019 closing price of the Registrant's common stock of $0.19/share. Shares of the registrant's common stock held by each executive officer and director and by each person who beneficially owns 10 percent or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be "affiliates" of the registrant for purposes of the above calculation. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares of the Registrant's common stock outstanding as of March 16, 2020, was 126,127,314.

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

The Company's business plan is to engage in the acquisition, exploration, development and production of oil and natural gas properties, both individually and through collaborative partnerships with other companies in this field of endeavor. On March 8, 2016, the Company incorporated a wholly owned subsidiary, Viking Oil & Gas (Canada) ULC, in Alberta, Canada, to hold its Canadian oil and gas interests. On August 30, 2016, the Company organized a wholly owned subsidiary, Mid-Con Petroleum, LLC (“Mid-Con Petroleum”), a Kansas limited liability company, to hold oil and gas interests in the central United States. On August 25, 2017, the Company organized another wholly owned subsidiary, Mid-Con Drilling, LLC (“Mid-Con Drilling”), a Kansas limited liability company, to hold additional oil and gas interests in the central United States. On December 27, 2017, the Company organized a third wholly owned subsidiary, Mid-Con Development, LLC (“Mid-Con Development”), a Kansas limited liability company, to hold additional oil and gas interests in the central United States. In 2016 and 2017, the Company acquired oil and gas interests in Kansas through these subsidiaries, and in December of 2017, the Company acquired Petrodome Energy, LLC, a Texas limited liability company based in Houston, Texas, with interests in oil and gas leases in Texas, Louisiana and Mississippi. During November, 2018, the Company organized created, Ichor Energy Holdings, LLC, (a Nevada limited liability company), Ichor Energy, LLC (a Nevada limited liability company), Ichor Energy (TX), LLC (a Texas limited liability company), and Ichor Energy (LA), LLC (a Louisiana limited liability company) to facilitate the acquisition and ownership of additional oil and gas interests in Texas and Louisiana. On December 28, 2018, the Company completed an acquisition of additional oil and gas interests in Texas and Louisiana,and in connection therewith: (i) Ichor Energy (LA), LLC, a wholly-owned subsidiary of Ichor Energy LLC, acquired all of the purchased assets located in Louisiana; and (ii) Ichor Energy (TX), LLC, an initially wholly-owned subsidiary of Ichor Energy, acquired all of the purchased assets located in Texas. . On February 3, 2020, the Company completed an acquisition of additional oil and gas interests in Texas and Louisiana through a partially owned Nevada subsidiary, Elysium Energy Holdings, LLC.

On February 3, 2020, the Company entered into an Agreement and Plan of Merger with Camber Energy, Inc. (NYSE American: CEI). The Merger Agreement provides that a newly-formed wholly-owned subsidiary of Camber will merge with and into Viking, with Viking surviving the merger as a wholly-owned subsidiary of Camber. The proposed merger contemplates Camber issuing newly-issued shares of common stock, with the equity holders of Viking having an 80% interest in the post-closing entity. The merger, if completed, will provide the opportunity for our common stock to be listed on the NYSE American. Listing on the NYSE American could improve awareness and support a more robust capital market for existing and new shareholders of both company’s

Other Information

Neither the Company nor any of its subsidiaries engaged in any research and development activities during 2018. The Company does not manufacture any products or engage in any activity that requires compliance with environmental laws except as described elsewhere herein.

Employees

The Company now has 10 full time employees, all working at the Company’s office in Houston, Texas. Outside of the Houston operation the Company continues to retain outside consultants as needed, involved in business development, business analysis, financial consulting, web programming and designing, execution and support of the Company's business.

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

Our profitability, cash flows and the carrying value of our oil and natural gas properties are highly dependent upon the market prices of oil and natural gas. A significant portion of our sales of oil and natural gas, if any, are made in the spot market, or pursuant to contracts based on spot market prices, and not pursuant to long-term, fixed-price contracts. Accordingly, the prices received for our oil and natural gas production are dependent upon numerous factors beyond our control. These factors include the level of consumer product demand, governmental regulations and taxes, the price and availability of alternative fuels, the level of foreign imports of oil and natural gas and the overall economic environment.

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

Our operations may be subject to various litigation matters in the future that could have an adverse effect on our business.

From time to time we may become a defendant in various litigation matters. The nature of our operations exposes us to further possible litigation claims, including litigation relating to climate change in the future. There is risk that any matter in litigation could be adversely decided against us regardless of our belief, opinion and position, which could have a material adverse effect on our financial condition and results of operations. Litigation is highly costly and the costs associated with defending litigation could also have a material adverse effect on our financial condition.

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

Concern over climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting greenhouse gas emissions. For example, proposals that would impose mandatory requirements on greenhouse gas emissions continue to be considered by policy makers in the provinces, states or territories where we operate. Laws enacted that directly or indirectly affect our oil and gas production could impact our business and financial results.

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

We operate in the oil and gas sector and our leases are located in North America in Kansas, Missouri, Texas, Louisiana, and Mississippi. This lack of geographic diversification may make our holdings more sensitive to economic developments within a regional area, which may result in reduced rates of return or higher rates of default than might be incurred with a company that is more geographically diverse.

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

Lack of Continuity in Management

The Company does not currently have employment agreements with its Chief Executive Officer and President, Mr. Doris, and its Chief Financial Officer, Mr. Barker. As a result, there is no assurance that Mr. Doris or Mr. Barker will continue to be associated with the Company in the future. In connection with future business opportunities, it is possible that Mr. Doris or Mr. Barker may resign as an officer and director of the Company subject to compliance with Section 14f of the Exchange Act. Any decision to resign would occur without the vote or consent of the stockholders of the Company.

The Company is required to indemnify its Officers and Directors

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

The Company’s CEO and director, James Doris, holds 28,092 shares of the Company’s Series C Preferred Stock, with each share of preferred stock entitling the holder to 32,500 votes on all matters submitted to the vote of the Company’s security holders. By virtue of such stock ownership, Mr. Doris is able to control the election of the members of the Company’s Board of Directors and to generally exercise control over the affairs of the Company. Such concentration of ownership could have the effect of delaying, deterring or preventing a change in control of the Company that might otherwise be beneficial to stockholders. There can be no assurance that conflicts of interest will not arise with respect to Mr. Doris’s ownership of the preferred stock, or that such conflicts will be resolved in a manner favorable to the Company.

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

The outbreak of the coronavirus may negatively impact demand for oil and natural gas and our business, results of operations and financial condition.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which spread in China and is continuing to spread throughout the United States and other parts of the world. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. The significant outbreak of COVID-19 has resulted in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and could adversely affect demand for oil and natural gas and our business, results of operations and financial conditions. The ultimate extent of the impact of any epidemic, pandemic or other health crisis on demand for oil and natural gas and our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others. These and other potential impacts of an epidemic, pandemic or other health crisis, such as COVID-19, could therefore materially and adversely affect demand for oil and natural gas and our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s headquarters are located at 15915 Katy Freeway, Suite 450, Houston, Texas 77094.

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

On February 23, 2016, the Company closed on the acquisition of working interests in four leases with access to the mineral rights (oil and gas) concerning approximately 281 acres of property in Miami and Franklin Counties in eastern Kansas. On October 4, 2016, the Company completed an acquisition whereby the Company (i) increased its working interest in three existing oil and gas leases in Miami and Franklin Counties in Eastern Kansas, and (ii) acquired a working interest in four new oil and gas leases in the same region, comprising approximately 660 acres of property. On September 11, 2017, the Company through its wholly owned subsidiary, Mid-Con Drilling, LLC (“Mid-Con Drilling”) acquired a 90% working interest in four new oil and gas leases in Anderson County in Eastern Kansas, comprising approximately 980 acres of property. On October 2, 2017, the Company, through Mid-Con Drilling, closed on an acquisition, effective October 1, 2017, of a 100% working interest in six new oil and gas leases in Miami and Franklin Counties in Eastern Kansas. On October 4, 2017, the Company, through Mid-Con Drilling, closed on an acquisition, effective September 1, 2017, of an 80% working interest in six new oil and gas leases in Riley, Geary and Wabaunsee Counties in Kansas. On December 29, 2017, the Company through its wholly owned subsidiary, Mid-Con Development, LLC (“Mid-Con Development”) completed an acquisition of working interests in approximately 41 oil and gas leases in Ellis and Rooks Counties in Kansas, comprising several thousand acres. On January 12, 2018, the Company, through Mid-Con Drilling, completed an acquisition of a 100% working interest in seven new oil and gas leases in Woodson and Allen Counties in Eastern Kansas. Effective February 1, 2018, the Company, through Mid-Con Drilling, closed on the acquisition of a working interest in a lease with access to the mineral rights (oil and gas) concerning approximately 80 acres of property in Douglas County in eastern Kansas. As of December 31, 2019, these central United States oil and gas properties consist of interests in approximately 377 producing wells and 135 injector wells.

On December 22, 2017, the Company closed on the acquisition of 100% of the membership interests in Petrodome Energy, LLC, a Texas limited liability company based in Houston, Texas, with multiple subsidiaries (described in Exhibit 21.1 hereto) having working interests in multiple oil and gas leases in Texas, Louisiana and Mississippi, comprising approximately 11,700 acres. As of December 31, 2019, these properties consist of interests in 16 producing wells, 17 non-producing wells and two salt water disposal wells.

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

On December 28, 2018, the Company, through its subsidiary Ichor Energy, LLC (“Ichor Energy”) completed an acquisition (the “Ichor Energy Acquisition”) of working interests in certain oil and gas leases in Texas (primarily in Orange and Jefferson Counties) and Louisiana (primarily in Calcasiue Parish), which include 58 producing wells, 31 salt water disposal wells, 46 shut in wells and 4 non-producing wells. The properties produce hydrocarbons from known reservoirs/sands in the on-shore Gulf Coast region, with an average well depth in excess of 10,600 feet.

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

Oil and Natural Gas Reserves

As of December 31, 2019, all of our proved oil and natural gas reserves were located in the United States, in the States of Texas, Louisiana, Mississippi and Kansas.

The following tables set forth summary information with respect to our proved reserves as of December 31, 2019 and 2018. For additional information see Supplemental Information “Oil and Natural Gas Producing Activities (Unaudited)” to our consolidated financial statements in “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	Proved Reserves at December 31, 2019
Reserves Category	Crude Oil (MBBLs)	Natural Gas (MMCF)	Total Proved (BOE) (1)

Proved Reserves
Developed	4,524,462	18,888,400	7,672,566
Developed Non-Producing	959,240	6,125,500	1,980,157
Undeveloped	2,512,363	9,958,800	4,172,167

Total Proved Reserves	7,996,065	34,972,700	13,824,890

Estimated Future Net Cash Flows			$303,763,487
10% annual discount for estimated timing of cash flows			(135,523,587)
Standardized Measure of Discounted Future Net Cash Flows - (PV10) (2)			$168,239,900

	Proved Reserves at December 31, 2018
Reserves Category	Crude Oil (MBBLs)	Natural Gas (MMCF)	Total Proved (BOE) (1)

Proved Reserves
Developed	5,808,882	20,195,830	9,174,854
Developed Non-Producing	916,914	2,515,620	1,336,184
Undeveloped	4,005,422	12,046,650	6,013,197

Total Proved Reserves	10,731,218	34,758,100	16,524,235

Estimated Future Net Cash Flows			$464,214,477
10% annual discount for estimated timing of cash flows			(219,657,382)
Standardized Measure of Discounted Future Net Cash Flows - (PV10) (2)			$244,557,095

(1) - BOE (barrels of oil equivalent) is calculated by a ratio of 6 MCF to 1 BBL of Oil

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

Net Production, Unit Prices and Costs

The following table presents certain information with respect to oil and natural gas production attributable to our interests in all of our properties in the United States, the revenue derived from the sale of such production, average sales prices received and average production costs during the years ended December 31, 2019 and 2018.

	Unit of	December 31,
	Measure	2019	2018

Production
Oil	Barrels	531,893	130,889
Natural Gas	Mcf	2,366,280	56,685
BOE		926,273	140,337

Sales
Oil	Barrels	$32,056,714	$8,032,407
Natural Gas	Mcf	$6,019,879	$190,872

Average Sales Prices
Oil	Barrels	$60.27	$61.37
Natural Gas	Mcf	$2.54	$3.37

Production - Lease operating expenses		$13,076,020	$3,835,549

Average Cost of Production per BOE		$14.12	$27.33

Drilling and other exploratory and development activities

During the year the ended December 31, 2019 the Company invested approximately $2.5 million relative to drilling and development activities.

In the counties of Riley and Wabaunsee, Kansas, the Company commenced drilling projects on two new wells.  The first project proved to be non-productive and the Company elected to plug and abandon the project.  The second project was not completed, and the Company hopes to pursue this in 2020.

In Liberty County, Texas, the Company performed a recompletion on a well, shot new perforations and brought it back to production for a small increase in output.  Additionally, we opened two previously shut-in wells resulting in increased gas production of 300 mcf per day and an increase in oil production of 100 barrels per day.  We shot new zones and perforations in a salt water disposal well to achieve lower pressure on the well.  Additional swabbing of the casing is still needed to achieve the desired results.  We also used a coil unit on an additional well to achieve lowering pressures to desired results.

In Newton County, Texas we moved in a workover rig to mill through an obstruction that was impeding production on a particular well.  After washing it out, we were able to bring it back to production.

In St. Landry Parish, Louisiana, we replaced a failed down hole pump with a larger pump and corresponding tubing to increase production.

In Acadia Parish, Louisiana, we moved in a coil unit to wash out a salt water disposal well, moved in an electric line unit and shot a new zone, resulting in a lower pressure and an increased capacity to dispose of water.

In Calcasieu Parish, Louisiana, we washed out the perforations on several salt water wells using a coil unit to lower pressure on the wells, and also performed equipment repairs on a separator.  We moved a workover rig in to fix the casing on a well, and attempted to pull a packer in the process.  While washing it down to get the packer we discovered additional leaks and determined to shut in the well.  In two wells we installed a dehydration unit to dry the gas, and stop it from freezing.  We also performed an acid treatment on a well to help clean out the tubing and the perforations.

In Jefferson Parish, Louisiana, we swabbed a well in to help bring the oil and water to the surface because of low bottom hole pressure on the well.

In Cameron Parish, Louisiana, we utilized a workover rig on some newly purchased assets to pull tubing and a packer, and to re-perforate a new zone.  As we were pulling the tubing, we found parted tubing and tried fishing it out.  We reached a point where we couldn’t pull more tubing, so we ran back into the hole, set a new packer and tubing, and turned the well back to production at a volume a bit lower than we started.  On yet another well we were able to increase production by converting the well from a pumping unit to a down hole pump.

Present Activities

The Company is not presently drilling any new wells.

Delivery Commitments

The Company is not currently committed to provide a fixed and determinable quantity of oil or gas in the near future under existing contracts or agreements.

Productive Wells

The following table sets forth the number wells in our inventory, in which we maintained ownership interests as of December 31, 2019 and 2018. All wells are located in the United States, in the States of Texas, Louisiana, Mississippi and Kansas.

	December 31, 2019		December 31, 2018
Well Category	Oil	Gas	Oil	Gas

Producers	261	38	472	34
Producer - P&A'd	6	-	9	-
Non-Producing	13	-	18	-
Injector	89	-	129	-
Salt Water Disposal	36	-	44	-
Shut In	46	-	46	-
ORRI	1	-	1	-

	452	38	719	34

Item 3. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2019, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no "established trading market" for shares of the Company's common stock. As of December 31, 2019, the Company's common stock was quoted on the OTC Link LLC operated by OTC Markets Group, Inc. under the symbol "VKIN." No assurance can be given that any "established trading market" for the Company's common stock will develop or be maintained.

The range of high and low closing bid quotations for the Company's common stock during each quarter of the calendar years ended December 31 2019 and 2018, is shown below, as quoted by http://finance.yahoo.com. Prices are inter-dealer quotations, without retail mark-up, markdown or commissions and may not represent actual transactions.

Stock Quotations

Quarter Ended	High	Low
March 31, 2018	0.24	0.12
June 30, 2018	0.23	0.15
September 30, 2018	0.42	0.16
December 31, 2018	0.42	0.22
March 31, 2019	0.29	0.16
June 30, 2019	0.24	0.14
September 30, 2019	0.24	0.15
December 31, 2019	0.18	0.07

The future sale of the Company's presently outstanding "unregistered" and "restricted" common stock by present members of management and persons who own more than five percent of the Company's outstanding voting securities may have an adverse effect on any "established trading market" that may develop in the shares of the Company's common stock.

Holders

As of December 31, 2019 the Company had approximately 194 shareholders of record of common stock, including shares held in “street name” by banks, brokerage clearing houses, depositories or otherwise in unregistered form. The Company does not know the beneficial owners of such shares, or the number of beneficial holders of such shares.

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

The following overview provides a background for the current strategy being implemented by management during the years ended December 31, 2019 and 2018.

Kansas

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

On October 10, 2019, the Company, through its newly formed subsidiary, Elysium Energy, LLC, entered into a Purchase and Sale Agreement to purchase working interests and over-riding royalty interests in oil and gas properties in Texas (approximately 71 wells in 11 counties) and Louisiana (approximately 52 wells in 6 parishes), along with associated wells and equipment (the “Elysium Energy Acquisition”). As of December 31, 2019, the Company paid deposits of $2,750,000 into escrow in connection with this acquisition, which deposits were applied toward the purchase price at closing of the Elysium Energy Acquisition on or about February 3, 2020 (see the “Subsequent Events” description in Note 10 to our financial statements).

Acquisitions – Louisiana

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

Going Concern Qualification

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $19,390,850 and $15,117,547 for the years ended December 31, 2019 and 2018 respectively. As of December 31, 2019, the Company has a working capital deficiency in excess of $25.5 million. The largest components of current liabilities creating this deficiency are (a) notes payable with a face value aggregating approximately $13.2 million due in August of 2020 and (b) other debtor obligations requiring principal payments of approximately $9 million in 2020.

Management has evaluated these conditions and has developed a plan which, in part, address these obligations as follows:

•	The acquisition of Petrodome Energy LLC in 2017 and the oil and gas expertise retained by Petrodome at the end of 2017 provided an internal lease operating company to efficiently evaluate development opportunities.

•	The Ichor Energy Acquisition at the end of 2018 is believed to provide cash flow sufficient to not only satisfy the Company’s debt service associated with this acquisition, but to also fund a work over program to increase this purchased production beyond its current average daily production of 2,300 BOE and provide a quicker principal reduction, resulting in an increased equity position relative to these assets. Cash generated from the operation of these assets is restricted to lease operating expenses, the payment of debt service on the associated term loan, and distributions to Viking of $65,000 per month for general and administrative expenses, and a quarterly tax distribution at the current statutory rates. On a quarterly basis after appropriate distributions to the Company, any cash in excess of $2,000,000 plus unfunded approved development projects is swept by the term loan lender as an additional principal payment on the debt.

•	The Company has a revolving credit facility with CrossFirst Bank, which was approved for $30,000,000. The balance outstanding at December 31, 2019 is approximately $7,690,000 with an amended maturity date of May 10, 2021. Additional funds could be made available to the Company for projects reviewed and approved by the lender.

•	The Elysium Energy Acquisition on February 3, 2020 is believed to provide cash flow sufficient to not only satisfy the Company’s debt service associated with this acquisition, but to also fund a development program to increase this purchased production beyond its current average daily production of 2,700 BOE and provide a quicker principal reduction, resulting in an increased equity position relative to these assets. Cash generated from the operation of these assets is restricted to lease operating expenses, the payment of debt service on the associated term loan, certain oil and gas development projects approved by the lender, and a cost allocation for general and administrative expenses of $150,000 per month. Additionally, to the extent that Elysium has Excess Cash Flow (as defined in the loan agreement), the Company is required to make mandatory prepayments, without penalty or premium, equal to seventy-five percent (75%) of such Excess Cash Flow.

•	With respect to the $13.2 million notes payable due in August of 2020, the Company has invited holders of the promissory notes to exchange all or a portion of their principal and/or accrued interest into a new subordinated, secured, convertible debt offering (see Note 10, Subsequent Events, in the consolidated financial statements included herein). The new offering commenced on February 18, 2020, and includes equity incentives, a conversion entitlement, additional security and a maturity date of February 11, 2022. There is no obligation for holders to exchange into the New Offering.

Furthermore, the global COVID-19 pandemic could have a negative impact on our financial position and results of operations. Negative impacts could include but are not limited to: our ability to sell our oil and gas production, reduction in the selling price of our oil and gas, failure of a counterparty to make required hedge payments, possible disruption of production as a result of worker illness or mandated production shutdowns, our ability to maintain compliance with loan covenants and/or refinance existing indebtedness, and access to new capital.

These conditions described above raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to utilize the resources in place to generate future profitable operations, to develop additional acquisition opportunities, and to obtain the necessary financing to meet its obligations and repay its liabilities arising from business operations when they come due. Management believes the Company will be able to continue to develop new opportunities, and will be able to obtain additional funds through debt and / or equity financings to facilitate its development strategy; however, there is no assurance of additional funding being available. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

RESULTS OF OPERATIONS

The following discussion of the consolidated financial condition and results of operation of the Company should be read in conjunction with the consolidated financial statements and the related Notes included elsewhere in this Report.

Liquidity and Capital Resources

	December 31,
Working Capital:	2019	2018

Current assets	$8,671,832	$4,392,635
Current liabilities	$34,243,588	$19,504,401
Asset retirement obligation	$3,538,637	$4,413,465
Working capital (deficit)	$(25,571,756)	$(15,111,766)

	Years Ended December 31,
Cash Flows:	2019	2018

Net Cash Provided by (Used in) Operating Activities	$4,027,639	$(3,926,435)
Net Cash Provided by (Used in) Investing Activities	$(4,654,725)	$(6,514,936)
Net Cash Provided by (Used in) Financing Activities	$2,255,918	$8,716,004
Increase (Decrease) in Cash during the Period	$1,628,832	$1,725,367)
Cash and Cash Equivalents, end of Period	$5,638,724	$4,009,892

The Company had current assets of $8,671,832 as of December 31, 2019, as compared to $4,392,635 in the comparable period in 2018. The Company had current liabilities of $34,243,588 as of December 31, 2019, as compared to $19,504,401 in the comparable period in 2018. The increase in current assets and current liabilities is mainly a result of the increased volumes associated with the assets acquired through Ichor Energy at the end of 2018. The Company had a working capital deficit of $25,571,756 as of December 31, 2019 as compared to a working capital deficit of $15,111,766 as of December 31, 2018.

Net cash provided by operating activities increased to 4,027,639 during the fiscal year ended December 31, 2019, as compared to cash used by operating activities of ($3,926,435) in the comparable period in 2018.

Net cash flows from financing activities decreased to $2,255,918 during the fiscal year ended December 31, 2019, as compared to $8,716,004 in the comparable period in 2018. This decrease is mainly the result of reduced borrowings during 2019, coupled with an extra $4 million principal payment applied to the financing associated with the Ichor Energy Acquisition.

Net cash used in investing activities decreased to ($4,654,725) during the fiscal year ended December 31, 2019, as compared to ($6,514,936) in the comparable period in 2018. The decrease is a reflection of reduced capital expenditures during 2019.

Revenue

The Company had gross revenues of $34,592,850 for the year ended December 31, 2019 as compared to 7,967,972 for the year ended December 31, 2018 reflecting the impact of the acquisition of the assets acquired by Ichor Energy at the end of 2018, along with continued oil and gas acquisitions and development in the central United States.

Expenses

The Company's operating expenses increased by $14,581,148 to $29,716,265 for the year ended December 31, 2019, from $15,135,117 for the year ended December 31, 2018. This increase is mainly attributable to increases in lease operating costs commensurate with the new oil and gas wells purchased, as well as a substantial increase in depletion expenses, Additionally, there were increases in accretion expense, depreciation and amortization expense.

Income (Loss) from Operations

The Company generated an income from operations of $4,876,585 for the year ended December 31, 2019, as compared to a loss from operations of $7,167,145 for the year ended December 31, 2018. This increase in income from operations was mainly due to the increased production resulting from the acquisitions of oil and gas assets during 2019 and at the end of 2018 through Ichor Energy.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Viking Energy Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Viking Energy Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 30, 2020

We have served as the Company’s auditor since 2016.

VIKING ENERGY GROUP, INC.

Consolidated Balance Sheets

	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$1,761,495	$4,009,892
Restricted cash	3,877,229	-
Accounts receivable – oil and gas	2,864,114	258,300
Prepaid expenses	168,994	124,443
Total current assets	8,671,832	4,392,635

Oil and gas properties, full cost method
Proved developed producing oil and gas properties, net	68,924,441	81,331,986
Proved undeveloped and non-producing oil and gas properties, net	50,817,675	50,492,906
Total Oil and gas properties, net	119,742,116	131,824,892

Fixed assets, net	509,934	200,243
Derivative asset	-	681,776
Deposits	2,821,594	110,194
TOTAL ASSETS	$131,745,476	$137,209,740

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,791,894	$2,549,280
Accrued expenses and other current liabilities	3,229,594	1,014,661
Undistributed revenues and royalties	2,247,678	1,207,605
Derivative liability	5,158,822	2,531,718
Amount due to director	590,555	395,555
Current portion of long-term debt - net of debt discount	19,225,045	11,805,582
Total current liabilities	34,243,588	19,504,401
Long term debt – net of current portion and debt discount	84,988,117	92,076,857
Operating lease liability	308,279	-
Asset retirement obligation	3,538,637	4,413,465
TOTAL LIABILITIES	123,078,621	115,994,723

Commitments and contingencies (Note 8)	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 28,092 Shares issued and outstanding as of December 31, 2019 and 2018	28	28
Common stock, $0.001 par value, 500,000,000 shares authorized, 124,198,309 and 90,989,025 shares issued and outstanding as of December 31, 2019 and 2018, respectively	124,198	90,989
Additional Paid-In Capital	38,825,392	32,015,913
Retained Earnings (Accumulated deficit)	(30,282,763)	(10,891,913)
TOTAL STOCKHOLDERS' EQUITY	8,666,855	21,215,017
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$131,745,476	$137,209,740

The accompanying notes are an integral part of these consolidated financial statements.

VIKING ENERGY GROUP, INC.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2019	2018
Revenue
Oil and gas sales	$34,592,850	$7,967,972

Operating expenses
Lease operating costs	12,203,777	3,835,549
General and administrative	5,233,027	7,265,639
Stock based compensation	951,533	2,303,213
Accretion – asset retirement obligations	391,482	86,023
Depreciation, depletion & amortization	10,936,446	1,644,693
Total operating expenses	29,716,265	15,135,117

Income (Loss) from operations	4,876,585	(7,167,145)

Other income (expenses)
Interest expense	(12,988,695)	(1,910,387)
Amortization of debt discount	(7,975,244)	(5,969,886)
Change in fair value of derivatives	(3,308,880)	(1,604,916)
Gain on disposal of assets	-	623,960
Interest and other income	5,384	-
Total other income (expenses)	(24,267,435)	(8,861,229)

Net loss before income taxes	(19,390,850)	(16,028,374)
Income tax benefit (expense)	-	910,827

Net loss	$(19,390,850)	$(15,117,547)

Loss per weighted average number of common shares outstanding – basic and diluted	$(0.20)	$(0.18)
Weighted average number of common shares outstanding – basic and diluted	96,379,785	81,950,037

The accompanying notes are an integral part of these consolidated financial statements.

VIKING ENERGY GROUP, INC.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(19,390,850)	$(15,117,547)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of derivative liability	3,308,880	1,604,916
Stock based compensation	951,533	2,303,212
Gain on disposal of assets	-	(613,589)
Depreciation, depletion and amortization	10,936,446	1,644,693
Accretion - Asset retirement obligation	391,482	86,023
Amortization of right-of-use assets	3,766
Allowance for bad debt	-	217,057
Amortization of debt discount	7,975,244	5,969,886
Changes in operating assets and liabilities
Accounts receivable	(2,517,727)	131,343
Other receivables	-	548,714
Prepaid expenses and other assets	(2,755,951)	(159,791)
Accounts payable	1,247,148	(336,903)
Accrued expenses and other current liabilities	2,837,595	614,773
Undistributed revenues and royalties	1,040,073	32,405
Deferred tax liability	-	(910,827)
Amounts due to director	-	59,200
Net cash provided by (used) in operating activities	4,027,639	(3,926,435)

Cash flows from investing activities:
Investment in and acquisition of oil and gas properties	(5,196,576)	(7,995,476)
Acquisition of fixed assets	(11,115)	(130,000)
Proceeds from sale of fixed assets		45,000
Proceeds from sale of oil and gas interests	552,966	1,565,540
Net cash used in investing activities	(4,654,725)	(6,514,936)

Cash flows from financing activities:
Proceeds from long-term debt	10,258,123	19,182,768
Repayment of long-term debt	(9,131,911)	(8,567,657)
Debt issuance costs	-	(1,042,492)
Short term advance	693,706	-
Proceeds from amount due to director	195,000	583,000
Repayment of amount due to director	-	(1,439,615)
Proceeds from exercise of warrants	241,000	-
Net cash provided by financing activities	2,255,918	8,716,004

Net increase (decrease) in cash	1,628,832)	(1,725,367)
Cash, beginning of year	4,009,892	5,735,259
Cash, end of year	$5,638,724	$4,009,892
Supplemental Cash Flow Information:
Cash paid for:
Interest	$10,034,325	$644,000
Income taxes	$-	$-
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Recognition of asset retirement obligation	$94,796	$1,901,019
Recognition of right-of-use asset and lease liability	$367,365	$-
Amortization of right-of-use asset and lease liability	$59,086	$-
Purchase of transportation equipment through direct financing	$56,760	$-
Proceeds from sale of oil and gas properties paid directly to reduce debt	$3,800,000	$-
Elimination of asset retirement obligation associated with sale of assets	$1,361,106	$-
Issuance of shares as payment of interest on debt	$620,508	$-
Issuance of warrants for services	$167,151	$-
Warrants exercised to reduce debt	$1,900,635	$-
Financing associated with oil and gas property acquisition	$-	$81,957,150
Issuance of shares and warrants as discount on debt	$3,129,012	$8,263,789
Debt refinanced through new credit facility	$3,310,000	$7,633,389
Purchase price adjustment of short-term advance	$693,706	$-
Private placement debt exchanged for new private placement debt	$-	$5,583,311
Purchase of working interest through new debt	$-	$165,000
Issuance of shares and warrants for services	$-	$2,303,212
Accrued expenses exchanged for long term debt	$-	$(866,743)
Conversion of debt	$-	$(15,000)

The accompanying notes are an integral part of these consolidated financial statements.

VIKING ENERGY GROUP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

						Prepaid	Retained
	Preferred Stock		Common Stock		Additional Paid-in	Equity- Based	Earnings(Accumulated	Total Stockholders'
	Number	Amount	Number	Amount	Capital	Compensation	Deficit)	Equity

Balances at December 31, 2017	28,092	$28	72,347,990	$72,348	$19,029,892	$(11,827)	$3,417,872	$22,508,313

Accounting principle change relative to certain derivative liabilities - Note 2.							807,762	807,762
Shares issued as debt discount			11,447,000	11,447	2,467,086			2,478,533
Shares issued as prepaid equity-based compensation			250,000	250	54,750	(55,000)		-
Amortization of prepaid equity-based compensation						66,827		66,827
Shares issued for services			6,305,297	6,306	1,456,691			1,462,997
Shares issued in debt conversion			75,000	75	14,925			15,000
Warrants issued for services					773,388			773,388
Shares issued in cashless exercise of warrants			563,738	563	(563)			-
Warrants issued as debt discount					5,226,855			5,226,855
Beneficial conversion feature of debt as debt discount					2,812,145			2,812,145
Warrants issued for subsidiary equity in acquisition of oil and gas properties					180,744			180,744
Net loss							(15,117,547)	(15,117,547)

Balances at December 31, 2018	28,092	$28	90,989,025	$90,989	$32,015,913	$-	$(10,891,913)	$21,215,017

Shares issued for services			6,181,133	6,181	777,601			783,782
Shares issued for interest			3,650,046	3,650	616,858			620,508
Warrants issued for services					167,751			167,751
Warrants issued as debt discouint					3,129,012			3,129,012
Warrants exercised through reduction of debt			19,006,350	19,006	1,881,629			1,900,635
Warrants exercised for cash			2,410,000	2,410	238,590			241,000
Shares issued in cashless exercise of warrants			1,961,755	1,962	(1,962)			-
Net loss							(19,390,850)	(19,390,850)

Balances at December 31, 2019	28,092	$28	124,198,309	$124,198	$38,825,392	$-	$(30,282,763)	$8,666,855

The accompanying notes are an integral part of these consolidated financial statements.

VIKING ENERGY GROUP, INC.

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Going Concern

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

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $19,390,850 and $15,117,547 for the years ended December 31, 2019 and 2018 respectively. As of December 31, 2019, the Company has a working capital deficiency in excess of $25.5 million. The largest components of current liabilities creating this deficiency are (a) notes payable with a face value aggregating approximately $13.2 million due in August of 2020 and (b) other debtor obligations requiring principal payments of approximately $9 million in 2020.

Management has evaluated these conditions and has developed a plan which, in part, address these obligations as follows:

•	The acquisition of Petrodome Energy LLC in 2017 and the oil and gas expertise retained by Petrodome at the end of 2017 provided an internal lease operating company to efficiently evaluate development opportunities.

•	The Ichor Energy Acquisition at the end of 2018 is believed to provide cash flow sufficient to not only satisfy the Company’s debt service associated with this acquisition, but to also fund a work over program to increase this purchased production beyond its current average daily production of 2,300 BOE and provide a quicker principal reduction, resulting in an increased equity position relative to these assets. Cash generated from the operation of these assets is restricted to lease operating expenses, the payment of debt service on the associated term loan, and distributions to Viking of $65,000 per month for general and administrative expenses, and a quarterly tax distribution at the current statutory rates. On a quarterly basis after appropriate distributions to the Company, any cash in excess of $2,000,000 plus unfunded approved development projects is swept by the term loan lender as an additional principal payment on the debt.

•	The Company has a revolving credit facility with CrossFirst Bank, which was approved for $30,000,000. The balance outstanding at December 31, 2019 is approximately $7,690,000 with an amended maturity date of May 10, 2021. Additional funds could be made available to the Company for projects reviewed and approved by the lender.

•	The Elysium Energy Acquisition on February 3, 2020 is believed to provide cash flow sufficient to not only satisfy the Company’s debt service associated with this acquisition, but to also fund a development program to increase this purchased production beyond its current average daily production of 2,700 BOE and provide a quicker principal reduction, resulting in an increased equity position relative to these assets. Cash generated from the operation of these assets is restricted to lease operating expenses, the payment of debt service on the associated term loan, certain oil and gas development projects approved by the lender, and a cost allocation for general and administrative expenses of $150,000 per month. Additionally, to the extent that Elysium has Excess Cash Flow (as defined in the loan agreement), the Company is required to make mandatory prepayments, without penalty or premium, equal to seventy-five percent (75%) of such Excess Cash Flow.

•	With respect to the $13.2 million notes payable due in August of 2020, the Company has invited holders of the promissory notes to exchange all or a portion of their principal and/or accrued interest into a new subordinated, secured, convertible debt offering (see Note 10, Subsequent Events). The new offering commenced on February 18, 2020, and includes equity incentives, a conversion entitlement, additional security and a maturity date of February 11, 2022. There is no obligation for holders to exchange into the New Offering.

Furthermore, the global COVID-19 pandemic could have a negative impact on our financial position and results of operations. Negative impacts could include but are not limited to: our ability to sell our oil and gas production, reduction in the selling price of our oil and gas, failure of a counterparty to make required hedge payments, possible disruption of production as a result of worker illness or mandated production shutdowns, our ability to maintain compliance with loan covenants and/or refinance existing indebtedness, and access to new capital.

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

Certain prior year amounts have been reclassified for consistency with the current year presentation. An adjustment has been made to the Consolidated Statement of Operations for the year ended December 31, 2018 to separately identify amortization of debt discount of $5,969,886 previously included in interest expense. This reclassification had no effect on the previously reported net loss.

b) Basis of Consolidation

The financial statements presented herein reflect the consolidated financial results of the Company and its wholly owned subsidiaries, Viking Oil & Gas (Canada) ULC, a Canadian corporation formed to provide a base of operations for properties in Canada; Mid-Con Petroleum, LLC, Mid-Con Drilling, LLC, and Mid-Con Development, LLC, which were all formed to provide a base of operations for properties in the Central United States, and Petrodome Energy, LLC, Ichor Holdings, LLC, Ichor Energy, LLC, Ichor Energy (TX), LLC, and Ichor Energy (LA), LLC, all based in Houston, Texas which provides a base of operations to facilitate property acquisitions in Texas, Louisiana and Mississippi. All significant intercompany transactions and balances have been eliminated.

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

d) Financial Instruments

Accounting Standards Codification, “ASC” Topic 820-10, “Fair Value Measurement” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 820-10, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measurement. The carrying amounts reported in the consolidated balance sheets for deposits, accrued expenses and other current liabilities, accounts payable, derivative liabilities, amount due to director, and convertible notes each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

•	Level 3: inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets and liabilities measured at fair value as of December 31, 2019 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial Assets
Commodity Derivative	$-	$-	$-	$-

Financial liabilities
Commodity Derivative	$-	$5,158,822	$-	$(3,308,880)
	$-	$5,158,822	$-	$(3,308,880)

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

The derivative assets were $1,402,543 and $681,776 as of December 31, 2019 and 2018 respectively, and the derivative liabilities were $6,561,364 and $2,531,718 as of December 31, 2019 and 2018 respectively. The change in the fair value of the derivative assets and liabilities for the year ended December 31, 2019 consisted of a decrease of $4,512,598 associated with existing commodity derivatives and an increase of $1,203,719 associated with the new commodity derivative related to the acquisition accomplished on December 28, 2018, and a loss recognized in the consolidated statement of operations in the amount of $3,308,880.

The table below is a summary of the Company’s commodity derivatives as of December 31, 2019:

Natural Gas	Period	Average MMBTU per Month	Fixed Price per MMBTU

Swap	Dec-18 to Dec-22	118,936	$2.715

Crude Oil	Period	Average BBL per Month	Price per BBL

Swap	Dec-18 to Dec- 22	24,600	$50.85
Swap	Jan-20 to Jun-20	1,400	$52.71
Collar	Dec-17 to Jun-20	4,000	$55.00/$72.00

e) Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investment securities that have original maturities of three months or less. At December 31, 2019 and 2018, the Company has cash deposits in excess of FDIC insured limits in the amounts of $4,163,360 and $3,045,695.

Restricted cash in the amount of $3,877,229 as of December 31, 2019 represents the balance of cash held by Ichor Energy, LLC (the “Borrower”) and/or its subsidiaries, generated through the operations of those subsidiaries. Pursuant to the Term Loan Credit Agreement to which the Borrower and its subsidiaries are parties, following March 31, 2019 the Borrower is required at all times to maintain a minimum cash balance of $2,000,000 (the “MLR”). Within 30 days of the end of each quarter, commencing with the quarter ended June 30, 2019, the Borrower is required to pay the lenders, as an additional principal payment on the debt, any cash in excess of (i) the MLR and (ii) any funds necessary for the capital expenditures contemplated to be expended in the next six month period by an approved plan of development (“APOD Capex Amount”). At December 31, 2019, the restricted cash did not exceed the MLR and the APOD Capex Amount.

f) Accounts receivable

Accounts receivable consist of oil and gas receivables. The Company evaluates these accounts receivable for collectability and, when necessary, records allowances for expected unrecoverable amounts. The Company has recorded an allowance for doubtful accounts of $217,057 at December 31, 2019 and 2018 respectively.

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

Depreciation, depletion and amortization expense utilizing the unit-of-production method for the Company’s oil and gas properties for the years ended December 31, 2019 and 2018 were as follows:

Oil and Gas Properties by Geographical Cost Center
	Years ended,
	December 31,
Cost Center	2019	2018

Canada	$-	$21,387
United States	10,936,446	1,623,306

	$10,936,446	$1,644,693

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

The Company did not recognize an impairment loss on oil and gas properties for the years ended December 31, 2019 and 2018, respectively.

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

j) Income (loss) per Share

Basic income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares and, adjusted by any effects of warrants and options outstanding, if dilutive, that may add to the number of common shares during the period. At December 31, 2019 there were approximately 84,554,939 common stock equivalents that were anti-dilutive. At December 31, 2018, there were 183,313,800 common stock equivalents that were not dilutive due to the market price being at or lower than the corresponding exercise price.

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

The following table disaggregates the Company’s revenue by source for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018

Oil	$28,572,971	$7,777,100
Natural gas and Natural gas liquids	6,019,879	190,872

	$34,592,850	$7,967,972

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

The Company has estimated net operating losses in excess of $20,000,000 at December 31, 2019. The potential benefit of these net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not that it will utilize the net operating losses carried forward in future years. In December 2017, tax legislation was enacted limiting the deduction for net operating losses from taxable years beginning after December 31, 2017 to 80% of current year taxable income and eliminating net operating loss carrybacks for losses arising in taxable years ending after December 31, 2017 (though any such tax losses may be carried forward indefinitely). Net operating losses originating in taxable years beginning prior to January 1, 2018 are still subject to former carryover rules. The net operating loss carryforwards generated prior to this date of approximately $11,000,000, will expire between 2019 through 2038.

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

The following table represents stock warrant activity as of and for the year ended December 31, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding – December 31, 2018	54,821,690	0.26	6.0 years	-
Granted	18,922,500	0.30	4.9 years	-
Exercised	29,114,251	-	-	-
Forfeited/expired/cancelled	-	-	-	-

Warrants Outstanding – December 31, 2019	44,629,939	$0.26	5.6 years	$-

Outstanding Exercisable – December 31, 2018	54,821,690	$0.27	6.0 years	$-
Outstanding Exercisable – December 31, 2019	44,629,939	$0.26	5.6 years	$-

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the years ended December 31, 2019 and 2018.

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

The following table describes the changes in the Company’s asset retirement obligations for the years ended December 31, 2019 and 2018:

	Year ended December 31, 2019	Year ended December 31, 2018

Asset retirement obligation – beginning	$4,413,465	$3,096,263
Oil and gas purchases	94,796	1,898,019
Adjustments through disposals and settlements	(1,361,106)	(666,840)
Accretion expense	391,482	86,023

Asset retirement obligation – ending	$3,538,637	$4,413,465

u) Undistributed Revenues and Royalties

The Company records a liability for cash collected from oil and gas sales that have not been distributed. The amounts get distributed in accordance with the working interests of the respective owners.

v) Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02 “Leases” (ASU 2016-02) and subsequently issued supplemental adoption guidance and clarification (collectively, Topic 842). Topic 842 amends a number of aspects of lease accounting, including requiring lessees to recognize right-of-use assets and lease liabilities for operating leases with a lease term greater than one year. Topic 842 supersedes Topic 840 “Leases.” On January 1, 2019, the Company adopted Topic 842 using the modified retrospective approach. Results for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Topic 840. We elected the package of practical expedients permitted under the transition guidance within Topic 842, which allowed us to carry forward the historical lease classification, retain the initial direct costs for any leases that existed prior to the adoption of the standard and not reassess whether any contracts entered into prior to the adoption are leases. We also elected to account for lease and non-lease components in our lease agreements as a single lease component in determining lease assets and liabilities. In addition, we elected not to recognize the right-of-use assets and liabilities for leases with lease terms of one year or less. Upon adoption of Topic 842, we recorded $367,365 of right-of-use assets and operating lease liabilities as of January 1, 2019. The adoption did not have a material impact on our Consolidated Statements of Operations or Consolidated Statements of Cash Flows

w) Subsequent events

The Company has evaluated all subsequent events from December 31, 2019, through the date of filing this report, and determined there are no additional items to disclose other than those described in Note 10.

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

Proforma unaudited condensed selected financial data for the year ended December 31, 2018 as though this acquisition had taken place at January 1, 2018 are as follows:

Year Ended December 31, 2018

Revenues	$49,664,112

Net Loss (excludes unrealized gains / losses)	$1,441,930

Loss per share	$0.02

Note 4. Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification and geographical cost center for the year ended December 31, 2019:

	December 31, 2018	Adjustments	Impairments	December 31, 2019

Proved developed producing oil and gas properties
Canada cost center	$-	$-	$-	$-
United States cost center	81,936,721	(5,403,736)	-	76,532,985
Accumulated depreciation, depletion and amortization	(604,735)	(7,003,809)	-	(7,608,544)
Proved developed producing oil and gas properties, net	$81,331,986	$(12,407,545)	$-	$68,924,441

Undeveloped and non-producing oil and gas properties
Canada cost center	$-	$-	$-	$-
United States cost center	51,973,719	4,194,709	-	56,168,428
Accumulated depreciation, depletion and amortization	(1,480,813)	(3,869,940)	-	(5,350,753)
Undeveloped and non-producing oil and gas properties, net	$50,492,906	$324,769	$-	$50,817,675

Total Oil and Gas Properties, Net	$131,824,892	$(12,082,776)	$-	$119,742,116

The following table summarizes the Company’s oil and gas activities by classification and geographical cost center for the year ended December 31, 2018:

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

Note 5. Related Party Transactions

The Company’s CEO and director, James Doris has incurred expenses on behalf of, and made advances to, the Company in order to provide the Company with funds to carry on its operations. Additionally, Mr. Doris has made several loans through promissory notes to the Company, all accruing interest at 12%, and payable on demand. As of December 31, 2019 and 2018, the total amount due to Mr. Doris for these loans is $590,555 and $395,555, respectively. Accrued interest of $102,505 and $78,116 is included in accrued expenses and other current liabilities at December 31, 2019 and 2018, respectively,

The Company’s CFO, Frank W. Barker, Jr., renders professional services to the Company through FWB Consulting, Inc., an affiliate of Mr. Barker’s. As of December 31, 2019, and 2018, the total amount due to FWB Consulting, Inc. is $184,468 and $114,468, respectively, and is included in accounts payable.

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

During the year ended December 31, 2018, the Company issued the shares of its common stock as follow:

•	11,447,000 shares of common stock issued as debt discount valued at fair market value on the date of each transaction totaling $2,478,533.

•	250,000 shares of common stock issued as prepaid equity-based compensation valued at fair market value at the date of the transaction, totaling $55,000.

•	6,305,297 shares of common stock issued for services valued at the fair market value on the date of each transaction totaling $1,462,997

•	75,000 shares of common stock issued in a debt conversion valued at $0.20 per share, or $15,000.

•	563,738 shares of common stock issued pursuant to a cashless exercise of warrants valued at fair market value on the date of exercise.

During the year ended December 31, 2019, the Company issued the shares of its common stock as follow:

•	6,181,133 shares of common stock issued for services valued at the fair market value on the date of each transaction totaling $783,782.

•	3,650,046 shares of common stock issued to satisfy accrued interest valued at fair market value at the date of the transaction, totaling $620,508.

•	19,006,350 shares of common stock issued pursuant to a warrant exercise for the reduction of debt in the amount of $1,900,635.

•	2,410,000 shares of common stock issued pursuant to the exercise of warrants in the amount of $241,000.

•	1,961,755 shares of common stock issued pursuant to cashless exercise of warrants

Note 7. Long Term Debt and other short-term borrowings

Long term debt and other short-term borrowings consisted of the following at December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018

Long-term debt:

During June through December of 2018, the Company borrowed $9,459,750 from private lenders, and exchanged $5,514,000 of amounts due lenders from prior borrowings as well as $191,250 in accrued interest, pursuant to a 10% Secured Promissory Note with 50% of the principal convertible into the Company’s common stock at $0.20 per share, all principal and accrued interest payable on the initial maturity date of August 31, 2019. Concurrently, the Company issued the Note holders 11,373,750 warrants (5-year term and an exercise price of $0.20 per share). On August 31, 2019, the Company, pursuant to the terms of the notes, elected to extend the maturity date to August 31, 2020, by increasing the interest rate to 12%, and issuing the Note holders an additional 115,000 warrants (5-year term and an exercise price of $0.20 per share) for every $100,000 invested, resulting in an additional 17,422,500 new warrants. The fair value of all these warrants was recorded as a debt discount and amortized over the life of the notes. The balance shown is net of unamortized discount of $2,086,008 at December 31, 2019 and $5,981,012 at December 31, 2018. A majority of these lenders are also Viking shareholders.

	11,163,357	9,168,988

On June 13, 2018, the Company borrowed $12,400,000 pursuant to a revolving line of credit facility with a maximum principal amount of $30,000,000 from Crossfirst Bank, bearing interest 1.5% above a base rate equal to the prime rate of interest published by the Wall Street Journal, interest only for June and July of 2018, at which time Principal is payable at $100,000 monthly through the maturity date of May 10, 2021, at which time all remaining unpaid principal and accrued interest shall be due. The balance shown is net of unamortized discount of $34,411 at December 31, 2019 and $103,421 at December 31, 2018

	7,655,589	11,728,911

On December 28, 2018, to facilitate the acquisition of certain oil and gas assets, the Company, through one of its subsidiaries, Ichor Energy LLC, entered into a Term Loan Credit Agreement with various lenders represented by ABC Funding, LLC as administrative agent. The agreement provides for a total loan amount of $63,592,000, bearing interest at a rate per annum equal to the greater of (i) a floating rate of interest equal to 10% plus LIBOR, and (ii) a fixed rate of interest equal to 12%, payable monthly on the last day of each calendar month, commencing January 31, 2019. Principal payments are made quarterly at 1.25% of the initial loan amount, commencing on the last business day of the fiscal quarter ending June 30, 2019. Cash generated from the operation of these assets is restricted to lease operating expenses, the payment of debt service on the Term Loan, approximately $12,000,000 of oil and gas development projects approved by the lender, and distributions to the Company of $65,000 per month for general and administrative expenses, and a quarterly tax distribution at the current statutory rates. Within 30 days of the end of each quarter, commencing with the quarter ended June 30, 2019, Ichor Energy, LLC is required to pay, as an additional principal payment on the debt, any cash in excess of the MLR and the APOD Capex Amount. To the extent not previously paid, all loans under the Loan Agreement shall be due and payable on the December 28, 2023 (the Maturity Date). The loan agreement contains prepayment penalties through December 28, 2021 and “make-whole” obligations through December 28, 2020.  In addition, at maturity (or sooner under certain circumstances which include prepayment of the loan or sale of Ichor Energy, LLC) the lenders will receive a payment approximating 5% of the fair value of Ichor Energy, LLC at that time; such amount is not estimable. The balance shown is net of unamortized discount of $3,507,364 at December 31, 2019 and $4,385,408 at December 31, 2018.

	53,699,940	59,206,592

On December 28, 2018, the Company issued a 10% secured promissory note in the amount of $23,777,948, payable to RPM Investments, secured by 100% of the membership interests of Ichor Energy Holdings, LLC. All accrued interest and unpaid principal are due on the earlier of (i) the date the Company or one of its affiliates completes an acquisition with one or more of the sellers for a purchase price equal to or greater than $50,000,000 or (ii) January 31, 2020. As described in Note 10, Subsequent Events, this note was extinguished on February 3, 2020 in connection with an acquisition of oil and gas interests and exchanged for a new note in the amount of approximately $20.869 million with a maturity date of June 1, 2021. As a result, the balance of this note at December 31, 2019 has been classified as non-current.

	23,777,948	23,777,948

On February14, 2019, the Company executed a promissory note payable to CrossFirst Bank in the amount of $56,760 for the purchase of transportation equipment, bearing interest at 7.15%, payable in 60 installments of $1,130, with a maturity date of February 14, 2024.	48,658	-

On July 24, 2019, the Company through its wholly owned subsidiary, Mid-Con Petroleum, LLC, executed a promissory note payable to Cornerstone Bank in the amount of $2,241,758, bearing interest at 6%, payable interest only for the first year, then payable in 59 installments of $43,438, with a final payment due on a maturity date of July 24, 2025. The balance shown is net of unamortized discount of $26,538 at December 31, 2019.	2,215,221	-

On July 24, 2019, the Company through its wholly owned subsidiary, Mid-Con Drilling, LLC, executed a promissory note payable to Cornerstone Bank in the amount of $1,109,341, bearing interest at 6%, payable interest only for the first year, then payable in 59 installments of $21,495, with a final payment due on a maturity date of July 24, 2025. The balance shown is net of unamortized discount of $26,464 at December 31, 2019.	1,032,215	-

	99,592,928	103,882,439

Other short-term borrowings:

On September 30, 2019, the Company received $910,000 under an agreement that requires the Company to make 28 weekly payments aggregating $1,237,600 through April 13, 2020. On December 23, 2019, the Company received an additional $242,750 under a replacement agreement that requires the Company to make 25 weekly payments aggregating $1,620,000 through June 15, 2020. The agreement provides discounts for early payment. The balance shown is net of the maximum discount of $413,445 at December 31, 2019.	1,141,755	-

On October 3, 2019, the Company received $480,200 under an agreement that requires the Company to make 28 weekly payments aggregating $666,400 through April 20, 2020. The agreement provides discounts for early payment. The balance shown is net of the maximum discount of $132,289 at December 31, 2019.	423,111	-

On December 23, 2019, the Company received $2,939,970 under an agreement that requires the Company to make 25 weekly payments aggregating $4,050,000 through June 15, 2020. The agreement provides discounts for early payment. The balance shown is net of the maximum discount of $1,110,030 at December 31, 2019.	2,855,368	-

On November 26, 2019, the Company received $200,000 from an individual. The advance is non-interest bearing and payable on demand.	200,000	-

Total long-term debt and other short-term borrowings	104,213,162	103,882,439
Less current portion	(19,225,045)	(11,805,582)
	$84,988,117	$92,076,857

Principal maturities of long-term debt for the next five years and thereafter are as follows:

Period ended December 31,
	Principal	Unamortized Discount	Net
2020	$22,233,521	$3,008,476	$19,225,045
2021	33,800,583	888,057	32,912,526
2022	3,571,250	888,057	2,683,193
2023	49,183,721	881,309	48,302,412
2024	735,234	9,529	725,705
Thereafter	369,637	5,356	364,281

	$109,893,946	$5,680,784	$104,213,162

Loan Covenants

Pursuant to the terms of the Revolving Line of Credit Facility executed on June 13, 2018 with CrossFirst Bank for a maximum principal amount of $30,000,000, the Company is required to provide on a quarterly basis, certain information to the Bank relative to operational performance of the Borrowers, to include internally prepared consolidated financial statements, hedge reports, and a compliance certificate.

Pursuant to the terms of the Term Loan Credit Agreement executed on December 28, 2018 with various lenders in the initial amount of $63,592,000, the Company is required to provide, periodically to the lenders, certain information relative to financial and operational performance of the related assets , accompanied by a compliance certificate

At December 31, 2019, the Company is not in default of any loan covenants.

Note 8. Commitments and contingencies

In April 2018, the Company’s subsidiary, Petrodome Energy, LLC entered into a 66-month lease for 4,147 square feet of office space for the Company’s corporate office in Houston, Texas. The annual base rent commenced at $22.00 per square foot, and escalates at $0.50 per foot each year through expiration of the lease term. A right-of-use asset and operating lease liability has been recorded with the adoption of Topic 842, pertaining to this office lease. As this lease does not provide an implicit interest rate, we used a portfolio approach to determine a collateralized incremental borrowing rate of 10% based on the information available at the date of adoption of Topic 842 to determine the lease liability. Operating lease expense is recognized on a straight-line basis over the lease term. Operating lease expense was $96,304 for the year ended December 31, 2019.

The Company's commitment for minimum lease payments under this operating lease for the next five years and thereafter as of December 31, 2019 are as follows:

Period ended December 31,
2020	$94,690
2021	96,763
2022	98,837
2023	82,940

$373,230

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

The Company has estimated net operating loss carry forwards of approximately $35,800,000 and $20,700,000 (revised from prior year estimate) as of December 31, 2019 and 2018 respectively. The potential benefit of these net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not that it will utilize the net operating losses carried forward in future years. The net operating loss carryforwards generated prior to the January 1, 2018 effective date of the “Tax Cuts and Jobs Act of 2017” will expire in 2027 through 2037. Net operating losses arising in taxable years beginning after December 31, 2017 are carried forward indefinitely and are limited to 80 percent of taxable income.

The current and deferred income tax expense (benefit) consists of the following for the years ending December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018

Current
Federal	$(3,174,242)	$(2,496,519)
State	-	-
Total current tax expense (benefit)	(3,174,242)	(2,496,519)

Deferred tax timing differences
Federal	(894,687)	(866,288)
State	-	-

Increase (decrease) in valuation allowance	4,068,929	2,451,980

Income tax expense (benefit)	$-	$(910,827)

The components of deferred tax assets and liabilities as of December 31, 2019, and 2018 is as follows:

	December 31, 2019	December 31, 2018

Deferred tax assets:
NOL carry forwards	$8,077,099	$4,902,857
Bad debt reserves	77,896	77,896
Impairment of oil and gas assets	403,289	403,289
Unrealized loss	695	695
Derivative losses	1,301,952	607,087
Share based compensation	2,456,423	2,256,601

Total deferred tax assets	12,317,354	8,248,425

Deferred tax liabilities:
Derivative gains	(121,947)	(121,947)
Bargain purchase gain	(5,674,498)	(5,674,498)

Total deferred tax liabilities	(5,796,445)	(5,796,445)

Deferred tax asset (liability) - before valuation allowance	6,520,909	2,451,980
Less valuation allowance	(6,520,909)	(2,451,980)

Deferred tax asset (liability) - net	$-	$-

A reconciliation of the federal and state statutory income tax rates to the Company’s effective income tax rate applicable to income before income tax benefit from continuing operations is as follows for the years ended December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018

Continuing operations
Expected provision at US statutory rate	21.00%	21.00%
State income tax net of federal benefit	0.00%	0.00%
Other items effecting timing differences	-4.6%	-5.4%
Valuation allowance	0.00%	-%

Effective income tax rate	16.4%	15.6%

The Company files income tax returns on a consolidated basis in the United States federal jurisdiction. As of December 31, 2019, the tax returns for the Company for the years ending 2016 through 2018 remain open to examination by the Internal Revenue Service. The Company and its subsidiaries are not currently under examination for any period.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carry forwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

Note 10. Subsequent Events

Acquisition of Oil and Gas Properties

Purchase and Sale Agreement

On February 3, 2020, Elysium Energy, LLC (“Elysium”), a wholly-owned subsidiary of Viking’s subsidiary, Elysium Energy Holdings, LLC (“Elysium Holdings”), acquired interests in certain oil and gas properties located in Texas and Louisiana (the “Acquisition”). The purchase price was approximately $46.3 million (subject to adjustment) which was substantially accomplished through cash on hand (which included the proceeds provided by the Camber Energy, Inc. (“Camber”) promissory note described below), a term loan, and settlement of a promissory note previously issued to certain of the sellers. The assets purchased included leases, working interests, and over-riding royalty interests in oil and gas properties in Texas (approximately 72 wells) and Louisiana (approximately 55 wells), along with associated equipment. On February 4, 2020, Elysium hedged 75% of the estimated oil and gas production associated with the newly acquired assets for 2020, 60% of the estimated production for 2021 and 50% of the estimated production for the period between January, 2022 to July, 2022. Theses hedges have a floor of $45 and a ceiling ranging from $52.70 to $56 for oil, and a floor of $2 and a ceiling of $2.425 for natural gas

Supplemental pro forma financial information has not been provided as the initial accounting for the acquired interests has not been completed.

Term Loan

In connection with the Acquisition, Elysium Holdings (Elysium’s parent), Elysium, and Elysium’s subsidiaries (collectively the “Borrowers”) entered into a $35.0 million term loan at a 4.0% original issue discount. The loan matures on August 3, 2022, unless accelerated sooner pursuant to the loan agreement. The loan bears interest at the prime rate plus seven and three quarters percent (7.75%) payable monthly. Principal payments are due beginning on May 1, 2020, and on each month thereafter at one percent (1%) of the then-outstanding balance and, to the extent not previously paid, on the maturity date.

The Borrowers have the right to prepay the term loan, subject to a prepayment fee of 5% for prepayments prior to February 3, 2021, 3% for prepayments from February 3, 2021 to February 3, 2022, and 0% for prepayments thereafter.

Additionally, to the extent that the Borrowers have Excess Cash Flow (as defined in the loan agreement), the Borrowers are required to make mandatory prepayments, without penalty or premium, equal to seventy-five percent (75%) of such Excess Cash Flow.

The Loan Agreement contains various customary covenants, some of which limit the ability of Elysium to, among other things, incur additional indebtedness; grant certain liens; engage in certain asset acquisitions and dispositions; make certain loans; make or declare certain dividends or distributions; issue additional equity interests; engage in certain changes in their organizational structure; engage in certain transactions with affiliates; make certain capital expenditures; amend their organizational documents or form or acquire additional subsidiaries. The loan agreement also contains covenants that require the maintenance of specified financial ratios or conditions.

Obligations under the loan agreement are secured by mortgages on the oil and gas leases of the Elysium and its subsidiaries, a security agreement covering all assets of Elysium and its subsidiaries, and a pledge of all of Elysium’s membership interests.

Promissory Notes

Certain of the selling entities were holders of the Company’s $23.7 million secured promissory note dated December 31, 2018. This note (and all unpaid accrued interest) was extinguished in connection with this acquisition. In exchange, the Company issued a new promissory note dated February 3, 2020, for approximately $20.869 million, which is secured by a pledge of the membership interests of Viking’s wholly-owned subsidiary, Ichor Energy Holdings, LLC. The note bears interest at a rate of 10% per annum, payable at maturity (June 1, 2021). The note also requires that if following Viking’s merger with Camber (as described below) or Viking’s direct up-listing to a national stock exchange, it completes an equity raise through the issuance of its common stock, then seventy-five percent (75%) of such proceeds are to be applied to reduce the amount outstanding under the promissory note. Further, to the extent the Borrowers are due any post-closing adjustment payments in connection with the Acquisition, such payments are to be applied to reduce the balance owing under the promissory note.

Merger Agreement and Promissory Note with Camber Energy, Inc.

Merger Agreement

On February 3, 2020, Viking entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Camber. The Merger Agreement provides that a newly-formed wholly-owned subsidiary of Camber will merge with and into Viking, with Viking surviving the merger as a wholly-owned subsidiary of Camber.

Upon the terms of the Merger Agreement, Viking shareholders will own approximately 80% of Camber at the time of the merger, subject to adjustment in certain circumstances.

The Merger Agreement provides, among other things, that the board of directors of the combined company will be comprised of five directors, one to be appointed by Camber and four to be appointed by Viking. The Merger Agreement also provides that James A. Doris, the Chief Executive Officer of Viking, shall serve as the Chief Executive Officer of the combined company. The combined company will have its headquarters in Houston, Texas.

The completion of the Merger is subject to numerous conditions including (i) the effectiveness of a registration statement registering the shares of Camber common stock to be issued to Viking’s shareholders in the merger and (ii) shareholder approval of the merger transactions by Camber’s shareholders and Viking’s shareholders. Additional closing conditions include (i) that in the event the NYSE American determines that the merger constitutes, or will constitute, a “back-door listing”/”reverse merger”, Camber (and its common stock) is required to qualify for initial listing on the NYSE American, and (ii) that the only loan obligations with a maturity date in 2020 that Viking shall have at closing shall be the $13.5 million of convertible debt issued in December of 2018.

The Merger can be terminated under various conditions or circumstances. The Merger Agreement contains customary indemnification obligations of the parties and representations and warranties. Upon consummation of the merger, Viking will be deemed the acquirer for accounting purposes.

Promissory Note

As a condition of the merger, Camber loaned Viking $5 million pursuant to the terms of a Securities Purchase Agreement and 10.5% Secured Promissory Note dated February 3, 2020 (the “Camber Note”). This Camber note accrues interest at the rate of 10.5% per annum, payable quarterly, and is due on February 3, 2022. The note includes customary events of default and can be prepaid at any time together with a prepayment penalty of 10.5%. The note is generally convertible into common shares of Viking at a conversion price of $0.24 per share subject to certain restrictions.

As additional consideration for Camber making the loan to Viking and entering into the Merger Agreement, Viking assigned Camber 25% of the membership interests in Elysium Holdings. All or a portion of the assigned interests will be retained by Camber or returned to Viking under different circumstances relating to the possible termination of the Merger Agreement and the Camber Note repayment.

The terms of the Securities Purchase Agreement and accompanying security agreement provide Camber a security interest (subject to certain prerequisites) in Viking’s 75% ownership of Elysium Holdings and 100% ownership of Ichor Energy Holdings, LLC. Additionally, Viking provided Camber a junior security interest in the membership, common stock or ownership interests of all of Viking’s other existing and future, directly-owned or majority-owned subsidiaries.

The Merger Agreement provides that the Camber Note will be forgiven in the event the merger closes, or will be payable in full 90 days after the date that the Merger Agreement is terminated by any party for any reason, at which time an additional payment will also be due to Camber in an amount equal to (i) the amount owed by Camber to its Series C Preferred Stock holder in connection with the redemption of 525 shares of Camber’s Series C Preferred Stock minus (ii) the Camber Note repayment amount.

New Debt Offering

On or about February 18, 2020, the Company commenced an offering of securities consisting of a subordinated, secured, convertible debt instrument with equity features (the “New Offering”), the summary terms of which are as follows: (i) Maturity Date: Feb. 11, 2022; (ii) Interest Rate: 12% per annum (payable quarterly or monthly at the Company’s option; (iii) Conversion Entitlement: the holder may convert all or a portion of the amount outstanding into common shares in the capital stock of the Company at a price of $0.175 per share; (iv) Equity Kicker: for every $100,000 exchanged or advanced into the new offering, the holder will receive 60,000 common shares in the capital stock of the Company; and (v) Security: holders will receive, pari passu with all other holders, including Camber Energy, Inc. (which is further described in this Subsequent Events section), a pledge of the membership interests of the Company’s interest in Elysium Energy Holdings, LLC, and, as soon as the Company’s obligations to EMC Capital Partners, LLC are satisfied, a pledge of the membership interests of the Company’s interest in Ichor Energy Holdings, LLC.

With respect to the $13.2 million of promissory notes due in August of 2020, the Company has invited the holders of these notes to exchange all or a portion of their principal and/or accrued interest into the new offering, however. there is no obligation for the holders to do so. As of March 23, 2020, 5 of the 2018 Note Holders have agreed to exchange into and/or contribute additional cash to the New Offering, representing an aggregate investment amount of $980,000, and 1 new participant invested in the New Offering, representing an aggregate investment amount of $100,000.

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES – (unaudited)

The following supplemental unaudited information regarding Viking’s oil and gas activities is presented pursuant to the disclosure requirements of ASC 932. Viking’s oil and gas activities are located in the United States and Canada.

Results of Operations

	United States		Canada
	2019	2018	2019	2018
Results of operations
Sales	$35,465,093	$7,878,714	$-	$89,258
Lease operating costs	(13,076,020)	(3,787,016)	-	(48,533)
Depletion, accretion and impairment	(11,327,928)	(1,697,977)	-	(32,739)

Net	$11,061,145	$2,393,721	$-	$7,986

Oil and Gas Production and Sales by geographic area for the years ended December 31, 2019 and 2018:

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

Estimated Quantities of Proved Reserves

	United States		Canada
	2019	2018	2018	2018

Proved Developed, Producing	7,672,566	9,174,854	-	-
Proved Developed, Non Producing	1,980,157	1,336,184	-	-
Total Proved Developed	9,652,723	10,511,038	-	-
Proved Undeveloped	4,172,167	6,013,197	-	-

Total Proved	13,824,890	16,524,235	-	-

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

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were prepared in accordance with provisions of ASC 932 - Extractive Activities - Oil and Gas. Future cash inflows at December 31, 2019 and 2018 were computed by applying the unweighted, arithmetic average of the closing price on the first day of each month for the 12-month period prior to December 31, 2019 and 2018 to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year-end, based on year-end costs and assuming continuation of existing economic conditions.

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

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for the year ended December 31, 2019 and 2018 are as follows:

	United States		Canada
	2019	2018	2019	2018

Future cash inflows	$541,243,657	$812,837,838	$-	$-
Future production costs	(156,167,716)	(221,055,038)	-	-
Future development costs	(42,539,780)	(45,417,745)	-	-
Future income tax expense	(38,772,674)	(82,150,578)	-	-

Future net cash flows	303,763,487	464,214,477	-	-
10% annual discount for estimated timing of cash flows	(135,523,587)	(219,657,382)	-	-

Standardized measure of DFNCF	$168,239,900	$244,557,095	$-	$-

Changes in Standardized Measure of Discounted Future Net Cash Flows

The changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for the years ended December 31, 2019 and 2018 are as follows:

	United States		Canada
	2019	2018	2019	2018

Balance - beginning	$244,557,095	$70,760,702	$-	$573,095)
Net changes in prices and production costs	(49,623,771)	663,233	-	-
Net changes in future development costs	502,197	16,523,269	-	-
Sales of oil and gas produced, net	(22,389,073)	(4,132,423)	-	-
Extensions, discoveries and improved recovery	-	-	-	-
Purchases of reserves	25,556,000	180,681,000	-	-
Sales of reserves	(12,106,298)	-	-	(573,095)
Revisions of previous quantity estimates	(67,757,693)	7,399,086	-	-
Previously estimated development costs incurred	3,636,007	3,813,777	-	-
Net change in income taxes	24,288,680	(44,289,094)	-	-
Accretion of discount	28,884,619	7,076,070	-	-
Other	(7,307,863)	6,061,475	-	-

Balance - ending	$168,239,900	$244,557,095	$-	$-

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

There are no reportable events under this item for the year ended December 31, 2019.

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

As of December 31, 2019, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of the Company's internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1)) inadequate segregation of duties consistent with control objectives; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of the Company's financial statements as of December 31, 2019 and communicated the matters to the Company's management.

Management believes that the material weaknesses set forth in items (1), (2) and (3) above did not have an effect on the Company's financial results.

Management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical accounting expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the financial reporting department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the financial reporting department occur.

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

(a)	Disclosure Controls and Procedures; Changes in Internal Control Over Financial Reporting

Management has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2019. Based on this evaluation, management concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2019.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019. Based on this assessment, management concluded that, as of December 31, 2019 the Company's internal control over financial reporting was not effective based on those criteria.

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

There was no change in our internal control over financial reporting during the quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers

The name of the officers and directors of the Company as of December 31, 2018, as well as certain information about them, are set forth below:

Name	Age	Position
James A. Doris	47	Director/CEO/President
Lawrence Fisher	81	Director
David Herskovits	69	Director
Timothy Swift	45	COO
Frank W. Barker, Jr.	64	CFO
Mark Finckle	57	EVP

Background of Officers and Directors

James A. Doris

Mr. Doris has been an officer and director of the Company since 2014 and has been an integral part of transitioning the Company’s to an appropriate platform to facilitate growth. He has over 25 years of experience negotiating national and international business transactions. Formerly a lawyer in Canada, Mr. Doris represented domestic and foreign clients regarding their investment activities in Canada for over 16 years. Prior to starting his own law firm, Mr. Doris served as Executive Vice President and In-House Counsel for a real estate investment and development company as well as working at one of Canada's leading law firms. Mr. Doris graduated cum laude from the University of Ottawa.

Lawrence B. Fisher

Mr. Fisher practiced securities law in New York City for over 50 years. He was Partner in the law firm Orrick, Herrington & Sutcliffe for 11 years until retirement in 2002. While at the firm, Mr. Fisher was Partner-In-Charge of the New York office and a member of the firm’s Executive Committee. Prior to Orrick, Mr. Fisher was a partner in the New York law firm Kelley, Drye & Warren for 10 years, including 3 years as a member of the firm's Executive Committee, and prior to his time at Kelley, Drye & Warren, Mr. Fisher was associate and then partner in the law firm Parker, Chapin and Flattau for an aggregate of 22 years, 5 as an associate and the remainder as a partner. There, too, Mr. Fisher was a member of the firm's Executive Committee. Mr. Fisher graduated from Columbia College in 1960 and Columbia Law School in 1963 and was a Research Fellow at the London School of Economics from 1963-1965. Mr. Fisher was a member of the Board of Directors of National Bank of New York City in excess of 30 years until retirement in 2000, and he was a member of the Board of Directors of Financial Federal Corporation until its sale 7 years ago.

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

Timothy Swift

Mr. Swift has more than 17 years’ experience in the financial services industry with a focus on energy and energy related companies. Mr. Swift's experience included research and trading of both credit and equity products. While most recently Mr. Swift focused exclusively on the private placement of highly structured middle market credit products. Prior to joining Viking Energy Group, Mr. Swift was a founding partner and Managing Director on the Debt Capital Markets desk at Cantor Fitzgerald & Co. Prior to Cantor, Mr. Swift was a Vice President on the Cowen & Co debt capital market team. At both Cantor Fitzgerald & Co and Cowen & Co, Mr. Swift participated in more than 50 transactions raising over $5.5 billion. Prior to Cowen & Co, Mr. Swift served in various capacities at R.W. Pressprich and CRT Capital Group. Mr. Swift holds a B.S. in Finance from Babson College. Mr. Swift’s employment with the Company ended effective February 13, 2020, and Mr. Swift was no longer an officer of the Company after that date.

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

Mark Finckle

Mr. Finckle has over 30 years of experience as an accounting and financial professional. Prior to joining the Company in 2019, Mr. Finckle spent approximately 25 years as an investment banker, holding positions of increasing responsibility at Wall Street firms, including Bear Stearns, PaineWebber and Thomas Weisel Partners. Before embarking on his banking career, Mr. Finckle served as a Director of Financial Planning and Capital Budgeting at Ameritech, a large national telecommunications provider. Mr. Finckle began his career as a Certified Public Accountant, employed by the international accounting firm of Coopers & Lybrand. He holds a B.S in Finance from the University of Iowa and received his MBA from Northwestern University.

Family Relationships

There are no family relationships between any of the Company's officers and directors.

Audit Committee and Audit Committee Financial Expert

The Company, with the appointment of David Herskovits as an independent member of the board of directors, established an audit committee, with Mr. Herskovits serving as the audit committee financial expert.

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

Delinquent Section 16(a) Reports

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock by each person who, at any time during the 2019 fiscal year, was a director, officer, or beneficial owner of more than 10% of our common stock, were timely, except that (i) James Doris did not timely file a Form 3 upon his appointment as a director of the Company on June 28, 2014, and he did not timely file a Form 4 upon his receipt of shares of Series C Preferred Stock on July 16, 2015, his receipt of 2,000,000 shares of Company common stock on July 28, 2015, his receipt of additional shares of Series C Preferred Stock on May 15, 2017, and his receipt of warrants to purchase 15,000,000 shares of Company common stock on December 29, 2017; (ii) Frank Barker, Jr. did not timely file a Form 3 upon his appointment as an executive officer and director on December 29, 2017, and he did not timely file a Form 4 upon his receipt of warrants to purchase 5,000,000 shares of Company common stock on December 29, 2017; (iii) Timothy Swift did not timely file a Form 3 upon his appointment as an executive officer of the Company on April 16, 2018, he did not timely file a Form 4 upon his receipt of warrants to purchase 3,500,000 shares of Company common stock on April 16, 2018, and he did not timely file a Form 4 upon his receipt of 500,000 shares of Company common stock on May 21, 2018, 500,000 shares of Company common stock on December 31, 2018 and 875,000 shares of Company common stock on December 30, 2019; (iv) Lawrence Fisher did not timely file a Form 3 upon his appointment as a director of the Company on August 20, 2018, and he did not timely file a Form 4 upon his receipt of 25,907 shares of Company common stock on October 8, 2018; (v) David Herskovits did not timely file a Form 3 upon his appointment as director of the Company on August 20, 2018,; and (vi) Mark Finckle did not timely file a Form 3 upon his appointment as an executive officer of the Company on September 9, 2019, he did not timely file a Form 4 upon his receipt of warrants to purchase 1,000,000 shares of Company common stock on September 9, 2019, and he did not timely file a Form 4 upon his receipt of 500,000 shares of Company common stock on September 23, 2019, and 266,789 shares of Company common stock on December 31, 2019.

Item 11. Executive Compensation

Summary Compensation Table — Fiscal Years Ended December 31, 2019 and 2018

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (5)	Option Awards (4)	Non-Equity Incentive Plan Compensation Earnings	Non-Equity Deferred Compensation Earnings	All Other Compensation	Total

James A. Doris	2019	$-	$-	$-	$-	$-	$-	$-	$-
CEO & President (1)	2018	$-	$-	$-	$-	$-	$-	$-	$-

Timothy Swift	2019	$275,000	$-	$-	$-	$-	$-	$-	$275,000
EVP & COO (2)	2018	$211,538	$-	$200,000	$699,245	$-	$-	$-	$1,110,783

Frank W. Barker, Jr.	2019	$-	$-	$-	$-	$-	$-	$170,000	$170,000
CFO (3)	2018	$-	$-	$-	$-	$-	$-	$23,500	$23,500

Mark Finckle	2019	$71,923	$-	$81,000	$167,751	$-	$-	$-	$320,674
EVP	2018	$-	$-	$-	$-	$-	$-	$-	$-

Narrative to Summary Compensation Table

__________

1.	On June 28, 2014, Mr. Doris was appointed as a director, and on December 12, 2014, as the Chief Executive Officer and President of the Company.

2.

On March 19, 2018, Mr. Swift was appointed as Executive Vice President and Chief Operating Officer of the Company, and effective February 13, 2020, Mr. Swift was no longer an officer or employee of the Company.

3.

On December 29, 2017, Mr. Barker was appointed as a director and as the Chief Financial Officer of the Company. On August 20, 2018, Mr. Barker resigned as a director. Amounts reflected in other compensation represent amounts paid to FWB Consulting Inc., a company affiliated with Mr. Barker.

4.	The fair value of the warrants were determined using the Black-Scholes option pricing model.

5.	The fair value of stock awards are based on the closing market price on the date of issue.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2019, the Company did not maintain an equity incentive plan or other plan, including but not limited to bonus, deferred compensation or retirement plan under which the Company's securities may be issued to its named executive officers as compensation.

Employment Agreements

As of December 31, 2019, the Company had an employment agreement and restricted stock agreement with Timothy Swift as EVP and COO of the Company, and Mark Finckle as EVP of Capital Markets, described below, and the Company had issued each of them warrants to purchase Company stock described below. As of December 31, 2019, the Company did not have any formal compensation arrangements with any other executive officers at December 31, 2019, except that the Company had orally agreed to pay the entity of the Company’s CFO $20,000 per month. The Company has seven other full-time employees in Houston at the Corporate Headquarters who are not executive officers.

Pursuant to Mr. Swift’s employment agreement with the Company, Mr. Swift was to receive an annual base salary of $275,000 and was eligible to receive, at the discretion of the Company’s Board of Directors, an annual bonus of up to 110% of his base salary and incentive equity compensation equal approximately 130% of his base salary. Pursuant to the restricted stock agreement, Mr. Swift was to receive 1,000,000 shares of the Company’s common stock, with 50% of the shares vesting immediately and the remaining shares vesting on October 1, 2018, unless Mr. Swift had resigned from employment or had been terminated for cause on or prior to that time. Pursuant to the warrant issued to Mr. Swift, Mr. Swift received the right to purchase 3,500,000 shares of the Company’s common stock at $0.30 per share exercisable through April 1, 2023, with (i) 1,000,000 of the warrant shares vesting immediately; (ii) 2,000,000 of the warrant shares vesting on July 1, 2018, or another date as agreed in writing by both parties so long as the Company had closed a financing transaction consolidating the Company’s debt, had raised an additional $5,000,000 in financing at such time, and Mr. Swift had not resigned from employment or been terminated for cause at that time; and (iii) 500,000 of the warrant shares vesting on December 31, 2018, so long as Mr. Swift had not resigned from employment or been terminated for cause at that time.

Pursuant to Mr. Finckle’s employment agreement with the Company, Mr. Finckle is to receive an annual base salary of $250,000 and is eligible to receive in calendar year 2020, at the discretion of the Company’s Board of Directors, an annual bonus of up to 110% of his base salary and incentive equity compensation equal to approximately 130% of his base salary. Pursuant to the Company’s restricted stock agreement with Mr. Finckle, Mr. Finckle is to receive 1,000,000 shares of the Company’s common stock, with 50% of the shares vesting immediately, and the remaining shares vesting on March 1, 2020, unless Mr. Finckle has resigned from employment or has been terminated for cause on or prior to that time. Pursuant to the warrant issued to Mr. Finckle, Mr. Finckle received the right to purchase 3,500,000 shares of the Company’s common stock at $0.30 per share exercisable through April 1, 2024, with (i) 1,000,000 of the warrant shares vesting immediately; (ii) 2,000,000 of the warrant shares vesting on January 30, 2020, or another date as agreed in writing by both parties so long as the Company has closed a financing and/or acquisition transaction extinguishing or materially extending the maturity date of the promissory note executed by the Company on or about December 28, 2018, in the principal amount of approximately $23.77 million, and Mr. Finckle has not resigned from employment or been terminated for cause at that time; and (iii) 500,000 of the warrant shares vesting on August 31, 2020, so long as Mr. Finckle has not resigned from employment or been terminated for cause at that time.

Compensation of Directors

The directors and former directors of the Company were compensated as such during the fiscal years ended December 31, 2019, and December 31, 2018, respectively, as follows:

Name and Principal Position	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation Earnings	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

James A. Doris	2019	$-	$-	$-	$-	$-	$-	$-
	2018	$-	$-	$-	$-	$-	$-	$-

Frank W. Barker, Jr. (1)	2019	$-	$-	$-	$-	$-	$-	$-
	2018	$-	$-	$-	$-	$-	$-	$-

Lawrence Fischer	2019	$35,933	$-	$-	$-	$-	$-	$35,933
	2018	$-	$-	$-	$-	$-	$-	$-

David Herskovits	2019	$33,333	$-	$-	$-	$-	$-	$33,333
	2018	$-	$-	$-	$-	$-	$-	$-

__________

1.	Appointed as a director and an executive officer on December 29, 2017; resigned as director on August 18, 2018.

Directors of the Company may be reimbursed for any out-of-pocket expenses incurred by them for each regular or special meeting attendance. The Company presently has no pension, health, annuity, insurance or profit sharing plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2019, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, (ii) each director and each of our named executive officers and (iii) all executive officers and directors as a group.

The number of shares of Common Stock beneficially owned by each person is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after the date hereof, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

The information reflected in the following table was, unless otherwise specified, the address of each of the persons set forth below, or is in care of the Company at 15915 Katy Freeway, Suite 450, Houston, Texas, 77094.

Title of Class	Name & Address of Beneficial Owners	Amount & Nature of Beneficial Ownership (1)	Percent of Class (2)

Common Stock	James Doris (3)	17,000,000	12.21%
Common Stock	Timothy Swift	1.875.000	1.51%
Common Stock	Frank W. Barker, Jr. (4)	5,000,000	3.87%
Common Stock	Mark Finckle (5)	2,766,789	2.19%
Common Stock	David Herskovits	65,000	0.05%
Common Stock	Lawrence Fisher	25,907	0.02%

Common Stock	All Officers and Directors as a Group	26,732,696	18.29%

Series C Preferred	James A. Doris	28,092	100.0%

Series C Preferred	All Officers and Directors as a Group	28,092	100.0%

_______________

1.

Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of the Company's common stock.

2.

As of December 31, 2019, a total of 124,198,309 shares of the Company's common stock, and 28,092 shares of the Company's preferred stock, as well as 44,629,939 warrants are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner above, any warrants exercisable within 60 days have been included for purposes of calculating the relevant percentage.

3.	Includes 15,000,000 warrants held by James Doris.

4.	Includes 5,000,000 warrants held by FWB Consulting, Inc., a company controlled by Frank W. Barker, Jr.

5.	Includes 2,000,000 warrants held by Mark Finckle.

Item 13. Certain Relationships and Related Transactions

Related Transactions

The Company’s CEO and director, James Doris has incurred expenses on behalf of, and made advances to, the Company in order to provide the Company with funds to carry on its operations. Additionally, Mr. Doris has made several loans through promissory notes to the Company, all accruing interest at 12%, and payable on demand. As of December 31, 2019, the total amount due to Mr. Doris for these loans is $590,555. Accrued interest of $102,505 is included in accrued expenses and other current liabilities at December 31, 2019.

The Company’s CFO, Frank W. Barker, Jr., renders professional services to the Company through FWB Consulting, Inc., an affiliate of Mr. Barker’s. As of December 31, 2019, the total amount due to FWB Consulting, Inc. is $184,468 and is included in accounts payable.

The following table reflects the balances of related parties' transactions as of December 31, 2019 and 2018:

	Years ended
	December 31,
	2019	2018
Due to Mr. James A. Doris – demand loans	590,555	395,555
Due to FWB Consulting, Inc.	184,468	114,468
	$775,023	$510,023

Other than as disclosed, there were no material transactions, series of similar transaction, current transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $120,000 or 1% of the Company's total assets as of December 31, 2019, and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 14. Principal Accounting Fees and Services

The following table sets forth the fees billed by our independent accounting firm of Turner, Stone & Company, LLP, and prior independent accounting firms, for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2019	2018
Audit Fees	$42,000	$42,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$42,000	$42,000

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

2.1

Agreement and Plan of Merger, dated as of February 3, 2020, by and between Viking Energy Group, Inc. and Camber Energy, Inc. (incorporated by reference to our Current Report on Form 8-K filed on February 5, 2020)

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

10.1

Term Loan Agreement, dated December 22, 2017, by the Borrowers listed therein, 405 Petrodome LLC, as Administrative Agent, and 405 Petrodome LLC and Cargill, Incorporated, as Lenders (incorporated by reference to our Current Report on Form 8-K filed on December 29, 2017)

10.2

Purchase and Sale Agreement, executed as of September 1, 2018, by and among Viking Energy Group, Inc. and Bodel Holdings, L.L.C., Cleveland Holdings, L.L.C., Delbo Holdings, L.L.C., DeQuincy Holdings, L.L.C., Gulf Coast Working Partners, L.L.C., Oakley Holdings, L.L.C., SamJam Energy, L.L.C., and Perry Point Holdings, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on September 5, 2018)

10.3

First Amendment to Purchase and Sale Agreement, executed as of November 1, 2018, by and among Viking Energy Group, Inc. and Bodel Holdings, L.L.C., Cleveland Holdings, L.L.C., Delbo Holdings, L.L.C., DeQuincy Holdings, L.L.C., Gulf Coast Working Partners, L.L.C., Oakley Holdings, L.L.C., SamJam Energy, L.L.C., and Perry Point Holdings, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on November 5, 2018)

10.4

Second Amendment to Purchase and Sale Agreement, executed as of November 1, 2018, by and among Viking Energy Group, Inc. and Bodel Holdings, L.L.C., Cleveland Holdings, L.L.C., Delbo Holdings, L.L.C., DeQuincy Holdings, L.L.C., Gulf Coast Working Partners, L.L.C., Oakley Holdings, L.L.C., SamJam Energy, L.L.C., and Perry Point Holdings, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2018)

10.5

Collateral Agreement to Purchase and Sale Agreement, executed as of December 26, 2018, by and among Viking Energy Group, Inc. and Bodel Holdings, L.L.C., Cleveland Holdings, L.L.C., Delbo Holdings, L.L.C., DeQuincy Holdings, L.L.C., Gulf Coast Working Partners, L.L.C., Oakley Holdings, L.L.C., SamJam Energy, L.L.C., and Perry Point Holdings, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2018)

10.6

Term Loan Credit Agreement, dated as of December 28, 2018, by and among Ichor Energy Holdings, LLC, Ichor Energy, LLC, ABC Funding, LLC, as Administrative Agent, and the Lender Parties (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2018)

10.7

10% Secured Promissory Note, dated December 27, 2018, issued by Viking Energy Group, Inc. to RPM Investments, a Division of Opus Bank, in favor of Sellers (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2018)

10.8

Security and Pledge Agreement, executed as of December 27, 2018, by and among Viking Energy Group, Inc. and Bodel Holdings, L.L.C., Cleveland Holdings, L.L.C., Delbo Holdings, L.L.C., DeQuincy Holdings, L.L.C., Gulf Coast Working Partners, L.L.C., Oakley Holdings, L.L.C., SamJam Energy, L.L.C., and Perry Point Holdings, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2018)

10.9

Purchase and Sale Agreement, dated as of October 10, 2019, by and among Elysium Energy, LLC, 5Jabor, LLC, Bass Petroleum, L.L.C., Bodel Holdings, LLC, Delbo Holdings, L.L.C., James III Investments, L.L.C., JamSam Energy, LLC, Lake Boeuf Investments, LLC, Oakley Holdings, L.L.C., and Plaquemines Holdings, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on October 11, 2019)

10.10

First Amendment to Purchase and Sale Agreement, effective as of December 23, 2019, by and among 5Jabor, LLC; Bass Petroleum, L.L.C.; Bodel Holdings, LLC; Delbo Holdings, L.L.C.; James III Investments, LLC; JamSam Energy, L.L.C.; Lake Boeuf Investments, LLC; Oakley Holdings, L.L.C.; Plaquemines Holdings, L.L.C.; Elysium Energy, LLC; Viking Energy Group, Inc. and Five JAB, Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 30, 2019)

10.11

Second Amendment to Purchase and Sale Agreement and Waiver, effective as of February 2, 2020, by and among 5Jabor, LLC; Bass Petroleum, L.L.C.; Bodel Holdings, LLC; Delbo Holdings, L.L.C.; James III Investments, LLC; JamSam Energy, L.L.C.; Lake Boeuf Investments LLC; Oakley Holdings, L.L.C.; Plaquemines Holdings, L.L.C. and Elysium Energy, LLC (incorporated by reference to our Current Report on Form 8-K filed on February 6, 2020)

10.12

Term Loan Agreement, dated as of February 3, 2020, by and among Elysium Energy Holdings, LLC; Elysium Energy, LLC; Elysium Energy LA, LLC; Elysium Energy TX, LLC; Pointe a la Hache, L.L.C.; Turtle Bayou, L.L.C.; Potash, L.L.C.; Ramos Field, L.L.C.; 405 Woodbine LLC, as Administrative Agent, and the Lenders signatory thereto. (incorporated by reference to our Current Report on Form 8-K filed on February 6, 2020)

10.13

Security Agreement, dated as of February 3, 2020, by and among Elysium Energy, LLC; Elysium Energy LA, LLC; Elysium Energy TX, LLC; Pointe a la Hache, L.L.C.; Turtle Bayou, L.L.C.; Potash, L.L.C.; Ramos Field, L.L.C. and 405 Woodbine LLC (incorporated by reference to our Current Report on Form 8-K filed on February 6, 2020)

10.14

Guarantee and Pledge Agreement, dated as of February 3, 2020, by Elysium Energy Holdings, LLC and 405 Woodbine LLC (incorporated by reference to our Current Report on Form 8-K filed on February 6, 2020)

10.15

Securities Purchase Agreement, dated as of February 3, 2020, by and between Viking Energy Group, Inc. and Camber Energy, Inc. (incorporated by reference to our Current Report on Form 8-K filed on February 5, 2020)

35

10.16

$5,000,000 10.5% Secured Promissory Note, dated as of February 3, 2020, Issued by Viking Energy Group, Inc. to Camber Energy, Inc. (incorporated by reference to our Current Report on Form 8-K filed on February 5, 2020)

10.17

Security and Pledge Agreement, dated as of February 3, 2020, by and between Viking Energy Group, Inc. and Camber Energy, Inc. (incorporated by reference to our Current Report on Form 8-K filed on February 5, 2020)

10.18

Security and Pledge Agreement, dated as of February 3, 2020, by and between Viking Energy Group, Inc. and Camber Energy, Inc. (incorporated by reference to our Current Report on Form 8-K filed on February 5, 2020)

10.19

Assignment of Membership Interests by Viking Energy Group, Inc. in favor of Camber Energy, Inc. dated February 3, 2020 (incorporated by reference to our Current Report on Form 8-K filed on February 5, 2020)

10.20	Employment Agreement with Timothy Swift dated as of March 19, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 21, 2018)

10.21	Restricted Stock Agreement with Timothy Swift dated as of April 1, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 21, 2018)

10.22	Employment Agreement with Mark Finckle dated as of September 9, 2019 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 12, 2019)

10.23	Restricted Stock Agreement with Mark Finckle dated as of September 9, 2019 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 12, 2019)

21.1*	Subsidiaries of Viking Energy Group, Inc.

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

VIKING ENERGY GROUP, INC. (Registrant)

Date: March 30, 2020	By:	/s/ James Doris
James Doris
Principal Executive Officer

In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2020	By:	/s/ Frank W. Barker, Jr.
Frank W. Barker, Jr.
Principal Financial and Accounting Officer

