Form 10-Q
period 2020-03-31
VIKING ENERGY GROUP, INC.
filed 2020-05-15
CIK 1102432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable.	Not applicable.	Not applicable.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 5, 2020, the registrant had 130,049,851 shares of common stock outstanding.

VIKING ENERGY GROUP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VIKING ENERGY GROUP, INC.
Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash	$1,614,251	$1,761,495
Restricted cash	4,650,864	3,877,229
Accounts receivable – oil and gas - net	4,620,305	2,864,114
Prepaid expenses	104,272	168,994
Total current assets	10,989,692	8,671,832

Oil and gas properties, full cost method
Proved developed producing oil and gas properties, net	89,452,026	68,924,441
Proved undeveloped and non-producing oil and gas properties, net	58,944,434	50,817,675
Total oil and gas properties, net	148,396,460	119,742,116

Fixed assets, net	483,830	509,934
Derivative asset	17,720,622	-
Deposits	119,190	2,821,594
TOTAL ASSETS	$177,709,794	$131,745,476

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,999,431	$3,791,894
Accrued expenses and other current liabilities	4,467,469	3,229,594
Undistributed revenues and royalties	2,671,862	2,247,678
Derivative liability	-	5,158,822
Amount due to director	590,555	590,555
Current portion of long-term debt and other short-term borrowings – net of debt discount	21,098,455	19,225,045
Total current liabilities	30,827,772	34,243,588
Long term debt - net of current portion and debt discount	112,077,985	84,988,117
Operating lease liability	292,528	308,279
Asset retirement obligation	5,178,585	3,538,637
TOTAL LIABILITIES	148,376,870	123,078,621

Commitments and contingencies (Note 8)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 28,092 shares issued and outstanding as of March 31, 2020 and December 31, 2019	28	28
Common stock, $0.001 par value, 500,000,000 shares authorized, 126,925,314 and 124,198,309 shares issued and outstanding as of March 31, 2020 and December 31, 2019 respectively.	126,925	124,198
Additional paid-in capital	39,239,575	38,825,392
Accumulated deficit	(10,990,773)	(30,282,763)
Equity attributable to Viking Energy Group, Inc.	28,375,755	8,666,855
Noncontrolling interest	957,169	-
TOTAL STOCKHOLDERS’ EQUITY	29,332,924	8,666,855
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$177,709,794	$131,745,476

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC.
Consolidated Statements of Operations (Unaudited)

	Three months ended
	March 31,
	2020	2019

Revenue
Oil and gas sales	$11,787,952	$9,346,592

Operating expenses
Lease operating costs	3,759,203	2,599,394
General and administrative	1,284,647	1,033,345
Stock based compensation	253,750	39,582
Depreciation, depletion and amortization	3,177,202	2,370,688
Accretion - ARO	125,620	82,546
Total operating expenses	8,600,422	6,125,555

Income from operations	3,187,530	3,221,037

Other income (expense)
Interest expense	(4,583,560)	(3,131,393)
Amortization of debt discount	(1,235,530)	(2,278,959)
Change in fair value of derivatives	22,879,444	(9,745,583)
Interest and other income	1,275	3,417
Total other income (expense)	17,061,629	(15,152,518)

Net income (loss) before income taxes	20,249,159	(11,931,481)
Income tax benefit (expense)	-	-
Net income (loss)	20,249,159	(11,931,481)
Net income attributable to noncontrolling interest	(957,169)	-
Net income (loss) attributable to Viking Energy Group, Inc.	$19,291,990	$(11,931,481)
Earnings (loss) per common share
Basic and Diluted	$0.15	$(0.13)
Weighted average number of common shares outstanding
Basic and Diluted	125,320,234	91,103,394

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the three months ended March 31, 2020

						Retained
					Additional	Earnings		Total
	Preferred Stock		Common Stock		Paid-in	(Accumulated	Noncontrolling	Stockholders'
	Number	Amount	Number	Amount	Capital	Deficit)	Interest	Equity

Balances at December 31, 2019	28,092	$28	124,198,309	$124,198	$38,825,392	$(30,282,763)	$-	$8,666,855

Shares issued for services			1,512,755	1,513	252,237			253,750
Warrant exercise			416,250	416	37,584			38,000
Warrants exercised to reduce debt			150,000	150	14,850			15,000
Shares issued as debt discouint			648,000	648	109,512			110,160
Net income						19,291,990	957,169	20,249,159

Balances at March 31, 2020	28,092	$28	126,925,314	$126,925	$39,239,575	$(10,990,773)	$957,169	$29,332,924

For the three months ended March 31, 2019

						Retained
					Additional	Earnings		Total
	Preferred Stock		Common Stock		Paid-in	(Accumulated	Noncontrolling	Stockholders'
	Number	Amount	Number	Amount	Capital	Deficit)	Interest	Equity

Balances at December 31, 2018	28,092	$28	90,989,025	$90,989	$32,015,913	$(10,891,913)	$-	$21,215,017

Shares issued for services			198,056	198	39,384			39,582

Net loss						(11,931,481)		(11,931,481)

Balances at March 31, 2019	28,092	$28	91,187,081	$91,187	$32,055,297	$(22,823,394)	$-	$9,323,118

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2020	2019

Cash flows from operating activities:
Net income (loss)	$20,249,159	$(11,931,481)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Change in fair value of derivative liability	(22,879,444)	9,745,583
Stock based compensation	253,750	39,582
Depreciation, depletion and amortization	3,177,202	2,370,688
Amortization of operational right-of-use assets	768	1,286
Accretion – Asset retirement obligation	125,620	82,546
Amortization of debt discount	1,235,530	2,278,959
Changes in operating assets and liabilities
Accounts receivable	(1,756,191)	(2,781,548)
Prepaid expenses and other assets	17,126	(17,611)
Accounts payable	(1,792,463)	(263,807)
Accrued expenses and other current liabilities	1,008,761	917,665
Undistributed revenues and royalties	424,184	(74,952)
Net cash provided by operating activities	64,002	366,910

Cash flows from investing activities:
Investment in and acquisition of oil and gas properties	(811,276)	(493,126)
Net cash used in investing activities	(811,276)	(493,126)

Cash flows from financing activities:
Proceeds from long term debt	3,773,679	-
Proceeds from exercise of warrants	38,000	-
Short term advance	-	693,706
Repayment of long-term debt	(2,438,014)	(332,332)
Net cash provided by financing activities	1,373,665	361,374

Net increase in cash	626,391	251,158
Cash and Restricted Cash, beginning of period	5,638,724	4,009,892

Cash and Restricted Cash, end of period	$6,265,115	$4,245,050
Supplemental Cash Flow Information:
Cash paid for:
Interest	$3,531,095	$2,239,731
Income taxes	$-	$-

Supplemental disclosure of Non-Cash Investing and Financing Activities:
Recognition of asset retirement obligation	$1,514,328	$-
Recognition of right-of-use asset and lease liability	$-	$367,365
Amortization of right-of-use asset and lease liability	$15,751	$14,292
Purchase of transportation equipment through direct financing	$-	$56,760
Issuance of warrant shares as reduction of debt	$15,000	$-
Issuance of shares as discount on debt	$110,160	$-
Private placement debt exchanged for new private placement debt	$654,000	$-
Purchase of working interest through new debt	$29,496,356	$-
Accrued interest rolled into new private placement	$39,592	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 Nature of Business and Going Concern

Viking Energy Group, Inc. (“Viking” or the “Company”) is engaged in the acquisition, exploration, development and production of oil and natural gas properties, both individually and through collaborative partnerships with other companies in this field of endeavor.  Since the beginning of 2019 the Company has had the following related activities:

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

•

On February 3, 2020, Elysium Energy, LLC (“Elysium”), a wholly-owned subsidiary of Viking’s majority-owned subsidiary, Elysium Energy Holdings, LLC (“Elysium Holdings”), acquired interests in certain oil and gas properties located in Texas and Louisiana. The assets purchased included leases, working interests, and over-riding royalty interests in oil and gas properties in Texas (approximately 72 wells) and Louisiana (approximately 55 wells), along with associated equipment. On February 4, 2020, Elysium hedged 75% of the estimated oil and gas production associated with the newly acquired assets for 2020, 60% of the estimated production for 2021 and 50% of the estimated production for the period between January 2022 to July 2022. Theses hedges have a floor of $45 and a ceiling ranging from $52.70 to $56 for oil, and a floor of $2 and a ceiling of $2.425 for natural gas

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated net income of $19,291,990 for the three months ended March 31, 2020 as compared to a net loss of $11,931,481 for the three months ended March 31, 2019.  As of March 31, 2020, the Company has a working capital deficiency in excess of $19,000,000. The largest components of current liabilities creating this deficiency are (a) notes payable with a face value aggregating approximately $12.5 million as of March 31, 2020, due in August of 2020 and (b) other debtor obligations requiring principal payments of approximately $8.5 million in 2020.

Management has evaluated these conditions and has developed a plan which, in part, address these obligations as follows:

•

The acquisition of Petrodome Energy LLC in 2017 and the oil and gas expertise retained by Petrodome at the end of 2017 provided an internal lease operating company to efficiently evaluate development opportunities.

•

The Ichor Energy Acquisition at the end of 2018 is believed to provide cash flow sufficient to not only satisfy the Company’s debt service associated with this acquisition, but to also fund a work over program to increase this purchased production beyond its current average daily production of 2,000 BOE and provide a quicker principal reduction, resulting in an increased equity position relative to these assets. Cash generated from the operation of these assets is restricted to lease operating expenses, the payment of debt service on the associated term loan, and distributions to Viking of $65,000 per month for general and administrative expenses, and a quarterly tax distribution at the current statutory rates if applicable. On a quarterly basis after appropriate distributions to the Company, any cash in excess of $2,000,000 plus unfunded approved development projects is swept by the term loan lender as an additional principal payment on the debt.

7

•

The Company has a revolving credit facility with CrossFirst Bank, which was approved for $30,000,000. The balance outstanding at March 31, 2020 is approximately $7,390,000 with a maturity date of May 10, 2021. Additional funds could be made available from this facility for projects reviewed and approved by the lender.

•

The Elysium Energy Acquisition on February 3, 2020 is believed to provide cash flow sufficient to not only satisfy the Company’s debt service associated with this acquisition, but to also fund a development program to increase this purchased production beyond its current average daily production of 2,700 BOE and provide a quicker principal reduction, resulting in an increased equity position relative to these assets. Cash generated from the operation of these assets is restricted to lease operating expenses, the payment of debt service on the associated term loan, certain oil and gas development projects approved by the lender, and a cost allocation for general and administrative expenses of $150,000 per month. Additionally, to the extent that Elysium has excess cash flow (as specified in the term loan agreement), the Company is required to make mandatory prepayments of the term loan, without penalty or premium, equal to seventy-five percent (75%) of such Excess Cash Flow.

•

With respect to the approximately $12.5 million in notes payable due in August of 2020 as of March 31, 2020, the Company has offered noteholders to exchange all or a portion of their principal and/or accrued interest into a new subordinated, secured, convertible debt offering. The new offering commenced on February 18, 2020, and includes equity incentives, a conversion entitlement, additional security and a maturity date of February 11, 2022.

Additionally, recent oil and gas price volatility as a result of geopolitical conditions and the global COVID-19 pandemic have already had, are expected to continue to have a negative impact on the Company’s financial position and results of operations. Negative impacts could include but are not limited to: the Company’s ability to sell our oil and gas production, reduction in the selling price of the Company’s oil and gas, failure of a counterparty to make required hedge payments, possible disruption of production as a result of worker illness or mandated production shutdowns, the Company’s ability to maintain compliance with loan covenants and/or refinance existing indebtedness, and access to new capital and financing.

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

Note 2   Summary of Significant Accounting Policies

a) Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") and the interim reporting rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in Viking’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments (unless otherwise indicated), necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

b) Basis of Consolidation

The financial statements presented herein reflect the consolidated financial results of the Company, its wholly owned subsidiaries, Viking Oil & Gas (Canada) ULC, a Canadian corporation formed to provide a base of operations for properties in Canada; Mid-Con Petroleum, LLC, Mid-Con Drilling, LLC, and Mid-Con Development, LLC, which were all formed to provide a base of operations for properties in the Central United States, and Petrodome Energy, LLC, Ichor Holdings, LLC, Ichor Energy, LLC, Ichor Energy (TX), LLC, and Ichor Energy (LA), LLC., and its majority owned (75%) subsidiary, Elysium Energy Holdings, LLC, and its wholly owned subsidiaries, Elysium Energy, LLC, Elysium Energy TX, LLC, Elysium Energy LA, LLC, Pointe A La Hache, L.L.C., Potash, L.L.C., Ramos Field, L.L.C., and Turtle Bayou, L.L.C., all based in Houston, Texas which provides a base of operations to facilitate property acquisitions in Texas, Louisiana and Mississippi.  The noncontrolling interest (25%) of Elysium Energy Holdings, LLC and its subsidiaries is separately stated in stockholders’ equity in the consolidated balance sheet and the net income attributable to the noncontrolling interest is stated separately in the consolidated statement of operations.   All significant intercompany transactions and balances have been eliminated.

c) Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. Significant areas requiring the use of management estimates relate to impairment of long-lived assets, fair value of commodity derivatives, stock-based compensation, asset retirement obligations, and the determination of expected tax rates for future income tax recoveries.

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

•	Level 3: inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets and liabilities measured at fair value as of March 31, 2020 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial Assets
Commodity Derivative	-	17,720,622	-	22,879,444
	$-	$17,720,622	$-	$22,879,444

Financial liabilities
Commodity Derivative	-	-	-	-
	$-	$-	$-	$-

Assets and liabilities measured at fair value as of December 31, 2019 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial Assets
Commodity Derivative	-	-	-	-
	$-	$-	$-	$-

Financial liabilities
Commodity Derivative	-	5,158,822	-	(3,308,880)
	$-	$5,158,822	$-	$(3,308,880)

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

The derivative assets were $17,720,622 and $0 as of March 31, 2020 and December 31, 2019 respectively, and the derivative liabilities were $0 and $5,158,822 as of March 31, 2020 and December 31, 2019 and 2018 respectively. The change in the fair value of the derivative assets and liabilities for the three months ended March 31, 2020 consisted of an increase of $19,531,850 associated with commodity derivatives existing at the beginning of 2020 and an increase of $3,347,594 associated with the new commodity derivative related to Elysium’s’ acquisition on February 3, 2020.

The table below is a summary of the Company’s commodity derivatives as of March 31, 2020:

Natural Gas	Period	Average MMBTU per Month	Fixed Price per MMBTU

Swap	Dec-18 to Dec-22	118,936	$2.715
Collar	Mar 20 / Aug 22	196,078	$2.00 / $2.43

Crude Oil	Period	Average BBL per Month	Price per BBL

Swap	Dec-18 to Dec- 22	24,600	$ 50.85
Swap	Jan-20 to Jun-20	1,400	$ 52.71
Collar	Dec-17 to Jun-20	4,000	$55.00 / $72.00
Collar	Feb 20 to Dec 20	16,278	$45.00 / $54.20
Collar	Jan 21 to Dec 21	10,135	$45.00 / $56.00
Collar	Jan 22 to July 22	6,934	$45.00 / $52.70

e) Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investment securities that have original maturities of three months or less. At March 31, 2020 and December 31, 2019, the Company has cash deposits in excess of FDIC insured limits in the amounts of $4,163,474 and $4,163,360 respectively.

Restricted cash in the amount of $4,650,864 as of March 31, 2020 consists of $2,571,026 held by Ichor Energy, LLC and/or its subsidiaries and $2,079,838 held Elysium Energy, LLC and/or its subsidiaries.

Pursuant to the Term Loan Credit Agreement to which Ichor Energy LLC and its subsidiaries are parties, following March 31, 2019 the company is required at all times to maintain a minimum cash balance of $2,000,000 (the “MLR”). Within 30 days of the end of each quarter, commencing with the quarter ended June 30, 2019, the company is required to pay the lenders, as an additional principal payment on the debt, any cash in excess of (i) the MLR and (ii) any funds necessary for the capital expenditures contemplated to be expended in the next six month period by an approved plan of development (“APOD Capex Amount”). At March 31, 2020, the restricted cash did not exceed the MLR and the APOD Capex Amount.

Pursuant to the Term Loan Credit Agreement to which Elysium Energy, LLC and its subsidiaries are parties, all receipts are to be deposited to a lockbox account under the control of the administrative agent, and then subsequently transferred for operations to the company’s bank accounts, all of which are subject to deposit account control agreements.  Commencing with the quarter ended September 30, 2020, the company is required to make mandatory prepayments of principal equal to 75% of Excess Cash Flow as defined in the agreement.

f) Accounts receivable

Accounts receivable consist of oil and gas receivables.  The Company evaluates these accounts receivable for collectability and, when necessary, records allowances for expected unrecoverable amounts. The Company has recorded an allowance for doubtful accounts of $217,057 at March 31, 2020 and December 31, 2019 respectively.

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

j) Income (loss) per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding and adjusted by any effects of warrants and options outstanding during the period, if dilutive.  For the three months ended March 31, 2020 there were approximately 102,438,703 common stock equivalents that were omitted from the calculation of diluted income per share as they were not dilutive.  There were approximately 92,274,782 common stock equivalents that were anti-dilutive for the three months ended March 31, 2019.

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

The following table disaggregates the Company’s revenue by source for the three months ended March 31, 2020 and 2019:

	Three months ended
	March 31,
	2020	2019

Oil	$9,525,764	$7,732,163
Natural gas and natural gas liquids	2,262,188	1,614,429
	$11,787,952	$9,346,592

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

The Company has estimated net operating losses in excess of $20,000,000 at March 31, 2020. The potential benefit of these net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not that it will utilize the net operating losses carried forward in future years. In December 2017, tax legislation was enacted limiting the deduction for net operating losses from taxable years beginning after December 31, 2017 to 80% of current year taxable income and eliminating net operating loss carrybacks for losses arising in taxable years ending after December 31, 2017.  On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act was enacted which modified the prior legislation to allow 100% of the net operating losses arising in tax years 2018, 2019, and 2020 to be carried back five years.  The Company does not have taxable income available in the carryback period.   Net operating losses originating in taxable years beginning prior to January 1, 2018 are still subject to former carryover rules. The net operating loss carryforwards generated prior to this date of approximately $11,000,000, will expire between 2019 through 2038.

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

The following table represents stock warrant activity as of and for the three months ended March 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding – December 31, 2019	44,629,939	0.26	6.0 years	-
Granted	-	0.22	4.9 years	-
Exercised	675,000	-	-	-
Forfeited/expired/cancelled	-		-	-
Warrants Outstanding – March 31, 2020	43,954,939	$0.25	5.2 years	$-

Outstanding Exercisable – March 31, 2020	43,954,939	$0.25	5.2 years	$-

The Company issued 566,250 common shares from the exercise of 675,000 warrants during the three months ended March 31, 2020.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the three months ended March 31, 2020 and 2019.

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

The following table describes the changes in the Company’s asset retirement obligations for the three months ended March 31, 2020:

Three months ended March 31, 2020

Asset retirement obligation – beginning	$3,538,637
Oil and gas purchases	1,514,328
Accretion expense	125,620

Asset retirement obligation – ending	$5,178,585

p) Undistributed Revenues and Royalties

The Company records a liability for cash collected from oil and gas sales that have not been distributed. The amounts get distributed in accordance with the working interests of the respective owners.

q) Subsequent events

The Company has evaluated all subsequent events from March 31, 2020 through the date of filing this report.

Note 3.   Business Acquisition

As discussed in Note 1, on February 3, 2020, the Company, through its subsidiary Elysium Energy, LLC (“Elysium Energy”) completed an acquisition of working interests in certain oil and gas leases in Texas and Louisiana.  The aggregate consideration transferred for the working interests of $29,496,356 substantially consisted of (i) the net proceeds from the Company’s borrowings on February 3, 2020 with various lenders represented by 405 Woodbine, LLC and Camber Energy, Inc. less (ii) the net effect of the resolution on February 3, 2020 on all amounts outstanding under the Company’s December 2018 promissory note with RPM Investments in exchange for a new note with EMC Capital Partners, LLC (including the pay-down of such new note as a result of the post-closing adjustments).  See Note 7 to the consolidated financial statements for further information on all of these borrowings.  The aggregate consideration has been provisionally allocated to the fair value of assets and liabilities as follows:

Provisional Fair Value of Assets and Liabilities

Oil and Gas Properties	$31,010,684
Asset retirement obligations assumed	(1,514,328)
$29,496,356

Proforma unaudited condensed selected financial data for the three months ended March 31, 2019 as though the Elysium Energy Acquisition had taken place at January 1, 2019 are as follows:

Three Months Ended March 31, 2019

Revenues	$12,586,114

Net loss	$(12,608,099)

Net loss per share	$(0.13)

Note 4. Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification and geographical cost center for the three months ended March 31, 2020:

	December 31, 2019	Adjustments	Impairments	March 31, 2020

Proved developed producing oil and gas properties
United States cost center	$76,532,985	$22,580,153	$-	$99,113,138
Accumulated depreciation, depletion and amortization	(7,608,544)	(2,052,568)	-	(9,661,112)
Proved developed producing oil and gas properties, net	$68,924,441	$20,527,585	$-	$89,452,026

Undeveloped and non-producing oil and gas properties
United States cost center	$56,168,428	$9,235,973	$-	$65,404,401
Accumulated depreciation, depletion and amortization	(5,350,753)	(1,109,214)	-	(6,459,967)
Undeveloped and non-producing oil and gas properties, net	$50,817,675	$8,126,759	$-	$58,944,434

Total Oil and Gas Properties, Net	$119,742,116	$28,654,344	$-	$148,396,460

Note 5.   Related Party Transactions

The Company’s CEO and director, James Doris has incurred expenses on behalf of, and made advances to, the Company in order to provide the Company with funds to carry on its operations. Additionally, Mr. Doris has made several loans through promissory notes to the Company, all accruing interest at 12%, and payable on demand. As of March 31, 2020, the total amount due to Mr. Doris for these loans is $590,555. Accrued interest of $100,173 is included in accrued expenses and other current liabilities at March 31, 2020,

The Company’s CFO, Frank W. Barker, Jr., renders professional services to the Company through FWB Consulting, Inc., an affiliate of Mr. Barker’s. As of March 31, 2020, the total amount due to FWB Consulting, Inc. is $194,468 and is included in accounts payable.

Note 6. Equity

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

During the three months ended March 31, 2020, the Company issued shares of its common stock as follows:

•	1,512,755 shares of common stock issued for services valued at fair market value on the date of the transactions, totaling $253,750

•	566,250 shares of common stock pursuant to the exercise of 675,000 warrants.

•	648,000 shares of common stock issued as discount on debt valued at fair market value on the date of the transaction totaling $110,160.

During the three months ended March 31, 2019, the Company issued shares of its common stock as follows:

•	198,056 shares of common stock issued for services valued at fair market value on the date of the transaction totaling $39,582.

(c) Noncontrolling Interest

As described in Note 7 to the consolidated financial statements, on February 3, 2020 Viking borrowed $5.0 million from Camber Energy, Inc.  As additional consideration for this loan, Viking assigned Camber 25% of the membership interests in Elysium Holdings, LLC.  At the time of assignment, the fair value of such interest was zero.

The following schedule discloses the effects of changes in the Company’s ownership interest in its subsidiaries on the Company’s equity for the three months ended March 31, 2020:

Noncontrolling interest - December 31, 2019	$-

Transfers to the noncontrolling interest
Recognition of noncontrolling interest at fair value	-

Net income attributable to noncontrolling interest	(957,169)

Change from net income attibutable to Viking Energy Group, Inc and transfers to from noncontrolling interest	$(957,169)

Note 7. Long Term Debt and other short-term borrowings

Long term debt and other short-term borrowings consisted of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019

Long-term debt:

During June through December of 2018, the Company borrowed $9,459,750 from private lenders, and exchanged $5,514,000 of amounts due lenders from prior borrowings as well as $191,250 in accrued interest, pursuant to a 10% Secured Promissory Note with 50% of the principal convertible into the Company’s common stock at $0.20 per share, all principal and accrued interest payable on the maturity date of August 31, 2020. The notes are secured by the Company’s membership interests in the following subsidiaries: Petrodome Energy, LLC, Mid-Con Petroleum, LLC, Mid-Con Drilling, LLC, and Mid-Con Development, LLC. The balance shown is net of unamortized discount of $1,308,030 at March 31, 2020 and $2,086,008 at December 31, 2019. A majority of these lenders are also Viking shareholders.

	11,272,335	11,163,357

On June 13, 2018, the Company borrowed $12,400,000 pursuant to a revolving line of credit facility with a maximum principal amount of $30,000,000 from Crossfirst Bank, bearing interest 1.5% above a base rate equal to the prime rate of interest published by the Wall Street Journal, interest only for June and July of 2018, at which time Principal is payable at $100,000 monthly through the maturity date of May 10, 2021, at which time all remaining unpaid principal and accrued interest shall be due. The loan is secured by a mortgage on all of the oil and gas leases of Petrodome Energy, LLC and its subsidiaries, a security agreement covering all of Petrodome Energy, LLC’s assets and a guaranty by Viking Energy Group, Inc.  The balance shown is net of unamortized discount of $17,205 at March 31, 2020 and $34,411 at December 31, 2019

	7,372,794	7,655,589

On December 28, 2018, to facilitate the acquisition of certain oil and gas assets, the Company, through its subsidiary, Ichor Energy LLC, entered into a Term Loan Credit Agreement with various lenders represented by ABC Funding, LLC as administrative agent. The agreement provided for a total loan amount of $63,592,000, bearing interest at a rate per annum equal to the greater of (i) a floating rate of interest equal to 10% plus LIBOR, and (ii) a fixed rate of interest equal to 12%, payable monthly on the last day of each calendar month, commencing January 31, 2019. Principal payments are made quarterly at 1.25% of the initial loan amount, commencing on the last business day of the fiscal quarter ending June 30, 2019. Cash generated from the operation of these assets is restricted to lease operating expenses, the payment of debt service on the Term Loan, approximately $12,000,000 of oil and gas development projects approved by the lender, and distributions to the Company of $65,000 per month for general and administrative expenses, and a quarterly tax distribution at the current statutory rates. Within 30 days of the end of each quarter, commencing with the quarter ended June 30, 2019, Ichor Energy, LLC is required to pay, as an additional principal payment on the debt, any cash in excess of the MLR and the APOD Capex Amount. To the extent not previously paid, all loans under the Loan Agreement shall be due and payable on the December 28, 2023 (the Maturity Date). The loan agreement contains prepayment penalties through December 28, 2021 and “make-whole” obligations through December 28, 2020.  In addition, at maturity (or sooner under certain circumstances which include prepayment of the loan or sale of Ichor Energy, LLC) the lenders will receive a payment approximating 5% of the fair value of Ichor Energy, LLC at that time; such amount is not estimable. Obligations under the loan agreement are secured by mortgages on the oil and gas leases of Ichor Energy, LLC and all of its subsidiaries, a security agreement covering all assets of Ichor Energy, LLC, and a pledge by Ichor Holdings of all if the membership interests in Ichor Energy LLC.  The balance shown is net of unamortized discount of $3,288,455 at March 31, 2020 and $3,507,364 at December 31, 2019.

	53,123,950	53,699,940

On December 28, 2018, the Company issued a 10% secured promissory note in the amount of $23,777,948, payable to RPM Investments, secured by 100% of the membership interests of Ichor Energy Holdings, LLC. All accrued interest and unpaid principal were due on the earlier of (i) the date the Company or one of its affiliates completes an acquisition with one or more of the sellers for a purchase price equal to or greater than $50,000,000 or (ii) January 31, 2020. This note was secured by a pledge of all of the membership interests of Viking’s wholly-owned subsidiary, Ichor Energy Holdings, LLC. On February 3, 2020 in connection with an acquisition of oil and gas interests this note (including all unpaid accrued interest of $2,625,346) was settled and replaced with a new note.

	-	23,777,948

On February 14, 2019, the Company executed a promissory note payable to CrossFirst Bank in the amount of $56,760 for the purchase of transportation equipment, bearing interest at 7.15%, payable in 60 installments of $1,130, secured by a vehicle, with a maturity date of February 14, 2024.	45,326	48,658

On July 24, 2019, the Company through its wholly owned subsidiary, Mid-Con Petroleum, LLC, executed a promissory note payable to Cornerstone Bank in the amount of $2,241,758, bearing interest at 6%, payable interest only for the first year, then payable in 59 installments of $43,438, with a final payment due on a maturity date of July 24, 2025.  The note is secured by a first mortgage on all of the assets of Mid-Con Petroleum, LLC and a guarantee of payment by Viking Energy Group, Inc.. The balance shown is net of unamortized discount of $25,349 at March 31, 2020 and $26,538 at December 31, 2019.

	2,216,409	2,215,221

On July 24, 2019, the Company through its wholly owned subsidiary, Mid-Con Drilling, LLC, executed a promissory note payable to Cornerstone Bank in the amount of $1,109,341, bearing interest at 6%, payable interest only for the first year, then payable in 59 installments of $21,495, with a final payment due on a maturity date of July 24, 2025. The note is secured by a first mortgage on all of the assets of Mid-Con Drilling, LLC and a guarantee of payment by Viking Energy Group, Inc.The balance shown is net of unamortized discount of $25,279 at March 31, 2020 and $26,464 at December 31, 2019.	1,033,400	1,032,215

On February 3, 2020, the Company executed a promissory note payable to Camber Energy, Inc. in the amount of $5,000,000, bearing interest at 10.5% payable quarterly with a maturity date of February 3, 2022.  The note is generally convertible into common shares of Viking at a conversion price of $0.24 per share subject to certain restrictions.  The terms of the note provide Camber with a security interest (subject to certain prerequisites) in Viking’s 75% ownership of Elysium Holdings, LLC and 100% of Ichor Energy Holdings, LLC.  Additionally, Viking provided Camber a junior security interest in the membership or common stock of ownership interests of all of Viking’s other existing and future, directly-owned or majority-owned subsidiaries.

	5,000,000	-

On February 3, 2020, in connection with an acquisition of oil and gas interests, the Company executed a secured promissory note in the amount of $20,869,218, payable to EMC Capital Partners, LLC, subject to revision to the extent of any post-closing adjustment payments in connection with the acquisition.  Such payments were to be applied to reduce the balance owing under the promissory note. During April 2020 the Company received post-closing adjustment payments in the amount of $5,277,589 which were applied to the note balance.  This note replaced the secured promissory dated December 18, 2018 in favor of RPM Investments.  This note bears interest at 10% and is payable along with the full amount of principal on June 1, 2021 and is secured by a pledge of all of the membership interests of Viking’s wholly-owned subsidiary, Ichor Energy Holdings, LLC.  If the note is paid in full on or before the 150th day following the date of its issuance, all interest will be waived.

	15,591,629	-

On February 3, 2020, to facilitate the acquisition of certain oil and gas assets, the Company, through one of its subsidiaries, Elysium Energy LLC, entered into a Term Loan Credit Agreement with various lenders represented by 405 Woodbine, LLC as administrative agent. The agreement provides for a total loan amount of $35,000,000 at a 4.0% original issue discount. bearing interest at the prime rate plus seven and three quarters percent (7.75%) payable monthly.  Principal payments are due beginning on May 1, 2020, and on each month thereafter at one percent (1%) of the then-outstanding balance, and to the extent not paid on the maturity date of August 3, 2022. Cash generated from the operation of these assets is restricted to lease operating expenses, the payment of debt service on the Term Loan, oil and gas development projects approved by the lender, and a cost allocation of $150,000 per month for general and administrative expenses of the Company.  The Borrower shall have the right at any time to prepay all or a portion of the Loan Balance.  The loan agreement contains a prepayment penalty of 5% of any voluntary prepayment of principal through February 3, 2021 and 3% of  any voluntary prepayment of principal on or between February 3, 2021 and February 3, 2022. Commencing with the quarter ended September 30, 2020 the Borrower is required to make mandatory prepayments of principal equal to 75% of Excess Cash Flow as defined in the agreement without any prepayment penalty fees.  The loans are secured by mortgages on the oil and gas leases of Elysium Energy LLC and its subsidiaries, a security agreement covering all assets of Elysium and its subsidiaries, and a pledge of all of Elysium’s membership interests. The balance shown is net of unamortized discount of $4,079,645 at March 31, 2020.

	32,378,688	-

On or about February 18, 2020, the Company commenced an offering of securities consisting of a subordinated, secured, convertible debt instrument with equity features; during the quarter ended March 31, 2020, the Company borrowed $1,080,000 under this offering from private lenders.  The notes bear interest at 12%, payable quarterly, contain a conversion entitlement to convert all or a portion of the amount outstanding into common shares of the Company at $0.175 per share, and provide for the issuance of 60,000 common shares of the Company for every $100,000 exchanged or advanced.  As security, the holders received, pari passu with all other holders, a pledge of the Company’s membership interest in Elysium Energy Holdings, LLC, and, as soon as the Company’s obligations to EMC Capital Partners, LLC are satisfied, a pledge of the Company’s membership interest in Ichor Energy Holdings, LLC.  Any unpaid principal and interest is due on the maturity date of February 11, 2022.  The balance shown is net of unamortized discount of $118,543.

	961,457	-

	128,995,988	99,592,928

Other short-term borrowings:

On September 30, 2019, the Company received $910,000 under an agreement that requires the Company to make 28 weekly payments aggregating $1,237,600 through April 13, 2020. On December 23, 2019, the Company received an additional $242,750 under a replacement agreement that requires the Company to make 25 weekly payments aggregating $1,620,000 through June 15, 2020. The agreement provides discounts for early payment. The balance shown is net of the maximum discount of $200,384 at March 31, 2020 and $413,445 at December 31, 2019.	923,603	1,141,755

On October 3, 2019, the Company received $480,200 under an agreement that requires the Company to make 28 weekly payments aggregating $666,400 through April 20, 2020. The agreement provides discounts for early payment. The balance shown is net of the maximum discount of $4,351 at March 31, 2020 and $132,289 at December 31, 2019.	108,021	423,111

On December 23, 2019, the Company received $2,939,970 under an agreement that requires the Company to make 25 weekly payments aggregating $4,050,000 through June 15, 2020. The agreement provides discounts for early payment. The balance shown is net of the maximum discount of $511,139 at March 31, 2020 and $1,110,030 at December 31, 2019.	2,373,828	2,855,368

On November 26, 2019, the Company received $200,000 from an individual. The advance was non-interest bearing and payable on demand.	-	200,000

On February 7, 2020, the Company received $900,000 from a company. The advance is non-interest bearing and payable on demand.	775,000	-

Total long-term debt and other short-term borrowings	133,176,440	104,213,162
Less current portion	(21,098,455)	(19,225,045)
	$112,077,985	$84,988,117

Principal maturities of long-term debt for the next five years and thereafter are as follows:

Twelve month period ended March 31,
	Principal	Unamortized Discount	Net
2021	$25,090,437	$3,991,982	$21,098,455
2022	35,112,384	2,663,401	32,448,983
2023	32,515,124	1,532,212	30,982,912
2024	48,397,531	662,399	47,735,132
2025	744,038	9,529	734,509
Thereafter	179,432	2,983	176,449

	$142,038,946	$8,862,506	$133,176,440

Note 8. Commitments and contingencies

Office lease

In April 2018, the Company’s subsidiary, Petrodome Energy, LLC entered into a 66-month lease for 4,147 square feet of office space for the Company’s corporate office in Houston, Texas. The annual base rent commenced at $22.00 per square foot, and escalates at $0.50 per foot each year through expiration of the lease term. Operating lease expense is recognized on a straight-line basis over the lease term. Operating lease expense was $24,096 for the three months ended March 31, 2020 and 2019.

Pending Merger

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

Legal matters

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

PLAN OF OPERATIONS

Overview

Viking Energy Group, Inc. (“Viking” or the “Company”) is an independent exploration and production company engaged in the sale of crude oil, natural gas and natural gas liquids, focused on the acquisition and development of oil and natural gas properties in the Gulf Coast and Mid-Continent regions of the United States. The Company owns oil and gas leases in Texas, Louisiana, Mississippi and Kansas.  The Company targets under-valued assets with realistic appreciation potential.

The Company's business plan is to engage in the acquisition, exploration, development ofand production from oil and natural gas properties, both individually and through collaborative partnerships with other companies in this field of endeavor. Viking has relationships with industry experts and formulated an acquisition strategy, with emphasis on acquiring under-valued, producing properties from distressed vendors or those deemed as non-core assets by larger sector participants. The Company does not focus on speculative exploration programs, but rather targets oil and gas properties with current production and untapped reserves. The Company’s growth strategy includes the following key initiatives:

•	Acquisition of under-valued producing oil and gas assets
•	Employ enhanced recovery techniques to maximize production: and
•	Implement responsible, lower-risk drilling programs on existing assets
•	Aggressively pursue cost-efficiencies
•	Opportunistically explore strategic mergers and/or acquisitions
•	Actively hedge to mitigate commodity risk

The following overview provides a background for the current acquisition strategy being implemented by management:

On December 22, 2017, the Company completed an acquisition of 100% of the membership interests of Petrodome Energy, LLC, a privately-owned company, with working interests in multiple oil and gas fields across Texas, Louisiana and Mississippi, comprising approximately 11,700 acres.

As a part of this acquisition, the Company retained an operational office in Houston, Texas that includes several senior level professionals with over 100 years of combined oil and gas experience which provides the Company the capability of operating many of its own wells internally. This expertise has since been utilized to evaluate potential oil and gas acquisitions, evaluate the management of the Company’s oil and gas assets, and evaluate and develop new drilling prospects.

On December 28, 2018, the Company, through its newly formed Ichor Energy subsidiaries completed an acquisition (the “Ichor Energy Acquisition”) of working interests in oil and gas leases in Texas (primarily in Orange and Jefferson Counties) and Louisiana (primarily in Calcasiue Parish), which included 58 producing wells and 31 salt water disposal wells. The properties produce hydrocarbons from known reservoirs/sands in the on-shore Gulf Coast region, with an average well depth in excess of 10,600 feet, and daily production volumes averaging in excess of 2,000 BOE. This acquisition of these assets is consistent with the location of the Company’s Petrodome assets and the acquired assets are effectively managed from the Company’s Houston office.

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

On February 3, 2020, the subsidiary of the the Company’s 75% owned subsidiary, Elysium Energy Holdings, LLC , acquired interests in oil and gas properties located in Texas and Louisiana, which included leases, working interests, and over-riding royalty interests in oil and gas properties in Texas (approximately 72 wells in 11 counties) and Louisiana (approximately 55 wells in 6 parishes), along with associated equipment. On February 4, 2020, Elysium hedged 75% of the estimated oil and gas production associated with the newly acquired assets for 2020, 60% of the estimated production for 2021 and 50% of the estimated production for the period between January, 2022 to July, 2022. Theses hedges have a floor of $45 and a ceiling ranging from $52.70 to $56.00 for oil, and a floor of $2.00 and a ceiling of $2.425 for natural gas.

Pending Merger

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

Going Concern Qualification

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company generated a net income of $19,291,990 for the three months ended March 31, 2020, as compared to a net loss of $11,931,481 for the three months ended March 31, 2019.  As of March 31, 2020, the Company has a working capital deficiency in excess of $19,000,000. The largest components of current liabilities creating this deficiency are (a) notes payable with a face value aggregating approximately $12.5 million as of March 31, 2020, due in August of 2020 and (b) other debtor obligations requiring principal payments of approximately $8.5 million in 2020.

Management has evaluated these conditions and has developed a plan which, in part, address these obligations as follows:

•	The acquisition of Petrodome Energy LLC in 2017 and the oil and gas expertise retained by Petrodome at the end of 2017 provided an internal lease operating company to efficiently evaluate development opportunities.

•

The Ichor Energy Acquisition at the end of 2018 is believed to provide cash flow sufficient to not only satisfy the Company’s debt service associated with this acquisition, but to also fund a work over program to increase this purchased production beyond its current average daily production of 2,000 BOE and provide a quicker principal reduction, resulting in an increased equity position relative to these assets. Cash generated from the operation of these assets is restricted to lease operating expenses, the payment of debt service on the associated term loan, and distributions to Viking of $65,000 per month for general and administrative expenses, and a quarterly tax distribution at the current statutory rates if applicable. On a quarterly basis after appropriate distributions to the Company, any cash in excess of $2,000,000 plus unfunded approved development projects is swept by the term loan lender as an additional principal payment on the debt.

•

The Company has a revolving credit facility with CrossFirst Bank, which was approved for $30,000,000. The balance outstanding at March 31, 2020 is approximately $7,390,000 with a maturity date of May 10, 2021. Additional funds could be made available from this facility for projects reviewed and approved by the lender.

•

The Elysium Energy Acquisition on February 3, 2020 is believed to provide cash flow sufficient to not only satisfy the Company’s debt service associated with this acquisition, but to also fund a development program to increase this purchased production beyond its current average daily production of 2,700 BOE and provide a quicker principal reduction, resulting in an increased equity position relative to these assets. Cash generated from the operation of these assets is restricted to lease operating expenses, the payment of debt service on the associated term loan, certain oil and gas development projects approved by the lender, and a cost allocation for general and administrative expenses of $150,000 per month. Additionally, to the extent that Elysium has excess cash flow (as specified in the term loan agreement), the Company is required to make mandatory prepayments of the term loan, without penalty or premium, equal to seventy-five percent (75%) of such Excess Cash Flow.

•

With respect to the approximately $12.5 million in notes payable due in August of 2020 as of March 31, 2020, the Company has offered noteholders to exchange all or a portion of their principal and/or accrued interest into a new subordinated, secured, convertible debt offering. The new offering commenced on February 18, 2020, and includes equity incentives, a conversion entitlement, additional security and a maturity date of February 11, 2022.

Additionally, recent oil and gas price volatility as a result of geopolitical conditions and the global COVID-19 pandemic have already had, and are expected to continue to have a negative impact on the Company’s financial position and results of operations. Negative impacts could include but are not limited to: the Company’s ability to sell its oil and gas production, reduction in the selling price of the Company’s oil and gas, failure of a counterparty to make required hedge payments, possible disruption of production as a result of worker illness or mandated production shutdowns, the Company’s ability to maintain compliance with loan covenants and/or refinance existing indebtedness, and the Company’s access to new capital and financing..

These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to utilize the resources in place to generate future profitable operations, to develop additional acquisition opportunities, and to obtain the necessary financing to meet its obligations and repay its liabilities arising from business operations when they come due. Management believes that the Company will be able to continue to develop new opportunities, and will be able to obtain additional funds through debt and / or equity financings to facilitate its development strategy; however, there is no assurance of additional funding being available. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

RESULTS OF CONTINUING OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the three months ended March 31, 2020 and 2019, should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 30, 2020.

Liquidity and Capital Resources

As of March 31, 2020, and December 31, 2019, the Company had $6,265,115 (of which $4,650,864 is restricted) and $5,638,724 (of which $3,877,229 is restricted) in cash holdings, respectively.

Restricted cash in the amount of $4,650,864 as of March 31, 2020, consists of $2,571,026 held by Ichor Energy, LLC, and/or its subsidiaries and $2,079,838 held Elysium Energy, LLC and/or its subsidiaries.

Pursuant to the Term Loan Credit Agreement to which the Company’s subsidiary, Ichor Energy LLC and its subsidiaries are parties, following March 31, 2019 the company is required at all times to maintain a minimum cash balance of $2,000,000 (the “MLR”). Within 30 days of the end of each quarter, commencing with the quarter ended June 30, 2019, the borrower is required to pay the lenders, as an additional principal payment on the debt, any cash in excess of (i) the MLR and (ii) any funds necessary for the capital expenditures contemplated to be expended in the next six month period by an approved plan of development (“APOD Capex Amount”). At March 31, 2020, the restricted cash did not exceed the MLR and the APOD Capex Amount.

Pursuant to the Term Loan Credit Agreement to which the Company’s majority-owned subsidiary, Elysium Energy, LLC and its subsidiaries are parties, all receipts are to be deposited to a lockbox account under the control of the administrative agent, and then subsequently transferred for operations to the company’s bank accounts, all of which are subject to deposit account control agreements.  Commencing with the quarter ended September 30, 2020, the company is required to make mandatory prepayments of principal equal to 75% of excess cash flow as specified in the agreement.

As of March 31, 2020, the Company has total long-term debt and other short-term borrowings of $133,176,440, with a current portion of $21,098,455.  The current portion consists primarily of (a) notes payable with a face value aggregating approximately $12.5 million due in August of 2020 and (b) other debtor obligations requiring principal payments of approximately $8.5 million in 2020. (see Going Concern Qualification in Note 1 to the consolidated financial statements included elsewhere herein).

Three months ended March 31, 2020, compared to the three months ended March 31, 2019

Revenue

The Company had gross revenues of $11,787,952 for the three months ended March 31, 2020, as compared to $9,346,592 for the three months ended March 31, 2019, reflecting an increase in excess of 26% or $2,441,360.  This increase in revenue is primarily a result of the increased production from the oil and gas assets acquired in February of 2020, and to a lesser extent new drilling and enhancements to existing wells.

Expenses

The Company’s operating expenses increased by approximately 40%, or $2,474,867 to $8,600,422 for the three-month period ended March 31, 2020, from $6,125,555 in the corresponding prior period.  Lease operating costs increased by approximately 45%, or $1,159,809, to 3,759,203 from $2,599,394 as compared to the three months ended March 31, 2019.  DD&A expense, a non-cash expense, increased by $806,514, to $3,177,202 from $2,370,688 for the corresponding period in 2019. These expense increases were primarily the result of acquiring additional oil and gas assets during the quarter ended March 31, 2020.  General and administrative expenses reflected an increase of approximately 15%, to $1,284,647, when compared to $1,033,345 in the corresponding prior period.

Income (loss) from Operations

The Company, through the increased production coming from its latest acquisition, and controlling the cost of operations and administration, has generated an income from operations for the three months ended March 31, 2020 of $3,187,530, when compared to income from operations of $3,221,037 for the three months ended March 31, 2019.

Other Income (Expense)

The Company had other income of $17,061,628 for the three months ended March 31, 2020, as compared to other expense of $(15,152,518) for the three months ended March 31, 2019.  This significant difference is primarily a result of a gain on the Company’s commodity derivatives offset by increased interest expense and amortization of debt discount due to increased debt associated with acquisitions.

Net Income (Loss)

The Company had net income of $20,249,159 during the three-month period ended March 31, 2020, compared with a net loss of $(11,931,481) for the three-month period ended March 31, 2019, a $32,180,639 difference primarily as a result of the items discussed above.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Management and directors will continue to monitor and evaluate the effectiveness of the Company's internal controls and procedures and the Company's internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.  There were no changes in Internal Control Over Financial Reporting during the quarter ended March 31, 2020.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of commercial operations in the normal course of business.  As of March 31, 2020, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of operations.

In April of 2019, the staff (the “Staff”) of the SEC’s Division of Enforcement notified the Company that the Staff had made a preliminary determination to recommend that the SEC file an enforcement action against the Company, as well as against its CEO and its CFO, for alleged violations of Section 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder during the period from early 2014 through late 2016. The Staff’s notice is not a formal allegation or a finding of wrongdoing by the Company, and the Company has communicated with the Staff regarding its preliminary determination.  The Company believes it has adequate defenses and intends to vigorously defend any enforcement action that may be initiated by the SEC.

ITEM 1A.  RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2020, the Company issued common shares as follows:

•	1,512,755 common shares to business consultants for services;

•	566,250 common shares from the exercise of warrants; and

•	648,000 common shares as a debt discount associated with funds raised through a private placement.

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

33

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

34

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

35

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIKING ENERGY GROUP, INC. (Registrant)

Date: May 15, 2020	/s/ James Doris
Principal Executive Officer

Date: May 15, 2020	/s/ Frank W. Barker, Jr.
Principal Financial and Accounting Officer

36