Form 10-Q
period 2020-06-30
VIKING ENERGY GROUP, INC.
filed 2020-08-20
CIK 1102432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 14, 2020, the registrant had 210,656,343 shares of common stock outstanding.

VIKING ENERGY GROUP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

VIKING ENERGY GROUP, INC. Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash	$1,921,408	$1,761,495
Restricted cash	2,569,003	3,877,229
Accounts receivable – oil and gas - net	4,667,407	2,864,114
Prepaid expenses	53,378	168,994
Total current assets	9,211,196	8,671,832

Oil and gas properties, full cost method
Proved developed producing oil and gas properties, net	87,818,028	68,924,441
Proved undeveloped and non-producing oil and gas properties, net	58,047,338	50,817,675
Total oil and gas properties, net	145,865,366	119,742,116

Fixed assets, net	450,352	509,934
Derivative asset	8,428,610	-
Deposits	121,196	2,821,594
TOTAL ASSETS	$164,076,720	$131,745,476

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,595,600	$3,791,894
Accrued expenses and other current liabilities	4,082,845	3,229,594
Undistributed revenues and royalties	2,992,029	2,247,678
Derivative liability	-	5,158,822
Amount due to director	590,555	590,555
Current portion of long-term debt and other short-term borrowings – net of debt discount	63,059,086	19,225,045
Total current liabilities	72,320,115	34,243,588
Long term debt - net of current portion and debt discount	69,609,772	84,988,117
Operating lease liability	276,034	308,279
Asset retirement obligation	5,294,243	3,538,637
TOTAL LIABILITIES	147,500,164	123,078,621

Commitments and contingencies (Note 8)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 28,092 shares issued and outstanding as of June 30, 2020 and December 31, 2019	28	28
Common stock, $0.001 par value, 500,000,000 shares authorized, 160,072,118 and 124,198,309 shares issued and outstanding as of June 30, 2020 and December 31, 2019 respectively.	160,072	124,198
Additional paid-in capital	44,123,010	38,825,392
Accumulated deficit	(27,551,915)	(30,282,763)
Equity attributable to Viking Energy Group, Inc.	16,731,195	8,666,855
Noncontrolling interest	(154,639)	-
TOTAL STOCKHOLDERS’ EQUITY	16,576,556	8,666,855
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$164,076,720	$131,745,476

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. Consolidated Statements of Operations (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenue
Oil and gas sales	$9,549,863	$8,734,323	$21,337,815	$18,080,915

Operating expenses
Lease operating costs	4,396,789	2,857,278	8,155,992	5,456,672
General and administrative	917,190	1,257,959	2,201,837	2,291,304
Stock based compensation	197,632	2,500	451,382	42,082
Depreciation, depletion andamortization	2,921,208	2,228,191	6,098,410	4,598,879
Accretion - ARO	115,658	75,681	241,278	158,227
Total operating expenses	8,548,477	6,421,609	17,148,899	12,547,164

Income from operations	1,001,386	2,312,714	4,188,916	5,533,751

Other income (expense)
Interest expense	(6,909,555)	(3,192,574)	(11,493,115)	(6,323,967)
Amortization of debt discount	(1,542,074)	(2,304,291)	(2,777,604)	(4,583,250)
Change in fair value of derivatives	(9,292,013)	4,474,016	13,587,431	(5,271,567)
Loss on financing settlements	(931,894)	-	(931,894)
Interest and other income	1,200	2,481	2,475	5,898
Total other income (expense)	(18,674,336)	(1,020,368)	(1,612,707)	(16,172,886)

Net income (loss) before income taxes	(17,672,950)	1,292,346	2,576,209	(10,639,135)
Income tax benefit (expense)	-	-	-	-
Net income (loss)	(17,672,950)	1,292,346	2,576,209	(10,639,135)
Net (income) loss attributable to noncontrolling interest	1,111,808	-	154,639	-
Net income (loss) attributable to Viking Energy Group, Inc.	$(16,561,142)	$1,292,346	$2,730,848	$(10,639,135
Earnings (loss) per common share
Basic and Diluted	$(0.13)	$0.01	$0.02	$(0.12)
Weighted average number of common shares outstanding
Basic and Diluted	133,722,276	91,192,033	129,521,255	91,147,958

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2020	2019

Cash flows from operating activities:
Net income (loss)	$2,576,209	$(10,639,135)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Change in fair value of derivative liability	(13,587,431)	5,271,567
Stock based compensation	451,382	42,082
Depreciation, depletion and amortization	6,098,410	4,598,879
Amortization of operational right-of-use assets	1,192	2,228
Accretion – Asset retirement obligation	241,278	158,227
Amortization of debt discount	2,777,604	4,583,250
Loss on financing settlement	931,894
Stock based interest expense	2,178,356
Changes in operating assets and liabilities
Accounts receivable	(1,803,293)	(2,362,672)
Prepaid expenses and other assets	66,014	33,874
Accounts payable	(2,196,294)	(1,607,849)
Accrued expenses and other current liabilities	1,688,127	1,727,325
Undistributed revenues and royalties	744,351	100,416
Net cash provided by operating activities	167,799	1,908,192

Cash flows from investing activities:
Investment in and acquisition of oil and gas properties	(1,184,830)	(3,319,812)
Proceeds from sale of oil and gas interests	-	287,966
Net cash used in investing activities	(1,184,830)	(3,031,846)

Cash flows from financing activities:
Proceeds from long term debt	8,641,421	2,734,143
Proceeds from amount due to director	-	195,000
Proceeds from exercise of warrants	38,000	-
Short term advance	-	693,706
Repayment of long-term debt	(8,810,703)	(1,464,566)
Net cash provided by (used in) financing activities	(131,282)	2,158,283

Net increase (decrease) in cash	(1,148,313)	1,034,629
Cash and Restricted Cash, beginning of period	5,638,724	4,009,892

Cash and Restricted Cash, end of period	$4,490,411	$5,044,521
Supplemental Cash Flow Information:
Cash paid for:
Interest	$7,613,188	$4,383,027
Income taxes	$-	$-

Supplemental disclosure of Non-Cash Investing and Financing Activities:
Recognition of asset retirement obligation	$1,514,328	$94,796
Recognition of right-of-use asset and lease liability	$-	$367,365
Amortization of right-of-use asset and lease liability	$15,751	$28,738
Purchase of transportation equipment through direct financing	$-	$56760
Proceeds from sale of oil and gas properties paid directly to reduce debt	$-	$3,800,000
Elimination of asset retirement obligation associated with sale of assets	$-	$797,796
Issuance of warrant shares as reduction of debt	$15,000	$-
Issuance of shares as discount on debt	$718,860	$-
Private placement debt exchanged for new private placement debt	$2,160,150	$-
Purchase of working interest through new debt	$29,496,356	$-
Accrued interest rolled into new private placement	$103,583	$-
Issuance of shares as reduction of debt and accrued expenses	$4,110,250	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the six months ended June 30, 2020

						Retained
	Preferred Stock		Common Stock		Additional	Earnings		Total
	Number	Amount	Number	Amount	Paid-in Capital	(Accumulated Deficit)	Noncontrolling Interest	Stockholders' Equity

Balances at December 31, 2019	28,092	$28	124,198,309	$124,198	$38,825,392	$(30,282,763)	$-	$8,666,855

Shares issued for services			3,235,255	3,235	448,147			451,382
Warrant exercise			416,250	416	37,584			38,000
Warrants exercised to reduce debt			150,000	150	14,850			15,000
Shares issued as debt discount			5,921,018	5,921	712,939			718,860
Shares issued as payment on debt			26,151,286	26,152	4,084,098			4,110,250
Net income (loss)						2,730,848	(154,639)	2,576,209

Balances at June 30, 2020	28,092	$28	160,072,118	$160,072	$44,123,010	$(27,551,915)	$(154,639)	$16,576,556

For the six months ended June 30, 2019

						Retained
	Preferred Stock		Common Stock		Additional	Earnings		Total
	Number	Amount	Number	Amount	Paid-in Capital	(Accumulated Deficit)	Noncontrolling Interest	Stockholders' Equity

Balances at December 31, 2018	28,092	$28	90,989,025	$90,989	$32,015,913	$(10,891,913)	$-	$21,215,017

Shares issued for services			210,929	211	41,871			42,082
Net loss						(10,639,135)		(10,639,135)

Balances at June 30, 2019	28,092	$28	91,199,954	$91,200	$32,057,784	$(21,531,048)	$-	$10,617,964

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. Notes to Consolidated Financial Statements (Unaudited)

Note 1. Nature of Business and Going Concern

Viking Energy Group, Inc. (“Viking” or the “Company”) is engaged in the acquisition, exploration, development and production of oil and natural gas properties, both individually and through collaborative partnerships with other companies in this field of endeavor. Since the beginning of 2019 the Company has had the following related activities:

•	On May 1, 2019, the Company’s subsidiary, Mid-Con Development, LLC sold all of its interests in the oil and gas assets Mid-Con Development, LLC owned in Ellis and Rooks Counties, Kansas, consisting of working interests in approximately 41 oil leases comprising several thousand acres.
•	On May 10, 2019, Petrodome Louisiana Pipeline LLC ("Petrodome LA"), a subsidiary of the Company’s subsidiary, Petrodome Energy, LLC, acquired a majority working interest in 6 gas wells (including 2 producing gas wells), 1 producing oil well and 1 salt water disposal well located in the East Mud Lake Field in Cameron Parish, Louisiana, with leases to mineral rights (oil and gas) concerning approximately 765 acres.
•	On February 3, 2020, Elysium Energy, LLC (“Elysium”), a wholly-owned subsidiary of Viking’s majority-owned subsidiary, Elysium Energy Holdings, LLC (“Elysium Holdings”), acquired interests in certain oil and gas properties located in Texas and Louisiana.The assets purchased included leases, working interests, and over-riding royalty interests in oil and gas properties in Texas (approximately 72 wells) and Louisiana (approximately 55 wells), along with associated equipment. On February 4, 2020, Elysium hedged 75% of the estimated oil and gas production associated with the newly acquired assets for 2020, 60% of the estimated production for 2021 and 50% of the estimated production for the period between January 2022 to July 2022. Theses hedges have a floor of $45 and a ceiling ranging from $52.70 to $56 for oil, and a floor of $2 and a ceiling of $2.425 for natural gas

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated net income of $2,576,209 for the six months ended June 30, 2020 as compared to a net loss of $10,639,135 for the six months ended June 30, 2019. As of June 30, 2020, the Company has a working capital deficiency in excess of $62,000,000. The largest components of current liabilities creating this deficiency are (a) notes payable with a face value aggregating approximately $6.5 million as of June 30, 2020, due in August and December of 2020, (b) a revolving credit facility with a balance of $7,090,000 as of June 30, 2020, due in May of 2021, (c) a note payable of approximately $15.5 million as of June 30, 2020, due in June of 2021, (d) a term loan agreement of approximately $31.7 million as of June 30, 2020, and (e) other debtor obligations requiring principal payments of approximately $2 million in 2020.

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

7

•

The Company has a revolving credit facility with CrossFirst Bank, which was approved for $30,000,000. The balance outstanding at June 30, 2020 is approximately $7,090,000 with a maturity date of May 10, 2021. Additional funds could be made available from this facility for projects reviewed and approved by the lender.

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

•

With respect to the approximately $11.1 million at June 30, 2020 in face value of convertible notes due in August of 2020 and as discussed in Note 9, various holders have subsequently (i) exchanged approximately $2.2 million of such notes to for new convertible notes, that were then converted into shares of the Company’s stock, (ii) exchanged approximately $2.4 million of such notes into new convertible notes with a maturity of February 2022, and (iii) extended the due dates of approximately $6.3 million of such notes to December 31, 2020.

Additionally, recent oil and gas price volatility as a result of geopolitical conditions and the global COVID-19 pandemic have already had, and are expected to continue to have a negative impact on the Company’s financial position and results of operations. Negative impacts include but are not limited to: the Company’s ability to sell our oil and gas production, reduction in the selling price of the Company’s oil and gas, failure of a counterparty to make required hedge payments, disruption of production as a result of worker illness or mandated production shutdowns, impairment of our oil and gas properties, the Company’s ability to maintain compliance with or renegotiate loan covenants and/or refinance existing indebtedness, and access to new capital and financing.

These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to utilize the resources in place to generate future profitable operations, to maintain compliance with or renegotiate its loan covenants, to develop additional acquisition opportunities, and to obtain the necessary financing to meet its obligations and repay its liabilities arising from business operations when they come due. Management believes the Company will be able to continue to develop new opportunities, and will be able to obtain additional funds through debt and / or equity financings to facilitate its development strategy; however, there is no assurance of additional funding being available. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

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

b) Basis of Consolidation

The financial statements presented herein reflect the consolidated financial results of the Company, its wholly owned subsidiaries, Mid-Con Petroleum, LLC, Mid-Con Drilling, LLC, and Mid-Con Development, LLC, which were all formed to provide a base of operations for properties in the Central United States, and Petrodome Energy, LLC, Ichor Holdings, LLC, Ichor Energy, LLC, Ichor Energy (TX), LLC, and Ichor Energy (LA), LLC., and its majority owned (75%) subsidiary, Elysium Energy Holdings, LLC, and its wholly owned subsidiaries, Elysium Energy, LLC, Elysium Energy TX, LLC, Elysium Energy LA, LLC, Pointe A La Hache, L.L.C., Potash, L.L.C., Ramos Field, L.L.C., and Turtle Bayou, L.L.C., all based in Houston, Texas which provides a base of operations to facilitate property acquisitions in Texas, Louisiana and Mississippi.The noncontrolling interest (30%) of Elysium Energy Holdings, LLC and its subsidiaries is separately stated in stockholders’ equity in the consolidated balance sheet and the net income attributable to the noncontrolling interest is stated separately in the consolidated statement of operations. All significant intercompany transactions and balances have been eliminated.

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

•	Level 3: inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets and liabilities measured at fair value as of June 30, 2020 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial Assets
Commodity Derivative	-	8,426,610	-	13,587,431
	$-	$8,426,610	$-	$13,587,431

Financial liabilities	-	-	-	-
Commodity Derivative	$-	$-	$-	$-

Assets and liabilities measured at fair value as of December 31, 2019 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial Assets	-	-	-	-
Commodity Derivative	$-	$-	$-	$-

Financial liabilities
Commodity Derivative	-	5,158,822	-	(3,308,880)
	$-	$5,158,822	$-	$(3,308,880)

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

The derivative assets were $8,428,610 and $0 as of June 30, 2020 and December 31, 2019 respectively, and the derivative liabilities were $0 and $5,158,822 as of June 30, 2020 and December 31, 2019 and 2018 respectively. The change in the fair value of the derivative assets and liabilities for the six months ended June 30, 2020 consisted of an increase of $12,756,834 associated with commodity derivatives existing at the beginning of 2020 and an increase of $830,598 associated with the new commodity derivative related to Elysium’s acquisition on February 3, 2020.

The table below is a summary of the Company’s commodity derivatives as of June 30, 2020:

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

e) Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investment securities that have original maturities of three months or less. At June 30, 2020 and December 31, 2019, the Company has cash deposits in excess of FDIC insured limits in the amounts of $3,675,254 and $4,163,360 respectively.

Restricted cash in the amount of $2,569,003 as of June 30, 2020 consists of $2,081,144 held by Ichor Energy, LLC and/or its subsidiaries and $487,859 held Elysium Energy, LLC and/or its subsidiaries.

Pursuant to the Term Loan Credit Agreement to which Ichor Energy LLC and its subsidiaries are parties, following March 31, 2019 the company is required at all times to maintain a minimum cash balance of $2,000,000 (the “MLR”). Within 30 days of the end of each quarter, commencing with the quarter ended June 30, 2019, the company is required to pay the lenders, as an additional principal payment on the debt, any cash in excess of (i) the MLR and (ii) any funds necessary for the capital expenditures contemplated to be expended in the next six month period by an approved plan of development (“APOD Capex Amount”). At June 30, 2020, the restricted cash did not exceed the MLR and the APOD Capex Amount.

Pursuant to the Term Loan Credit Agreement to which Elysium Energy, LLC and its subsidiaries are parties, the companies receipts are to be deposited to a lockbox account under the control of the administrative agent, and then subsequently transferred for operations to the company’s bank accounts, all of which are subject to deposit account control agreements. Commencing with the quarter ended September 30, 2020, the company is required to make mandatory prepayments of principal equal to 75% of Excess Cash Flow as defined in the agreement.

f) Accounts receivable

Accounts receivable consist of oil and gas receivables. The Company evaluates these accounts receivable for collectability and, when necessary, records allowances for expected unrecoverable amounts. The Company has recorded an allowance for doubtful accounts of $217,057 at June 30, 2020 and December 31, 2019 respectively.

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

j) Income (loss) per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding and adjusted by any effects of warrants and options outstanding during the period, if dilutive. For the three and six months ended June 30, 2020 there were approximately 125,890,784 common stock equivalents that were omitted from the calculation of diluted income per share as they were not dilutive

k) Revenue Recognition

Sales of crude oil, natural gas, and natural gas liquids (NGLs) are included in revenue when production is sold to a customer in fulfillment of performance obligations under the terms of agreed contracts. Performance obligations primarily comprise delivery of oil, gas, or NGLs at a delivery point, as negotiated within each contract. Each barrel of oil, million BTU (MMBtu) of natural gas, or other unit of measure is separately identifiable and represents a distinct performance obligation to which the transaction price is allocated. Performance obligations are satisfied at a point in time once control of the product has been transferred to the customer. The Company considers a variety of facts and circumstances in assessing the point of control transfer, including but not limited to: whether the purchaser can direct the use of the hydrocarbons, the transfer of significant risks and rewards, the Company’s right to payment, and transfer of legal title.In each case, the time between delivery and when payments are due is not significant.

The following table disaggregates the Company’s revenue by source for the three and six months ended June 30, 2020 and 2019:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

Oil	$7,539,991	$7,194,400	$17,065,755	$14,926,562
Natural gas and natural gas liquids	2,009,872	1,539,923	4,272,060	3,154,353

	$9,549,863	$8,734,323	$21,337,815	$18,080,915

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

The Company recognizes deferred tax assets and liabilities to the extent that we believe that these assets and/or liabilities are more likely than not to be realized.In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. If we determine that the Company would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

In assessing the realizability of its deferred tax assets, management evaluated whether it is more likely than not that some portion, or all of its deferred tax assets, will be realized. The realization of its deferred tax assets relates directly to the Company’s ability to generate taxable income. The valuation allowance is then adjusted accordingly.

The Company has estimated net operating loss carryforwards in excess of $20,000,000 at June 30, 2020. The potential benefit of these net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not that it will utilize the net operating losses carried forward in future years. In December 2017, tax legislation was enacted limiting the deduction for net operating losses from taxable years beginning after December 31, 2017 to 80% of current year taxable income and eliminating net operating loss carrybacks for losses arising in taxable years ending after December 31, 2017.On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act was enacted which modified the prior legislation to allow 100% of the net operating losses arising in tax years 2018, 2019, and 2020 to be carried back five years. The Company does not have taxable income available in the carryback period. Net operating losses originating in taxable years beginning prior to January 1, 2018 are still subject to former carryover rules. The net operating loss carryforwards generated prior to this date of approximately $11,000,000, will expire between 2020 through 2038.

m) Stock-Based Compensation

The Company may issue stock options to employees and stock options or warrants to non-employees in non-capital raising transactions for services and for financing costs.The cost of stock options and warrants issued to employees and non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

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

The following table represents stock warrant activity as of and for the six months ended June 30, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding – December 31, 2019	44,629,939	0.26	6.0 years	-
Granted	-	-	-	-
Exercised	675,000	-	-	-
Forfeited/expired/cancelled	-		-	-

Warrants Outstanding – June 30, 2020	43,954,939	$0.25	5.2 years	$-

Outstanding Exercisable – June 30, 2020	43,954,939	$0.25	5.2 years	$-

The Company issued 566,250 common shares from the exercise of 675,000 warrants during the six months ended June 30, 2020.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the three and six months ended June 30, 2020 and 2019.

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

The following table describes the changes in the Company’s asset retirement obligations for the three and six months ended June 30, 2020:

Six months ended June 30, 2020

Asset retirement obligation – beginning	$3,538,637
Oil and gas purchases	1,514,328
Accretion expense	241,278

Asset retirement obligation – ending	$5,294,243

p) Undistributed Revenues and Royalties

The Company records a liability for cash collected from oil and gas sales that have not been distributed. The amounts get distributed in accordance with the working interests of the respective owners.

q) Subsequent events

The Company has evaluated all subsequent events from June 30, 2020 through the date of filing this report.

Note 3. Business Acquisition

As discussed in Note 1, on February 3, 2020, the Company, through its subsidiary Elysium Energy, LLC (“Elysium Energy”) completed an acquisition of working interests in certain oil and gas leases in Texas and Louisiana.The aggregate consideration transferred for the working interests of $29,496,356 substantially consisted of (i) the net proceeds from the Company’s borrowings on February 3, 2020 with various lenders represented by 405 Woodbine, LLC and Camber Energy, Inc, less (ii) the net effect of the resolution of February 3, 2020 on all amounts outstanding under the Company’s December 2018 promissory note with RPM Investments in exchange for a new note with EMC Capital Partners, LLC (including the pay-down of such new note as a result of the post-closing adjustments). See Note 7 to the consolidated financial statements for further information on all of these borrowings. The aggregate consideration has been provisionally allocated to the fair value of assets and liabilities as follows:

Provisional Fair Value of Assets and Liabilities

Oil and Gas Properties	$31,010,684
Asset retirement obligations assumed	(1,514,328)

$29,496,356

Proforma unaudited condensed selected financial data for the three and six months ended June 30, 2019 as though the Elysium Energy Acquisition had taken place at January 1, 2019 are as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

Revenues	$15,613,974	$28,200,088

Net loss	$3,742,608	$(8,865,491)

Net loss per share	$0.04	$(0.10)

Note 4. Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification and geographical cost center for the six months ended June 30, 2020:

	December 31, 2019	Adjustments	Impairments	June 30, 2020

Proved developed producing oil and gas properties
United States cost center	$76,532,985	$22,826,768	$-	$99,359,753
Accumulated depreciation, depletion and amortization	(7,608,544)	(3,933,181)	-	(11,541,725)
Proved developed producing oil and gas properties, net	$68,924,441	$18,893,587	$-	$87,818,028

Undeveloped and non-producing oil and gas properties
United States cost center	$56,168,428	$9,362,913	$-	$65,531,341
Accumulated depreciation, depletion and amortization	(5,350,753)	(2,133,250)	-	(7,484,003)
Undeveloped and non-producing oil and gas properties, net	$50,817,675	$7,229,663	$-	$58,047,338

Total Oil and Gas Properties, Net	$119,742,116	$26,123,250	$-	$145,865,366

Note 5. Related Party Transactions

The Company’s CEO and director, James Doris, has incurred expenses on behalf of, and made advances to, the Company in order to provide the Company with funds to carry on its operations. Additionally, Mr. Doris has made several loans through promissory notes to the Company, all accruing interest at 12%, and payable on demand. As of June 30, 2020, the total amount due to Mr. Doris for these loans is $590,555. Accrued interest of $37,841 is included in accrued expenses and other current liabilities at June 30, 2020.

The Company’s CFO, Frank W. Barker, Jr., renders professional services to the Company through FWB Consulting, Inc., an affiliate of Mr. Barker’s. As of June 30, 2020, the total amount due to FWB Consulting, Inc. is $174,468 and is included in accounts payable.

As of June 30, 2020, Troy Caruso and various entities affiliated with Mr. Caruso owned in aggregate more than 10% of the Company’s outstanding common stock. Mr. Caruso and his affiliates have provided funding under certain of the Company’s private placements, and consulting services. During the three months ended June 30, 2020, the Company repaid all short-term borrowings due to Mr. Caruso and certain of his affiliated entities which were advanced between September 30, 2019 and February 7, 2020, which included the issuance of 17,954,565 common shares at a fair value of $2,748,504. As of June 30, 2020, Mr. Caruso and affiliated entities hold $550,000 of the Company’s convertible debt offering which commenced on February 18, 2020 and is included in long term debt.

Note 6. Equity

(a) Preferred Stock

The Company is authorized to issue 5,000,000 shares of Preferred Stock, par value $0.001 per share (the “Preferred Stock”), of which 50,000 have been designated as Series C Preferred Stock (the “Series C Preferred Stock”). Pursuant to the amended Certification of Designation of the Series C Preferred Stock filed on June 17, 2020, each share of Series C Preferred Stock entitles the holder thereof to 37,500 votes on all matters submitted to the vote of the stockholders of the Company.Each share of Series C Preferred Stock is convertible, at the option of the holder, at any time after the date of issuance of such share, at the office of the Company or any transfer agent for such stock, into one share of fully paid and non-assessable common stock.

(b) Common Stock

On November 5, 2018, the Company amended its Articles of Incorporation to increase the number of shares of common stock the Company is authorized to issue from 100,000,000 to 500,000,000.

During the six months ended June 30, 2020, the Company issued shares of its common stock as follows:

•	3,235,255 shares of common stock issued for services valued at fair value on the date of the transactions, totaling $451,382.
•	566,250 shares of common stock pursuant to the exercise of 675,000 warrants.
•	5,921,018 shares of common stock issued as discount on debt valued at fair value on the date of the transaction totaling $718,860.
•	26,151,286 shares of common stock issued in settlement of debt and short term borrowings, valued at fair value on the date of the transaction totaling $4,110,250, and resulting in a loss on financing settlements of $931,894.

During the six months ended June 30, 2019, the Company issued shares of its common stock as follows:

•	210,929 shares of common stock issued for services valued at fair value on the date of the transaction totaling $42,082.

(c) Noncontrolling Interest

As described in Note 7 to the consolidated financial statements, on February 3, 2020 and June 26, 2020, Viking borrowed $5.0 million and $4.2 million respectively from Camber Energy, Inc. As additional consideration for each loan, Viking assigned Camber 25% and 5% (respectively) of the membership interests in Elysium Holdings, LLC. At the time of assignments, the fair value of each such interest was zero.

The following schedule discloses the effects of changes in the Company’s ownership interest in its subsidiaries on the Company’s equity for the six months ended June 30, 2020:

Noncontrolling interest - December 31, 2019	$-

Transfers to the noncontrolling interest
Recognition of noncontrolling interest at fair value	-

Net loss attributable to noncontrolling interest	154,639

Change from net income attibutable to Viking Energy Group, Inc and transfers to from noncontrolling interest	$154,639

Note 7. Long Term Debt and Other Short-term Borrowings

Long term debt and other short-term borrowings consisted of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019

Long-term debt:

During June through December of 2018, the Company borrowed $9,459,750 from private lenders, and exchanged $5,514,000 of amounts due lenders from prior borrowings as well as $191,250 in accrued interest, pursuant to a 10% Secured Promissory Note with 50% of the principal convertible into the Company’s common stock at $0.20 per share, all principal and accrued interest payable on the maturity date of August 31, 2020 (“the 2018 Convertible Notes”). The notes are secured by the Company’s membership interests in its subsidiaries, Petrodome Energy, LLC, Mid-Con Petroleum, LLC, Mid-Con Drilling, LLC, and Mid-Con Development, LLC. The balance shown is net of unamortized discount of $530,051 at June 30, 2020 and $2,086,008 at December 31, 2019. A majority of these lenders are also Viking shareholders.

	10,544,164	11,163,357

On June 13, 2018, the Company borrowed $12,400,000 pursuant to a revolving line of credit facility with a maximum principal amount of $30,000,000 from Crossfirst Bank, bearing interest 1.5% above a base rate equal to the prime rate of interest published by the Wall Street Journal, interest only for June and July of 2018, at which time Principal is payable at $100,000 monthly through the maturity date of May 10, 2021, at which time all remaining unpaid principal and accrued interest shall be due. The loan is secured by a mortgage on all of the oil and gas leases of Petrodome Energy, LLC and its subsidiaries, a security agreement covering all of Petrodome Energy, LLC’s assets and a guaranty by Viking Energy Group, Inc.The balance shown is net of unamortized discount of $0 at June 30, 2020 and $34,411 at December 31, 2019

	7,090,000	7,655,589

On December 28, 2018, to facilitate the acquisition of certain oil and gas assets, the Company, through its subsidiary, Ichor Energy LLC, entered into a Term Loan Credit Agreement with various lenders represented by ABC Funding, LLC as administrative agent. The agreement provided for a total loan amount of $63,592,000, bearing interest at a rate per annum equal to the greater of (i) a floating rate of interest equal to 10% plus LIBOR, and (ii) a fixed rate of interest equal to 12%, payable monthly on the last day of each calendar month, commencing January 31, 2019. Principal payments are made quarterly at 1.25% of the initial loan amount, commencing on the last business day of the fiscal quarter ending June 30, 2019. On June 3, 2020, the Term Loan Credit Agreement was amended to reduce the permitted Asset Coverage Ratio for the fiscal quarters ending March 31, 2020, June 30, 2020 and September 30, 2020 from 1.35:1.00 to 1.15:1.00.Additionally, the First Amendment revises the interest rate under the Term Loan for the period from May 16, 2020 a per annum interest rate (i) if, as of the last day of the immediately preceding fiscal quarter, the Asset Coverage Ratio is less than 1.50:1.00, then the interest rate is the greater of (x) a floating rate of interest equal to 11.00% plus LIBOR, and (y) a fixed rate of interest equal to 13.00%, or (ii) if, as of the last day of the immediately preceding fiscal quarter, the Asset Coverage Ratio is greater than or equal to 1.50:1.00, then the interest rate is the greater of (x) a floating rate of interest equal to 10.50% plus LIBOR and (y) a fixed rate of interest equal to 12.50%.Cash generated from the operation of these assets is restricted to lease operating expenses, the payment of debt service on the Term Loan, approximately $12,000,000 of oil and gas development projects approved by the lender, and distributions to the Company of $65,000 per month for general and administrative expenses, and a quarterly tax distribution at the current statutory rates. Within 30 days of the end of each quarter, commencing with the quarter ended June 30, 2019, Ichor Energy, LLC is required to pay, as an additional principal payment on the debt, any cash in excess of the MLR and the APOD Capex Amount. To the extent not previously paid, all loans under the Loan Agreement shall be due and payable on the December 28, 2023 (the Maturity Date). The loan agreement contains prepayment penalties through December 28, 2021 and “make-whole” obligations through December 28, 2020. In addition, at maturity (or sooner under certain circumstances which include prepayment of the loan or sale of Ichor Energy, LLC) the lenders will receive a payment approximating 7% of the fair value of Ichor Energy, LLC at that time; such amount is not estimable. Obligations under the loan agreement are secured by mortgages on the oil and gas leases of Ichor Energy, LLC and all of its subsidiaries, a security agreement covering all assets of Ichor Energy, LLC, and a pledge by Ichor Holdings of all if the membership interests in Ichor Energy LLC.The balance shown is net of unamortized discount of $3,069,544 at June 30, 2020 and $3,507,364 at December 31, 2019.

	52,547,961	53,699,940

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

	-	23,777,948

On February14, 2019, the Company executed a promissory note payable to CrossFirst Bank in the amount of $56,760 for the purchase of transportation equipment, bearing interest at 7.15%, payable in 60 installments of $1,130, secured by a vehicle, with a maturity date of February 14, 2024.	43,567	48,658

On July 24, 2019, the Company through its wholly owned subsidiary, Mid-Con Petroleum, LLC, executed a promissory note payable to Cornerstone Bank in the amount of $2,241,758, bearing interest at 6%, payable interest only for the first year, then payable in 59 installments of $43,438, with a final payment due on a maturity date of July 24, 2025.The note is secured by a first mortgage on all of the assets of Mid-Con Petroleum, LLC and a guarantee of payment by Viking Energy Group, Inc. The balance shown is net of unamortized discount of $24,161 at June 30, 2020 and $26,538 at December 31, 2019.	2,217,598	2,215,221

On July 24, 2019, the Company through its wholly owned subsidiary, Mid-Con Drilling, LLC, executed a promissory note payable to Cornerstone Bank in the amount of $1,109,341, bearing interest at 6%, payable interest only for the first year, then payable in 59 installments of $21,495, with a final payment due on a maturity date of July 24, 2025. The note is secured by a first mortgage on all of the assets of Mid-Con Drilling, LLC and a guarantee of payment by Viking Energy Group, Inc.The balance shown is net of unamortized discount of $24,093 at June 30, 2020 and $26,464 at December 31, 2019.	1,034,585	1,032,215

On February 3, 2020, the Company executed a promissory note payable to Camber Energy, Inc. in the amount of $5,000,000, bearing interest at 10.5% payable quarterly with a maturity date of February 3, 2022.On June 26, 2020, the Company executed a second promissory note payable to Camber Energy, Inc. in the amount of $4,200,000, also bearing interest at 10.5% payable quarterly with a maturity date of February 3, 2022. Both of these notes are generally convertible into common shares of Viking at a conversion price of $0.24 per share subject to certain restrictions. The terms of the notes provide Camber with a security interest (subject to certain prerequisites) in Viking’s 70% ownership of Elysium Holdings, LLC and 100% of Ichor Energy Holdings, LLC. Additionally, Viking provided Camber a junior security interest in the membership or common stock of ownership interests of all of Viking’s other existing and future, directly-owned or majority-owned subsidiaries.

	9,200,000	-

On February 3, 2020, in connection with an acquisition of oil and gas interests, the Company executed a secured promissory note in the amount of $20,869,218, payable to EMC Capital Partners, LLC, subject to revision to the extent of any post-closing adjustment payments in connection with the acquisition.Such payments were to be applied to reduce the balance owing under the promissory note. During April 2020 the Company received post-closing adjustment payments in the amount of $5,277,589 which were applied to the note balance. This note replaced the secured promissory dated December 18, 2018 in favor of RPM Investments. This note bears interest at 10% and is payable along with the full amount of principal on June 11, 2021 and is secured by a pledge of all of the membership interests of Viking’s wholly-owned subsidiary, Ichor Energy Holdings, LLC. If the note is paid in full on or before the 150th day following the date of its issuance, all interest will be waived.

	15,591,629	-

On February 3, 2020, to facilitate the acquisition of certain oil and gas assets, the Company, through one of its subsidiaries, Elysium Energy LLC, entered into a Term Loan Credit Agreement with various lenders represented by 405 Woodbine, LLC as administrative agent. The agreement provides for a total loan amount of $35,000,000 at a 4.0% original issue discount. bearing interest at the prime rate plus seven and three quarters percent (7.75%) payable monthly. Principal payments are due beginning on May 1, 2020, and on each month thereafter at one percent (1%) of the then-outstanding balance, and to the extent not paid on the maturity date of August 3, 2022. Cash generated from the operation of these assets is restricted to lease operating expenses, the payment of debt service on the Term Loan, oil and gas development projects approved by the lender, and a cost allocation of $150,000 per month for general and administrative expenses of the Company. The Borrower shall have the right at any time to prepay all or a portion of the Loan Balance. The loan agreement contains a prepayment penalty of 5% of any voluntary prepayment of principal through February 3, 2021 and 3% of any voluntary prepayment of principal on or between February 3, 2021 and February 3, 2022. Commencing with the quarter ended September 30, 2020 the Borrower is required to make mandatory prepayments of principal equal to 75% of Excess Cash Flow as defined in the agreement without any prepayment penalty fees. The loans are secured by mortgages on the oil and gas leases of Elysium Energy LLC and its subsidiaries, a security agreement covering all assets of Elysium and its subsidiaries, and a pledge of all of Elysium’s membership interests. The balance shown is net of unamortized discount of $3,645,437 at June 30, 2020.

	31,730,047	-

On or about February 18, 2020, the Company commenced an offering of securities consisting of a subordinated, secured, convertible debt instrument with equity features; during the six months ended June 30, 2020, the Company borrowed $2,780,554 under this offering from private lenders. The notes bear interest at 12%, payable quarterly, contain a conversion entitlement to convert all or a portion of the amount outstanding into common shares of the Company at $0.175 per share, and provide for the issuance of 150,000 common shares of the Company for every $100,000 exchanged or advanced. As security, the holders received, pari passu with all other holders and with Camber Energy, Inc., a pledge of the Company’s membership interest in Elysium Energy Holdings, LLC, and, as soon as the Company’s obligations to EMC Capital Partners, LLC are satisfied, a pledge of the Company’s membership interest in Ichor Energy Holdings, LLC. Any unpaid principal and interest is due on the maturity date of February 11, 2022. The balance shown is net of unamortized discount of $460,898.

	2,319,656	-

On April 18, 2020, the Company entered into an unsecured promissory note with Crossfirst Bank in the principal amount of $149,600 related to the CARES Act Payroll Protection Program. This note is fully guaranteed by the Small Business Administration and may be forgivable provided that certain criteria are met. The interest rate on the loan is 1%, and the note has a two-year maturity. The Company is required to make payments on the remaining principal of the note net of any loan forgiveness beginning November 18, 2020.	149,600	-

	132,468,807	99,592,928

Other short-term borrowings – with related parties:

On September 30, 2019, the Company received $910,000 under an agreement that requires the Company to make 28 weekly payments aggregating $1,237,600 through April 13, 2020. On December 23, 2019, the Company received an additional $242,750 under a replacement agreement that requires the Company to make 25 weekly payments aggregating $1,620,000 through June 15, 2020. The balance shown is net of the maximum discount of $413,445 at December 31, 2019.	-	1,141,755

On October 3, 2019, the Company received $480,200 under an agreement that requires the Company to make 28 weekly payments aggregating $666,400 through April 20, 2020. The balance shown is net of the maximum discount of $132,289 at December 31, 2019.	-	423,111

On December 23, 2019, the Company received $2,939,970 under an agreement that requires the Company to make 25 weekly payments aggregating $4,050,000 through June 15, 2020.The balance shown is net of the maximum discount of $1,110,030 at December 31, 2019.	-	2,855,368

On February 7, 2020, the Company received $900,000 from a company.The advance is non-interest bearing and payable on demand.	-	-

Other short-term borrowings:

On November 26, 2019, the Company received $200,000 from an individual. The advance was non-interest bearing and payable on demand	-	200,000

During May and June 2020, the Company received $350,000 from short-term unsecured promissory notes payable in six months from date of issue. The notes bear interest at 13.25% payable monthly and provide for the issuance of 500,000 common shares of the Company for every $100,000 invested.The balance shown is net of unamortized discount of $174,949.	175,051	-

On June 3, 2020, the Company received $25,000 from an individual.	25,000

Total long-term debt and other short-term borrowings	132,668,858	104,213,162
Less current portion	(63,059,086)	(19,225,045)
	$69,609,772	$84,988,117

As described in Note 9, subsequent to June 30, 2020, holders of approximately $4.6 million of the Company’s 2018 Convertible Notes either (i) exchanged their notes for new convertible notes that were then converted into shares of the Company’s common stock or (ii) exchanged their notes for new convertible notes with a maturity date of February 2022. As a result, this $4.6 million of debt which was otherwise due in August 2020 has been classified as long term at June 30, 2020.

Principal maturities of long-term debt for the next five years and thereafter are as follows:

Twelve-month period ended June 30,
	Principal	Unamortized Discount	Net
2021	$68,529,121	$5,470,035	$63,059,086
2022	20,125,000	1,117,414	19,007,586
2023	3,591,444	888,057	2,703,387
2024	47,610,812	443,490	47,167,322
2025	705,253	10,138	695,115
Thereafter	36,362	-	36,362

	$140,597,992	$7,929,134	$132,668,858

Loan Covenants

Pursuant to the terms of the Revolving Line of Credit Facility executed on June 13, 2018 with CrossFirst Bank for a maximum principal amount of $30,000,000, the Company is required to provide on a quarterly basis, certain information to the Bank relative to operational performance of the Borrowers, to include internally prepared consolidated financial statements, hedge reports, and a compliance certificate. At June 30, 2020, the Company is in compliance with these loan covenants.

Pursuant to the terms of the Term Loan Credit Agreement executed on December 28, 2018 with various lenders in the initial amount of $63,592,000 (and as amended in June 2020), the Company is required to provide, periodically to the lenders, certain information (including restrictive financial ratios) relative to financial and operational performance of the related assets, accompanied by a compliance certificate. At June 30, 2020, the Company is in compliance with these loan covenants.

Pursuant to the terms of the Term Loan Credit Agreement executed on February 3, 2020 with various lenders in the initial amount of $36,458,333, the Company is required to provide, periodically to the lenders, certain information (including regarding restrictive financial ratios) relative to financial and operational performance of the related assets, accompanied by a compliance certificate. The Company was in compliance with all loan covenants except certain required financial ratios at June 30, 2020; the Company has obtained a waiver from the lenders for such  noncompliance at June 30, 2020.  As a result, the Company has classified the debt related to this covenant violation as current as the Company has not been able to determine its ability to comply in the future.

Note 8. Commitments and Contingencies

Office lease

In April 2018, the Company’s subsidiary, Petrodome Energy, LLC entered into a 66-month lease for 4,147 square feet of office space for the Company’s corporate office in Houston, Texas. The annual base rent commenced at $22.00 per square foot, and escalates at $0.50 per foot each year through expiration of the lease term. Operating lease expense is recognized on a straight-line basis over the lease term. Operating lease expense was $48,192 for the six months ended June 30, 2020 and 2019.

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

The completion of the Merger is subject to numerous conditions including (i) the effectiveness of a registration statement registering the shares of Camber common stock to be issued to Viking’s shareholders in the merger and (ii) shareholder approval of the merger transactions by Camber’s shareholders and Viking’s shareholders. Additional closing conditions include (i) that in the event the NYSE American determines that the merger constitutes, or will constitute, a “back-door listing”/”reverse merger”, Camber (and its common stock) is required to qualify for initial listing on the NYSE American, and (ii) that the only loan obligations with a maturity date in 2020 that Viking shall have at closing shall be the 2018 Convertible Notes.

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

Note 9. Subsequent Events

In early July 2020, the Company issued a Promissory Note to Radium 2 Capital, Inc. (“Radium” a related party through affiliation with Troy Caruso), in connection with $1,350,000 advanced by Radium to the Company.  The Promissory Note permitted Radium to convert all or a portion of the amount owing into common shares of the Company at a conversion price of $0.122 per share.  Subsequently in July 2020, Radium elected to convert the entire principal amount and the Company issued Radium 11,065,574 common shares in the conversion.

Additionally, in early July 2020, the Company issued an investor a convertible promissory note in the principal amount of $500,000 and 1,600,000 shares of the Company’s common stock. The note matures on the earlier of (i) 180 days after the date of the note, or (ii) the completion of the Company’s up-listing to a national stock exchange, whether via merger or otherwise, if repayment of the note is required by a third party; the note accrues interest at 12% per annum, with interest due at maturity; and the note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.15, subject to a 4.99% waivable beneficial ownership limitation.

From July 1, 2020 to August 14, 2020, the Company had the following activity regarding the 2018 Convertible Notes:

•

Noteholders representing $2,197,745 of such principal amount, (and approximately $38,400 of accrued interest) exchanged into new convertible promissory notes with a maturity date of February 11, 2022. Pursuant to the terms of the issuance agreements, the noteholders were also issued 3,354,218 common shares of the Company in connection with the issuance of the new notes.  Immediately thereafter, the noteholders converted the entire principal amount due under the notes into common shares of the Company at $0.15 per share pursuant to the terms of the new convertible notes, and were issued 14,907,633 common shares of the Company in the conversions.

•

Noteholders representing $2,453,150 of such principal amount exchanged into new convertible promissory notes with a maturity date of February 11, 2022, and were issued 3,679,725 common shares of the Company in connection with the issuance of the new notes.

•	Noteholders representing $6,301,020 of such principal amount agreed to extend the maturity date of their convertible promissory notes from August 31, 2020 to December 31, 2020.

In a series of separate transactions subsequent to June 30, 2020, the Company issued, in the aggregate, 15,154,811 shares of common stock in exchange for services rendered by several parties.

In a series of separate transactions subsequent to June 30, 2010, the Company issued in the aggregate 610,972 shares of common stock to various noteholders as payment for interest.

On or about July 7, 2020, an individual holder of a $25,000 promissory note exchanged into a new convertible promissory note with a maturity date of February 11, 2022, and was also issued 37,500 common shares of the Company in connection with the issuance of the new note.  Immediately thereafter, the noteholder converted the entire principal amount into common shares of the Company at $0.15 per share and was issued 166,667 common shares of the Company in the conversion.

On or about July 31, 2020, the Company issued 7,125 shares of common stock pursuant to a cashless exercise of warrants.

On or about July 31, 2020, the Company issued for services common stock warrants to purchase 2,500,000 shares of common stock at a price equal to $0.001 per share. The warrants have a five-year term and include a cashless exercise feature.

As discussed in Note 7, the February 3, 2020 loan agreement with various lenders in the initial amount of $36,458,333 required the Elysium subsidiaries to maintain certain financial ratios regarding collateral coverage and maximum leverage, and on August 19, 2020, the lenders waived any defaults at June 30, 2020, relating to those financial ratios in consideration of the Elysium subsidiaries agreeing to pay the lenders $87,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.In preparing the management’s discussion and analysis, the registrant presumes that you have read or have access to the discussion and analysis for the preceding fiscal year.

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

PLAN OF OPERATIONS

Overview

Viking Energy Group, Inc. (“Viking” or the “Company”) is an independent exploration and production company engaged in the sale of crude oil, natural gas and natural gas liquids, focused on the acquisition and development of oil and natural gas properties in the Gulf Coast and Mid-Continent regions of the United States. The Company owns oil and gas leases in Texas, Louisiana, Mississippi and Kansas.The Company targets under-valued assets with realistic appreciation potential.

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

On February 3, 2020, the subsidiary of the Company’s 75% owned subsidiary, Elysium Energy Holdings, LLC , acquired interests in oil and gas properties located in Texas and Louisiana, which included leases, working interests, and over-riding royalty interests in oil and gas properties in Texas (approximately 72 wells in 11 counties) and Louisiana (approximately 55 wells in 6 parishes), along with associated equipment. On February 4, 2020, Elysium hedged 75% of the estimated oil and gas production associated with the newly acquired assets for 2020, 60% of the estimated production for 2021 and 50% of the estimated production for the period between January, 2022 to July, 2022. Theses hedges have a floor of $45 and a ceiling ranging from $52.70 to $56.00 for oil, and a floor of $2.00 and a ceiling of $2.425 for natural gas.

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

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.The Company generated net income of $2,576,209 for the six months ended June 30, 2020 as compared to a net loss of $10,639,135 for the six months ended June 30, 2019. As of June 30, 2020, the Company has a working capital deficiency in excess of $62,000,000. The largest components of current liabilities creating this deficiency are (a) notes payable with a face value aggregating approximately $6.5 million as of June 30, 2020, due in August and December of 2020, (b) a revolving credit facility with a balance of $7,090,000 as of June 30, 2020, due in May of 2021, (c) a note payable of approximately $15.5 million as of June 30, 2020, due in June of 2021, (d) a term loan agreement of approximately $31.7 million as of June 30, 2020, and (e) other debtor obligations requiring principal payments of approximately $2 million in 2020.

The Merger can be terminated under various conditions or circumstances. The Merger Agreement contains customary indemnification obligations of the parties and representations and warranties. Upon consummation of the merger, Viking will be deemed the acquirer for accounting purposes.

Going Concern Qualification

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated net income of $2,576,209 for the six months ended June 30, 2020 as compared to a net loss of $10,639,135 for the six months ended June 30, 2019. As of June 30, 2020, the Company has a working capital deficiency in excess of $62,000,000. The largest components of current liabilities creating this deficiency are (a) notes payable with a face value aggregating approximately $6.5 million as of June 30, 2020, due in August and December of 2020, (b) a revolving credit facility with a balance of $7,090,000 as of June 30, 2020, due in May of 2021, (c) a note payable of approximately $15.5 million as of June 30, 2020, due in June of 2021, (d) a term loan agreement of approximately $31.7 million as of June 30, 2020, and (e) other debtor obligations requiring principal payments of approximately $2 million in 2020.

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

28

•

The Company has a revolving credit facility with CrossFirst Bank, which was approved for $30,000,000. The balance outstanding at June 30, 2020 is approximately $7,090,000 with a maturity date of May 10, 2021. Additional funds could be made available from this facility for projects reviewed and approved by the lender.

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

•

With respect to the approximately $11.1 million at June 30, 2020 in face value of convertible notes due in August of 2020 and as discussed in Note 9, various holders have subsequently (i) exchanged approximately $2.2 million of such notes to for new convertible notes, that were then converted into shares of the Company’s stock, (ii) exchanged approximately $2.4 million of such notes into new convertible notes with a maturity of February 2022, and (iii) extended the due dates of approximately $6.3 million of such notes to December 31, 2020.

Additionally, recent oil and gas price volatility as a result of geopolitical conditions and the global COVID-19 pandemic have already had, are expected to continue to have a negative impact on the Company’s financial position and results of operations. Negative impacts include but are not limited to: the Company’s ability to sell our oil and gas production, reduction in the selling price of the Company’s oil and gas, failure of a counterparty to make required hedge payments, disruption of production as a result of worker illness or mandated production shutdowns, impairment of our oil and gas properties, the Company’s ability to maintain compliance with or renegotiate loan covenants and/or refinance existing indebtedness, and access to new capital and financing.

These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to utilize the resources in place to generate future profitable operations, to maintain compliance with or renegotiate its loan covenants, to develop additional acquisition opportunities, and to obtain the necessary financing to meet its obligations and repay its liabilities arising from business operations when they come due. Management believes the Company will be able to continue to develop new opportunities, and will be able to obtain additional funds through debt and / or equity financings to facilitate its development strategy; however, there is no assurance of additional funding being available. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

RESULTS OF CONTINUING OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the six months ended June 30, 2020 and 2019, should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 30, 2020.

Liquidity and Capital Resources

As of June 30, 2020, and December 31, 2019, the Company had $4,490,411 (of which $2,569,003 is restricted) and $5,638,724 (of which $3,877,229 is restricted) in cash holdings, respectively.

Restricted cash in the amount of $2,569,003 as of June 30, 2020 consists of $2,081,144 held by Ichor Energy, LLC and/or its subsidiaries and $487,859 held Elysium Energy, LLC and/or its subsidiaries.

Pursuant to the Term Loan Credit Agreement to which the Company’s subsidiary, Ichor Energy LLC and its subsidiaries are parties, following March 31, 2019 the company is required at all times to maintain a minimum cash balance of $2,000,000 (the “MLR”). Within 30 days of the end of each quarter, commencing with the quarter ended June 30, 2019, the borrower is required to pay the lenders, as an additional principal payment on the debt, any cash in excess of (i) the MLR and (ii) any funds necessary for the capital expenditures contemplated to be expended in the next six month period by an approved plan of development (“APOD Capex Amount”). At June 30, 2020, the restricted cash did not exceed the MLR and the APOD Capex Amount.

Pursuant to the Term Loan Credit Agreement to which the Company’s majority-owned subsidiary, Elysium Energy, LLC and its subsidiaries are parties, all receipts are to be deposited to a lockbox account under the control of the administrative agent, and then subsequently transferred for operations to the company’s bank accounts, all of which are subject to deposit account control agreements.Commencing with the quarter ended September 30, 2020, the company is required to make mandatory prepayments of principal equal to 75% of excess cash flow as specified in the agreement.

As of June 30, 2020, the Company has total long-term debt and other short-term borrowings of $132,668,858, with a current portion of $33,427,086.The current portion consists primarily of (a) notes payable with a face value aggregating approximately $6.5 million as of June 30, 2020, due in August and December of 2020, (b) a revolving credit facility with a balance of $7,090,000 as of June 30, 2020, due in May of 2021, (c) a note payable of approximately $15.5 million as of June 30, 2020, due in June of 2021 and (d) other debtor obligations requiring principal payments of approximately $4 million in 2020. (see Going Concern Qualification in Note 1 to the consolidated financial statements included elsewhere herein).

Three months ended June 30, 2020 compared to the three months ended June 30, 2019

Revenue

The Company had gross revenues of $9,549,863 for the three months ended June 30, 2020, as compared to $8,734,323 for the three months ended June 30, 2019, reflecting an increase in excess of 9% or $815,540.This increase in revenue is primarily a result of the increased production from the oil and gas assets acquired in February of 2020.

Expenses

The Company’s operating expenses increased by approximately 33%, or $2,126,868 to $8,548,477 for the three-month period ended June 30, 2020, from $6,421,609 in the corresponding prior period. Lease operating costs increased by approximately 54%, or $1,539,511, to 4,396,789 from $2,857,278 as compared to the three months ended June 30, 2019. DD&A expense, a non-cash expense, increased by $693,0178, to $2,921,208 from $2,228,191 for the corresponding period in 2019. These expense increases were primarily the result of acquiring additional oil and gas assets during the quarter ended March 31, 2020. General and administrative expenses reflected a decrease of approximately 27%, to $917,190, when compared to $1,257,959 in the corresponding prior period due primarily to reduction in personnel.

Income (loss) from Operations

The Company, through the increased production coming from its latest acquisition, and controlling the cost of operations and administration, has generated an income from operations for the three months ended June 30, 2020 of $1,001,386, when compared to income from operations of $2,312,714 for the three months ended June 30, 2019.

Other Income (Expense)

The Company had other expense of $18,674,336 for the three months ended June 30, 2020, as compared to other expense of $(1,020,368) for the three months ended June 30, 2019.This significant difference is primarily a result of a loss on the Company’s commodity derivatives, stock-based interest expense related to certain financing transactions, a loss on financing settlements and increased interest expense and amortization of debt discount due to increased debt associated with acquisitions.

Net Income (Loss)

The Company had net loss of $(17,672,950) during the three-month period ended June 30, 2020, compared with a net income of $1,292,346 for the three-month period ended June 30, 2019, a $18,965,296 difference primarily as a result of the items discussed above.

Six months ended June 30, 2020, compared to the six months ended June 30, 2019

Revenue

The Company had gross revenues of $21,337,815 for the six months ended June 30, 2020, as compared to $18,080,915 for the six months ended June 30, 2019, reflecting an increase in excess of 18% or $3,256,900.This increase in revenue is primarily a result of the increased production from the oil and gas assets acquired in February of 2020, and to a lesser extent enhancements to existing wells.

Expenses

The Company’s operating expenses increased by approximately 37%, or $4,601,735 to $17,148,899 for the six-month period ended June 30, 2020, from $12,547,164 in the corresponding prior period. Lease operating costs increased by approximately 49%, or $2,699,320, to 8,155,992 from $5,456,672 as compared to the six months ended June 30, 2019. DD&A expense, a non-cash expense, increased by $1,499,531, to $6,098,410 from $4,598,879 for the corresponding period in 2019. These expense increases were primarily the result of acquiring additional oil and gas assets during the three months ended March 31, 2020. General and administrative expenses reflected a decrease of $89,467 to $2,201,837, when compared to $2,291,304 in the corresponding prior period.

Income (loss) from Operations

The Company, generated an income from operations for the six months ended June 30, 2020 of $4,188,916, when compared to income from operations of $5,533,751 for the six months ended June 30, 2019.

Other Income (Expense)

The Company had other expense of $(1,612,707) for the six months ended June 30, 2020, as compared to other expense of $(16,172,886) for the six months ended June 30, 2019.This significant difference is primarily a result of a gain on the Company’s commodity derivatives offset by stock-based interest expense related to certain financing transactions, a loss on financing settlements and increased interest expense and amortization of debt discount due to increased debt associated with acquisitions.

Net Income (Loss)

The Company had net income of $2,576,209 during the six-month period ended June 30, 2020, compared with a net loss of $(10,639,135) for the six-month period ended June 30, 2019, a $13,215,344 difference primarily as a result of the items discussed above.

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

The full cost method requires the Company to calculate quarterly, by cost center, a “ceiling,” or limitation on the amount of properties that can be capitalized on the balance sheet. To the extent capitalized costs of oil and natural gas properties, less accumulated depletion and related deferred taxes exceed the sum of the discounted future net revenues of proved oil and natural gas reserves, the lower of cost or estimated fair value of unproved not properties subject to amortization, the cost of properties not being amortized, and the related tax amounts, such excess capitalized costs are considered an impairment and are charged to expense.

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

We based the estimated discounted future net cash flows from proved reserves on the unweighted arithmetic average of the prior 12-month commodity prices as of the first day of each of the months constituting the period and costs on the date of the estimate.  Consequently, because of the use of a 12-month average, a period of falling prices (such as the one that has occurred during the COVID-19 pandemic) may result in an impairment during an accounting period subsequent to the period when the falling prices have occurred.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Management will continue to monitor and evaluate the effectiveness of the Company's internal controls and procedures and the Company's internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. There were no changes in Internal Control Over Financial Reporting during the quarter ended June 30, 2020.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of commercial operations in the normal course of business. As of June 30, 2020, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2020, the Company issued unregistered equity securities as described below:

On April 1, 2020, the Company issued 972,000 shares of Company common stock as additional consideration to six third-party investors in the Company’s prior convertible promissory note offering for their election, during the prior quarter, to convert $1,080,000 in principal owing to them under the prior notes maturing August 31, 2020, into Company convertible promissory notes maturing February 11, 2022.

On April 7, 2020, the Company issued (i) 1,311,343 shares of Company common stock, and (ii) $874,228.94 in convertible promissory notes maturing February 11, 2022, to four third-party investors in consideration of the investors’ cancellation of $774,500.00 in prior convertible promissory notes maturing August 31, 2020, accrued interest of $49,314.76 and cash in the amount of $50,414.18.

On April 8, 2020, the Company issued (i) 300,000 shares of Company common stock, and (ii) a $200,000 convertible promissory note maturing February 11, 2022, to a third-party investor in consideration of the investor’s cancellation of a $186,300 prior convertible promissory note maturing August 31, 2020 and accrued interest of $13,700.00.

On May 1, 2020, the Company issued (i) 120,000 shares of Company common stock, and (ii) a $80,000 convertible promissory note maturing February 11, 2022, to a third-party investor in consideration for cash in the amount of $80,000.

On May 12, 2020, the Company issued (i) 18,000 shares of Company common stock, and (ii) a $12,000 convertible promissory note maturing February 11, 2022, to a third-party investor in consideration of the investor’s cancellation of a $11,025 prior convertible promissory note maturing August 31, 2020 and accrued interest of $975.00.

On June 29, 2020, the Company issued (i) 15,375 shares of Company common stock, and (ii) a $10,125 convertible promissory note maturing February 11, 2022, to a third-party investor in consideration of the investor’s cancellation of a $10,125 prior convertible promissory note maturing August 31, 2020.

On June 30, 2020, the Company issued (i) 786,300 shares of Company common stock, and (ii) $524,200 in convertible promissory notes maturing February 11, 2022, to three third-party investors in consideration of the investors’ cancellation of $524,200 in prior convertible promissory notes maturing August 31, 2020.

The issuances of the foregoing shares were made in reliance on the exemptions from registration provided by either (i) Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder, as each of the investors were prior investors of the Company, there was no general solicitation to the investors, the investors were accredited, and the transactions with the investors did not involve a public offering; or (ii) Rule 506(c) promulgated under Section 4(a)(2) as the investors were accredited.

On April 16, 2020, the Company issued 1,300,000 shares of Company common stock to a consultant for $143,130 of consulting services rendered to the Company. On May 8, 2020, the Company issued 250,000 shares of Company common stock to a consultant for $25,850 of consulting services rendered to the Company. On June 30, 2020, the Company issued 172,500 shares of Company common stock to a consultant for $28,652 of consulting services rendered to the Company. The issuances of the foregoing shares were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder, as there was no general solicitation to the consultants, the consultants were accredited, and the transactions with the investors did not involve a public offering.

On April 27, 2020, May 8, 2020, May 22, 2020, June 18, 2020, and June 25, 2020, the Company issued 1,118,877 shares, 1,179,591 shares, 1,076,056 shares, 949,512 shares, and 701,966 shares, respectively, of Company common stock to a lender in lieu of making weekly payments of approximately $60,107 to the lender. The Company then paid in full its obligations to the lender in the aggregate amount of $6,147,434, by (i) making a $4,000,000 cash payment to the lender on June 26, 2020, and (ii) issuing the lender on June 30, 2020, 12,928,563 shares of Company common stock at a fair value of $2,147,434. The issuances of the foregoing shares to the lender were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder, as there was no general solicitation to the lender, the lender was accredited, and the transactions with the lender did not involve a public offering.

On May 11, 2020, May 19, 2020, June 8, 2020, June 8, 2020, and June 17, 2020, the Company issued 500,000 shares, 250,000 shares, 250,000 shares, 250,000 shares, and 500,000 shares, respectively, of Company common stock to five lenders as partial consideration of the lenders making non-convertible bridge loans to the Company in the amounts of $100,000, $50,000, $50,000, $50,000, and $100,000, respectively. The issuances of these shares were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder, as there was no general solicitation to the lenders, the lenders were accredited, and the transactions with the lenders did not involve a public offering.

On June 30, 2020, the Company issued 8,196,721 to a lender in consideration of the lender’s $1,000,000 reduction in principal owing to the lender by the Company. The issuance of these shares was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder, as there was no general solicitation to the lenders, the lenders were accredited, and the transactions with the lenders did not involve a public offering.

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

36

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

37

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

10.20	Employment Agreement with Mark Finckle dated as of September 9, 2019 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 12, 2019)

10.21	Restricted Stock Agreement with Mark Finckle dated as of September 9, 2019 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 12, 2019)

21.1*	Subsidiaries of Viking Energy Group, Inc. (incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2020)

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

________

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

38

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIKING ENERGY GROUP, INC. (Registrant)

Date: August 19, 2020	/s/ James Doris
Principal Executive Officer

Date: August 19, 2020	/s/ Frank W. Barker, Jr.
Principal Financial and Accounting Officer

39