Form 10-Q/A
period 2020-06-30
VIKING ENERGY GROUP, INC.
filed 2020-08-24
CIK 1102432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q /A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Amended Report”) for the quarter ended June 30, 2020, of Viking Energy Group, Inc. (the “Company”) amends the Quarterly Report on Form 10-Q that was originally filed by the Company on August 20, 2020 (the “Original Report”), to (i) clarify the Company’s current percentage ownership of one of its subsidiaries in the “Plan of Operations” section of Part I, Item 2; and (ii) clarify the Company’s current liabilities in the “Results of Continuing Operations” section of Part I, Item 2. No other changes have been made to the Original Report, and this Amended Report is presented as of the filing date of the Original Report and does not reflect events occurring after that date or modify or update disclosures in any way other than as described herein.

2

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

8

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

b) Basis of Consolidation

The financial statements presented herein reflect the consolidated financial results of the Company, its wholly owned subsidiaries, Mid-Con Petroleum, LLC, Mid-Con Drilling, LLC, and Mid-Con Development, LLC, which were all formed to provide a base of operations for properties in the Central United States, and Petrodome Energy, LLC, Ichor Holdings, LLC, Ichor Energy, LLC, Ichor Energy (TX), LLC, and Ichor Energy (LA), LLC., and its majority owned (75%) subsidiary, Elysium Energy Holdings, LLC, and its wholly owned subsidiaries, Elysium Energy, LLC, Elysium Energy TX, LLC, Elysium Energy LA, LLC, Pointe A La Hache, L.L.C., Potash, L.L.C., Ramos Field, L.L.C., and Turtle Bayou, L.L.C., all based in Houston, Texas which provides a base of operations to facilitate property acquisitions in Texas, Louisiana and Mississippi. The noncontrolling interest (30%) of Elysium Energy Holdings, LLC and its subsidiaries is separately stated in stockholders’ equity in the consolidated balance sheet and the net income attributable to the noncontrolling interest is stated separately in the consolidated statement of operations. All significant intercompany transactions and balances have been eliminated.

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

The following schedule discloses the effects of changes in the Company’s ownership interest in its subsidiaries on the Company’s equity for the six months ended June 30, 2020:

Noncontrolling interest - December 31, 2019	$-

Transfers to the noncontrolling interest
Recognition of noncontrolling interest at fair value	-

Net loss attributable to noncontrolling interest	154,639

Change from net income attributable to Viking Energy Group, Inc. and transfers to from noncontrolling interest	$154,639

Note 7. Long Term Debt and Other Short-term Borrowings

Long term debt and other short-term borrowings consisted of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019

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

On June 13, 2018, the Company borrowed $12,400,000 pursuant to a revolving line of credit facility with a maximum principal amount of $30,000,000 from Crossfirst Bank, bearing interest 1.5% above a base rate equal to the prime rate of interest published by the Wall Street Journal, interest only for June and July of 2018, at which time Principal is payable at $100,000 monthly through the maturity date of May 10, 2021, at which time all remaining unpaid principal and accrued interest shall be due. The loan is secured by a mortgage on all of the oil and gas leases of Petrodome Energy, LLC and its subsidiaries, a security agreement covering all of Petrodome Energy, LLC’s assets and a guaranty by Viking Energy Group, Inc. The balance shown is net of unamortized discount of $0 at June 30, 2020 and $34,411 at December 31, 2019

	7,090,000	7,655,589

On December 28, 2018, to facilitate the acquisition of certain oil and gas assets, the Company, through its subsidiary, Ichor Energy LLC, entered into a Term Loan Credit Agreement with various lenders represented by ABC Funding, LLC as administrative agent. The agreement provided for a total loan amount of $63,592,000, bearing interest at a rate per annum equal to the greater of (i) a floating rate of interest equal to 10% plus LIBOR, and (ii) a fixed rate of interest equal to 12%, payable monthly on the last day of each calendar month, commencing January 31, 2019. Principal payments are made quarterly at 1.25% of the initial loan amount, commencing on the last business day of the fiscal quarter ending June 30, 2019. On June 3, 2020, the Term Loan Credit Agreement was amended to reduce the permitted Asset Coverage Ratio for the fiscal quarters ending March 31, 2020, June 30, 2020 and September 30, 2020 from 1.35:1.00 to 1.15:1.00.Additionally, the First Amendment revises the interest rate under the Term Loan for the period from May 16, 2020 a per annum interest rate (i) if, as of the last day of the immediately preceding fiscal quarter, the Asset Coverage Ratio is less than 1.50:1.00, then the interest rate is the greater of (x) a floating rate of interest equal to 11.00% plus LIBOR, and (y) a fixed rate of interest equal to 13.00%, or (ii) if, as of the last day of the immediately preceding fiscal quarter, the Asset Coverage Ratio is greater than or equal to 1.50:1.00, then the interest rate is the greater of (x) a floating rate of interest equal to 10.50% plus LIBOR and (y) a fixed rate of interest equal to 12.50%.Cash generated from the operation of these assets is restricted to lease operating expenses, the payment of debt service on the Term Loan, approximately $12,000,000 of oil and gas development projects approved by the lender, and distributions to the Company of $65,000 per month for general and administrative expenses, and a quarterly tax distribution at the current statutory rates. Within 30 days of the end of each quarter, commencing with the quarter ended June 30, 2019, Ichor Energy, LLC is required to pay, as an additional principal payment on the debt, any cash in excess of the MLR and the APOD Capex Amount. To the extent not previously paid, all loans under the Loan Agreement shall be due and payable on the December 28, 2023 (the Maturity Date). The loan agreement contains prepayment penalties through December 28, 2021 and “make-whole” obligations through December 28, 2020. In addition, at maturity (or sooner under certain circumstances which include prepayment of the loan or sale of Ichor Energy, LLC) the lenders will receive a payment approximating 7% of the fair value of Ichor Energy, LLC at that time; such amount is not estimable. Obligations under the loan agreement are secured by mortgages on the oil and gas leases of Ichor Energy, LLC and all of its subsidiaries, a security agreement covering all assets of Ichor Energy, LLC, and a pledge by Ichor Holdings of all if the membership interests in Ichor Energy LLC. The balance shown is net of unamortized discount of $3,069,544 at June 30, 2020 and $3,507,364 at December 31, 2019.

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

	-	23,777,948

On February14, 2019, the Company executed a promissory note payable to CrossFirst Bank in the amount of $56,760 for the purchase of transportation equipment, bearing interest at 7.15%, payable in 60 installments of $1,130, secured by a vehicle, with a maturity date of February 14, 2024.	43,567	48,658

On July 24, 2019, the Company through its wholly owned subsidiary, Mid-Con Petroleum, LLC, executed a promissory note payable to Cornerstone Bank in the amount of $2,241,758, bearing interest at 6%, payable interest only for the first year, then payable in 59 installments of $43,438, with a final payment due on a maturity date of July 24, 2025.The note is secured by a first mortgage on all of the assets of Mid-Con Petroleum, LLC and a guarantee of payment by Viking Energy Group, Inc. The balance shown is net of unamortized discount of $24,161 at June 30, 2020 and $26,538 at December 31, 2019.	2,217,598	2,215,221

On July 24, 2019, the Company through its wholly owned subsidiary, Mid-Con Drilling, LLC, executed a promissory note payable to Cornerstone Bank in the amount of $1,109,341, bearing interest at 6%, payable interest only for the first year, then payable in 59 installments of $21,495, with a final payment due on a maturity date of July 24, 2025. The note is secured by a first mortgage on all of the assets of Mid-Con Drilling, LLC and a guarantee of payment by Viking Energy Group, Inc. The balance shown is net of unamortized discount of $24,093 at June 30, 2020 and $26,464 at December 31, 2019.	1,034,585	1,032,215

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

	2,319,656	-

On April 18, 2020, the Company entered into an unsecured promissory note with Crossfirst Bank in the principal amount of $149,600 related to the CARES Act Payroll Protection Program. This note is fully guaranteed by the Small Business Administration and may be forgivable provided that certain criteria are met. The interest rate on the loan is 1%, and the note has a two-year maturity. The Company is required to make payments on the remaining principal of the note net of any loan forgiveness beginning November 18, 2020.	149,600	-

	132,468,807	99,592,928

Other short-term borrowings – with related parties:

On September 30, 2019, the Company received $910,000 under an agreement that requires the Company to make 28 weekly payments aggregating $1,237,600 through April 13, 2020. On December 23, 2019, the Company received an additional $242,750 under a replacement agreement that requires the Company to make 25 weekly payments aggregating $1,620,000 through June 15, 2020. The balance shown is net of the maximum discount of $413,445 at December 31, 2019.	-	1,141,755

On October 3, 2019, the Company received $480,200 under an agreement that requires the Company to make 28 weekly payments aggregating $666,400 through April 20, 2020. The balance shown is net of the maximum discount of $132,289 at December 31, 2019.	-	423,111

On December 23, 2019, the Company received $2,939,970 under an agreement that requires the Company to make 25 weekly payments aggregating $4,050,000 through June 15, 2020.The balance shown is net of the maximum discount of $1,110,030 at December 31, 2019.	-	2,855,368

On February 7, 2020, the Company received $900,000 from a company. The advance is non-interest bearing and payable on demand.	-	-

Other short-term borrowings:

On November 26, 2019, the Company received $200,000 from an individual. The advance was non-interest bearing and payable on demand	-	200,000

During May and June 2020, the Company received $350,000 from short-term unsecured promissory notes payable in six months from date of issue. The notes bear interest at 13.25% payable monthly and provide for the issuance of 500,000 common shares of the Company for every $100,000 invested. The balance shown is net of unamortized discount of $174,949.	175,051	-

On June 3, 2020, the Company received $25,000 from an individual.	25,000

Total long-term debt and other short-term borrowings	132,668,858	104,213,162
Less current portion	(63,059,086)	(19,225,045)
	$69,609,772	$84,988,117

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

The Company's business plan is to engage in the acquisition, exploration, development of and production from oil and natural gas properties, both individually and through collaborative partnerships with other companies in this field of endeavor. Viking has relationships with industry experts and formulated an acquisition strategy, with emphasis on acquiring under-valued, producing properties from distressed vendors or those deemed as non-core assets by larger sector participants. The Company does not focus on speculative exploration programs, but rather targets oil and gas properties with current production and untapped reserves. The Company’s growth strategy includes the following key initiatives:

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

On February 3, 2020, the subsidiary of the Company’s then-75%-owned subsidiary, Elysium Energy Holdings, LLC (now 70%-owned), acquired interests in oil and gas properties located in Texas and Louisiana, which included leases, working interests, and over-riding royalty interests in oil and gas properties in Texas (approximately 72 wells in 11 counties) and Louisiana (approximately 55 wells in 6 parishes), along with associated equipment. On February 4, 2020, Elysium hedged 75% of the estimated oil and gas production associated with the newly acquired assets for 2020, 60% of the estimated production for 2021 and 50% of the estimated production for the period between January, 2022 to July, 2022. Theses hedges have a floor of $45 and a ceiling ranging from $52.70 to $56.00 for oil, and a floor of $2.00 and a ceiling of $2.425 for natural gas.

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

29

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

As of June 30, 2020, the Company has total long-term debt and other short-term borrowings of $132,668,858, with a current portion of $63,059,086. The current portion consists primarily of (a) notes payable with a face value aggregating approximately $6.5 million as of June 30, 2020, due in August and December of 2020, (b) a revolving credit facility with a balance of $7,090,000 as of June 30, 2020, due in May of 2021, (c) a note payable of approximately $15.5 million as of June 30, 2020, due in June of 2021, (d) a term loan agreement of approximately $31.7 million as of June 30, 2020, and (e) other debtor obligations requiring principal payments of approximately $2 million in 2020 (see Going Concern Qualification in Note 1 to the consolidated financial statements included elsewhere herein).

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

Income (loss) from Operations

The Company generated an income from operations for the six months ended June 30, 2020 of $4,188,916, when compared to income from operations of $5,533,751 for the six months ended June 30, 2019.

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

37

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

38

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

39

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

40