Form 10-Q
period 2020-09-30
VIKING ENERGY GROUP, INC.
filed 2020-11-16
CIK 1102432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 14, 2020, the registrant had 225,977,584 shares of common stock outstanding.

VIKING ENERGY GROUP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIKING ENERGY GROUP, INC. Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash	$2,330,846	$1,761,495
Restricted cash	3,620,426	3,877,229
Accounts receivable – oil and gas - net	3,806,746	2,864,114
Prepaid expenses	33,178	168,994
Total current assets	9,791,196	8,671,832

Oil and gas properties, full cost method
Proved developed producing oil and gas properties, net	84,852,456	68,924,441
Proved undeveloped and non-producing oil and gas properties, net	56,221,132	50,817,675
Total oil and gas properties, net	141,073,588	119,742,116

Fixed assets, net	443,513	509,934
Derivative asset	4,376,174	-
Deposits	121,196	2,821,594
TOTAL ASSETS	$155,805,667	$131,745,476

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,351,493	$3,791,894
Accrued expenses and other current liabilities	4,298,851	3,229,594
Undistributed revenues and royalties	3,415,990	2,247,678
Derivative liability	965,903	5,158,822
Amount due to director	573,562	590,555
Current portion of long-term debt and other short-term borrowings – net of debt discount	61,614,657	19,225,045
Total current liabilities	73,220,456	34,243,588
Long term debt - net of current portion and debt discount	66,891,550	84,988,117
Operating lease liability	258,948	308,279
Asset retirement obligation	5,413,902	3,538,637
TOTAL LIABILITIES	145,784,856	123,078,621

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 28,092 shares issued and outstanding as of September 30, 2020 and December 31, 2019	28	28
Common stock, $0.001 par value, 500,000,000 shares authorized,
225,243,059 and 124,198,309 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively.	225,243	124,198
Additional paid-in capital	55,536,901	38,825,392
Accumulated deficit	(44,558,409)	(30,282,763)
Equity attributable to Viking Energy Group, Inc.	11,203,763	8,666,855
Noncontrolling interest	(1,182,952)	-
TOTAL STOCKHOLDERS’ EQUITY	10,020,811	8,666,855
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$155,805,667	$131,745,476

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. Consolidated Statements of Operations (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenue
Oil and gas sales	$10,149,387	$9,000,591	$31,487,202	$27,081,506

Operating expenses
Lease operating costs	4,991,648	3,547,662	13,147,640	9,004,334
General and administrative	1,190,145	1,076,287	3,391,982	3,367,591
Stock based compensation	3,235,200	402,451	3,686,582	444,533
Depreciation, depletion and amortization	2,573,183	2,379,725	8,671,593	6,978,604
Impairment of oil and gas properties	2,500,000	-	2,500,000	-
Accretion - ARO	119,659	72,042	360,937	230,269
Total operating expenses	14,609,835	7,478,167	31,758,734	20,025,331

Income from operations	(4,460,448)	1,522,424	(271,532)	7,056,175

Other income (expense)
Interest expense	(5,327,925)	(3,278,555)	(16,821,040)	(9,602,522)
Amortization of debt discount	(3,228,124)	(2,364,357)	(6,005,728)	(6,947,607)
Change in fair value of derivatives	(5,018,338)	5,539,255	8,569,093	267,688
Loss on financing settlements	-	-	(931,894)	-
Interest and other income	28	363	2,503	6,261
Total other income (expense)	(13,574,359)	(103,294)	(15,187,066)	(16,276,180)

Net income (loss) before income taxes	(18,034,807)	1,419,130	(15,458,598)	(9,220,005)
Income tax benefit (expense)	-	-	-	-
Net income (loss)	(18,034,807)	1,419,130	(15,458,598)	(9,220,005)
Net loss attributable to noncontrolling interest	1,028,313	-	1,182,952	-
Net income (loss) attributable to Viking Energy Group, Inc.	$(17,006,494)	$1,419,130	$(14,275,646)	$(9,220,005)
Earnings (loss) per common share
Basic and Diluted	$(0.08)	$0.02	$(0.09)	$(0.10)
Weighted average number of common shares outstanding
Basic and Diluted	203,843,871	92,586,983	154,476,293	91,632,904

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(15,458,598)	$(9,220,005)
Adjustments to reconcile net loss to cash provided by operating activities:
Change in fair value of derivative liability	(8,569,093)	(267,688)
Stock based compensation	3,686,582	444,533
Depreciation, depletion and amortization	8,671,593	6,978,604
Amortization of operational right-of-use assets	1,442	2,997
Accretion – Asset retirement obligation	360,937	230,269
Impairment of oil and gas properties	2,500,000	-
Amortization of debt discount	6,005,728	6,947,607
Loss on financing settlement	931,894	-
Stock-based interest expense	2,178,356	-
Changes in operating assets and liabilities
Accounts receivable	(942,632)	(2,307,266)
Prepaid expenses and other assets	86,214	26,639
Accounts payable	(1,440,401)	(806,594)
Accrued expenses and other current liabilities	2,058,495	1,753,034
Undistributed revenues and royalties	1,168,312	538,650
Net cash provided by operating activities	1,238,829	4,320,780

Cash flows from investing activities:
Investment in and acquisition of oil and gas properties	(1,527,473)	(4,641,453)
Acquisition of fixed assets	(34,075)	-
Proceeds from sale of oil and gas interests	84,816	552,966
Net cash used in investing activities	(1,476.732)	(4,088,487)

Cash flows from financing activities:
Proceeds from long-term debt	11,467,688	6,372,383
Repayment of long-term debt	(10,946,169)	(3,859,025)
Proceeds from amount due to director	-	195,000
Proceeds from sale of stock	7,925	-
Proceeds from exercise of warrants	38,000	-
Short term advance	-	693,706
Repayment of amount due director	(16,993)	-
Net cash provided by financing activities	550,451	3,402,064

Net increase in cash	312,548	3,634,357
Cash and Restricted Cash, beginning of period	5,638,724	4,009,892

Cash and Restricted Cash, end of period	$5,951,272	$7,644,249
Supplemental Cash Flow Information: Cash paid for:
Interest	$12,683,119	$7,664,537
Income taxes	$-	$-

Supplemental disclosure of Non-Cash Investing and Financing Activities:
Recognition of asset retirement obligation	$1,514,328	$94,796
Recognition of right-of-use asset and lease liability	$-	$367,365
Amortization of right-of-use asset and lease liability	$49,331	$43,723
Purchase of transportation equipment through direct financing	$-	$56760
Proceeds from sale of oil and gas properties paid directly to reduce debt	$-	$3,800,000
Elimination of asset retirement obligation associated with sale of assets	$-	$1,361,106
Issuance of shares as payment of interest on debt	$115,958	$620,508
Issuance of warrants for services	$699,819	$167,151
Issuance of warrants as discount on debt	$183,214	$3,129,012
Debt refinanced through new credit facility	$-	$3,310,000
Issuance of warrant shares as reduction of debt	$15,000	$-
Issuance of shares in debt conversion	$4,350,146	$-
Issuance of shares as discount on debt	$2,375,501	$-
Private placement debt exchanged for new private placement debt	$6,839,345	$-
Purchase of working interest through new debt	$29,496,356	$-
Recognition of beneficial conversion feature as discount on debt	$1,929,978	$-
Accrued interest rolled into new private placement	$141,985	$-
Issuance of shares as reduction of debt and accrued expenses	$4,110,250	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the nine months ended September 30, 2020

						Retained
	Preferred Stock		Common Stock		Additional	Earnings		Total
	Number	Amount	Number	Amount	Paid-in Capital	(Accumulated Deficit)	Noncontrolling Interest	Stockholders' Equity

Balances at December 31, 2019	28,092	$28	124,198,309	$124,198	$38,825,392	$(30,282,763)	$-	$8,666,855

Shares issued for services			20,949,410	20,949	2,965,814			2,986,763
Warrant exercise			423,238	423	37,577			38,000
Warrants exercised to reduce debt			150,000	150	14,850			15,000
Warrants issued for services			-		699,819			699,819
Warrants issued as debt discount					183,214			183,214
Shares issued as debt discount			20,355,911	20,356	2,355,145			2,375,501
Shares issued for sale of stock			99,064	99	7,826			7,925
Shares issued in conversion of debt			-	-	-			-
Shares issued for interest payments			760,012	760	115,198			115,958
Shares issued in conversion of debt			32,155,829	32,156	4,317,990			4,350,146
Beneficial conversion features as debt discount					1,929,978			1,929,978
Shares issued as reduction of debt and accrued expenses			26,151,286	26,152	4,084,098			4,110,250
Net income (loss)						(14,275,646)	(1,182,952)	(15,458,598)

Balances at September 30, 2020	28,092	$28	225,243,059	$225,243	$55,536,901	$(44,558,409)	$(1,182,952)	$10,020,811

For the nine months ended September 30, 2019

						Retained
	Preferred Stock		Common Stock		Additional	Earnings		Total
	Number	Amount	Number	Amount	Paid-in Capital	(Accumulated Deficit)	Noncontrolling Interest	Stockholders' Equity

Balances at December 31, 2018	28,092	$28	90,989,025	$90,989	$32,015,913	$(10,891,913)	$-	$21,215,017

Shares issued for services			1,637,876	1,638	275,144			276,782
Shares issued for interest			3,650,046	3,650	616,858			620,508
Warrants issued for services					167,751			167,751
Warrants issued as debt discount					3,129,012			3,129,012

Net loss						(9,220,005)		(9,220,005)

Balances at September 30, 2019	28,092	$28	96,276,947	$96,277	$36,204,678	$(20,111,918)	$-	$16,189,065

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. Notes to Consolidated Financial Statements (Unaudited)

Note 1 Nature of Business and Going Concern

Viking Energy Group, Inc. (“Viking” or the “Company”) is engaged in the acquisition, exploration, development and production of oil and natural gas properties, both individually and through collaborative partnerships with other companies in this field of endeavor.  Since the beginning of 2019, the Company has had the following related activities:

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

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $15,458,598 for the nine months ended September 30, 2020 as compared to a net loss of $9,220,005 for the nine months ended September 30, 2019. As of September 30, 2020, the Company has a working capital deficiency of approximately $63,000,000. The largest components of current liabilities creating this deficiency are (a) notes payable with a face value aggregating approximately $6.4 million as of September 30, 2020 due in December of 2020, (b) a revolving credit facility with a balance of $6,790,000 as of September 30, 2020 due in May of 2021, (c) a note payable of approximately $15.6 million as of September 30, 2020 due in June of 2021, and (d) a term loan agreement with a face value of approximately $34.3 million as of September 30, 2020.

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

7

•

The Company has a revolving credit facility with CrossFirst Bank, which was approved for $30,000,000. The balance outstanding at September 30, 2020 is approximately $6,790,000 with a maturity date of May 10, 2021. Additional funds could be made available from this facility for projects reviewed and approved by the lender.

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

Additionally, recent oil and gas price volatility as a result of geopolitical conditions and the global COVID-19 pandemic have already had and are expected to continue to have a negative impact on the Company’s financial position and results of operations. Negative impacts could include but are not limited to: the Company’s ability to sell our oil and gas production, reduction in the selling price of the Company’s oil and gas, failure of a counterparty to make required hedge payments, possible disruption of production as a result of worker illness or mandated production shutdowns, the Company’s ability to maintain compliance with loan covenants and/or refinance existing indebtedness, and access to new capital and financing.

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

b) Basis of Consolidation

The financial statements presented herein reflect the consolidated financial results of the Company, its wholly owned subsidiaries, Mid-Con Petroleum, LLC, Mid-Con Drilling, LLC, and Mid-Con Development, LLC, which were all formed to provide a base of operations for properties in the Central United States, and Petrodome Energy, LLC, Ichor Holdings, LLC, Ichor Energy, LLC, Ichor Energy (TX), LLC, and Ichor Energy (LA), LLC., and its majority owned (70%) subsidiary, Elysium Energy Holdings, LLC, and its wholly owned subsidiaries, Elysium Energy, LLC, Elysium Energy TX, LLC, Elysium Energy LA, LLC, Pointe A La Hache, L.L.C., Potash, L.L.C., Ramos Field, L.L.C., and Turtle Bayou, L.L.C., all based in Houston, Texas which provides a base of operations to facilitate property acquisitions in Texas, Louisiana and Mississippi. The noncontrolling (30%) interest of Elysium Energy Holdings, LLC and its subsidiaries is separately stated in stockholders’ equity in the consolidated balance sheet and the net income attributable to the noncontrolling interest is stated separately in the consolidated statement of operations. All significant intercompany transactions and balances have been eliminated.

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

Assets and liabilities measured at fair value as of and for the nine months ended September 30, 2020 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial Assets
Commodity Derivative	-	4,376,174	-	9,534,996
	$-	$4,376,174	$-	$9,534,996

Financial liabilities
Commodity Derivative	-	965,903	-	(965,903)
	$-	$965,903	$-	$(965,903)

Assets and liabilities measured at fair value as of and for the year ended December 31, 2019 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial Assets
Commodity Derivative	-	-	-	-

Financial liabilities
Commodity Derivative		5,158,822	-	(3,308,880)
	$-	$5,158,822	$-	$(3,308,880)

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

The derivative assets were $4,376,174 and $0 as of September 30, 2020 and December 31, 2019 respectively, and the derivative liabilities were $965,903 and $5,158,822 as of September 30, 2020 and December 31, 2019 respectively. The change in the fair value of the derivative assets and liabilities for the nine months ended September 30, 2020 consisted of an increase of $9,534,996 associated with commodity derivatives existing at the beginning of 2020 and an decrease of $965,903 associated with the new commodity derivative related to Elysium’s acquisition on February 3, 2020.

The table below is a summary of the Company’s commodity derivatives as of September 30, 2020:

Natural Gas	Period	Average MMBTU per Month	Fixed Price per MMBTU

Swap	Dec 18 to Dec 22	118,936	$2.715
Collar	Mar 20 / Aug 22	196,078	$2.00 / $2.43

Crude Oil	Period	Average BBL per Month	Price per BBL

Swap	Dec 18 to Dec 22	24,600	$50.85
Collar	Feb 20 to Dec 20	16,278	$45.00 / $54.20
Collar	Jan 21 to Dec 21	10,135	$45.00 / $56.00
Collar	Jan 22 to July 22	6,934	$45.00 / $52.70

e) Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investment securities that have original maturities of three months or less. At September 30, 2020 and December 31, 2019, the Company has cash deposits in excess of FDIC insured limits in the amounts of $3,176,970 and $4,163,360 respectively.

Restricted cash in the amount of $3,620,426 as of September 30, 2020 consists of $2,588,182 held by Ichor Energy, LLC and/or its subsidiaries and $1,032,244 held Elysium Energy, LLC and/or its subsidiaries.

Pursuant to the Term Loan Credit Agreement to which Ichor Energy LLC and its subsidiaries are parties, following March 31, 2019 the company is required at all times to maintain a minimum cash balance of $2,000,000 (the “MLR”). Within 30 days of the end of each quarter, commencing with the quarter ended June 30, 2019, the company is required to pay the lenders, as an additional principal payment on the debt, any cash in excess of (i) the MLR and (ii) any funds necessary for the capital expenditures contemplated to be expended in the next six month period by an approved plan of development (“APOD Capex Amount”). At September 30, 2020, the restricted cash did not exceed the MLR and the APOD Capex Amount.

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

f) Accounts receivable

Accounts receivable consist of oil and gas receivables. The Company evaluates these accounts receivable for collectability and, when necessary, records allowances for expected unrecoverable amounts. The Company has recorded an allowance for doubtful accounts of $217,057 at September 30, 2020 and December 31, 2019.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit of production method using estimates of proved reserves. Disposition of oil and gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in operations. Unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is included in loss from operations before income taxes.

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

j) Income (loss) per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding and adjusted by any effects of warrants and options outstanding during the period, if dilutive. For the three and nine months ended September 30, 2020 there were approximately 125,890,784 common stock equivalents that were omitted from the calculation of diluted income per share as they were not dilutive

k) Revenue Recognition

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

The following table disaggregates the Company’s revenue by source for the three and nine months ended September 30, 2020 and 2019:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

Oil	$8,041,917	$7,481,016	$25,107,672	$22,407,578
Natural gas and natural gas liquids	2,107,470	1,519,575	6,379,530	4,673,928

	$10,149,387	$9,000,591	$31,487,202	$27,081,506

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

The Company has estimated net operating loss carryforwards in excess of $20,000,000 at September 30, 2020. The potential benefit of these net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not that it will utilize the net operating losses carried forward in future years. In December 2017, tax legislation was enacted limiting the deduction for net operating losses from taxable years beginning after December 31, 2017 to 80% of current year taxable income, eliminating net operating loss carrybacks for losses arising in taxable years ending after December 31, 2017, and allowing net operating losses to be carried forward indefinitely. On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act was enacted which modified the prior legislation to allow 100% of the net operating losses arising in tax years 2018, 2019, and 2020 to be carried back five years. The Company does not have taxable income available in the carryback period. Net operating losses originating in taxable years beginning prior to January 1, 2018 are still subject to former carryover rules. The net operating loss carryforwards generated prior to this date of approximately $11,000,000 will expire between 2020 through 2038.

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

The following table represents stock warrant activity as of and for the nine months ended September 30, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding – December 31, 2019	44,629,939	0.26	5.6 years	-
Granted	7,072,747	0.07	-	-
Exercised	703,500	-	-	-
Forfeited/expired/cancelled	-		-	-

Warrants Outstanding – September 30, 2020	50,999,186	$0.25	4.8 years	$-

Outstanding Exercisable – September 30, 2020	50,999,186	$0.25	4.8 years	$-

The Company issued 573,375 common shares from the exercise of 703,500 warrants during the nine months ended September 30, 2020.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the three and nine months ended September 30, 2020 and 2019.

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

The following table describes the changes in the Company’s asset retirement obligations for the nine months ended September 30, 2020:

Nine months ended September 30, 2020

Asset retirement obligation – beginning	$3,538,637
Oil and gas purchases	1,514,328
Accretion expense	360,937

Asset retirement obligation – ending	$5,413,902

p) Undistributed Revenues and Royalties

The Company records a liability for cash collected from oil and gas sales that have not been distributed. The amounts get distributed in accordance with the working interests of the respective owners.

q) Subsequent events

The Company has evaluated all subsequent events from September 30, 2020 through the date of filing of this report.

Note 3. Business Acquisition

As discussed in Note 1, on February 3, 2020, the Company, through its subsidiary Elysium Energy, LLC (“Elysium Energy”) completed an acquisition of working interests in certain oil and gas leases in Texas and Louisiana. The aggregate consideration transferred for the working interests of $29,496,356 substantially consisted of (i) the net proceeds from the Company’s borrowings on February 3, 2020 with various lenders represented by 405 Woodbine, LLC and Camber Energy, Inc., less (ii) the net effect of the resolution of February 3, 2020 on all amounts outstanding under the Company’s December 2018 promissory note with RPM Investments in exchange for a new note with EMC Capital Partners, LLC (including the pay-down of such new note as a result of the post-closing adjustments). See Note 7 to the consolidated financial statements for further information on all of these borrowings. The aggregate consideration has been provisionally allocated to the fair value of assets and liabilities as follows:

Provisional Fair Value of Assets and Liabilities

Oil and Gas Properties	$31,010,684
Asset retirement obligations assumed	(1,514,328)

$29,496,356

Proforma unaudited condensed selected financial data for the three and nine months ended September 30, 2019 as though the Elysium Energy Acquisition had taken place at January 1, 2019 are as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

Revenues	$16,531,298	$44,731,386

Net loss	$4,240,249	$(4,625,242)

Net loss per share	$0.04	$(0.10)

Note 4. Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification and geographical cost center for the nine months ended September 30, 2020:

	December 31, 2019	Adjustments	Impairments	September 30, 2020

Proved developed producing oil and gas properties
United States cost center	$76,532,985	$23,054,130	$(1,500,000)	$98,087,115
Accumulated depreciation, depletion and amortization	(7,608,544)	(5,626,115)	-	(13,234,659)
Proved developed producing oil and gas properties, net	$68,924,441	$17,428,015	$(1,500,000)	$84,852,456

Undeveloped and non-producing oil and gas properties
United States cost center	$56,168,428	$9,399,212	$(1,000,000)	$64,567,640
Accumulated depreciation, depletion and amortization	(5,350,753)	(2,995,755)	-	(8,346,508)
Undeveloped and non-producing oil and gas properties, net	$50,817,675	$6,403,457	$(1,000,000)	$56,221,132

Total Oil and Gas Properties, Net	$119,742,116	$23,831,472	$(2,500,000)	$141,073,588

During the three months ended September 30, 2020, the Company recognized an impairment of oil and gas properties of $2,500,000 which is included in the accompanying Consolidated Statement of Operations.

Note 5. Related Party Transactions

The Company’s CEO and director, James Doris, has incurred expenses on behalf of, and made advances to, the Company in order to provide the Company with funds to carry on its operations. Additionally, Mr. Doris has made several loans through promissory notes to the Company, all accruing interest at 12%, and payable on demand. As of September 30, 2020, the total amount due to Mr. Doris for these loans is $573,562.

The Company’s CFO, Frank W. Barker, Jr., renders professional services to the Company through FWB Consulting, Inc., an affiliate of Mr. Barker’s. As of September 30, 2020, the total amount due to FWB Consulting, Inc. is $161,968 and is included in accounts payable.

As of September 30, 2020, Troy Caruso and various entities affiliated with Mr. Caruso owned in aggregate more than 10% of the Company’s outstanding common stock.  Mr. Caruso and/or his affiliates have provided funding to the Company from time to time, including under certain of the Company’s private placements, and one of the affiliates has provided consulting services to the company.  Such activity during the nine months ended September 30, 2020 includes the following:

1.

During the three months ended March 31, 2020, certain of the entities affiliated with Mr. Caruso increased their respective loans to the Company by $204,851, and along with accrued interest thereon of $21,149, exchanged their entire balance of $550,000 into the Company’s offering of a subordinated, secured, convertible debt instrument with equity features, and received 825,000 common shares in the exchange.

2.

During the three months ended June 30, 2020, the Company repaid all obligations associated with short-term funding arrangements advanced by Mr. Caruso and certain of his affiliated entities between September 30, 2019 and February 7, 2020. Such repayments, including applicable fees, consisted of $5,370,066 in cash and the issuance of 17,954,565 common shares at a fair value of $2,748,504.

3.

During the three months ended September 30, 2020, certain of these affiliated entities made two loans to the Company in the form of convertible promissory notes totaling $2,089,000. The Company issued 1,108,500 common shares upon execution of one of the notes. The affiliates elected to convert the entire principal amount owing under each convertible promissory note, and the Company issued 17,081,529 common shares in connection with such conversions.

4.	During the nine months ended September 30, 2020, the Company issued 5,547,394 common shares for consulting services to one of Mr. Caruso’s affiliates valued at $747,264

As of September 30, 2020, Mr. Caruso and affiliated entities hold $550,000 of the Company’s convertible debt on the terms of the offering commenced by the Company on February 18, 2020, and such amount is included in long-term debt.

Note 6. Equity

(a) Preferred Stock

The Company is authorized to issue 5,000,000 shares of Preferred Stock, par value $0.001 per share (the “Preferred Stock”), of which 50,000 have been designated as Series C Preferred Stock (the “Series C Preferred Stock”). Pursuant to the amended Certification of Designation of the Series C Preferred Stock filed on August 31, 2020, each share of Series C Preferred Stock entitles the holder thereof to 4,900 votes on all matters submitted to the vote of the stockholders of the Company. Each share of Series C Preferred Stock is convertible, at the option of the holder, at any time after the date of issuance of such share, at the office of the Company or any transfer agent for such stock, into 4,900 shares of fully paid and non-assessable common stock.

(b) Common Stock

On November 5, 2018, the Company amended its Articles of Incorporation to increase the number of shares of common stock the Company is authorized to issue from 100,000,000 to 500,000,000.

During the nine months ended September 30, 2020, the Company issued shares of its common stock as follows:

•	20,949,410 shares of common stock issued for services valued at fair value on the date of the transactions, totaling $2,986,763.

•	573,375 shares of common stock pursuant to the exercise of 703,000 warrants.

•	20,355,911 shares of common stock issued as discount on debt valued at fair value on the date of the transaction totaling $2,693,428.

•	99,064 shares of common stock issued pursuant to a subscription agreement for $7,925.

•	760,012 shares of common stock issued for interest at fair value on the date of the transaction totaling $115,959.

•	32,155,829 shares of common stock issued pursuant to debt conversions at stipulated contract rates totaling $4,350,146.

•	26,151,286 shares of common stock issued as reduction of debt and accrued expenses, valued at fair value on the date of the transaction totaling $4,110,250, and resulting in a loss on financing settlements of $931,894.

During the nine months ended September 30, 2019, the Company issued shares of its common stock as follows:

•	1,637,876 shares of common stock issued for services valued at fair value on the date of the transaction totaling $276,782.

•	3,650,046 shares of common stock issued for accrued interest on promissory notes

 (c) Noncontrolling Interest

As described in Note 7 to the consolidated financial statements, on February 3, 2020 and June 26, 2020, Viking borrowed $5.0 million and $4.2 million respectively from Camber Energy, Inc. As additional consideration for each loan, Viking assigned Camber 25% and 5% (respectively) of the membership interests in Elysium Holdings. At the time of assignments, the fair value of each such interest was zero.

The following schedule discloses the effects of changes in the Company’s ownership interest in its subsidiaries on the Company’s equity for the nine months ended September 30, 2020:

Noncontrolling interest - December 31, 2019	$-

Transfers to the noncontrolling interest
Recognition of noncontrolling interest at fair value	-

Net loss attributable to noncontrolling interest	1,182,952

Change from net income attibutable to Viking Energy Group, Inc and transfers to from noncontrolling interest	$1,182,952

Note 7. Long-Term Debt and Other Short-Term Borrowings

Long term debt and other short-term borrowings consisted of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019

Long-term debt:

During June through December of 2018, the Company borrowed $9,459,750 from private lenders, and exchanged $5,514,000 of amounts due lenders from prior borrowings as well as $191,250 in accrued interest, pursuant to a 10% Secured Promissory Note with 50% of the principal convertible into the Company’s common stock at $0.20 per share, all principal and accrued interest payable on the maturity date of December 31, 2020 (“the 2018 Convertible Notes”). The notes are secured by the Company’s membership interests in its subsidiaries, Petrodome Energy, LLC, Mid-Con Petroleum, LLC, Mid-Con Drilling, LLC, and Mid-Con Development, LLC. The balance shown is net of unamortized discount of $0 at September 30, 2020 and $2,086,008 at December 31, 2019. A majority of these lenders are also Viking shareholders.

	6,420,020	11,163,357

On June 13, 2018, the Company borrowed $12,400,000 pursuant to a revolving line of credit facility with a maximum principal amount of $30,000,000 from Crossfirst Bank, bearing interest 1.5% above a base rate equal to the prime rate of interest published by the Wall Street Journal. Principal is payable at $100,000 monthly through the maturity date of May 10, 2021, at which time all remaining unpaid principal and accrued interest is due. The loan is secured by a mortgage on all of the oil and gas leases of Petrodome Energy, LLC and its subsidiaries, a security agreement covering all of Petrodome Energy, LLC’s assets and a guaranty by Viking Energy Group, Inc. The balance shown is net of unamortized discount of $0 at September 30, 2020 and $34,411 at December 31, 2019

	6,790,000	7,655,589

On December 28, 2018, to facilitate the acquisition of certain oil and gas assets, the Company, through its subsidiary, Ichor Energy LLC, entered into a Term Loan Credit Agreement with various lenders represented by ABC Funding, LLC as administrative agent. The agreement provided for a total loan amount of $63,592,000, bearing interest at a rate per annum equal to the greater of (i) a floating rate of interest equal to 10% plus LIBOR, and (ii) a fixed rate of interest equal to 12%, payable monthly on the last day of each calendar month, commencing January 31, 2019. Principal payments are made quarterly at 1.25% of the initial loan amount, commencing on the last business day of the fiscal quarter ending June 30, 2019. On June 3, 2020, the Term Loan Credit Agreement was amended to reduce the permitted Asset Coverage Ratio for the fiscal quarters ending March 31, 2020, June 30, 2020 and September 30, 2020 from 1.35:1.00 to 1.15:1.00. Additionally, the First Amendment revises the interest rate under the Term Loan for the period from May 16, 2020 a per annum interest rate (i) if, as of the last day of the immediately preceding fiscal quarter, the Asset Coverage Ratio is less than 1.50:1.00, then the interest rate is the greater of (x) a floating rate of interest equal to 11.00% plus LIBOR, and (y) a fixed rate of interest equal to 13.00%, or (ii) if, as of the last day of the immediately preceding fiscal quarter, the Asset Coverage Ratio is greater than or equal to 1.50:1.00, then the interest rate is the greater of (x) a floating rate of interest equal to 10.50% plus LIBOR and (y) a fixed rate of interest equal to 12.50%. Cash generated from the operation of these assets is restricted to lease operating expenses, the payment of debt service on the Term Loan, approximately $12,000,000 of oil and gas development projects approved by the lender, and distributions to the Company of $65,000 per month for general and administrative expenses, and a quarterly tax distribution at the current statutory rates. Within 30 days of the end of each quarter, commencing with the quarter ended June 30, 2019, Ichor Energy, LLC is required to pay, as an additional principal payment on the debt, any cash in excess of the MLR and the APOD Capex Amount. To the extent not previously paid, all loans under the Loan Agreement shall be due and payable on the December 28, 2023 (the Maturity Date). The loan agreement contains prepayment penalties through December 28, 2021 and “make-whole” obligations through December 28, 2020. In addition, at maturity (or sooner under certain circumstances which include prepayment of the loan or sale of Ichor Energy, LLC) the lenders will receive a payment approximating 7% of the fair value of Ichor Energy, LLC at that time; such amount is not estimable. Obligations under the loan agreement are secured by mortgages on the oil and gas leases of Ichor Energy, LLC and all of its subsidiaries, a security agreement covering all assets of Ichor Energy, LLC, and a pledge by Ichor Holdings of all if the membership interests in Ichor Energy LLC. The balance shown is net of unamortized discount of $2,848,230 at September 30, 2020 and $3,507,364 at December 31, 2019.

	51,974,377	53,699,940

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

	-	23,777,948

On February 14, 2019, the Company executed a promissory note payable to CrossFirst Bank in the amount of $56,760 for the purchase of transportation equipment, bearing interest at 7.15%, payable in 60 installments of $1,130, secured by a vehicle, with a maturity date of February 14, 2024.	40,956	48,658

On July 24, 2019, the Company through its wholly owned subsidiary, Mid-Con Petroleum, LLC, executed a promissory note payable to Cornerstone Bank in the amount of $2,241,758, bearing interest at 6%, payable interest only for the first year, then payable in 59 installments of $43,438, with a final payment due on a maturity date of July 24, 2025. The note is secured by a first mortgage on all of the assets of Mid-Con Petroleum, LLC and a guarantee of payment by Viking Energy Group, Inc. The balance shown is net of unamortized discount of $22,959 at September 30, 2020 and $26,538 at December 31, 2019.

	2,218,799	2,215,221

On July 24, 2019, the Company through its wholly owned subsidiary, Mid-Con Drilling, LLC, executed a promissory note payable to Cornerstone Bank in the amount of $1,109,341, bearing interest at 6%, payable interest only for the first year, then payable in 59 installments of $21,495, with a final payment due on a maturity date of July 24, 2025. The note is secured by a first mortgage on all of the assets of Mid-Con Drilling, LLC and a guarantee of payment by Viking Energy Group, Inc. The balance shown is net of unamortized discount of $22,896 at September 30, 2020 and $26,464 at December 31, 2019.

	1,035,783	1,032,215

On February 3, 2020, the Company executed a promissory note payable to Camber Energy, Inc. in the amount of $5,000,000, bearing interest at 10.5% payable quarterly with a maturity date of February 3, 2022. On June 26, 2020, the Company executed a second promissory note payable to Camber Energy, Inc. in the amount of $4,200,000, also bearing interest at 10.5% payable quarterly with a maturity date of February 3, 2022. Both of these notes are generally convertible into common shares of Viking at a conversion price of $0.24 per share subject to certain restrictions. The terms of the notes provide Camber with a security interest (subject to certain prerequisites) in Viking’s 70% ownership of Elysium Holdings, LLC and Viking’s 100% ownership of Ichor Energy Holdings, LLC. Additionally, Viking provided Camber a junior security interest in the membership or common stock of ownership interests of all of Viking’s other existing and future, directly-owned or majority-owned subsidiaries.

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

On February 3, 2020, to facilitate the acquisition of certain oil and gas assets, the Company, through one of its subsidiaries, Elysium Energy LLC, entered into a Term Loan Credit Agreement with various lenders represented by 405 Woodbine, LLC as administrative agent. The agreement provides for a total loan amount of $35,000,000 at a 4.0% original issue discount. bearing interest at the prime rate plus seven and three quarters percent (7.75%) payable monthly.  Principal payments are due beginning on May 1, 2020, and on each month thereafter at one percent (1%) of the then-outstanding balance, and to the extent not paid on the maturity date of August 3, 2022. Cash generated from the operation of these assets is restricted to lease operating expenses, the payment of debt service on the Term Loan, oil and gas development projects approved by the lender, and a cost allocation of $150,000 per month for general and administrative expenses of the Company.  The Borrower shall have the right at any time to prepay all or a portion of the Loan Balance.  The loan agreement contains a prepayment penalty of 5% of any voluntary prepayment of principal through February 3, 2021 and 3% of  any voluntary prepayment of principal on or between February 3, 2021 and February 3, 2022. Commencing with the quarter ended September 30, 2020 the Borrower is required to make mandatory prepayments of principal equal to 75% of Excess Cash Flow as defined in the agreement without any prepayment penalty fees.  The loans are secured by mortgages on the oil and gas leases of Elysium Energy LLC and its subsidiaries, a security agreement covering all assets of Elysium and its subsidiaries, and a pledge of all of Elysium’s membership interests. The balance shown is net of unamortized discount of $3,647,458 at September 30, 2020.

	30,677,339	-

On or about February 18, 2020, the Company commenced an offering of securities consisting of a subordinated, secured, convertible debt instrument with equity features; during the nine months ended September 30, 2020, the Company borrowed $2,780,554 under this offering from private lenders. The notes bear interest at 12%, payable quarterly, contain a conversion entitlement to convert all or a portion of the amount outstanding into common shares of the Company at $0.175 per share, and provide for the issuance of 150,000 common shares of the Company for every $100,000 exchanged or advanced. As security, the holders received, pari passu with all other holders, a pledge of the Company’s membership interest in Elysium Energy Holdings, LLC, and, as soon as the Company’s obligations to EMC Capital Partners, LLC are satisfied, a pledge of the Company’s membership interest in Ichor Energy Holdings, LLC. Any unpaid principal and interest is due on the maturity date of February 11, 2022. The balance shown is net of unamortized discount of $1,665,130 as of September 30, 2020.

	3,671,874	-

On April 18, 2020, the Company entered into an unsecured promissory note with Crossfirst Bank in the principal amount of $149,600 related to the CARES Act Payroll Protection Program. This note is fully guaranteed by the Small Business Administration and may be forgivable provided that certain criteria are met. The interest rate on the loan is 1%, and the note has a two-year maturity. The Company is required to make payments on the remaining principal of the note net of any loan forgiveness beginning November 18, 2020.	149,600

On July 1, 2020 the Company received a loan of $150,000 from the U.S. Small Business Administration. The loan bears interest at 3.75%, and is payable in monthly installments of at $731 monthly beginning 12 months from the date of the note, with the remaining principal and accrued interest due 30 years from the date of the note.	150,000

	127,920,377	99,592,928

Other short-term borrowings – with related parties:

On September 30, 2019, the Company received $910,000 under an agreement that requires the Company to make 28 weekly payments aggregating $1,237,600 through April 13, 2020. On December 23, 2019, the Company received an additional $242,750 under a replacement agreement that requires the Company to make 25 weekly payments aggregating $1,620,000 through June 15, 2020. The balance shown is net of the maximum discount of $413,445 at December 31, 2019.	-	1,141,755

On December 23, 2019, the Company received $2,939,970 under an agreement that requires the Company to make 25 weekly payments aggregating $4,050,000 through June 15, 2020. The balance shown is net of the maximum discount of $1,110,030 at December 31, 2019.	-	2,855,368

Other short-term borrowings:

On October 3, 2019, the Company received $480,200 under an agreement that requires the Company to make 28 weekly payments aggregating $666,400 through April 20, 2020. The balance shown is net of the maximum discount of $132,289 at December 31, 2019.	-	423,111

On November 26, 2019, the Company received $200,000 from an individual. The advance was non-interest bearing and payable on demand.	-	200,000

During May and June 2020, the Company received $350,000 from short-term unsecured promissory notes payable in six months from date of issue. The notes bear interest at 13.25% payable monthly and provide for the issuance of 500,000 common shares of the Company for every $100,000 invested. The balance shown is net of unamortized discount of $40,610 as of September 30, 2020.	309,390	-

On July 3, 2020 the Company received $500,000 under a short-term promissory note payable in six months form the date of issue. The note bears interest at 12%, and provides for the issuance of 1,600,00 common shares of the Company. The balance shown is net of unamortized discount of $223,560 as of September 30, 2020.	276,440	-

Total long-term debt and other short-term borrowings	128,506,207	104,213,162
Less current portion	(61,614,657)	(19,225,045)
	$66,891,550	$84,988,117

Principal maturities of long-term debt for the next five years and thereafter are as follows:

Twelve-month period ended September 30,
	Principal	Unamortized Discount	Net
2021	$67,592,232	$5,977,575	$61,614,657
2022	18,088,867	1,375,297	16,713,570
2023	3,593,351	888,057	2,705,294
2024	46,815,929	222,175	46,593,754
2025	708,643	7,739	700,904
Thereafter	178,028	-	178,028

	$136,977,050	$8,470,843	$128,506,207

Loan Covenants

Pursuant to the terms of the Revolving Line of Credit Facility executed on June 13, 2018 with CrossFirst Bank for a maximum principal amount of $30,000,000, the Company is required to provide on a quarterly basis, certain information to the Bank relative to operational performance of the Borrowers, to include internally prepared consolidated financial statements, hedge reports, and a compliance certificate. At September 30, 2020, the Company is in compliance with these loan covenants.

Pursuant to the terms of the Term Loan Credit Agreement executed on December 28, 2018 with various lenders in the initial amount of $63,592,000 (and as amended in June 2020), the Company is required to provide, periodically to the lenders, certain information (including restrictive financial ratios) regarding the financial and operational performance of the related assets, accompanied by a compliance certificate. At September 30, 2020, the Company is in compliance with these loan covenants.

Pursuant to the terms of the Term Loan Credit Agreement executed on February 3, 2020 with various lenders in the initial amount of $36,458,333, the Company is required to periodically provide the lenders certain information (including restrictive financial ratios) regarding the financial and operational performance of the related assets, accompanied by a compliance certificate. The Company was in compliance with all loan covenants except certain mid-year financial ratios at June 30, 2020; in August 2020, the Company (i) obtained a waiver from the lenders of such noncompliance as of June 30, 2020 and (ii) modified and added certain covenants to the Term Loan Credit Agreement. The Company is in compliance with all applicable covenants in the agreement at September 30, 2020. Given current difficult and volatile economic conditions, the Company has continued to classify this debt as a current liability in the accompanying Consolidated Balance Sheet at September 30, 2020 as the Company is uncertain as to its ability to comply with all of the covenants in the future.

Note 8. Commitments and contingencies

Office lease

In April 2018, the Company’s subsidiary, Petrodome Energy, LLC entered into a 66-month lease for 4,147 square feet of office space for the Company’s corporate office in Houston, Texas. The annual base rent commenced at $22.00 per square foot, and escalates at $0.50 per foot each year through expiration of the lease term. Operating lease expense is recognized on a straight-line basis over the lease term. Operating lease expense was $48,192 and $72,228 for the nine months ended September 30, 2020 and 2019.

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

Note 9. Subsequent Events

In a series of separate transactions subsequent to September 30, 2020, the Company issued 359,525 shares of common stock in exchange for services rendered by two separate parties.

During October 2020, the Company executed two new promissory notes totaling $250,000, and concurrently issued 375,000 common shares pursuant to the terms of the notes.

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

Pending Merger

On August 31, 2020, The Company entered into an Amended and Restated Merger with Camber Energy, to amend and restate the Original Agreement. In addition to restating the Merger Amendments, the A&R Merger Agreement amended the agreement to: (a) provide for Viking to continue to have 28,092 shares of its Series C Preferred Stock issued and outstanding as of the closing of the Merger; (b) provide for such Series C Preferred Stock of Viking to be exchanged, on a one-for-one basis for a series of Series A Convertible Preferred Stock of Camber, which have substantially similar terms as the Viking Series C Preferred Stock (as recently amended), but with the holder thereof having the right to convert such Series A Convertible Preferred Stock into, and the right to vote a number of voting shares equal to, the number of shares of common stock of Camber which would have been issuable to the holder of such Series C Preferred Stock of Viking upon the closing of the Merger, had such preferred stock been fully converted into common stock prior to closing; (c) make other amendments throughout the Original Merger Agreement to provide for the concept of the exchange of Viking preferred stock for Camber preferred stock; (d) remove the closing conditions related to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which the parties have determined will not apply to the Merger; (e) provide for Viking’s consent to the Company’s payment of an aggregate of $600,000 in consideration to each non-executive member of the Camber Board of Directors and each Camber executive officer (which had previously been approved in concept by Viking pursuant to the Merger Amendments); (f) provide for Camber’s consent to an amendment to the designation of the terms of Viking’s Series C Preferred Stock, subject to applicable law and the approval of the holder thereof; (g) remove certain closing conditions to the Merger which have already occurred to date; (h) include as a closing condition that Viking must receive an opinion, from legal counsel or an independent public or certified accountant, in form and substance reasonably satisfactory to Viking, dated as of the closing date of the Merger, to the effect that, on the basis of facts, representations and assumptions set forth or referred to in such opinion, for U.S. federal income tax purposes, the Merger will be treated as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code; (i) provide that Viking shall not have more than 28,092 shares of Series C Preferred Stock issued and outstanding at the time the Merger closes; (j) clarify that if the merger is not completed because Camber’s shareholders do not approve the merger, Camber would retain a 15% membership interest in Elysium Energy Holdings, LLC; and (k) make certain other clarifying changes and updates to the Original Merger Agreement.

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

Going Concern Qualification

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $15,458,598 for the nine months ended September 30, 2020 as compared to a net loss of $9,220,005 for the nine months ended September 30, 2019. As of September 30, 2020, the Company has a working capital deficiency of approximately $63,000,000. The largest components of current liabilities creating this deficiency are (a) notes payable with a face value aggregating approximately $6.4 million as of September 30, 2020 due in December of 2020, (b) a revolving credit facility with a balance of $6,790,000 as of September 30, 2020, due in May of 2021, (c) a note payable of approximately $15.6 million as of September 30, 2020, due in June of 2021, and (d) a term loan agreement of approximately $30.7 million as of September 30, 2020.

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

•

The Company has a revolving credit facility with CrossFirst Bank, which was approved for $30,000,000. The balance outstanding at September 30, 2020 is approximately $6,790,000 with a maturity date of May 10, 2021. Additional funds could be made available from this facility for projects reviewed and approved by the lender.

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

RESULTS OF CONTINUING OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the nine months ended September 30, 2020 and 2019, should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 30, 2020.

Liquidity and Capital Resources

As of September 30, 2020, and December 31, 2019, the Company had $5,951,272 (of which $3,620,426 is restricted) and $5,638,724 (of which $3,877,229 is restricted) in cash holdings, respectively.

Restricted cash in the amount of $3,620,426 as of September 30, 2020 consists of $2,588,182 held by Ichor Energy, LLC and/or its subsidiaries and $1,032,244 held Elysium Energy, LLC and/or its subsidiaries.

Pursuant to the Term Loan Credit Agreement to which the Company’s subsidiary, Ichor Energy LLC and its subsidiaries are parties, following March 31, 2019 the company is required at all times to maintain a minimum cash balance of $2,000,000 (the “MLR”). Within 30 days of the end of each quarter, commencing with the quarter ended June 30, 2019, the borrower is required to pay the lenders, as an additional principal payment on the debt, any cash in excess of (i) the MLR and (ii) any funds necessary for the capital expenditures contemplated to be expended in the next six month period by an approved plan of development (“APOD Capex Amount”). At September 30, 2020, the restricted cash did not exceed the MLR and the APOD Capex Amount.

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

As of September 30, 2020, the Company has total long-term debt and other short-term borrowings of $128,506,207, with a current portion of $61,614,657. The current portion consists primarily of (a) notes payable with a face value aggregating approximately $6.4 million as of September 30, 2020, due in December of 2020, (b) a revolving credit facility with a balance of $6,790,000 as of September 30, 2020, due in May of 2021, (c) a note payable of approximately $156 million as of September 30, 2020, due in June of 2021, and (d) a term loan agreement of approximately $30.7 million as of September 30, 2020. (see Going Concern Qualification in Note 1 to the consolidated financial statements included elsewhere herein).

Three months ended September 30, 2020 compared to the three months ended September 30, 2019

Revenue

The Company had gross revenues of $10,149,387 for the three months ended September 30, 2020, as compared to $9,000,591 for the three months ended September 30, 2019, reflecting an increase in excess of 12% or $1,148,796. This increase in revenue is primarily a result of the increased production from the oil and gas assets acquired in February of 2020.

Expenses

The Company’s operating expenses increased by approximately 95%, or $7,131,668 to $14,609,835 for the three-month period ended September 30, 2020, from $7,478,167 in the corresponding prior period. A significant portion of this increase is due to an increase in stock-based compensation of $2,832,749 to $3,235,200 during the three months ended September 30, 2020 as compared to $402,451 for the corresponding period in 2019, and a $2,500,000 impairment charge against oil and gas assets during the three months ended September 30, 2020. The increases in lease operating costs and DD&A are primarily attributable to the acquisition of additional oil and gas assets during the quarter ended March 31, 2020. Lease operating costs increased by approximately 40%, or $1,443,986, to 4,991,648 from $3,547,662 as compared to the three months ended September 30, 2019. DD&A expense, a non-cash expense, increased by $193,458, to $2,573,183 from $2,379,725 for the corresponding period in 2019. General and administrative expenses reflected an increase of approximately 10%, to $1,190,145, when compared to $1,076,287 in the corresponding prior period.

Income (loss) from Operations

The Company generated a loss from operations for the three months ended September 30, 2020 of $(4,460,448), when compared to income from operations of $1,522,424 for the three months ended September 30, 2019.

Other Income (Expense)

The Company had other expense of $(13,574,359) for the three months ended September 30, 2020, as compared to other expense of $(103,294) for the three months ended September 30, 2019. This significant difference is primarily a result of a loss on the Company’s commodity derivatives, stock-based interest expense related to certain financing transactions and amortization of debt discount due to increased debt associated with acquisitions.

Net Income (Loss)

The Company had net loss of $(18,034,807) during the three-month period ended September 30, 2020, compared with a net income of $1,419,130 for the three-month period ended September 30, 2019, a $19,453,937 difference primarily as a result of the items discussed above.

Nine months ended September 30, 2020, compared to the nine months ended September 30, 2019

Revenue

The Company had gross revenues of $31,487,202 for the nine months ended September 30, 2020, as compared to $27,081,506 for the nine months ended September 30, 2019, reflecting an increase in excess of 16% or $4,405,696. This increase in revenue is primarily a result of the increased production from the oil and gas assets acquired in February of 2020, and to a lesser extent enhancement to existing wells.

Expenses

The Company’s operating expenses increased by approximately 59%, or $11,733,403 to $31,758,734 for the nine-month period ended September 30, 2020, from $20,025,331 in the corresponding prior period. A significant portion of this increase is due to an increase in stock-based compensation of $3,242,049 to $3,686,582 during the nine months ended September 30, 2020 as compared to $444,533 for the corresponding period in 2019 , and a $2,500,000 impairment charge against oil and gas assets during the three months ended September 30, 2020. The increases in lease operating costs and DD&A are primarily attributable to the acquisition of additional oil and gas assets during the quarter ended March 31, 2020. Lease operating costs increased by approximately 46%, or $4,143,306, to 13,147,640 from $9,004,334 as compared to the nine months ended September 30, 2019. DD&A expense, a non-cash expense, increased by $1,692,989, to $8,671,593 from $6,978,604 for the corresponding period in 2019. General and administrative expenses reflected a decrease of $24,391 to $3,391,982, when compared to $3,367,591 in the corresponding prior period.

Income (loss) from Operations

The Company, generated a loss from operations for the nine months ended September 30, 2020 of $(271,532), when compared to income from operations of $7,056,175 for the nine months ended September 30, 2019.

Other Income (Expense)

The Company had other expense of $(15,187,066) for the nine months ended September 30, 2020, as compared to other expense of $(16,276,180) for the nine months ended September 30, 2019. The components of this difference consist of a gain on the Company’s commodity derivatives offset by stock-based interest expense related to certain financing transactions, a loss on financing settlements and increased interest expense and amortization of debt discount due to increased debt associated with acquisitions.

Net Income (Loss)

The Company had a net loss of $(15,458,598) during the nine-month period ended September 30, 2020, compared with a net loss of $(9,220,005) for the nine-month period ended September 30, 2019, a $6,238,593 difference primarily as a result of the items discussed above.

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

The full cost method requires the Company to calculate quarterly, by cost center, a “ceiling,” or limitation on the amount of properties that can be capitalized on the balance sheet. To the extent capitalized costs of oil and natural gas properties, less accumulated depletion and related deferred taxes, exceed the sum of the discounted future net revenues of proved oil and natural gas reserves, the lower of cost or estimated fair value of unproved not properties subject to amortization, the cost of properties not being amortized, and the related tax amounts, such excess capitalized costs are charged to expense.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Management will continue to monitor and evaluate the effectiveness of the Company's internal controls and procedures and the Company's internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. There were no changes in Internal Control Over Financial Reporting during the quarter ended September 30, 2020.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of commercial operations in the normal course of business. As of September 30, 2020, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2020, the Company issued unregistered equity securities as described below:

Convertible Promissory Note Exchanges

On July 3, 2020, the Company issued 150,000 shares of common stock of the Company and a $100,000 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount.

On July 6, 2020, the Company issued 425,250 shares of common stock of the Company and a $283,500 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount.

On July 7, 2020, the Company issued 75,000 shares of common stock of the Company and a $50,000 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount.

On July 7, 2020, the Company issued 112,500 shares of common stock of the Company and a $75,000 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount.

On July 8, 2020, the Company issued 9,000 shares of common stock of the Company and a $6,000 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount.

On July 11, 2020, the Company issued 75,000 shares of common stock of the Company and a $50,000 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount.

On July 12, 2020, the Company issued 75,000 shares of common stock of the Company and a $50,000 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount.

On July 12, 2020, the Company issued 121,500 shares of common stock of the Company and a $81,000 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount.

On July 13, 2020, the Company issued 112,500 shares of common stock of the Company and a $75,000 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount.

On July 15, 2020, the Company issued 121,500 shares of common stock of the Company and a $81,000 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount.

On July 16, 2020, the Company issued 66,825 shares of common stock of the Company and a $44,550 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount.

On July 20, 2020, the Company issued 300,000 shares of common stock of the Company and a $200,000 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount.

On July 21, 2020, the Company issued 30,375 shares of common stock of the Company and a $20,250 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount.

On July 21, 2020, the Company issued 60,750 shares of common stock of the Company and a $40,500 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount.

On July 21, 2020, the Company issued 75,000 shares of common stock of the Company and a $50,000 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount.

On July 26, 2020, the Company issued 75,000 shares of common stock of the Company and a $50,000 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount.

On July 29, 2020, the Company issued 60,750 shares of common stock of the Company and a $40,500 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount.

On July 29, 2020, the Company issued 37,500 shares of common stock of the Company and a $25,000 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount.

On July 29, 2020, the Company issued 1,110,000 shares of common stock of the Company and a $740,000 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount.

On July 30, 2020, the Company issued 60,750 shares of common stock of the Company and a $40,500 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount.

On August 3, 2020, the Company issued 150,000 shares of common stock of the Company and a $100,000 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount.

On August 3, 2020, the Company issued 91,125 shares of common stock of the Company and a $60,750 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount.

On August 3, 2020, the Company issued 15,000 shares of common stock of the Company and a $10,000 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount.

On August 5, 2020, the Company issued 151,875 shares of common stock of the Company and a $101,250 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount.

On August 5, 2020, the Company issued 30,375 shares of common stock of the Company and a $20,250 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount.

On August 7, 2020, the Company issued 12,150 shares of common stock of the Company and a $8,100 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount.

On August 10, 2020, the Company issued 75,000 shares of common stock of the Company and a $50,000 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount.

On August 18, 2020, the Company issued (i) 150,000 shares of Company common stock, and (ii) a $100,000 convertible promissory note maturing February 11, 2022, to a third-party investor in consideration for cash in the amount of $100,000, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount.

On August 25, 2020, the Company issued 36,450 shares of common stock of the Company and a $24,300 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount.

On September 2, 2020, the Company issued 90,000 shares of common stock of the Company and a $60,000 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount.

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

Convertible Promissory Note Exchanges and Immediate Conversions

On July 7, 2020, the Company issued 37,500 shares of common stock of the Company and a $25,000 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount, and immediately thereafter the investor converted the entire principal amount into shares of common stock of the Company at $0.15 per share and was issued 166,667 shares of common stock of the Company in the conversion.

On July 23, 2020, the Company issued 75,000 shares of common stock of the Company and a $50,000 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount, and immediately thereafter the investor converted the entire principal amount into shares of common stock of the Company at $0.15 per share and was issued 333,333 shares of common stock of the Company in the conversion.

On July 23, 2020, the Company issued 37,500 shares of common stock of the Company and a $25,000 convertible promissory note with a maturity date of February 11, 2022. and immediately thereafter, the noteholder converted the entire principal amount into shares of common stock of the Company at $0.15 per share and was issued 166,667 shares of common stock of the Company in the conversion.

On July 23, 2020, the Company issued 243,000 shares of common stock of the Company and a $162,000 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount, and immediately thereafter the investor converted the entire principal amount into shares of common stock of the Company at $0.15 per share and was issued 1,080,000 shares of common stock of the Company in the conversion.

On July 27, 2020, the Company issued 150,000 shares of common stock of the Company and a $100,000 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount, and immediately thereafter the investor converted the entire principal amount into shares of common stock of the Company at $0.15 per share and was issued 666,667 shares of common stock of the Company in the conversion.

On July 27, 2020, the Company issued 22,200 shares of common stock of the Company and a $14,800 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount, and immediately thereafter the investor converted the entire principal amount into shares of common stock of the Company at $0.15 per share and was issued 98,667 shares of common stock of the Company in the conversion.

On July 27, 2020, the Company issued 52,800 shares of common stock of the Company and a $35,200 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount, and immediately thereafter the investor converted the entire principal amount into shares of common stock of the Company at $0.15 per share and was issued 234,667 shares of common stock of the Company in the conversion.

On July 27, 2020, the Company issued 75,000 shares of common stock of the Company and a $100,000 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount, and immediately thereafter the investor converted the entire principal amount into shares of common stock of the Company at $0.15 per share and was issued 333,333 shares of common stock of the Company in the conversion.

On July 28, 2020, the Company issued 225,000 shares of common stock of the Company and a $150,000 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount, and immediately thereafter the investor converted the entire principal amount into shares of common stock of the Company at $0.15 per share and was issued 1,000,000 shares of common stock of the Company in the conversion.

On July 28, 2020, the Company issued 136,080 shares of common stock of the Company and a $90,720 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount, and immediately thereafter the investor converted the entire principal amount into shares of common stock of the Company at $0.15 per share and was issued 604,800 shares of common stock of the Company in the conversion.

On July 28, 2020, the Company issued 106,500 shares of common stock of the Company and a $71,000 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount, and immediately thereafter the investor converted the entire principal amount into shares of common stock of the Company at $0.15 per share and was issued 473,333 shares of common stock of the Company in the conversion.

On July 28, 2020, the Company issued 30,375 shares of common stock of the Company and a $20,250 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount, and immediately thereafter the investor converted the entire principal amount into shares of common stock of the Company at $0.15 per share and was issued 135,000 shares of common stock of the Company in the conversion.

On July 28, 2020, the Company issued 60,750 shares of common stock of the Company and a $40,500 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount, and immediately thereafter the investor converted the entire principal amount into shares of common stock of the Company at $0.15 per share and was issued 270,000 shares of common stock of the Company in the conversion.

On July 28, 2020, the Company issued 298,313 shares of common stock of the Company and a $198,875 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount, and immediately thereafter the investor converted the entire principal amount into shares of common stock of the Company at $0.15 per share and was issued 1,325,833 shares of common stock of the Company in the conversion.

On July 28, 2020, the Company issued 121,500 shares of common stock of the Company and a $81,000 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount, and immediately thereafter the investor converted the entire principal amount into shares of common stock of the Company at $0.15 per share and was issued 540,000 shares of common stock of the Company in the conversion.

On July 28, 2020, the Company issued 121,500 shares of common stock of the Company and a $81,000 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount, and immediately thereafter the investor converted the entire principal amount into shares of common stock of the Company at $0.15 per share and was issued 540,000 shares of common stock of the Company in the conversion.

On July 28, 2020, the Company issued 48,600 shares of common stock of the Company and a $32,400 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount, and immediately thereafter the investor converted the entire principal amount into shares of common stock of the Company at $0.15 per share and was issued 216,000 shares of common stock of the Company in the conversion.

On July 28, 2020, the Company issued 75,000 shares of common stock of the Company and a $50,000 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount, and immediately thereafter the investor converted the entire principal amount into shares of common stock of the Company at $0.15 per share and was issued 333,333 shares of common stock of the Company in the conversion.

On July 28, 2020, the Company issued 30,375 shares of common stock of the Company and a $20,250 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount, and immediately thereafter the investor converted the entire principal amount into shares of common stock of the Company at $0.15 per share and was issued 135,000 shares of common stock of the Company in the conversion.

On July 28, 2020, the Company issued 30,375 shares of common stock of the Company and a $20,250 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount, and immediately thereafter the investor converted the entire principal amount into shares of common stock of the Company at $0.15 per share and was issued 135,000 shares of common stock of the Company in the conversion.

On July 28, 2020, the Company issued 60,750 shares of common stock of the Company and a $40,500 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount, and immediately thereafter the investor converted the entire principal amount into shares of common stock of the Company at $0.15 per share and was issued 270,000 shares of common stock of the Company in the conversion.

On July 28, 2020, the Company issued 182,250 shares of common stock of the Company and a $121,500 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount, and immediately thereafter the investor converted the entire principal amount into shares of common stock of the Company at $0.15 per share and was issued 810,000 shares of common stock of the Company in the conversion.

On July 28, 2020, the Company issued 24,300 shares of common stock of the Company and a $16,200 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount, and immediately thereafter the investor converted the entire principal amount into shares of common stock of the Company at $0.15 per share and was issued 108,000 shares of common stock of the Company in the conversion.

On July 29, 2020, the Company issued 537,600 shares of common stock of the Company and a $358,400 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount, and immediately thereafter the investor converted the entire principal amount into shares of common stock of the Company at $0.15 per share and was issued 2,389,333 shares of common stock of the Company in the conversion.

On July 29, 2020, the Company issued 30,375 shares of common stock of the Company and a $20,250 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount, and immediately thereafter the investor converted the entire principal amount into shares of common stock of the Company at $0.15 per share and was issued 135,000 shares of common stock of the Company in the conversion.

On July 29, 2020, the Company issued 157,950 shares of common stock of the Company and a $105,300 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount, and immediately thereafter the investor converted the entire principal amount into shares of common stock of the Company at $0.15 per share and was issued 702,000 shares of common stock of the Company in the conversion.

On July 30, 2020, the Company issued 30,000 shares of common stock of the Company and a $20,000 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount, and immediately thereafter the investor converted the entire principal amount into shares of common stock of the Company at $0.15 per share and was issued 133,333 shares of common stock of the Company in the conversion.

On July 30, 2020, the Company issued 150,000 shares of common stock of the Company and a $100,000 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount, and immediately thereafter the investor converted the entire principal amount into shares of common stock of the Company at $0.15 per share and was issued 666,667 shares of common stock of the Company in the conversion.

On July 30, 2020, the Company issued 150,000 shares of common stock of the Company and a $100,000 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount, and immediately thereafter the investor converted the entire principal amount into shares of common stock of the Company at $0.15 per share and was issued 666,667 shares of common stock of the Company in the conversion.

On July 31, 2020, the Company issued 91,125 shares of common stock of the Company and a $60,750 convertible promissory note with a maturity date of February 11, 2022, to a third party investor in consideration of the cancellation of a prior convertible promissory note held by the investor in the same amount, and immediately thereafter the investor converted the entire principal amount into shares of common stock of the Company at $0.15 per share and was issued 405,000 shares of common stock of the Company in the conversion.

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

Consulting Issuances

On July 15, 2020, the Company issued 51,829 shares of Company common stock to a consultant for $8,293 of consulting services rendered to the Company. On July 20, 2020, the Company issued 1,150,000 shares of Company common stock to consultants for $178,250 of consulting services rendered to the Company. On July 20, 2020, the Company issued 1,000,000 shares of Company common stock to an employee for $155,000. On July 20, 2020, the Company issued 210,000 shares of Company common stock to a consultant for $32,550 of consulting services rendered to the Company. On July 20, 2020, the Company issued 435,550 shares of the Company’s common stock to a consultant affiliated with the Company for $67,510. On July 31, 2020, the Company issued 57,432 shares of Company common stock to a consultant for $28,328 of consulting services rendered to the Company. On July 31, 2020, the Company issued a total of 10,000,000 shares of Company common stock to a group of consultants for $1,450,000 of consulting services rendered to the Company. On July 31, 2020, the Company issued 2,000,000 shares of Company common stock to a group of consultants for $290,000f of consulting services rendered to the Company.  On July 31, 2020, the Company issued 250,000 shares of Company common stock to a consultant for $36,250 consulting services rendered to the Company. On August 21, 2020, the Company issued 2,139,344 shares of the Company’s common stock to a consultant affiliated with the Company for $256,721 On August 27, 2020, the Company issued 210,000 shares of Company common stock to a consultant for $27,300 of consulting services rendered to the Company. On September 1, 2020, the Company issued 4,500,000 shares of Company common stock as additional consideration to a lender for a first amendment to term loan agreement, at a fair value of $472,500. On September 27, 2020, the Company issued 210,000 shares of Company common stock to a consultant for $25,179 of consulting services rendered to the Company.

The issuances of the foregoing shares were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder, as there was no general solicitation to the consultants, the shareholders were accredited, and the transactions with the shareholders did not involve a public offering.

Other Issuances

On July 3, 2020, the Company issued (i) 1,600,000 shares of Company common stock, and (ii) a $500,000 convertible promissory note maturing January 3, 2021, to a third-party investor in consideration for cash in the amount of $500,000.

On July 9, 2020, July 15, 2020, July 23, 2020 and July 31, 2020, the Company issued 760,012 shares of common stock of the Company to various third-party investors as payment for interest on indebtedness with a total fair value of $115,958.

On September 30, 2020, the Company issued 99,064 shares of common stock of the Company to a third-party investor in consideration of a cash payment of $7,925.

The issuances of the foregoing shares were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder, as there was no general solicitation to the investors, the investors were accredited, and the transactions did not involve a public offering.

On July 31, 2020, the Company issued 7,125 shares of common stock of the Company to a third-party investor pursuant to the exercise of warrants. The issuance of these shares was made in reliance on the exemptions from registration provided by Section 3(a)(9) and Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder, as the common stock was issued in exchange for warrants held by the investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation to the investor, the investor was accredited, and the transaction did not involve a public offering.

On July 3, 2020, the Company issued to an affiliated Troy Caruso entity a $1,350,000 promissory note maturing November 2, 2020. On or about July 7, 2020, the parties executed an amendment to the note to include a conversion feature allowing conversion of up to 100% of the balance of the note into shares of common stock of the Company at a rate of $0.122 per share. On July 13, 2020 the noteholder converted the entire principal amount into shares of common stock of the Company at $0.122 per share and was issued 11,065,574 shares of common stock of the Company in the conversion. The issuance of these shares was made in reliance on the exemptions from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder, as the common stock was issued in exchange for debt of the Company held by the lender, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation to the lender, the lender was an accredited investor, and the transaction did not involve a public offering.

On August 25, 2020, the Company issued to an affiliated Troy Caruso entity a $739,000 promissory note maturing February 25, 2021, which included a conversion feature allowing the noteholder to convert up to 100% of the balance of the note into shares of common stock of the Company at a rate of $0.1228 per share. The Company issued 1,108,500 shares of Company common stock as additional consideration to the lender for the proceeds of the note. Concurrently with the execution of the promissory note, the noteholder elected to convert the entire principal amount into shares of common stock of the Company and was issued 6,015,955 shares of Company common stock in the conversion. The issuances of these shares were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder, as there was no general solicitation to the lender, the lender was accredited, and the transactions did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

Number	Description

2.1

Amended and Restated Agreement and Plan of Merger, dated as of August 31, 2020, by and between Viking Energy Group, Inc. and Camber Energy, Inc. (incorporated by reference to our Current Report on Form 8-K filed on September 3, 2020)

2.2

First Amendment to Amended and Restated Agreement and Plan of Merger, dated as of October 9, 2020, by and between Viking Energy Group, Inc. and Camber Energy, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 9, 2020)

3.1	Articles of Incorporation (incorporated by reference to our Definitive Information Statement on Schedule 14C filed on October 14, 2008)

3.2	Bylaws (incorporated by reference to our Definitive Information Statement on Schedule 14C filed on October 14, 2008)

3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on November 6, 2018)

3.4	Certificate of Amendment to Designation - After Issuance of Class or Series (incorporated by reference to our Current Report on Form 8-K filed on September 3, 2020)

10.1

Term Loan Agreement, dated December 22, 2017, by the Borrowers listed therein, 405 Petrodome LLC, as Administrative Agent, and 405 Petrodome LLC and Cargill, Incorporated, as Lenders (incorporated by reference to our Current Report on Form 8-K filed on December 29, 2017)

10.2

Purchase and Sale Agreement, executed as of September 1, 2018, by and among Viking Energy Group, Inc. and Bodel Holdings, L.L.C., Cleveland Holdings, L.L.C., Delbo Holdings, L.L.C., DeQuincy Holdings, L.L.C., Gulf Coast Working Partners, L.L.C., Oakley Holdings, L.L.C., SamJam Energy, L.L.C., and Perry Point Holdings, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on September 5, 2018)

10.3

First Amendment to Purchase and Sale Agreement, executed as of November 1, 2018, by and among Viking Energy Group, Inc. and Bodel Holdings, L.L.C., Cleveland Holdings, L.L.C., Delbo Holdings, L.L.C., DeQuincy Holdings, L.L.C., Gulf Coast Working Partners, L.L.C., Oakley Holdings, L.L.C., SamJam Energy, L.L.C., and Perry Point Holdings, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on November 5, 2018)

10.4

Second Amendment to Purchase and Sale Agreement, executed as of November 1, 2018, by and among Viking Energy Group, Inc. and Bodel Holdings, L.L.C., Cleveland Holdings, L.L.C., Delbo Holdings, L.L.C., DeQuincy Holdings, L.L.C., Gulf Coast Working Partners, L.L.C., Oakley Holdings, L.L.C., SamJam Energy, L.L.C., and Perry Point Holdings, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2018)

10.5

Collateral Agreement to Purchase and Sale Agreement, executed as of December 26, 2018, by and among Viking Energy Group, Inc. and Bodel Holdings, L.L.C., Cleveland Holdings, L.L.C., Delbo Holdings, L.L.C., DeQuincy Holdings, L.L.C., Gulf Coast Working Partners, L.L.C., Oakley Holdings, L.L.C., SamJam Energy, L.L.C., and Perry Point Holdings, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2018)

10.6

Term Loan Credit Agreement, dated as of December 28, 2018, by and among Ichor Energy Holdings, LLC, Ichor Energy, LLC, ABC Funding, LLC, as Administrative Agent, and the Lender Parties (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2018)

10.7

10% Secured Promissory Note, dated December 27, 2018, issued by Viking Energy Group, Inc. to RPM Investments, a Division of Opus Bank, in favor of Sellers (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2018)

10.8

Security and Pledge Agreement, executed as of December 27, 2018, by and among Viking Energy Group, Inc. and Bodel Holdings, L.L.C., Cleveland Holdings, L.L.C., Delbo Holdings, L.L.C., DeQuincy Holdings, L.L.C., Gulf Coast Working Partners, L.L.C., Oakley Holdings, L.L.C., SamJam Energy, L.L.C., and Perry Point Holdings, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2018)

10.9

Purchase and Sale Agreement, dated as of October 10, 2019, by and among Elysium Energy, LLC, 5Jabor, LLC, Bass Petroleum, L.L.C., Bodel Holdings, LLC, Delbo Holdings, L.L.C., James III Investments, L.L.C., JamSam Energy, LLC, Lake Boeuf Investments, LLC, Oakley Holdings, L.L.C., and Plaquemines Holdings, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on October 11, 2019)

10.10

First Amendment to Purchase and Sale Agreement, effective as of December 23, 2019, by and among 5Jabor, LLC; Bass Petroleum, L.L.C.; Bodel Holdings, LLC; Delbo Holdings, L.L.C.; James III Investments, LLC; JamSam Energy, L.L.C.; Lake Boeuf Investments, LLC; Oakley Holdings, L.L.C.; Plaquemines Holdings, L.L.C.; Elysium Energy, LLC; Viking Energy Group, Inc. and Five JAB, Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 30, 2019)

10.11

Second Amendment to Purchase and Sale Agreement and Waiver, effective as of February 2, 2020, by and among 5Jabor, LLC; Bass Petroleum, L.L.C.; Bodel Holdings, LLC; Delbo Holdings, L.L.C.; James III Investments, LLC; JamSam Energy, L.L.C.; Lake Boeuf Investments LLC; Oakley Holdings, L.L.C.; Plaquemines Holdings, L.L.C. and Elysium Energy, LLC (incorporated by reference to our Current Report on Form 8-K filed on February 6, 2020)

10.12

Term Loan Agreement, dated as of February 3, 2020, by and among Elysium Energy Holdings, LLC; Elysium Energy, LLC; Elysium Energy LA, LLC; Elysium Energy TX, LLC; Pointe a la Hache, L.L.C.; Turtle Bayou, L.L.C.; Potash, L.L.C.; Ramos Field, L.L.C.; 405 Woodbine LLC, as Administrative Agent, and the Lenders signatory thereto. (incorporated by reference to our Current Report on Form 8-K filed on February 6, 2020)

10.13

First Amendment to Term Loan Agreement, effective as of September 1, 2020, by and among Viking Energy Group, Inc.; Elysium Energy, LLC; Elysium Energy Holdings, LLC; Elysium Energy LA, LLC; Elysium Energy TX, LLC; Pointe a La Hache, L.L.C.; Turtle Bayou, L.L.C.; Potash, L.L.C.; Ramos Field, L.L.C.; 405 Woodbine LLC, as Agent, and the Lenders (incorporated by reference to our Current Report on Form 8-K filed on September 4, 2020)

10.14

Security Agreement, dated as of February 3, 2020, by and among Elysium Energy, LLC; Elysium Energy LA, LLC; Elysium Energy TX, LLC; Pointe a la Hache, L.L.C.; Turtle Bayou, L.L.C.; Potash, L.L.C.; Ramos Field, L.L.C. and 405 Woodbine LLC (incorporated by reference to our Current Report on Form 8-K filed on February 6, 2020)

10.15

Guarantee and Pledge Agreement, dated as of February 3, 2020, by Elysium Energy Holdings, LLC and 405 Woodbine LLC (incorporated by reference to our Current Report on Form 8-K filed on February 6, 2020)

10.16

Securities Purchase Agreement, dated as of February 3, 2020, Issued by Viking Energy Group, Inc. and Camber Energy, Inc. (incorporated by reference to our Current Report on Form 8-K filed on February 5, 2020)

42

10.17

$5,000,000 10.5% Secured Promissory Note, dated as of February 3, 2020, Issued by Viking Energy Group, Inc. to Camber Energy, Inc. (incorporated by reference to our Current Report on Form 8-K filed on February 5, 2020)

10.18

Security and Pledge Agreement, dated as of February 3, 2020, by and between Viking Energy Group, Inc. and Camber Energy, Inc. (incorporated by reference to our Current Report on Form 8-K filed on February 5, 2020)

10.19

Security and Pledge Agreement, dated as of February 3, 2020, by and between Viking Energy Group, Inc. and Camber Energy, Inc. (incorporated by reference to our Current Report on Form 8-K filed on February 5, 2020)

10.20

Assignment of Membership Interests by Viking Energy Group, Inc. in favor of Camber Energy, Inc. dated February 3, 2020 (incorporated by reference to our Current Report on Form 8-K filed on February 5, 2020)

10.21	Employment Agreement with Mark Finckle dated as of September 9, 2019 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 12, 2019)

10.22	Restricted Stock Agreement with Mark Finckle dated as of September 9, 2019 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 12, 2019)

21.1*	Subsidiaries of Viking Energy Group, Inc. (incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2020)

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

VIKING ENERGY GROUP, INC. (Registrant)

/s/ James Doris	Date: November 16, 2020
Principal Executive Officer

/s/ Frank W. Barker, Jr.	Date: November 16, 2020
Principal Financial and Accounting Officer

44