Form 10-K
period 2020-12-31
VIKING ENERGY GROUP, INC.
filed 2021-03-25
CIK 1102432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

As of June 30, 2020, the aggregate market value of the shares of the registrant's common equity held by non-affiliates was approximately $26,027,718, using the June 30, 2020 closing price of the Registrant's common stock of $1.49/share. Shares of the registrant's common stock held by each executive officer and director and by each person who beneficially owns 10 percent or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be "affiliates" of the registrant for purposes of the above calculation. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares of the Registrant's common stock outstanding as of March 18, 2021, was 68,009,720.

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

The Company's business plan is to engage in the acquisition, exploration, development and production of oil and natural gas properties, both individually and through collaborative partnerships with other companies in this field of endeavor. On March 8, 2016, the Company incorporated a wholly owned subsidiary, Viking Oil & Gas (Canada) ULC, in Alberta, Canada, to hold its Canadian oil and gas interests. On August 30, 2016, the Company organized a wholly owned subsidiary, Mid-Con Petroleum, LLC (“Mid-Con Petroleum”), a Kansas limited liability company, to hold oil and gas interests in the central United States. On August 25, 2017, the Company organized another wholly owned subsidiary, Mid-Con Drilling, LLC (“Mid-Con Drilling”), a Kansas limited liability company, to hold additional oil and gas interests in the central United States. On December 27, 2017, the Company organized a third wholly owned subsidiary, Mid-Con Development, LLC (“Mid-Con Development”), a Kansas limited liability company, to hold additional oil and gas interests in the central United States. In 2016 and 2017, the Company acquired oil and gas interests in Kansas through these subsidiaries, and in December of 2017, the Company acquired Petrodome Energy, LLC, a Texas limited liability company based in Houston, Texas, with interests in oil and gas leases in Texas, Louisiana and Mississippi. During November, 2018, the Company organized created, Ichor Energy Holdings, LLC, (a Nevada limited liability company), Ichor Energy, LLC (a Nevada limited liability company), Ichor Energy (TX), LLC (a Texas limited liability company), and Ichor Energy (LA), LLC (a Louisiana limited liability company) to facilitate the acquisition and ownership of additional oil and gas interests in Texas and Louisiana. On December 28, 2018, the Company completed an acquisition of additional oil and gas interests in Texas and Louisiana, and in connection therewith: (i) Ichor Energy (LA), LLC, a wholly-owned subsidiary of Ichor Energy LLC, acquired all of the purchased assets located in Louisiana; and (ii) Ichor Energy (TX), LLC, an initially wholly-owned subsidiary of Ichor Energy, acquired all of the purchased assets located in Texas. On February 3, 2020, the Company completed an acquisition of additional oil and gas interests in Texas and Louisiana through a Nevada subsidiary, Elysium Energy Holdings, LLC (“Elysium Holdings”), and assigned a portion of its membership interests in that subsidiary to Camber Energy, Inc. (“Camber”) in connection with acquisition financing secured from Camber at that time. On December 23, 2020, as described below in connection with Camber’s Acquisition, Camber assigned its Elysium interests back to Viking, and Elysium became a wholly-owned subsidiary of the Company.

On January 5, 2021, the Company filed a Certificate of Amendment with the State of Nevada to effect a reverse split of our common stock at a ratio of 1-for-9. As a result of the reverse stock split, each nine (9) pre-split shares of common stock outstanding were combined into one (1) new share of common stock. Unless otherwise stated, all share and per share numbers in this Annual Report on Form 10-K and included in the consolidated financial statements have been adjusted to reflect the reverse stock split.

On December 23, 2020, the Company entered into a Securities Purchase Agreement with Camber, pursuant to which Camber acquired (“Camber’s Acquisition”) 26,274,510 shares of Viking common stock (“Camber’s Viking Shares”), constituting 51% of the common stock of Viking, in consideration of (i) Camber’s payment of $10,900,000 to Viking (the “Cash Purchase Price”), and (ii) cancelation of $9,200,000 in promissory notes issued by Viking to Camber (“Camber’s Viking Notes”). Pursuant to the purchase agreement, Viking is obligated to issue additional shares of Viking common stock to Camber to ensure that Camber shall own at least 51% of the common stock of Viking through July 1, 2022.

In connection with Camber’s Acquisition, the Company and Camber terminated their previous merger agreement, dated August 31, 2020, as amended, and Camber assigned its membership interests in one of Viking’s subsidiaries, Elysium Energy Holdings, LLC, back to Viking. Also in connection with Camber’s Acquisition, effective December 23, 2020, Camber (i) borrowed $12,000,000 from an institutional investor; (ii) issued the investor a promissory note in the principal amount of $12,000,000, accruing interest at the rate of 10% per annum and maturing December 11, 2022 (the “Camber Investor Note”); (iii) granted the Investor a first-priority security interest in Camber’s Viking Shares and Camber’s other assets pursuant to a pledge agreement and a general security agreement, respectively; and (iv) entered into an amendment to Camber’s $6,000,000 promissory note previously issued to the investor dated December 11, 2020 (the “Additional Camber Investor Note”), amending the acceleration provision of the note to provide that the note repayment obligations would also not accelerate if Camber has increased its authorized capital stock by March 11, 2021 (and Camber increased its authorized capital stock in February of 2021 as required). In order to close Camber’s Acquisition, effective December 23, 2020, Viking entered into a Guaranty Agreement, guaranteeing repayment of the Camber Investor Note and the Additional Camber Investor Note.

On December 23, 2020, the Camber Investor Note was funded, and Viking and Camber closed Camber’s Acquisition, with Camber paying the Cash Purchase Price to Viking and cancelling Camber’s Viking Notes, and Viking issuing Camber’s Viking Shares. At the closing, James Doris and Frank Barker, Jr., Viking’s CEO and CFO, were appointed the CEO and CFO of Camber, and Mr. Doris was appointed a member of the Board of Directors of Camber.

Other Information

Neither the Company nor any of its subsidiaries engaged in any research and development activities during 2020. The Company does not manufacture any products or engage in any activity that requires compliance with environmental laws except as described elsewhere herein.

Employees

The Company now has 9 fulltime employees, all working at the Company’s office in Houston, Texas. Outside of the Houston operation, the Company continues to retain outside consultants as needed, involved in business development, business analysis, financial consulting, web programming and designing, execution and support of the Company's business.

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

Our future financial condition, results of operations and the carrying value of any oil and natural gas interests we acquire will depend primarily upon the prices paid for oil and natural gas production. Oil and natural gas prices historically have been volatile, during calendar 2020 have significantly decreased, and likely will continue to be volatile in the future, especially given current world geopolitical conditions. Our cash flows from operations are highly dependent on the prices that we receive for oil and natural gas. This price volatility also affects the amount of our cash flows available for capital expenditures and our ability to borrow money or raise additional capital. The prices for oil and natural gas are subject to a variety of additional factors that are beyond our control. These factors include:

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

Downturns and volatility in global economies and commodity and credit markets may materially adversely affect our business, results of operations and financial condition.

Viking’s results of operations are materially adversely affected by the conditions of the global economies and the credit, commodities and stock markets. Among other things, Viking has recently been adversely impacted, and anticipates continuing to be adversely impacted, due to a global reduction in consumer demand for oil and gas, and consumer lack of access to sufficient capital to continue to operate their businesses or to operate them at prior levels. In addition, a decline in consumer confidence or changing patterns in the availability and use of disposable income by consumers can negatively affect the demand for oil and gas and as a result Viking’s results of operations.

We may be forced to write-down material portions of their assets if low oil prices continue.

The recent COVID-19 outbreak has led to low oil prices. A continued period of low prices may force us to incur material write-downs of our oil and natural gas properties, which could have a material effect on the value of our properties and cause the value of our securities to decline in value.

Because of the inherent dangers involved in oil and gas operations, there is a risk that we may incur liability or damages as we conduct our business operations, which could force us to expend a substantial amount of money in connection with litigation and/or a settlement.

The oil and natural gas business involve a variety of operating hazards and risks such as well blowouts, pipe failures, casing collapse, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, spills, pollution, releases of toxic gas and other environmental hazards and risks. These hazards and risks could result in substantial losses to us from, among other things, injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties and suspension of operations. In addition, we may be liable for environmental damages caused by previous owners of property purchased and leased by us. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for exploration, development or acquisitions or result in the loss of our properties and/or force us to expend substantial monies in connection with litigation or settlements. We currently have no insurance to cover such losses and liabilities, and even if insurance is obtained, there can be no assurance that it will be adequate to cover any losses or liabilities. We cannot predict the availability of insurance or the availability of insurance at premium levels that justify our purchase. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect our financial condition and operations. We may elect to self-insure if management believes that the cost of insurance, although available, is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations, which could lead to any investment in us becoming worthless.

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

From time to time, we may become a defendant in various litigation matters. The nature of our operations exposes us to further possible litigation claims, including litigation relating to climate change in the future. There is risk that any matter in litigation could be adversely decided against us regardless of our belief, opinion and position, which could have a material adverse effect on our financial condition and results of operations. Litigation is highly costly and the costs associated with defending litigation could also have a material adverse effect on our financial condition.

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

If oil or natural gas prices decrease or drilling efforts are unsuccessful, we may be required to record write-downs of our oil and natural gas properties.

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

We operate in the oil and gas sector and our leases are located in North America in Kansas, Texas, Louisiana, and Mississippi. This lack of geographic diversification may make our holdings more sensitive to economic developments within a regional area, which may result in reduced rates of return or higher rates of default than might be incurred with a company that is more geographically diverse.

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

The Company’s CEO, James Doris, holds preferred stock which could afford him enough shareholder votes to control the Company.

The Company’s CEO and director, James Doris, holds 28,092 shares of the Company’s Series C Preferred Stock, with each share of preferred stock entitling the holder to convert such share of preferred stock into 37,500 shares of common stock, and entitling the holder to 37,500 votes on all matters submitted to the vote of the Company’s security holders, provided that so long as Camber Energy, Inc. owns or is entitled to own at least 51% of the outstanding shares of common stock of the Company and James Doris remains a director and Chief Executive Officer of Camber, each share of preferred stock shall not be entitled to any votes on matters submitted to a vote of the stockholders of the Company. By virtue of such preferred stock ownership, and the possibility of Camber owning less than 51% of the outstanding shares of common stock of the Company, Mr. Doris could control the election of the members of the Company’s Board of Directors and generally exercise control over the affairs of the Company. Such concentration of ownership could have the effect of delaying, deterring or preventing a change in control of the Company that might otherwise be beneficial to stockholders. There can be no assurance that conflicts of interest will not arise with respect to Mr. Doris’s ownership of the preferred stock, or that such conflicts will be resolved in a manner favorable to the Company.

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

The Staff of the SEC’s Division of Enforcement notified Viking that the Staff had made a preliminary determination to recommend that the SEC file an enforcement action against Viking, as well as against its CEO and its CFO, for alleged violation so securities laws.

In April of 2019, the staff (the “Staff”) of the SEC’s Division of Enforcement notified Viking that the Staff had made a preliminary determination to recommend that the SEC file an enforcement action against Viking, as well as against its CEO and its CFO, for alleged violations of Section 17(a) of the Securities Act and Section 10(b) of the Exchange Act and Rule 10b-5 thereunder during the period from early 2014 through late 2016. The Staff’s notice is not a formal allegation or a finding of wrongdoing by Viking, and Viking has communicated with the Staff regarding its preliminary determination. Viking believes it has adequate defenses and intends to vigorously defend any enforcement action that may be initiated by the SEC. However, the defense of an action filed by the SEC against Viking, its CEO and/or CFO, could take resources away from the operations of Viking, divert management attention, or potential result in penalties, fines or sanctions, which could materially adversely affect Viking or the value of its securities.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s headquarters are located at 15915 Katy Freeway, Suite 450, Houston, Texas 77094.

Oil and Natural Gas Properties

On February 23, 2016, the Company closed on the acquisition of working interests in four leases with access to the mineral rights (oil and gas) concerning approximately 281 acres of property in Miami and Franklin Counties in eastern Kansas. On October 4, 2016, the Company completed an acquisition whereby the Company (i) increased its working interest in three existing oil and gas leases in Miami and Franklin Counties in Eastern Kansas, and (ii) acquired a working interest in four new oil and gas leases in the same region, comprising approximately 660 acres of property. On September 11, 2017, the Company through its wholly owned subsidiary, Mid-Con Drilling, LLC (“Mid-Con Drilling”) acquired a 90% working interest in four new oil and gas leases in Anderson County in Eastern Kansas, comprising approximately 980 acres of property. On October 2, 2017, the Company, through Mid-Con Drilling, closed on an acquisition, effective October 1, 2017, of a 100% working interest in six new oil and gas leases in Miami and Franklin Counties in Eastern Kansas. On October 4, 2017, the Company, through Mid-Con Drilling, closed on an acquisition, effective September 1, 2017, of an 80% working interest in six new oil and gas leases in Riley, Geary and Wabaunsee Counties in Kansas. On December 29, 2017, the Company through its wholly owned subsidiary, Mid-Con Development, LLC (“Mid-Con Development”) completed an acquisition of working interests in approximately 41 oil and gas leases in Ellis and Rooks Counties in Kansas, comprising several thousand acres. On January 12, 2018, the Company, through Mid-Con Drilling, completed an acquisition of a 100% working interest in seven new oil and gas leases in Woodson and Allen Counties in Eastern Kansas. Effective February 1, 2018, the Company, through Mid-Con Drilling, closed on the acquisition of a working interest in a lease with access to the mineral rights (oil and gas) concerning approximately 80 acres of property in Douglas County in eastern Kansas. As of December 31, 2020, these central United States oil and gas properties consist of interests in approximately 377 producing wells and 135 injector wells.

On December 22, 2017, the Company closed on the acquisition of 100% of the membership interests in Petrodome Energy, LLC, a Texas limited liability company based in Houston, Texas, with multiple subsidiaries (described in Exhibit 21.1 hereto) having working interests in multiple oil and gas leases in Texas, Louisiana and Mississippi, comprising approximately 11,700 acres. As of December 31, 2020, these properties consist of interests in 16 producing wells, 17 non-producing wells and two salt water disposal wells.

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

On May 1, 2019, the Company’s subsidiary, Mid-Con Development, LLC sold all of its interests in the oil and gas assets of Mid-Con Development, LLC owned in Ellis and Rooks Counties, Kansas, consisting of working interests in approximately 41 oil leases comprising several thousand acres.

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

On February 3, 2020, Elysium Energy, LLC, (“Elysium”), the subsidiary of the Company’s then partially owned subsidiary, Elysium Energy Holdings, LLC (“Elysium Holdings”), acquired interests in oil and gas properties located in Texas and Louisiana, which included leases, working interests, and over-riding royalty interests in oil and gas properties in Texas (approximately 72 wells in 11 counties) and Louisiana (approximately 55 wells in 6 parishes), along with associated equipment. On February 4, 2020, Elysium hedged 75% of the estimated oil and gas production associated with the newly acquired assets for 2020, 60% of the estimated production for 2021 and 50% of the estimated production for the period between January, 2022 to July, 2022. Theses hedges have a floor of $45 and a ceiling ranging from $52.70 to $56.00 for oil, and a floor of $2.00 and a ceiling of $2.425 for natural gas.

Oil and Natural Gas Reserves

As of December 31, 2020, all of our proved oil and natural gas reserves were located in the United States, in the States of Texas, Louisiana, Mississippi and Kansas.

The following tables set forth summary information with respect to our proved reserves as of December 31, 2020 and 2019. For additional information see Supplemental Information “Oil and Natural Gas Producing Activities (Unaudited)” to our consolidated financial statements in “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	Proved Reserves at December 31, 2020
Reserves Category	Crude Oil (MBBLs)	Natural Gas (MMCF)	Total Proved (BOE) (1)

Proved Reserves
Developed	5,220,180	43,577,750	12,483,138
Developed Non-Producing	1,938,807	9,196,580	3,471,570
Undeveloped	1,734,774	9,632,000	3,340,107

Total Proved Reserves	8,893,761	62,406,330	19,294,815

Estimated Future Net Cash Flows			$222,292,723
10% annual discount for estimated timing of cash flows			(102,419,459)
Standardized Measure of Discounted Future Net Cash Flows - (PV10) (2)			$119,873,264

	Proved Reserves at December 31, 2019
Reserves Category	Crude Oil (MBBLs)	Natural Gas (MMCF)	Total Proved (BOE) (1)

Proved Reserves
Developed	4,524,462	18,888,400	7,672,566
Developed Non-Producing	959,240	6,125,500	1,980,157
Undeveloped	2,512,363	9,958,800	4,172,167

Total Proved Reserves	7,996,065	34,972,700	13,824,890

Estimated Future Net Cash Flows			$303,763,487
10% annual discount for estimated timing of cash flows			(135,523,587)
Standardized Measure of Discounted Future Net Cash Flows - (PV10) (2)			$168,239,900

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

Net Production, Unit Prices and Costs

The following table presents certain information with respect to oil and natural gas production attributable to our interests in all of our properties in the United States, the revenue derived from the sale of such production, average sales prices received and average production costs during the years ended December 31, 2020 and 2019.

	Unit of	December 31,
	Measure	2020	2019

Production
Oil	Barrels	624,456	531,893
Natural Gas	Mcf	5,206,947	2,366,280
BOE		1,492,281	926,273

Sales
Oil	Barrels	$24,070,203	$32,030,490
Natural Gas	Mcf	$9,360,895	$6,019,879

Average Sales Prices
Oil	Barrels	$38,55	$60.22
Natural Gas	Mcf	$1.80	$2.54

Production - Lease operating expenses		$19,075,749	$12,203,777

Average Cost of Production per BOE		$12.78	$13.18

Drilling and other exploratory and development activities

During the year ended December 31, 2020 the Company did not drill any new wells. Rather, due to market conditions associated with the COVID-19 pandemic, geo-political factors and other matters, including the tropical storms that affected the Gulf Coast region from late August through to October, 2020, the Company focused primarily on preserving and maintaining existing assets to the extent possible. The Company proactively shut-in or lowered production rates certain wells when commodity prices dropped and in advance of certain tropical storms, resulting in lower than forecasted production volumes. Maintenance included, among other things, replacing tubing and resetting the production packer (i.e. the equipment that provides a seal between the outside of the production tubing and the inside of the casing, liner, or wellbore wall) and/or jet pump assembly in a few wells, and in one instance the Company perforated a new production zone in an existing well-bore.

Present Activities

The Company is not presently drilling any new wells.

Delivery Commitments

The Company is not currently committed to provide a fixed and determinable quantity of oil or gas in the near future under existing contracts or agreements.

Productive Wells

The following table sets forth the number wells in our inventory, in which we maintained ownership interests as of December 31, 2020 and 2019. All wells are located in the United States, in the States of Texas, Louisiana, Mississippi and Kansas.

	December 31, 2020		December 31, 2019
Well Category	Oil	Gas	Oil	Gas

Producers	287	73	261	38
Producer - P&A'd	6		6	-
Non-Producing	13		13	-
Injector	89		89	-
Salt Water Disposal	53		36	-
Shut In	77		46	-
ORRI	1		1	-

	526	73	452	38

Item 3. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2020, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no "established trading market" for shares of the Company's common stock. As of December 31, 2020, the Company's common stock was quoted on the OTC Link LLC alternative trading system operated by OTC Markets Group, Inc. under the symbol "VKIN." No assurance can be given that any "established trading market" for the Company's common stock will develop or be maintained.

The range of high and low closing bid quotations for the Company's common stock during each quarter of the calendar years ended December 31, 2020 and 2019 adjusted for the effect of the 1-for-9 reverse split, is shown below, as quoted by http://finance.yahoo.com. Prices are inter-dealer quotations, without retail mark-up, markdown or commissions and may not represent actual transactions.

Stock Quotations

Quarter Ended	High	Low
March 31, 2019	2.61	1.44
June 30, 2019	2.16	1.26
September 30, 2019	2.16	1.35
December 31, 2019	1.62	0.63
March 31, 2020	2.43	0.81
June 30, 2020	1.80	0.72
September 30, 2020	1.62	0.81
December 31, 2020	1.80	0.81

The future sale of the Company's presently outstanding "unregistered" and "restricted" common stock by present members of management and persons who own more than five percent of the Company's outstanding voting securities may have an adverse effect on any "established trading market" that may develop in the shares of the Company's common stock.

Holders

As of December 31, 2020, the Company had approximately 540 shareholders of record of common stock, including shares held in “street name” by banks, brokerage clearing houses, depositories or otherwise in unregistered form. The Company does not know the beneficial owners of such shares, or the number of beneficial holders of such shares.

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

Related Stockholder Matters

None.

Purchase of Equity Securities

None.

Recent Sales of Unregistered Securities

On October 1, 2020, the Company issued 9,921 shares of common stock of the Company to a consultant at a fair value of $10,000.

On October 27, 2020, the Company issued 23,333 shares of common stock of the Company to a consultant at a fair value of $35,700.

On November 1, 2020, the Company issued 6,693 shares of common stock of the Company to a consultant at a fair value of $10,000.

On December 2, 2020, the Company issued 7,937 shares of common stock of the Company to a consultant at a fair value of $10,000.

On November 23, 2020, the Company issued 23,333 shares of common stock of the Company to a consultant at a fair value of $31,500.

On October 15, 2020, October 19, 2020 and December 24, 2020, the Company issued 16,667, 25,000 and 16,667 shares of common stock of the Company respectively, as a debt discount at a total fair value of $68,743.

On December 30, 2020, the Company issued 63,889 shares of common stock of the Company to a consultant at a fair value of $74,808.

The issuances of these shares were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506(b) promulgated thereunder, as there was no general solicitation to the investors, and the transactions did not involve a public offering.

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

The following overview provides a background for the current strategy being implemented by management during the years ended December 31, 2020 and 2019.

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

On October 10, 2019, the Company, through a newly formed subsidiary, Elysium Energy, LLC (“Elysium”), entered into a Purchase and Sale Agreement to purchase working interests and over-riding royalty interests in oil and gas properties in Texas (approximately 71 wells in 11 counties) and Louisiana (approximately 52 wells in 6 parishes), along with associated wells and equipment (the “Elysium Energy Acquisition”). As of December 31, 2019, the Company paid deposits of $2,750,000 into escrow in connection with this acquisition, which deposits were applied toward the purchase price at closing of the Elysium Energy Acquisition on or about February 3, 2020.

On February 3, 2020, Elysium, a wholly owned subsidiary of Elysium Energy Holdings, LLC (“Elysium Holdings”), which at the time was a partially owned subsidiary of the Company, acquired interests in oil and gas properties located in Texas and Louisiana, which included leases, working interests, and over-riding royalty interests in oil and gas properties in Texas (approximately 72 wells in 11 counties) and Louisiana (approximately 55 wells in 6 parishes), along with associated equipment. On February 4, 2020, Elysium hedged 75% of the estimated oil and gas production associated with the newly acquired assets for 2020, 60% of the estimated production for 2021 and 50% of the estimated production for the period between January, 2022 to July, 2022. Theses hedges have a floor of $45 and a ceiling ranging from $52.70 to $56.00 for oil, and a floor of $2.00 and a ceiling of $2.425 for natural gas. On December 23, 2020, the remaining membership interests in Elysium Holdings were assigned to the Company, and Elysium Holdings became a wholly owned subsidiary of the Company.

Going Concern Qualification

The Company’s consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $63,988,245 for the year ended December 31, 2020 (the “2020 Loss”) as compared to a net loss of $19,390,850 for the year ended December 31, 2019. The 2020 Loss was comprised of, among other things, certain non-cash items, including: (i) Impairment of Oil & Gas Properties in the amount of $37,500,000 attributable in part to low commodity prices throughout 2020 due to the COVID-19 pandemic and certain geo-political factors; (ii) Stock Based Compensation of $5,625,302; (iii) Accretion of Asset Retirement Obligation of $1,111,266; (iv) Depreciation, Depletion & Amortization of $13,513,735; and (v) Change in Fair Value of Derivatives of ($5,485,573).

As of December 31, 2020, the Company has a stockholders’ deficit of $16,302,163 and total Long-term Debt of $111,753,164. On or about January 8, 2021, the equity position of the Company was improved by the extinguishment of Long-Term Debt and accrued expenses of approximately $18,900,000 through the issuance of common stock. (see Note1).

As of December 31, 2020, the Company has a working capital deficiency of approximately $35,000,000. The largest component of current liabilities creating this working capital deficiency is a term loan agreement with a face value of approximately $33.6 million as of December 31, 2020.

Management believes it will be able to continue to leverage the expertise and relationships of its operational and technical teams to enhance existing assets and identify new development and acquisition opportunities in order to improve the Company’s financial position. The Company may have the ability, if it can raise additional capital, to acquire new assets in a separate division from existing subsidiaries. Also, as a majority-owned subsidiary of Camber Energy, Inc. (“Camber”), the Company might be able to benefit from Camber’s national stock exchange platform to access additional capital sources.

None the less, recent oil and gas price volatility as a result of geopolitical conditions and the global COVID-19 pandemic have already had and may continue to have a negative impact on the Company’s financial position and results of operations. Negative impacts could include but are not limited to: The Company’s ability to sell our oil and gas production, reduction in the selling price of the Company’s oil and gas, failure of a counterparty to make required hedge payments, possible disruption of production as a result of worker illness or mandated production shutdowns, the Company’s ability to maintain compliance with loan covenants and/or refinance existing indebtedness, and access to new capital and financing.

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

Liquidity and Capital Resources

	December 31,
Working Capital:	2020	2019

Current assets	$11,890,170	$8,671,832
Current liabilities	$46,878,584	$34,243,588
Asset retirement obligation	$6,164,231	$3,538,637
Working capital (deficit)	$(34,988,414)	$(25,571,756)

	Years Ended December 31,
Cash Flows:	2020	2019

Net Cash Provided by (Used in) Operating Activities	$1,076,098	$4,027,639
Net Cash Provided by (Used in) Investing Activities	$(1,861,006)	$(4,654,725)
Net Cash Provided by (Used in) Financing Activities	$2,985,723	$2,255,918
Increase (Decrease) in Cash during the Period	$2,200,815	$1,628,832
Cash and Cash Equivalents, end of Period	$7,839,539	$5,638,724

The Company had current assets of $11,890,170 as of December 31, 2020, as compared to $8,671,832 in the comparable period in 2019. The Company had current liabilities of $46,878,584 as of December 31, 2020, as compared to $34,243,588 in the comparable period in 2019. The Company had a working capital deficit of $34,988,414 as of December 31, 2020 as compared to a working capital deficit of $25,571,756 as of December 31, 2019.

Net cash provided by operating activities decreased to $2,951,541 during the fiscal year ended December 31, 2020, as compared to cash provided by operating activities of $4,027,639 in the comparable period in 2019.

Net cash flows from financing activities increased to $2,985,723 during the fiscal year ended December 31, 2020, as compared to $2,255,918 in the comparable period in 2019. This increase is mainly the result of the sale of stock associated with Camber’s acquisition of 51% of the Company on December 23, 2020 offset by repayments of long-term debt.

Net cash used in investing activities decreased to ($1,861,006) during the fiscal year ended December 31, 2020, as compared to ($4,654,725) in the comparable period in 2019. The decrease is a reflection of reduced capital expenditures during 2020.

Revenue

The Company had gross revenues of $40,266,780 for the year ended December 31, 20120 as compared to $34,592,850 for the year ended December 31, 2019 reflecting the impact of the acquisition of the assets acquired by Elysium at the beginning of 2020, offset by the economic impact to the oil and gas industry during the COVID-19 pandemic.

Expenses

The Company's operating expenses increased by $52,075,846 to $81,792,111 for the year ended December 31, 2020, from $29,716,265 for the year ended December 31, 2019. The operational side of this is increase is mainly attributable to increases in lease operating costs commensurate with the new oil and gas wells purchased, as well as a substantial increase in depletion expenses, accretion expense, depreciation and amortization expense. Additionally, the Company had a large impairment loss of $37,500,000, directly attributable to the economic impact of the pandemic in 2020.

Income (Loss) from Operations

The Company generated a loss from operations of $41,525,331 for the year ended December 31, 2020, as compared to an income from operations of $4,876,585 for the year ended December 31, 2019. This loss in income from operations was mainly due to the items explained above.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Viking Energy Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Viking Energy Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Proved Oil and Natural Gas Properties, Depletion, and Impairment

As described further in Note 2 to the financial statements, the Company uses the full cost method of accounting for oil and natural gas properties. This accounting method requires management to make estimates of proved oil and natural gas reserves and related future cash flows to compute and record depreciation, depletion and amortization expense, as well as to assess potential impairment of oil and natural gas properties (the full cost ceiling test). To estimate the volume of proved oil and natural gas reserves quantities, management makes significant estimates and assumptions including forecasting the production decline rate of producing properties. In addition, the estimation of proved oil and natural gas reserves is also impacted by management’s judgements and estimates regarding the financial performance of wells associated with those proved oil and natural gas reserves to determine if wells are expected to be economical under the appropriate pricing assumptions that are required in the estimation of depreciation, depletion and amortization expense and potential ceiling test impairment assessments. We identified the estimation of proved oil and natural gas reserves as it relates to the recognition of depreciation, depletion and amortization expense and the assessment of potential impairment as a critical audit matter.

The principal consideration for our determination that the estimation of proved oil and natural gas reserves is a critical audit matter is that there is significant judgement by management and use of specialist in developing the estimates of proved oil and natural gas reserves and a relatively minor change in certain inputs and assumptions that are necessary to estimate the volume and future cash flows of the Company’s proved oil and natural gas reserves could have a significant impact on the measurement of depreciation, depletion and amortization expense and/or impairment expense. In turn, auditing those inputs and assumptions required subjective and complex auditor judgement.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to address management’s significant judgments and estimates associated with oil and natural gas reserve volumes and related future cash flows included the following, among others:

-

We evaluated the independence, objectivity, and professional qualifications of the Company’s independent petroleum engineer specialist and read the report prepared by the Company’s independent petroleum engineer specialist.

-

To the extent key, sensitive inputs and assumptions used to determine proved reserve volumes and other cash flow inputs and assumptions are derived from the Company’s accounting records, such as historical pricing differentials, operating costs, estimated capital costs and working and net revenue interests, we tested management’s process for determining the assumptions, including examining the underlying support, on a sample basis. Specifically, our audit procedures involved testing management’s assumptions as follows:

•

Compared the estimated pricing differentials used in the reserve report to realized prices related to revenue transactions recorded in the current year and examined contractual support for the pricing differentials;

•	Evaluated the models used to estimate the operating costs at year-end compared to historical operating costs;

•	Evaluating the Company’s evidence supporting the amount of proved undeveloped properties reflected in the reserve report including management’s intent to develop the proved undeveloped properties.

•	We tested the accuracy of the Company’s depletion calculations and impairment evaluation and measurement that included these proved reserve reports;

•	Evaluated the working and net revenue interests used in the reserve report by inspecting a sample of land and division order records;

•	Applied analytical procedures to the forecasted production in the reserve reports by comparing to historical actual results and to the prior year or preceding period reserve reports.

Turner, Stone & Company, L.L.P.

Dallas, Texas

March 25, 2021

We have served as the Company’s auditor since 2016.

VIKING ENERGY GROUP, INC.

(A Majority-Owned Subsidiary of Camber Energy, Inc.)

Consolidated Balance Sheets

	December 31,
	2020	2019
ASSETS
Current assets:
Cash	$3,976,783	$1,761,495
Restricted cash	3,862,756	3,877,229
Accounts receivable – oil and gas	4,050,631	2,864,114
Prepaid expenses	-	168,994
Total current assets	11,890,170	8,671,832

Oil and gas properties, full cost method
Proved developed producing oil and gas properties, net	64,703,753	68,924,441
Proved undeveloped and non-producing oil and gas properties, net	37,452,683	50,817,675
Total Oil and gas properties, net	102,156,436	119,742,116

Fixed assets, net	433,168	509,934
Derivative asset	1,220,209	-
Deposits	57,896	2,821,594
TOTAL ASSETS	$115,757,879	$131,745,476

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,475,519	$3,791,894
Accrued expenses and other current liabilities	3,857,655	3,229,594
Undistributed revenues and royalties	4,115,462	2,247,678
Derivative liability	893,458	5,158,822
Amount due to director	559,122	590,555
Current portion of long-term debt - net of debt discount	32,977,368	19,225,045
Total current liabilities	46,878,584	34,243,588
Long term debt – net of current portion and debt discount	78,775,796	84,988,117
Operating lease liability	241,431	308,279
Asset retirement obligation	6,164,231	3,538,637
TOTAL LIABILITIES	132,060,042	123,078,621

Commitments and contingencies (Note 8)	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 28,092 shares issued and outstanding as of December 31, 2020 and 2019	28	28
Common stock, $0.001 par value, 500,000,000 shares authorized, 51,494,956 and 13,799,812 shares issued and outstanding as of December 31, 2020 and 2019, respectively	51,495	13,800
Additional Paid-In Capital	75,920,811	38,935,790
Retained deficit	(92,274,497)	(30,282,763)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(16,302,163)	8,666,855
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$115,757,879	$131,745,476

The accompanying notes are an integral part of these consolidated financial statements.

VIKING ENERGY GROUP, INC.

(A Majority Owned Subsidiary of Camber Energy, Inc.)

Consolidated Statements of Operations

	For the Years Ended December 31,
	2020	2019
Revenue
Oil and gas sales	$40,266,780	$34,592,850

Operating expenses
Lease operating costs	19,075,749	12,203,777
Impairment of oil and gas properties	37,500,000	-
General and administrative	4,966,059	5,233,027
Stock based compensation	5,625,302	951,533
Accretion – asset retirement obligations	1,111,266	391,482
Depreciation, depletion & amortization	13,513,735	10,936,446
Total operating expenses	81,792,111	29,716,265

Income (Loss) from operations	(41,525,331)	4,876,585

Other income (expenses)
Interest expense	(19,697,942)	(12,988,695)
Amortization of debt discount	(7,321,178)	(7,975,244)
Change in fair value of derivatives	5,485,573	(3,308,880)
Loss on debt settlement	(931,894)	-
Interest and other income	2,527	5,384
Total other income (expenses)	(22,462,914)	(24,267,435)

Net loss before income taxes	(63,988,245)	(19,390,850)
Income tax benefit (expense)	-	-
Net loss	(63,988,245)	(19,390,850)
Net loss attributable to noncontrolling interest	1,996,511	-
Net loss attributable to Viking Energy Group, Inc.	$(61,991,734)	$(19,390,850)

Loss per weighted average number of common shares outstanding – basic and diluted	$(2.42)	$(1.81)
Weighted average number of common shares outstanding – basic and diluted	26,459,006	10,708,865

The accompanying notes are an integral part of these consolidated financial statements.

VIKING ENERGY GROUP, INC.

(A Majority Owned Subsidiary of Camber Energy, Inc.)

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(63,988,245)	$(19,390,850)
Adjustments to reconcile net loss to cash provided by operating activities:
Change in fair value of derivative liability	(5,485,573)	3,308,880
Stock-based compensation	5,625,302	951,533
Depreciation, depletion and amortization	13,513,735	10,936,446
Accretion - asset retirement obligation	1,111,266	391,482
Impairment of oil and gas properties	37,500,000	-
Amortization of right-of-use assets	1,442	3,766
Loss on financing settlement	931,894	-
Amortization of debt discount	7,321,178	7,975,244
Stock-based interest expense	2,178,356	-
Changes in operating assets and liabilities
Accounts receivable	(1,186,517)	(2,517,727)
Prepaid expenses and other assets	182.692	(2,755,951)
Accounts payable	683,625	1,247,148
Accrued expenses and other current liabilities	1,617,298	2,837,595
Undistributed revenues and royalties	1,069,645	1,040,073
Net cash provided by operating activities	1,076,098	4,027,639

Cash flows from investing activities:
Investment in and acquisition of oil and gas properties	(1,935,328)	(5,196,576)
Acquisition of fixed assets	(59,900)	(11,115)
Proceeds from sale of oil and gas interests	134,222	552,966
Net cash used in investing activities	(1,861,006)	(4,654,725)

Cash flows from financing activities:
Proceeds from long-term debt	6,217,688	10,258,123
Proceeds from long-term debt - parent	5,600,000	-
Repayment of long-term debt	(19,746,457)	(9,131,911)
Proceeds from sale of stock - parent	10,900,000	-
Proceeds from sale of stock	7,925	-
Short term advance	-	693,706
Proceeds from amount due to director	-	195,000
Repayment of amount due to director	(31,433)	-
Proceeds from exercise of warrants	38,000	241,000
Net cash provided by financing activities	2,985,723	2,255,918

Net increase (decrease) in cash	2,200,815	1,628,832
Cash, beginning of year	5,638,724	4,009,892
Cash, end of year	$7,839,539	$5,638,724

Supplemental Cash Flow Information:

Cash paid for:
Interest	$15,995,430	$10,034,325
Income taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Recognition of asset retirement obligation	$1,514,328	$94,796
Recognition of right-of-use asset and lease liability	$-	$367,365
Amortization of right-of-use asset and lease liability	$66,848	$59,086
Purchase of transportation equipment through direct financing	$-	$56,760
Proceeds from sale of oil and gas properties paid directly to reduce debt	$250,000	$3,800,000
Elimination of asset retirement obligation associated with sale of assets	$-	$1,361,106
Issuance of shares as payment of interest on debt	$115,958	$620,508
Issuance of warrants for services	$2,466,531	$167,151
Warrants exercised to reduce debt	$-	$1,900,635
Issuance of warrants as discount on debt	$183,214	$3,129,012
Debt refinanced through new credit facility	$-	$3,310,000
Purchase price adjustment of short-term advance	$-	$693,706
Issuance of warrants shares as reduction of debt	$15,000	$-
Issuance of shares in debt conversion	$4,350,146	$-
Issuance of shares as discount on debt	$2,444,244	$-
Private placement debt exchanged for new private placement debt	$654,000	$-
Purchase of working interest through new debt	$29,496,356	$-
Purchase of working interest through assumption of undistributed revenue	$798,139	$-
Recognition of beneficial conversion feature as discount on debt	$2,029,188	$-
Accrued interest rolled into new private placement	$103,583	$-
Issuance of shares as reduction of debt and accrued expenses	$4,110,250	$-
Note payable – parent converted to sale of stock	$9,200,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

VIKING ENERGY GROUP, INC.

(A Majority Owned Subsidiary of Camber Energy, Inc.)

Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock			Retained
	Number	Amount	Number	Amount	Additional Paid-in Capital	Earnings (Accumulated Deficit)	Noncontrolling Interest	Total Stockholders' Equity

Balances at December 31, 2018	28,092	$28	10,109,892	$10,110	$32,096,792	$(10,891,913)	$-	$21,215,017

Shares issued for services			686,793	687	783,095			783,782
Shares issued for interest			405,561	405	620,103			620,508
Warrants issued for services					167,751			167,751
Warrants issued as debt discouint					3,129,012			3,129,012
Warrants exercised through reduction of debt			2,111,817	2,112	1,898,523			1,900,635
Warrants exercised for cash			267,778	268	240,732			241,000
Shares issued in cashless exercise of warrants			217,973	218	(218)			-
Net loss						(19,390,850)		(19,390,850)

Balances at December 31, 2019	28,092	$28	13,799,812	$13,800	$38,935,790	$(30,282,763)	$-	$8,666,855

Shares issued for services			2,462,818	2,463	3,156,308			3,158,771
Warrant exercise			47,042	47	37,953			38,000
Warrants exercised to reduce debt			16,667	17	14,983			15,000
Warrants issued for services			-		2,466,531			2,466,531
Warrants issued as debt discount					183,214			183,214
Shares issued as debt discouint			2,320,101	2,320	2,441,924			2,444,244
Shares issued for sale of stock			26,285,517	26,286	20,081,639			20,107,925
Shares issued for interest			84,446	84	115,874			115,958
Shares isued in conversion of debt			3,572,870	3,573	4,346,573			4,350,146
Beneficial conversion features as debt discount					2,029,188			2,029,188
Other			(15)	(1)	1
Shares issued as reduction of debt and accrued expenses			2,905,698	2,906	4,107,344			4,110,250
NCI assigned back to Viking					(1,996,511)		1,996,511	-
Net loss						(61,991,734)	(1,996,511)	(63,988,245)

Balances at December 31, 2020	28,092	$28	51,494,956	$51,495	$75,920,811	$(92,274,497)	$-	$(16,302,163)

The accompanying notes are an integral part of these consolidated financial statements.

VIKING ENERGY GROUP, INC.

Notes to Consolidated Financial Statements

Note 1 Relationship with and Ownership by Camber Energy, Inc.

In February 2020, the Company entered into a merger agreement with Camber Energy, Inc.(“Camber”); the agreement was subject to numerous conditions. On December 23, 2020 Camber acquired a 51% interest in Viking and this merger agreement was terminated. On January 8, 2021 Camber acquired an additional interest in the Company resulting in Camber owning approximately 62% of the outstanding common shares of the Company. As a result, since December 23, 2020 Viking has been a majority-owned subsidiary of Camber. The December 2020 and January 2021 transactions and a new merger agreement in February 2021 are described further below. References below to the Company’s various debt arrangements are described further in Note 7.

December 23, 2020 Transaction

On December 23, 2020, the Company entered into a Securities Purchase Agreement with Camber, pursuant to which Camber acquired (“Camber’s Acquisition”) 26,274,510 shares of Viking common stock (“Camber’s Viking Shares”), constituting 51% of the common stock of Viking, in consideration of (i) Camber’s payment of $10,900,000 to Viking (the “Cash Purchase Price”), and (ii) cancelation of $9,200,000 in promissory notes issued by Viking to Camber (“Camber’s Viking Notes”). Pursuant to the purchase agreement, Viking is obligated to issue additional shares of Viking common stock to Camber to ensure that Camber shall own at least 51% of the common stock of Viking through July 1, 2022.

In connection with Camber’s Acquisition, the Company and Camber terminated their previous merger agreement, dated August 31, 2020, as amended, and Camber assigned its membership interests in one of Viking’s subsidiaries, Elysium Energy Holdings, LLC, back to Viking. Also in connection with Camber’s Acquisition, effective December 23, 2020, Camber (i) borrowed $12,000,000 from an institutional investor; (ii) issued the investor a promissory note in the principal amount of $12,000,000, accruing interest at the rate of 10% per annum and maturing December 11, 2022 (the “Camber Investor Note”); (iii) granted the Investor a first-priority security interest in Camber’s Viking Shares and Camber’s other assets pursuant to a pledge agreement and a general security agreement, respectively; and (iv) entered into an amendment to Camber’s $6,000,000 promissory note previously issued to the investor dated December 11, 2020 (the “Additional Camber Investor Note”), amending the acceleration provision of the note to provide that the note repayment obligations would also not accelerate if Camber has increased its authorized capital stock by March 11, 2021 (and Camber increased its authorized capital stock in February of 2021 as required). In order to close Camber’s Acquisition, effective December 23, 2020, Viking entered into a Guaranty Agreement, guaranteeing repayment of the Camber Investor Note and the Additional Camber Investor Note.

On December 23, 2020, the Camber Investor Note was funded, and Viking and Camber closed Camber’s Acquisition, with Camber paying the Cash Purchase Price to Viking and cancelling Camber’s Viking Notes, and Viking issuing Camber’s Viking Shares. At the closing, James Doris and Frank Barker, Jr., Viking’s CEO and CFO, were appointed the CEO and CFO of Camber, and Mr. Doris was appointed a member of the Board of Directors of Camber.

Extinguishment of $18.9 million promissory note

On January 8, 2021, the Company entered into another purchase agreement with Camber pursuant to which Camber agreed to acquire an additional 16,153,846 shares of Company common stock (the “Shares”) in consideration of (i) Camber issuing 1,890 shares of Camber’s Series C Redeemable Convertible Preferred Stock to EMC Capital Partners, LLC (“EMC”), one of the Company’s lenders which held a secured promissory note issued by the Company to EMC in the original principal amount of $20,869,218 in connection with the purchase of oil and gas assets on or about February 3, 2020 (the “EMC Note”); and (ii) EMC considering the EMC Note paid in full and cancelled pursuant to the Cancellation Agreement described below.

Simultaneously, on January 8, 2021, the Company entered into a Cancellation Agreement with EMC (the “Cancellation Agreement”) pursuant to which the Company agreed to pay $325,000 to EMC, and EMC agreed to cancel and terminate in the EMC Note and all other liabilities, claims, amounts owing and other obligations under the Note. At the same time, Camber entered into a purchase agreement with EMC pursuant to which (i) Camber agreed to issue 1,890 shares of Camber’s Series C Redeemable Convertible Preferred Stock to EMC, and (ii) EMC agreed to enter into the Cancellation Agreement with the Company to cancel the EMC Note.

These January 8, 2021 transactions will be reflected in the Company’s financial statements for the quarter ending March 31, 2021.

February 2021 Merger Agreement with Camber

On February 15, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Camber. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, a newly-formed wholly-owned subsidiary of Camber (“Merger Sub”) will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Camber.

Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share: (i) of common stock, par value $0.001 per share, of the Company (the “Viking Common Stock”) issued and outstanding immediately prior to the Effective Time, other than shares owned by Camber, the Company and Merger Sub, will be converted into the right to receive one share of common stock of Camber; and (ii) of Series C Convertible Preferred Stock of the Company (the “Viking Preferred Stock”) issued and outstanding immediately prior to the Effective Time will be converted into the right to receive one share of Series A Convertible Preferred Stock of Camber (the “Camber Series A Preferred Stock”). Each share of Camber Series A Preferred Stock will convert into 890 shares of common stock of Camber (subject to a beneficial ownership limitation preventing conversion into Camber common stock if the holder would be deemed to beneficially own more than 9.99% of Camber’s common stock), will be treated equally with Camber’s common stock with respect to dividends and liquidation, and will only have voting rights with respect to voting: (a) on a proposal to increase or reduce Camber’s share capital; (b) on a resolution to approve the terms of a buy-back agreement; (c) on a proposal to wind up Camber; (d) on a proposal for the disposal of all or substantially all of Camber’s property, business and undertaking; (f) during the winding-up of Camber; and/or (g) with respect to a proposed merger or consolidation in which Camber is a party or a subsidiary of Camber is a party. Holders of Viking Common Stock and Viking Preferred Stock will have any fractional shares of Camber common stock or preferred stock after the Merger rounded up to the nearest whole share.

At the Effective Time, each outstanding Company equity award, will be converted into the right to receive the merger consideration in respect of each share of Viking Common Stock underlying such equity award and, in the case of Company stock options, be converted into vested Camber stock options based on the merger exchange ratio calculated as provided above (the “Exchange Ratio”).

The Merger Agreement provides, among other things, that effective as of the Effective Time, James A. Doris, the current Chief Executive Officer of both the Company and Camber, shall serve as President and Chief Executive Officer of the Combined Company following the Effective Time. The Merger Agreement provides that, as of the Effective Time, the Combined Company will have its headquarters in Houston, Texas.

The Merger Agreement also provides that, during the period from the date of the Merger Agreement until the Effective Time, each of Camber and Company will be subject to certain restrictions on its ability to solicit alternative acquisition proposals from third parties, to provide non-public information to third parties and to engage in discussions with third parties regarding alternative acquisition proposals, subject to customary exceptions. Company is required to hold a meeting of its stockholders to vote upon the adoption of the Merger Agreement and, subject to certain exceptions, to recommend that its stockholders vote to adopt the Merger Agreement. Camber is required to hold a meeting of its stockholders to approve the issuance of Viking Common Stock and Viking Preferred Stock in connection with the Merger (the “Share Issuance”).

The completion of the Merger is subject to customary conditions, including (i) adoption of the Merger Agreement by Camber’s stockholders and approval of the Share Issuance by Camber’s stockholders, (ii) receipt of required regulatory approvals, (iii) effectiveness of a registration statement on Form S-4 for the Camber common stock to be issued in the Merger (the “Form S-4”), and (iv) the absence of any law, order, injunction, decree or other legal restraint preventing the completion of the Merger or making the completion of the Merger illegal. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (ii) subject to certain exceptions, performance by the other party of its obligations under the Merger Agreement and (iii) the absence of any material adverse effect on the other party, as defined in the Merger Agreement.

Additional closing conditions to the Merger include that in the event the NYSE American determines that the Merger constitutes, or will constitute, a “back-door listing”/“reverse merger”, Camber (and its common stock) is required to qualify for initial listing on the NYSE American, pursuant to the applicable guidance and requirements of the NYSE as of the Effective Time.

The Merger Agreement can be terminated (i) at any time with the mutual consent of the parties; (ii) by either Camber or Company if any governmental consent or approval required for closing is not obtained, or any governmental entity issues a final non-appealable order or similar decree preventing the Merger; (iii) by either Company or Camber if the Merger shall not have been consummated on or before August 1, 2021; (iv) by Camber or Company, upon the breach by the other of a term of the Merger, which is not cured within 30 days of the date of written notice thereof by the other; (v) by Camber if Company is unable to obtain the affirmative vote of its stockholders for approval of the Merger; (vi) by Company if Camber is unable to obtain the affirmative vote of its stockholders required pursuant to the terms of the Merger Agreement; and (vii) by Company or Camber if there is a willful breach of the Merger Agreement by the other party thereto.

The Merger Agreement contains customary indemnification obligations of the parties and representations and warranties.

Note 2 Nature of Business and Going Concern

Viking Energy Group, Inc. (“Viking” or the “Company”) is engaged in the acquisition, exploration, development and production of oil and natural gas properties, both individually and through collaborative partnerships with other companies in this field of endeavor. Since the beginning of 2019, the Company has had the following related activities:

•	On May 1, 2019, the Company’s subsidiary, Mid-Con Development, LLC sold all of its interests in the oil and gas assets Mid-Con Development, LLC owned in Ellis and Rooks Counties, Kansas, consisting of working interests in approximately 41 oil leases comprising several thousand acres.

•	On May 10, 2019, Petrodome Louisiana Pipeline LLC ("Petrodome LA"), a subsidiary of the Company’s subsidiary, Petrodome Energy, LLC, acquired a majority working interest in 6 gas wells (including 2 producing gas wells), 1 producing oil well and 1 salt water disposal well located in the East Mud Lake Field in Cameron Parish, Louisiana, with leases to mineral rights (oil and gas) concerning approximately 765 acres.

•	On February 3, 2020, Elysium Energy, LLC (“Elysium”), a wholly-owned subsidiary of Viking’s subsidiary, Elysium Energy Holdings, LLC (“Elysium Holdings”) (which was majority-owned by Viking at the time), acquired interests in certain oil and gas properties located in Texas and Louisiana. The assets purchased included leases, working interests, and over-riding royalty interests in oil and gas properties in Texas (approximately 72 wells) and Louisiana (approximately 55 wells), along with associated equipment. On February 4, 2020, Elysium hedged 75% of the estimated oil and gas production associated with the newly acquired assets for 2020, 60% of the estimated production for 2021 and 50% of the estimated production for the period between January 2022 to July 2022. Theses hedges have a floor of $45 and a ceiling ranging from $52.70 to $56 for oil, and a floor of $2 and a ceiling of $2.425 for natural gas.

The Company’s consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $63,988,245 for the year ended December 31, 2020 (the “2020 Loss”) as compared to a net loss of $19,390,850 for the year ended December 31, 2019. The 2020 Loss was comprised of, among other things, certain non-cash items, including: (i) Impairment of Oil & Gas Properties in the amount of $37,500,000 attributable in part to low commodity prices throughout 2020 due to the COVID-19 pandemic and certain geo-political factors; (ii) Stock Based Compensation of $5,625,302; (iii) Accretion of Asset Retirement Obligation of $1,111,266; (iv) Depreciation, Depletion & Amortization of $13,513,735; and (v) Change in Fair Value of Derivatives of ($5,485,573).

As of December 31, 2020, the Company has a stockholders’ deficit of $16,302,163 and total Long-Term Debt of $111,753,164. On or about January 8, 2021, the equity position of the Company was improved by the extinguishment of Long-Term Debt and accrued expenses of approximately $18,900,000 through the issuance of common stock (see Note 1).

As of December 31, 2020, the Company has a working capital deficiency of approximately $35,000,000. The largest component of current liabilities creating this working capital deficiency is a term loan agreement with a face value of approximately $33.6 million as of December 31, 2020.

Management believes it will be able to continue to leverage the expertise and relationships of its operational and technical teams to enhance existing assets and identify new development and acquisition opportunities in order to improve the Company’s financial position. The Company may have the ability, if it can raise additional capital, to acquire new assets in a separate division from existing subsidiaries. Also, as a majority-owned subsidiary of Camber Energy, Inc. (“Camber”), the Company might be able to benefit from Camber’s national stock exchange platform to access additional capital sources.

None the less, recent oil and gas price volatility as a result of geopolitical conditions and the global COVID-19 pandemic have already had and may continue to have a negative impact on the Company’s financial position and results of operations. Negative impacts could include but are not limited to: The Company’s ability to sell our oil and gas production, reduction in the selling price of the Company’s oil and gas, failure of a counterparty to make required hedge payments, possible disruption of production as a result of worker illness or mandated production shutdowns, the Company’s ability to maintain compliance with loan covenants and/or refinance existing indebtedness, and access to new capital and financing.

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

b) Basis of Consolidation

The financial statements presented herein reflect the consolidated financial results of the Company, its wholly owned subsidiaries, Mid-Con Petroleum, LLC, Mid-Con Drilling, LLC, and Mid-Con Development, LLC, which were all formed to provide a base of operations for properties in the Central United States, and Petrodome Energy, LLC, Ichor Holdings, LLC, Ichor Energy, LLC, Ichor Energy (TX), LLC, and Ichor Energy (LA), LLC., Elysium Energy Holdings, LLC, and its wholly owned subsidiaries, Elysium Energy, LLC, Elysium Energy TX, LLC, Elysium Energy LA, LLC, Pointe A La Hache, L.L.C., Potash, L.L.C., Ramos Field, L.L.C., and Turtle Bayou, L.L.C., all based in Houston, Texas which provides a base of operations to facilitate property acquisitions in Texas, Louisiana and Mississippi. All significant intercompany transactions and balances have been eliminated.

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

Assets and liabilities measured at fair value as of and for the year ended December 31, 2020 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial Assets
Commodity Derivative	-	1,220,209	-	6,227,390
	$-	$1,220,209	$-	$6,227,390

Financial liabilities
Commodity Derivative	-	893,458	-	(741,818)
	$-	$893,458	$-	$(741,818)

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

The derivative assets were $1,220,209 and $0 as of December 31, 2020 and December 31, 2019 respectively, and the derivative liabilities were $893,458 and 5,158,822 as of December 31, 2020 and December 31, 2019 respectively. The change in the fair value of the derivative assets and liabilities for the year ended December 31, 2020 consisted of an increase of $6,379,031 associated with commodity derivatives existing at the beginning of 2020 and a decrease of $893,458 associated with the new commodity derivative related to Elysium’s acquisition on February 3, 2020.

The table below is a summary of the Company’s commodity derivatives as of December 31, 2020:

Natural Gas	Period	Average MMBTU per Month	Fixed Price per MMBTU

Swap	Dec-18 to Dec-22	118,936	$2.715
Collar	Mar 20 / Aug 22	196,078	$2.00 / $2.43

Crude Oil	Period	Average BBL per Month	Price per BBL

Swap	Dec-18 to Dec- 22	24,600	$50.85
Collar	Feb 20 to Dec 20	16,278	$45.00 / $54.20
Collar	Jan 21 to Dec 21	10,135	$45.00 / $56.00
Collar	Jan 22 to July 22	6,934	$45.00 / $52.70

e) Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investment securities that have original maturities of three months or less. At December 31, 2020 and December 31, 2019, the Company has cash deposits in excess of FDIC insured limits in the amounts of $3,726,783 and $4,163,360 respectively.

Restricted cash in the amount of $3,862,756 as of December 31, 2020 consists of $2,243,485 held by Ichor Energy, LLC and/or its subsidiaries and $1,619,271 held by Elysium Energy, LLC and/or its subsidiaries.

Pursuant to the Term Loan Credit Agreement to which Ichor Energy LLC and its subsidiaries are parties, following March 31, 2019 the company is required at all times to maintain a minimum cash balance of $2,000,000 (the “MLR”). Within 30 days of the end of each quarter, commencing with the quarter ended June 30, 2019, the company is required to pay the lenders, as an additional principal payment on the debt, any cash in excess of (i) the MLR and (ii) any funds necessary for the capital expenditures contemplated to be expended in the next six-month period by an approved plan of development (“APOD Capex Amount”). At December 31, 2020, the restricted cash did not exceed the MLR and the APOD Capex Amount.

Pursuant to the Term Loan Credit Agreement to which Elysium Energy, LLC and its subsidiaries are parties, all receipts are to be deposited to a lockbox account under the control of the administrative agent, and then subsequently transferred for operations to the company’s bank accounts, all of which are subject to deposit account control agreements. The aggregate amount of unencumbered cash held in any Operating Account is not to be less than (a) $1,000,000 for the period commencing on December 31, 2020 through and including April 29, 2020, (b) $1,750,000 for the period commencing on April 30, 2021 through and including June 29, 2021, and (c) $2,500,000 for the period commencing June 30, 2021 through and including the Maturity Date. Commencing with the quarter ended September 30, 2020, the company is required to make mandatory prepayments of principal equal to 75% of Excess Cash Flow as defined in the agreement.

f) Accounts receivable

Accounts receivable consist of oil and gas receivables. The Company evaluates these accounts receivable for collectability and, when necessary, records allowances for expected unrecoverable amounts. The Company has recorded an allowance for doubtful accounts of $217,057 at December 31, 2020 and December 31, 2019.

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

j) Income (loss) per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding and adjusted by any effects of warrants and options outstanding during the period. At December 31, 2020 and 2019 there were 17,646,154 and 9,394,993 common stock equivalents that were anti-dilutive, respectively.

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

The following table disaggregates the Company’s revenue by source for the years ended December 31, 2020 and 2019:

	Years Ended
	December 31,
	2020	2019

Oil	$24,070,203	$32,030,490
Natural gas and natural gas liquids	9,360,895	6,019,879
Settlements on Hedge Contracts	6,009,454	(3,757,339)
Other income	826,228	299,820

	$40,266,780	$34,592,850

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

The following table represents stock warrant activity as of and for the year ended December 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding – December 31, 2019	4,958,882	2.34	5.6 years	-
Granted	4,452,527	0.48	7.9 years	-
Exercised	(78,166)	-	-	-
Forfeited/expired/cancelled	(2,222,222)		-	-

Warrants Outstanding – December 31, 2020	7,111,021	$0.99	5.7 years	$-

Outstanding Exercisable – December 31, 2020	7,111,021	$0.99	5.7 years	$-

The Company issued 63,709 common shares from the exercise of 78,166 warrants during the year ended December 31, 2020.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the years ended December 31, 2020 and 2019.

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

The following table describes the changes in the Company’s asset retirement obligations for the year ended December 31, 2020:

	Year ended December 31, 2020	Year ended December 31, 2019

Asset retirement obligation – beginning	$3,538,637	$4,413,465
Oil and gas purchases	1,514,328	94,796
Adjustments through disposals and settlements	-	(1,361,106)
Accretion expense	1,111,266	391,482

Asset retirement obligation – ending	$6,164,231	$3,538,637

p) Undistributed Revenues and Royalties

The Company records a liability for cash collected from oil and gas sales that have not been distributed. The amounts get distributed in accordance with the working interests of the respective owners.

q) Subsequent events

The Company has evaluated all subsequent events from December 31, 2020 through the date of filing of this report.

Note 4. Oil and Gas Properties

As discussed in Note 2, on February 3, 2020, the Company, through its subsidiary Elysium Energy, LLC (“Elysium”) completed an acquisition of working interests in certain oil and gas leases in Texas and Louisiana. The aggregate consideration transferred for the working interests of $29,496,356 substantially consisted of (i) the net proceeds from the Company’s borrowings on February 3, 2020 with various lenders represented by 405 Woodbine, LLC and Camber Energy, Inc., less (ii) the net effect of the resolution of February 3, 2020 on all amounts outstanding under the Company’s December 2018 promissory note with RPM Investments in exchange for a new note with EMC Capital Partners, LLC (including the pay-down of such new note as a result of the post-closing adjustments). See Note 7 to the consolidated financial statements for further information on all of these borrowings. The aggregate consideration has been allocated to the fair value of assets and liabilities as follows:

Fair Value of Assets and Liabilities

Oil and Gas Properties	$31,808,823
Asset retirement obligations assumed	(1,514,328)
Undistributed revenue obligation assumed	(798,139)

$29,496,356

The following table summarizes the Company’s oil and gas activities by classification and geographical cost center for the year ended December 31, 2020:

	December 31, 2019	Adjustments	Impairments	December 31, 2020

Proved developed producing oil and gas properties
United States cost center	$76,532,985	$27,319,089	$(22,500,000)	$81,352,074
Accumulated depreciation, depletion and amortization	(7,608,544)	(9,039,777)	-	(16,648,321)
Proved developed producing oil and gas properties, net	$68,924,441	$18,279,312	$(22,500,000)	$64,703,753

Undeveloped and non-producing oil and gas properties
United States cost center	$56,168,428	$6,040,841	$(15,000,000)	$47,209,269
Accumulated depreciation, depletion and amortization	(5,350,753)	(4,405,833)	-	(9,756,586)
Undeveloped and non-producing oil and gas properties, net	$50,817,675	$1,635,008	$(15,000,000)	$37,452,683

Total Oil and Gas Properties, Net	$119,742,116	$19,914,320	$(37,500,000)	$102,156,436

Primarily as a result of the COVID-19 pandemic and falling oil prices during the year ended December 31, 2020, the Company recognized an impairment of oil and gas properties of $37,500,000 which is included in the accompanying Consolidated Statement of Operations.

The following table summarizes the Company’s oil and gas activities by classification and geographical cost center for the year ended December 31, 2019:

	December 31, 2018	Adjustments	Impairments	December 31, 2019

Proved developed producing oil and gas properties
United States cost center	$81,936,721	$(5,403,736)	$-	$76,532,985
Accumulated depreciation, depletion and amortization	(604,735)	(7,003,809)	-	(7,608,544)
Proved developed producing oil and gas properties, net	$81,331,986	$(12,407,545)	$-	$68,924,441

Undeveloped and non-producing oil and gas properties
United States cost center	$51,973,719	$4,194,709	$-	$56,168,428
Accumulated depreciation, depletion and amortization	(1,480,813)	(3,869,940)	-	(5,350,753)
Undeveloped and non-producing oil and gas properties, net	$50,492,906	$324,769	$-	$50,817,675

Total Oil and Gas Properties, Net	$131,824,892	$(12,082,776)	$-	$119,742,116

Note 5. Related Party Transactions

The Company’s CEO and director, James Doris, has incurred expenses on behalf of, and made advances to, the Company in order to provide the Company with funds to carry on its operations. Additionally, Mr. Doris has made several loans through promissory notes to the Company, all accruing interest at 12%, and payable on demand. On December 21, 2020, the Company modified the exercise price of 1,666,667 previously issued common stock warrants from $0.30 to $0.001 per share. As of December 31, 2020, the total amount due to Mr. Doris for these loans is $559,122.

The Company’s CFO, Frank W. Barker, Jr., renders professional services to the Company through FWB Consulting, Inc., an affiliate of Mr. Barker’s for $20,000 per month. As of December 31, 2020, the total amount due to FWB Consulting, Inc. is $221,968 and is included in accounts payable. On December 21, 2020, the Company modified the exercise price of 555,556 previously issued common stock warrants from $0.25 to $0.001 per share. On December 31, 2020, the Company granted 1,333,333 common stock warrants to Mr. Barker with an exercise price of $0.001 per share. Additionally, the Company rented on a short-term basis, residential property from Mr. Barker during 2020 for $30,000 to facilitate corporate operations.

On December 31, 2020, the Company granted 44,444 common stock warrants with an exercise price of $0.001 per share to Lawrence Fisher, a member of the Board of Directors.

On December 31, 2020, the Company granted 66,667 common stock warrants with an exercise price of $0.001 per share to David Herskovits, a member of the Board of Directors.

During the year ended December 31, 2020, Troy Caruso and various entities affiliated with Mr. Caruso owned in aggregate more than 10% of the Company’s outstanding common stock. As of December 31, 2020, the ownership percentage has decreased below 10%. Mr. Caruso and his affiliates have provided funding under certain of the Company’s private placements, and consulting services. During the three months ended June 30, 2020, the Company repaid all short-term borrowings due to Mr. Caruso and certain of his affiliated entities which were advanced between September 30, 2019 and February 7, 2020, which included the issuance of 1,994,952 common shares at a fair value of $2,748,504. During the three months ended September 30, 2020, one of these affiliated entities was issued 286,099 common shares for services at a fair value of $321,657. Also, during the three months ended September 30. 2020, certain of these affiliated entities made two loans to the Company in the form of convertible promissory notes totaling $2,089,000. The Company issued 123,167 common shares upon execution of one of the notes and 1,897,948 common shares upon exercising the conversion privileges of both. As of December 31, 2020, Mr. Caruso and affiliated entities hold $650,000 of the Company’s convertible debt offering which commenced on February 18, 2020 and is included in long term debt.

Also see Note 1, with respect to transactions with Camber Energy, Inc.

Note 6. Equity

(a) Preferred Stock

The Company is authorized to issue 5,000,000 shares of Preferred Stock, par value $0.001 per share (the “Preferred Stock”), of which 50,000 have been designated as Series C Preferred Stock (the “Series C Preferred Stock”). Pursuant to the amended Certification of Designation of the Series C Preferred Stock filed on December 22, 2020, each share of Series C Preferred Stock entitles the holder thereof to 37,500 votes on all matters submitted to the vote of the stockholders of the Company. Notwithstanding, so long as Camber Energy, Inc. owns or is entitled to own at least 51% of the outstanding shares of Common Stock of the Company and James Doris remains a director and Chief Executive Officer of Camber, each share of Preferred Stock shall not be entitled to any votes on matters submitted to a vote of the stockholders of the Company. Each share of Series C Preferred Stock is convertible, at the option of the holder, at any time after the date of issuance of such share, at the office of the Company or any transfer agent for such stock, into 37,500 shares of fully paid and non-assessable common stock. However, upon any business combination or merger between Camber and Viking such that Camber acquires substantially all of the outstanding Common Stock or substantially all of Viking’s assets, the Company shall ensure that the Preferred Stock is convertible into the greater of: (i) 25,000,000 common shares of Camber (or a number of preferred shares of Camber convertible into such number of common shares of Camber); or (ii) that number of common shares of Camber that 25,000,000 shares of Common Stock would be convertible or exchange into in the Combination (or a number of preferred shares of Camber convertible into such number of common shares of Camber).

(b) Common Stock

On January 5, 2021 the Company filed a Certificate of Amendment with the Secretary of State of the State of Nevada to effect a reverse split of our common stock at a ratio of 1-for-9 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each nine (9) pre-split shares of common stock outstanding were automatically combined into one (1) new share of common stock. Unless otherwise stated, all share and per shares numbers in this Annual Report on Form 10-K have been adjusted to reflect the Reverse Stock Split.

During the year ended December 31, 2020, the Company issued shares of its common stock as follows:

•	2,462,818 shares of common stock issued for services valued at fair value on the date of the transactions, totaling $3,158,771.
•	63,709 shares of common stock pursuant to the exercise of 78,111 warrants.
•	2,320,101 shares of common stock issued as discount on debt valued at fair value on the date of the transaction totaling $2,444,244.
•	26,285,517 shares of common stock issued pursuant to subscription agreements for $20,107,925
•	84,446 shares of common stock issued for interest at fair value on the date of the transaction totaling $115,959.
•	3,572,870 shares of common stock issued pursuant to debt conversions at stipulated contract rates totaling $4,350,146.
•	2,905,698 shares of common stock issued as reduction of debt and accrued expenses, valued at fair value on the date of the transaction totaling $4,110,250, and resulting in a loss on financing settlements of $931,894.

During the year ended December 31, 2019, the Company issued shares of its common stock as follows:

•	686,793 shares of common stock issued for services valued at fair value on the date of the transaction totaling $783,782.
•	405,561 shares of common stock issued to satisfy accrued interest valued at fair market value at the date of the transaction totaling $620,508.
•	2,111,817 shares of common stock issued pursuant a warrant exercise for the reduction of debt in the amount of $1,900,635.
•	267,778 shares of common stock issued pursuant to the exercise of warrants in the amount of $241,000.
•	217,973 shares of common stock issued pursuant to cashless exercise of warrants.

(c) Noncontrolling Interest

As described in Note 7 to the consolidated financial statements, on February 3, 2020 and June 26, 2020, Viking borrowed $5.0 million and $4.2 million respectively from Camber Energy, Inc. As additional consideration for each loan, Viking assigned Camber 25% and 5% (respectively) of the membership interests in Elysium Energy Holdings, LLC. At the time of assignments, the fair value of each such interest was zero.

The following schedule discloses the effects of changes in the Company’s ownership interest in its subsidiaries on the Company’s equity for the year ended December 31, 2020:

Noncontrolling interest - December 31, 2019	$-

Transfers to the noncontrolling interest
Recognition of noncontrolling interest at fair value	-

Net loss attributable to noncontrolling interest	1,996,511

Change from net income attibutable to Viking Energy Group, Inc and transfers to from noncontrolling interest	$1,996,511

As discussed in Note 1, as of December 31, 2020, the noncontrolling interest was assigned back to the Company.

Note 7. Long-Term Debt and Other Short-Term Borrowings

Long term debt and other short-term borrowings consisted of the following at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019

Long-term debt:

During June through December of 2018, the Company borrowed $9,459,750 from private lenders, and exchanged $5,514,000 of amounts due lenders from prior borrowings as well as $191,250 in accrued interest, pursuant to a 10% Secured Promissory Note with 50% of the principal convertible into the Company’s common stock at $0.20 per share, all principal and accrued interest payable on the maturity date of December 31, 2020 (“the 2018 Convertible Notes”). The notes are secured by the Company’s membership interests in its subsidiaries, Petrodome Energy, LLC, Mid-Con Petroleum, LLC, Mid-Con Drilling, LLC, and Mid-Con Development, LLC. The balance shown is net of unamortized discount of $0 at December 31, 2020 and $2,086,008 at December 31, 2019. A majority of these lenders are also Viking shareholders.

	-	11,163,357

On June 13, 2018, the Company borrowed $12,400,000 pursuant to a revolving line of credit facility with a maximum principal amount of $30,000,000 from Crossfirst Bank, bearing interest 1.5% above a base rate equal to the prime rate of interest published by the Wall Street Journal. Principal is payable at $100,000 monthly through the maturity date of January 5, 2022, at which time all remaining unpaid principal and accrued interest is due. The loan is secured by a mortgage on all of the oil and gas leases of Petrodome Energy, LLC and its subsidiaries, a security agreement covering all of Petrodome Energy, LLC’s assets and a guaranty by Viking Energy Group, Inc. The balance shown is net of unamortized discount of $0 at December 31, 2020 and $34,411 at December 31, 2019

	6,490,000	7,655,589

On December 28, 2018, to facilitate the acquisition of certain oil and gas assets, the Company, through its subsidiary, Ichor Energy LLC, entered into a Term Loan Credit Agreement with various lenders represented by ABC Funding, LLC as administrative agent. The agreement provided for a total loan amount of $63,592,000, bearing interest at a rate per annum equal to the greater of (i) a floating rate of interest equal to 10% plus LIBOR, and (ii) a fixed rate of interest equal to 12%, payable monthly on the last day of each calendar month, commencing January 31, 2019. Principal payments are made quarterly at 1.25% of the initial loan amount, commencing on the last business day of the fiscal quarter ending June 30, 2019. On June 3, 2020, the Term Loan Credit Agreement was amended to reduce the permitted Asset Coverage Ratio for the fiscal quarters ending March 31, 2020, June 30, 2020 and September 30, 2020 from 1.35:1.00 to 1.15:1.00. Additionally, the First Amendment revises the interest rate under the Term Loan for the period from May 16, 2020 a per annum interest rate (i) if, as of the last day of the immediately preceding fiscal quarter, the Asset Coverage Ratio is less than 1.50:1.00, then the interest rate is the greater of (x) a floating rate of interest equal to 11.00% plus LIBOR, and (y) a fixed rate of interest equal to 13.00%, or (ii) if, as of the last day of the immediately preceding fiscal quarter, the Asset Coverage Ratio is greater than or equal to 1.50:1.00, then the interest rate is the greater of (x) a floating rate of interest equal to 10.50% plus LIBOR and (y) a fixed rate of interest equal to 12.50%. Cash generated from the operation of these assets is restricted to lease operating expenses, the payment of debt service on the Term Loan, approximately $12,000,000 of oil and gas development projects approved by the lender, and distributions to the Company of $65,000 per month for general and administrative expenses, and a quarterly tax distribution at the current statutory rates. Within 30 days of the end of each quarter, commencing with the quarter ended June 30, 2019, Ichor Energy, LLC is required to pay, as an additional principal payment on the debt, any cash in excess of the MLR and the APOD Capex Amount. To the extent not previously paid, all loans under the Loan Agreement shall be due and payable on the December 28, 2023 (the Maturity Date). The loan agreement contains prepayment penalties through December 28, 2021 and “make-whole” obligations through December 28, 2020. In addition, at maturity (or sooner under certain circumstances which include prepayment of the loan or sale of Ichor Energy, LLC) the lenders will receive a payment approximating 7% of the fair value of Ichor Energy, LLC at that time; such amount is not estimable. Obligations under the loan agreement are secured by mortgages on the oil and gas leases of Ichor Energy, LLC and all of its subsidiaries, a security agreement covering all assets of Ichor Energy, LLC, and a pledge by Ichor Holdings of all if the membership interests in Ichor Energy LLC. The balance shown is net of unamortized discount of $2,626,915 at December 31, 2020 and $3,507,364 at December 31, 2019.

	51,400,794	53,699,940

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

	-	23,777,948

On February14, 2019, the Company executed a promissory note payable to CrossFirst Bank in the amount of $56,760 for the purchase of transportation equipment, bearing interest at 7.15%, payable in 60 installments of $1,130, secured by a vehicle, with a maturity date of February 14, 2024.	38,397	48,658

On July 24, 2019, the Company through its wholly owned subsidiary, Mid-Con Petroleum, LLC, executed a promissory note payable to Cornerstone Bank in the amount of $2,241,758, bearing interest at 6%, payable interest only for the first year, then payable in 59 installments of $43,438, with a final payment due on a maturity date of July 24, 2025. The note is secured by a first mortgage on all of the assets of Mid-Con Petroleum, LLC and a guarantee of payment by Viking Energy Group, Inc. The balance shown is net of unamortized discount of $21,758 at December 31, 2020 and $26,538 at December 31, 2019.

	2,220,001	2,215,221

On July 24, 2019, the Company through its wholly owned subsidiary, Mid-Con Drilling, LLC, executed a promissory note payable to Cornerstone Bank in the amount of $1,109,341, bearing interest at 6%, payable interest only for the first year, then payable in 59 installments of $21,495, with a final payment due on a maturity date of July 24, 2025. The note is secured by a first mortgage on all of the assets of Mid-Con Drilling, LLC and a guarantee of payment by Viking Energy Group, Inc. The balance shown is net of unamortized discount of $21,697 at December 31, 2020 and $26,464 at December 31, 2019.

	1,036,982	1,032,215

On February 3, 2020, in connection with an acquisition of oil and gas interests, the Company executed a secured promissory note in the amount of $20,869,218, payable to EMC Capital Partners, LLC, subject to revision to the extent of any post-closing adjustment payments in connection with the acquisition. Such payments were to be applied to reduce the balance owing under the promissory note. During April 2020 the Company received post-closing adjustment payments in the amount of $5,277,589 which were applied to the note balance. This note replaced the secured promissory dated December 18, 2018 in favor of RPM Investments. This note bears interest at 10% and is payable along with the full amount of principal on June 11, 2021 and is secured by a pledge of all of the membership interests of Viking’s wholly-owned subsidiary, Ichor Energy Holdings, LLC. On January 8, 2021, as discussed in Note 1, this debt was extinguished by the issuance of equity and is therefore classified as noncurrent on the consolidated balance sheet at December 31, 2020.

	15,591,629	-

On February 3, 2020, to facilitate the acquisition of certain oil and gas assets, the Company, through one of its subsidiaries, Elysium Energy, LLC, entered into a Term Loan Credit Agreement with various lenders represented by 405 Woodbine, LLC as administrative agent. The agreement provides for a total loan amount of $35,000,000 at a 4.0% original issue discount. bearing interest at the prime rate plus seven and three quarters percent (7.75%) payable monthly. Principal payments are due beginning on May 1, 2020, and on each month thereafter at one percent (1%) of the then-outstanding balance, and to the extent not paid on the maturity date of August 3, 2022. Cash generated from the operation of these assets is restricted to lease operating expenses, the payment of debt service on the Term Loan, oil and gas development projects approved by the lender, and a cost allocation of $150,000 per month for general and administrative expenses of the Company. The Borrower shall have the right at any time to prepay all or a portion of the Loan Balance. The loan agreement contains a prepayment penalty of 5% of any voluntary prepayment of principal through February 3, 2021 and 3% of any voluntary prepayment of principal on or between February 3, 2021 and February 3, 2022. Commencing with the quarter ended September 30, 2020 the Borrower is required to make mandatory prepayments of principal equal to 75% of Excess Cash Flow as defined in the agreement without any prepayment penalty fees. The loans are secured by mortgages on the oil and gas leases of Elysium Energy, LLC and its subsidiaries, a security agreement covering all assets of Elysium and its subsidiaries, and a pledge of all of Elysium’s membership interests. The balance shown is net of unamortized discount of $3,148,106 at December 31, 2020.

	30,493,630	-

On or about February 18, 2020, the Company commenced an offering of securities consisting of a subordinated, secured, convertible debt instrument with equity features. The notes bear interest at 12%, payable quarterly, contain a conversion entitlement to convert all or a portion of the amount outstanding into common shares of the Company at $1.35 per share, and provide for the issuance of 16,667 common shares of the Company for every $100,000 exchanged or advanced. As security, the holders received, pari passu with all other holders, a pledge of the Company’s membership interest in Elysium Energy Holdings, LLC, and, as soon as the Company’s obligations to EMC Capital Partners, LLC are satisfied, a pledge of the Company’s membership interest in Ichor Energy Holdings, LLC. Any unpaid principal and interest is due on the maturity date of February 11, 2022. The balance shown is net of unamortized discount of $1,504,868 as of December 31, 2020.

	4,182,136	-

On April 18, 2020, the Company entered into an unsecured promissory note with Crossfirst Bank in the principal amount of $149,600 related to the CARES Act Payroll Protection Program. This note is fully guaranteed by the Small Business Administration and may be forgivable provided that certain criteria are met. The interest rate on the loan is 1%, and the note has a two-year maturity. The Company is required to make payments on the remaining principal of the note net of any loan forgiveness beginning February 18, 2021.	149,600

On July 1, 2020 the Company received a loan of $150,000 from the U.S. Small Business Administration. The loan bears interest at 3.75%, and is payable in monthly installments of at $731 monthly beginning 12 months from the date of the note, with the remaining principal and accrued interest due 30 years from the date of the note.	150,000

	111,753,164	99,592,928

Other short-term borrowings – with related parties:

On September 30, 2019, the Company received $910,000 under an agreement that requires the Company to make 28 weekly payments aggregating $1,237,600 through April 13, 2020. On December 23, 2019, the Company received an additional $242,750 under a replacement agreement that requires the Company to make 25 weekly payments aggregating $1,620,000 through June 15, 2020. The balance shown is net of the maximum discount of $413,445 at December 31, 2019.	-	1,141,755

On October 3, 2019, the Company received $480,200 under an agreement that requires the Company to make 28 weekly payments aggregating $666,400 through April 20, 2020. The balance shown is net of the maximum discount of $132,289 at December 31, 2019.	-	423,111

On December 23, 2019, the Company received $2,939,970 under an agreement that requires the Company to make 25 weekly payments aggregating $4,050,000 through June 15, 2020. The balance shown is net of the maximum discount of $1,110,030 at December 31, 2019.	-	2,855,368

Other short-term borrowings:

On November 26, 2019, the Company received $200,000 from an individual. The advance was non-interest bearing and payable on demand.	-	200,000

Total long-term debt and other short-term borrowings	111,753,164	104,213,162
Less current portion	(32,977,368)	(19,225,045)
	$78,775,796	$84,988,117

Principal maturities of long-term debt for the next five years and thereafter are as follows:

Twelve-month period ended December 31,
	Principal	Unamortized Discount	Net
2021	$38,307,719	$5,330,351	$32,977,368
2022	30,270,710	1,098,738	29,171,972
2023	48,894,410	879,388	48,015,022
2024	716,890	9,529	707,361
2025	708,643	5,339	703,304
Thereafter	178,137	-	178,137

	$119,076,509	$7,323,345	$111,753,164

Loan Covenants

Pursuant to the terms of the Revolving Line of Credit Facility executed on June 13, 2018 with CrossFirst Bank for a maximum principal amount of $30,000,000, the Company is required to provide on a quarterly basis, certain information to the Bank relative to operational performance of the Borrowers, to include internally prepared consolidated financial statements, hedge reports, and a compliance certificate. At December 31, 2020, the Company is in compliance with these loan covenants.

Pursuant to the terms of the Term Loan Credit Agreement executed on December 28, 2018 with various lenders in the initial amount of $63,592,000 (and as amended in June 2020), the Company is required to provide, periodically to the lenders, certain information (including restrictive financial ratios) regarding the financial and operational performance of the related assets, accompanied by a compliance certificate. At December 31, 2020, the Company is in compliance with these loan covenants.

Pursuant to the terms of the Term Loan Credit Agreement executed on February 3, 2020 with various lenders in the initial amount of $36,458,333, the Company is required to periodically provide the lenders certain information (including restrictive financial ratios) regarding the financial and operational performance of the related assets, accompanied by a compliance certificate. The Company was in compliance with all loan covenants except certain mid-year financial ratios at June 30, 2020; in August 2020, the Company (i) obtained a waiver from the lenders of such noncompliance as of June 30, 2020 and (ii) modified and added certain covenants to the Term Loan Credit Agreement. The Company is in compliance with all applicable covenants in the agreement at December 31, 2020. Given current difficult and volatile economic conditions, the Company has continued to classify this debt as a current liability in the accompanying Consolidated Balance Sheet at December 31, 2020 as the Company is uncertain as to its ability to comply with all of the covenants in the future.

Note 8. Commitments and contingencies

Office lease

In April 2018, the Company’s subsidiary, Petrodome Energy, LLC entered into a 66-month lease for 4,147 square feet of office space for the Company’s corporate office in Houston, Texas. The annual base rent commenced at $22.00 per square foot, and escalates at $0.50 per foot each year through expiration of the lease term. Operating lease expense is recognized on a straight-line basis over the lease term. Operating lease expense was $116,573 and $96,304 for the years ended December 31, 2020 and 2019.

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

Note 9. Income Taxes

The Company has estimated net operating loss carry forwards of approximately $44,200,000 and $27,800,000 as of December 31, 2020 and 2019, respectively. The potential benefit of these net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not that it will utilize the net operating losses carried forward in future years. T In December 2017, tax legislation was enacted limiting the deduction for net operating losses from taxable years beginning after December 31, 2017 to 80% of current year taxable income, eliminating net operating loss carrybacks for losses arising in taxable years ending after December 31, 2017, and allowing net operating losses to be carried forward indefinitely. On March 27, 2020 the Coronavirus Aid Relief, and Economic Security Act was enacted which modified the prior legislation to allow 100% of the net operating losses arising in tax years 2018, 2019, and 2020 to be carried back five years. The Company does not have taxable income available in the carryback period. Net operating losses originating in taxable years beginning prior to January 1, 2018 are still subject to former carryover rules. The net operating loss carryforwards generated prior to this date of approximately $11,000,000 will expire between 2021 through 2038.

The current and deferred income tax expense (benefit) consists of the following for the years ending December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019

Current
Federal	$(3,430,038)	$(3,174,242)
State		-
Total current tax expense (benefit)	(3,430,038)	(3,174,242)

Deferred tax timing differences
Federal	(10,004,343)	(894,687)
State		-

Increase (decrease) in valuation allowance	13,434,381	4,068,929

Income tax expense (benefit)	$-	$-)

The components of deferred tax assets and liabilities as of December 31, 2020, and 2019 is as follows:

	December 31, 2020	December 31, 2019

Deferred tax assets:
NOL carry forwards	$9,273,296	$5,843,257
Bad debt reserves	77,896	77,896
Impairment of oil and gas assets	8,278,289	403,289
Unrealized loss	695	695
Derivative losses	149,982	1,301,952
Book tax depletion difference	4,333,842	2,233,842
Share based compensation	3,637,737	2,456,423

Total deferred tax assets	25,751,736	12,317,354

Deferred tax liabilities:
Derivative gains	(121,947)	(121,947)
Bargain purchase gain	(5,674,498)	(5,674,498)

Total deferred tax liabilities	(5,796,445)	(5,796,445)

Deferred tax assets - before valuation allowance	19,955,291	6,520,909
Less valuation allowance	(19,955,291)	(6,520,909)

Deferred tax asset (liability) - net	$-	$-

A reconciliation of the federal and state statutory income tax rates to the Company’s effective income tax rate applicable to income before income tax benefit from continuing operations is as follows for the years ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019

Continuing operations
Expected provision at US statutory rate	21.00%	21.00%
State income tax net of federal benefit	0.00%	0.00%
Other items effecting timing differences	0.00%	0.00%
Valuation allowance	21.00%	21.00%

Effective income tax rate	0.00%	0.00%

The Company files income tax returns on a consolidated basis in the United States federal jurisdiction. As of December 31, 2020, the tax returns for the Company for the years ending 2017 through 2019 remain open to examination by the Internal Revenue Service. The Company and its subsidiaries are not currently under examination for any period.

As a result of the company becoming a majority-owned subsidiary of Camber as discussed in Note 1, the Company has undergone an ownership change as defined in Section 382 of the Internal Revenue Code, and the Company’s tax net operating loss carry forwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

Note 10. Subsequent Events

Certain subsequent events are described in Note 1 to the consolidated financial statements.

Also subsequent to December 31, 2020, the Company issued 360,918 shares of common stock in exchange for services.

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES – (unaudited)

The following supplemental unaudited information regarding Viking’s oil and gas activities is presented pursuant to the disclosure requirements of ASC 932. Viking’s oil and gas activities are located in the United States.

Results of Operations

	United States
	2020	2019
Sales	$40,266,780	$35,465,093
Lease operating costs	(19,075,749)	(13,076,020)
Depletion, accretion and impairment	(52,125,001)	(11,327,928)
Net	$(30,933,970)	$11,061,145

Oil and Gas Production and Sales by geographic area for the years ended December 31, 2020 and 2019:

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

Estimated Quantities of Proved Reserves

	United States
	2020	2019

Proved Developed, Producing	12,483,138	7,672,566
Proved Developed, Non Producing	3,471,570	1,980,157
Total Proved Developed	15,954,708	9,652,723
Proved Undeveloped	3,340,107	4,172,167

Total Proved	19,294,815	13,824,890

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

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were prepared in accordance with provisions of ASC 932 - Extractive Activities - Oil and Gas. Future cash inflows at December 31, 2020 and 2019 were computed by applying the unweighted, arithmetic average of the closing price on the first day of each month for the 12-month period prior to December 31, 2020 and 2019 to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year-end, based on year-end costs and assuming continuation of existing economic conditions.

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

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for the year ended December 31, 2020 and 2019 are as follows:

	United States
	2020	2019

Future cash inflows	$457,438,654	$541,243,657
Future production costs	(202,285,561)	(156,167,716)
Future development costs	(32,860,370)	(42,539,780)
Future income tax expense	(8,424,790)	(38,772,674)

Future net cash flows	213,867,933	303,763,487
10% annual discount for estimated timing of cash flows	(96,141,109)	(135,523,587)

Standardized measure of DFNCF	$117,726,824	$168,239,900

Changes in Standardized Measure of Discounted Future Net Cash Flows

The changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for the years ended December 31, 2020 and 2019 are as follows:

	United States
	2020	2019

Balance - beginning	$168,239,900	$244,557,095
Net changes in prices and production costs	(73,153,013)	(49,623,771)
Net changes in future development costs	(1,958,490)	502,197
Sales of oil and gas produced, net	(21,191,031)	(22,389,073)
Extensions, discoveries and improved recovery	-	-
Purchases of reserves	40,667,910	25,556,000
Sales of reserves	-	(12,106,298)
Revisions of previous quantity estimates	(37,825,326)	(67,757,693)
Previously estimated development costs incurred	1,935,328	3,636,007
Net change in income taxes	17,851,559	24,288,680
Accretion of disccount	11,987,326	28,884,619
Other	11,172,661	(7,307,863)

Balance - ending	$117,726,824	$168,239,900

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

There are no reportable events under this item for the year ended December 31, 2020.

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

As of December 31, 2020, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of the Company's internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1)) inadequate segregation of duties consistent with control objectives; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of the Company's financial statements as of December 31, 2020 and communicated the matters to the Company's management.

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

(a) Disclosure Controls and Procedures; Changes in Internal Control Over Financial Reporting

Management has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2020. Based on this evaluation, management concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2020.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020. Based on this assessment, management concluded that, as of December 31, 2020 the Company’s internal control over financial reporting was not effective based on those criteria.

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

There was no change in our internal control over financial reporting during the quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers

The name of the officers and directors of the Company as of December 31, 2020, as well as certain information about them, are set forth below:

Name	Age	Position
James A. Doris	49	Director/CEO/President
Lawrence Fisher	83	Director
David Herskovits	71	Director
Frank W. Barker, Jr.	66	CFO
Mark Finckle	59	EVP

Background of Officers and Directors

James A. Doris

Mr. Doris has been an officer and director of the Company since 2014 and has been an integral part of transitioning the Company’s to an appropriate platform to facilitate growth. He has over 25 years of experience negotiating national and international business transactions. Formerly a lawyer in Canada, Mr. Doris represented domestic and foreign clients regarding their investment activities in Canada for over 16 years. Prior to starting his own law firm, Mr. Doris served as Executive Vice President and In-House Counsel for a real estate investment and development company as well as working at one of Canada’s leading law firms. Mr. Doris graduated cum laude from the University of Ottawa.

Lawrence B. Fisher

Mr. Fisher practiced securities law in New York City for over 40 years. He was Partner in the law firm Orrick, Herrington & Sutcliffe for 11 years until retirement in 2002. While at the firm, Mr. Fisher was Partner-In-Charge of the New York office and a member of the firm’s Executive Committee. Prior to Orrick, Mr. Fisher was a partner in the New York law firm Kelley, Drye & Warren for 10 years, including 3 years as a member of the firm’s Executive Committee, and prior to his time at Kelley, Drye & Warren, Mr. Fisher was associate and then partner in the law firm Parker, Chapin and Flattau for an aggregate of 22 years, 5 as an associate and the remainder as a partner. There, too, Mr. Fisher was a member of the firm’s Executive Committee. Mr. Fisher graduated from Columbia College in 1960 and Columbia Law School in 1963 and was a Research Fellow at the London School of Economics from 1963-1965. Mr. Fisher was a member of the Board of Directors of National Bank of New York City in excess of 30 years until retirement in 2000, and he was a member of the Board of Directors of Financial Federal Corporation until its sale 7 years ago. In December 2020, Mr. Fisher joined the Board of GBS, Inc., a publicly traded life science company.

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

Delinquent Section 16(a) Reports

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock by each person who, at any time during the 2020 fiscal year, was a director, officer, or beneficial owner of more than 10% of our common stock, were timely filed during the most recent fiscal year, except that (i) Frank Barker, Jr. did not timely file a Form 4 upon his receipt of warrants to purchase 1,333,333 shares of common stock on December 31, 2020; (ii) Mark Finckle did not timely file a Form 4 upon his receipt of warrants to purchase 277,778 shares of common stock on August 14, 2020 (iii) Lawrence Fisher did not timely file a Form 4 upon his receipt of warrants to purchase 44,444 shares of common stock on December 31, 2020; and (iv) David Herskovits did not timely file a Form 4 upon his receipt of warrants to purchase 66,667 shares of common stock on December 31, 2020.

Item 11. Executive Compensation

Summary Compensation Table— Fiscal Years Ended December 31, 2020 and 2019

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary	Bonus	Stock Awards		Option Awards		Non-Equity Incentive Plan Compensation Earnings	Non-Equity Deferred Compensation Earnings	All Other Compensation		Total

James A. Doris	2020	$-	$-	$-		$-		$-	$-	$11,027	(2)	$11,027
CEO & President (1)	2019	$-	$-	$-		$-		$-	$-	$-		$-

Timothy Swift	2020	$41,453	$-	$-		$-		$-	$-	$-		$41,453
EVP & COO (3)	2019	$275,000	$-	$-		$-		$-	$-	$-		$275,000

Frank W. Barker, Jr.	2020	$-	$-	$-		$1,617,538	(5)	$-	$-	$235,852	(6)	$1,853,390
CFO (4)	2019	$-	$-	$-		$-		$-	$-	$170,000	(7)	$170,000

Mark Finckle	2020	$163,313	$-	$-		$337,597	(8)	$-	$-	$-		$500,910
EVP	2019	$71,923	$-	$81,000	(9)	$167,751	(10)	$-	$-	$-		$320,674

Narrative to Summary Compensation Table

___________

1.	On June 28, 2014, Mr. Doris was appointed as a director, and on December 12, 2014, as the Chief Executive Officer and President of the Company.

2.

On December 21, 2020, the exercise price on 1,666,667 common stock warrants previously issued to Mr. Doris was reduced from $0.30 per share to $0.001 per share. The resultant value has been included in “All Other Compensation” and has been calculated using the Black-Scholes pricing model.

3.

On March 19, 2018, Mr. Swift was appointed as Executive Vice President and Chief Operating Officer of the Company, and effective February 13, 2020, Mr. Swift was no longer an officer or employee of the Company.

4.	On December 29, 2017, Mr. Barker was appointed as a director and as the Chief Financial Officer of the Company. On August 20, 2018, Mr. Barker resigned as a director.

5.

On December 31, 2020, Mr. Barker was granted 1,333,333 common stock warrants at an exercise price of $0.001. The value included in “Option Awards” has been calculated using the Black-Scholes pricing model.

6.

The amount included in “All Other Compensation” for the year ended December 31, 2020, is comprised of $202,500 paid to FWB Consulting, Inc., a company affiliated with Mr. Barker, $30,000 paid to Mr. Barker for rental of residential property to facilitate corporate operations and $3,352 representing the value of a reduction in the exercise price on 555,556 previously issued common stock warrants from $0.25 to $0.001 per share. This value was calculated using the Black-Scholes pricing model.

7.	The amount included in “All Other Compensation” for the year ended December 31, 2019 consists of $170,000 paid to FWB Consulting, Inc., a company affiliated with Mr. Barker.

8.	On August 14, 2020 Mr. Finckle was granted 277,778 common stock warrants at an exercise price of $2.70 per share. This value was calculated using the Black-Scholes pricing model.

9.	On September 23, 2019, Mr. Finckle was issued 55,556 common shares valued at the closing market price on the date of issue.

10.	On September 9, 2019, Mr. Finckle was granted 111,111 common stock warrants at an exercise price of $2.70 per share. The value was calculated using the Black-Scholes pricing model.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2020, the Company did not maintain an equity incentive plan or other plan, including but not limited to bonus, deferred compensation or retirement plan under which the Company’s securities may be issued to its named executive officers as compensation.

Employment Agreements

As of December 31, 2020, the Company did not have any formal compensation arrangements with any executive except that the Company had orally agreed to pay the entity of the Company’s CFO $20,000 per month. The Company has eight other full-time employees in Houston at the Corporate Headquarters who are not executive officers.

Compensation of Directors

The directors and former directors of the Company were compensated as such during the fiscal years ended December 31, 2020, and December 31, 2019, respectively, as follows:

Name and Principal Position	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation Earnings	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

James A. Doris	2020	$-	$-	$-		$-	$-	$-	$-
	2019	$-	$-	$-		$-	$-	$-	$-

Frank W. Barker, Jr. (1)	2020	$-	$-	$-		$-	$-	$-	$-
	2019	$-	$-	$-		$-	$-	$-	$-

Lawrence Fischer	2020	$20,000	$-	$53,918	(2)	$-	$-	$-	$73,918
	2019	$35,833	$-	$-		$-	$-	$-	$35,833

David Herskovits	2020	$30,000	$-	$80,877	(3)	$-	$-	$-	$110,877
	2019	$33,333	$-	$-		$-	$-	$-	$33,333

__________

1.	Appointed as a director and an executive officer on December 29, 2017; resigned as director on August 18, 2018.

2.	On December 31, 2020 Mr. Fisher was granted 44,444 common stock warrants with an exercise price of $0.001 per share. The value was calculated using the Black-Scholes pricing model.

3.	On December 31, 2020 Mr. Herskovits was granted 66,667 common stock warrants with an exercise price of $0.001 per share. The value was calculated using the Black-Scholes pricing model.

Directors of the Company may be reimbursed for any out-of-pocket expenses incurred by them for each regular or special meeting attendance. The Company presently has no pension, health, annuity, insurance or profit-sharing plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2020, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, (ii) each director and each of our named executive officers and (iii) all executive officers and directors as a group.

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

Title of Class	Name & Address of Beneficial Owners	Amount & Nature of Beneficial Ownership (1)	Percent of Class (2)

Common Stock	Camber Energy, Inc.	26,274,510	51.02%
Common Stock	James Doris (3)	28,163,400	52.98%
Common Stock	Frank W. Barker, Jr. (4)	1,888,889	3.54%
Common Stock	Mark Finckle (5)	362,978	.70%
Common Stock	David Herskovits (6)	73,890	0.14%
Common Stock	Lawrence Fisher (7)	47,323	0.09%

Common Stock	All Officers and Directors as a Group	30,536,480	55.08%

Series C Preferred	James A. Doris	28,092	100.0%

Series C Preferred	All Officers and Directors as a Group	28,092	100.0%

_______________

1.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of the Company's common stock unless otherwise stated herein.

2.

As of December 31, 2020, a total of 51,494,956 shares of the Company's common stock, and 28,092 shares of the Company's preferred stock, as well as 7,111,021 warrants are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each beneficial owner above, any warrants exercisable within 60 days have been included for purposes of calculating the relevant percentage ownership.

3.

Includes 1,666,667 warrants held by James Doris, 222,223 shares of common stock held by Mr. Doris, and 26,274,510 shares issued to Camber Energy, Inc. (“Camber”). Mr. Doris is a member of the Board of Directors of Camber, and therefore shares voting power with respect to shares issued in the name of Camber. Accordingly, Mr. Doris may be deemed a beneficial owner of shares issued in the name of Camber pursuant to Rule 13d-3 promulgated under the Exchange Act.

4.	Includes 555,556 warrants held by FWB Consulting, Inc., a company controlled by Frank W. Barker, Jr. and 1,333,333 warrants held by Mr. Barker

5.	Includes 277,778 warrants held by Mark Finckle.

6.	Includes 66,667 warrants held by David Herskovits

7.	Includes 44,444 warrants held by Lawrence Fisher

Item 13. Certain Relationships and Related Transactions

Related Transactions

The Company’s CEO and director, James Doris has incurred expenses on behalf of, and made advances to, the Company in order to provide the Company with funds to carry on its operations. Additionally, Mr. Doris has made several loans through promissory notes to the Company, all accruing interest at 12%, and payable on demand. As of December 31, 2020, the total amount due to Mr. Doris for these loans is $559,122. Accrued interest of $6,618 is included in accrued expenses and other current liabilities at December 31, 2020.

The Company’s CFO, Frank W. Barker, Jr., renders professional services to the Company through FWB Consulting, Inc., an affiliate of Mr. Barker’s. As of December 31, 2020, the total amount due to FWB Consulting, Inc. is $221,968 and is included in accounts payable. Additionally, the Company rented on a short-term basis, residential property from Mr. Barker during 2020 for $30,000 to facilitate corporate operations.

The following table reflects the balances of related parties' transactions as of December 31, 2020 and 2019:

	Years ended
	December 31,
	2020	2019
Due to Mr. James A. Doris – demand loans	559,122	590,555
Due to FWB Consulting, Inc.	221,968	184,468
	$781,090	$775,023

Other than as disclosed, there were no material transactions, series of similar transaction, current transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $120,000 or 1% of the Company's total assets as of December 31, 2020, and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 14. Principal Accounting Fees and Services

The following table sets forth the fees billed by our independent accounting firm of Turner, Stone & Company, LLP, and prior independent accounting firms, for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2020	2019
Audit Fees	$71,500	$42,000
Audit Related Fees	-	-
Tax Fees	26,000	-
All Other Fees	-	-
Total	$97,500	$42,000

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

2.1

Agreement and Plan of Merger, dated as of February 15, 2021, by and between Viking Energy Group, Inc. and Camber Energy, Inc. (incorporated by reference to our Current Report on Form 8-K filed on February 18, 2021)

3.1	Articles of Incorporation (incorporated by reference to our Definitive Information Statement on Schedule 14C filed on October 14, 2008)

3.2	Bylaws (incorporated by reference to our Definitive Information Statement on Schedule 14C filed on October 14, 2008)

3.3*	Certificate of Amendment to Articles of Incorporation

3.4	Certificate of Amendment to Designation - After Issuance of Class or Series (incorporated by reference to our Current Report on Form 8-K filed on December 28, 2020)

10.1

Term Loan Agreement, dated December 22, 2017, by the Borrowers listed therein, 405 Petrodome LLC, as Administrative Agent, and 405 Petrodome LLC and Cargill, Incorporated, as Lenders (incorporated by reference to our Current Report on Form 8-K filed on December 29, 2017)

10.2

Purchase and Sale Agreement, executed as of September 1, 2018, by and among Viking Energy Group, Inc. and Bodel Holdings, L.L.C., Cleveland Holdings, L.L.C., Delbo Holdings, L.L.C., DeQuincy Holdings, L.L.C., Gulf Coast Working Partners, L.L.C., Oakley Holdings, L.L.C., SamJam Energy, L.L.C., and Perry Point Holdings, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on September 5, 2018)

10.3

First Amendment to Purchase and Sale Agreement, executed as of November 1, 2018, by and among Viking Energy Group, Inc. and Bodel Holdings, L.L.C., Cleveland Holdings, L.L.C., Delbo Holdings, L.L.C., DeQuincy Holdings, L.L.C., Gulf Coast Working Partners, L.L.C., Oakley Holdings, L.L.C., SamJam Energy, L.L.C., and Perry Point Holdings, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on November 5, 2018)

10.4

Second Amendment to Purchase and Sale Agreement, executed as of November 1, 2018, by and among Viking Energy Group, Inc. and Bodel Holdings, L.L.C., Cleveland Holdings, L.L.C., Delbo Holdings, L.L.C., DeQuincy Holdings, L.L.C., Gulf Coast Working Partners, L.L.C., Oakley Holdings, L.L.C., SamJam Energy, L.L.C., and Perry Point Holdings, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2018)

10.5

Collateral Agreement to Purchase and Sale Agreement, executed as of December 26, 2018, by and among Viking Energy Group, Inc. and Bodel Holdings, L.L.C., Cleveland Holdings, L.L.C., Delbo Holdings, L.L.C., DeQuincy Holdings, L.L.C., Gulf Coast Working Partners, L.L.C., Oakley Holdings, L.L.C., SamJam Energy, L.L.C., and Perry Point Holdings, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2018)

39

10.6

Term Loan Credit Agreement, dated as of December 28, 2018, by and among Ichor Energy Holdings, LLC, Ichor Energy, LLC, ABC Funding, LLC, as Administrative Agent, and the Lender Parties (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2018)

10.7

10% Secured Promissory Note, dated December 27, 2018, issued by Viking Energy Group, Inc. to RPM Investments, a Division of Opus Bank, in favor of Sellers (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2018)

10.8

Security and Pledge Agreement, executed as of December 27, 2018, by and among Viking Energy Group, Inc. and Bodel Holdings, L.L.C., Cleveland Holdings, L.L.C., Delbo Holdings, L.L.C., DeQuincy Holdings, L.L.C., Gulf Coast Working Partners, L.L.C., Oakley Holdings, L.L.C., SamJam Energy, L.L.C., and Perry Point Holdings, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2018)

10.9

Purchase and Sale Agreement, dated as of October 10, 2019, by and among Elysium Energy, LLC, 5Jabor, LLC, Bass Petroleum, L.L.C., Bodel Holdings, LLC, Delbo Holdings, L.L.C., James III Investments, L.L.C., JamSam Energy, LLC, Lake Boeuf Investments, LLC, Oakley Holdings, L.L.C., and Plaquemines Holdings, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on October 11, 2019)

10.10

First Amendment to Purchase and Sale Agreement, effective as of December 23, 2019, by and among 5Jabor, LLC; Bass Petroleum, L.L.C.; Bodel Holdings, LLC; Delbo Holdings, L.L.C.; James III Investments, LLC; JamSam Energy, L.L.C.; Lake Boeuf Investments, LLC; Oakley Holdings, L.L.C.; Plaquemines Holdings, L.L.C.; Elysium Energy, LLC; Viking Energy Group, Inc. and Five JAB, Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 30, 2019)

10.11

Second Amendment to Purchase and Sale Agreement and Waiver, effective as of February 2, 2020, by and among 5Jabor, LLC; Bass Petroleum, L.L.C.; Bodel Holdings, LLC; Delbo Holdings, L.L.C.; James III Investments, LLC; JamSam Energy, L.L.C.; Lake Boeuf Investments LLC; Oakley Holdings, L.L.C.; Plaquemines Holdings, L.L.C. and Elysium Energy, LLC (incorporated by reference to our Current Report on Form 8-K filed on February 2, 2020)

10.12

Term Loan Agreement, dated as of February 3, 2020, by and among Elysium Energy Holdings, LLC; Elysium Energy, LLC; Elysium Energy LA, LLC; Elysium Energy TX, LLC; Pointe a la Hache, L.L.C.; Turtle Bayou, L.L.C.; Potash, L.L.C.; Ramos Field, L.L.C.; 405 Woodbine LLC, as Administrative Agent, and the Lenders signatory thereto. (incorporated by reference to our Current Report on Form 8-K filed on February 6, 2020)

10.13

First Amendment to Term Loan Agreement, effective as of September 1, 2020, by and among Viking Energy Group, Inc.; Elysium Energy, LLC; Elysium Energy Holdings, LLC; Elysium Energy LA, LLC; Elysium Energy TX, LLC; Pointe a La Hache, L.L.C.; Turtle Bayou, L.L.C.; Potash, L.L.C.; Ramos Field, L.L.C.; 405 Woodbine LLC, as Agent, and the Lenders (incorporated by reference to our Current Report on Form 8-K filed on September 4, 2020)

10.14

Security Agreement, dated as of February 3, 2020, by and among Elysium Energy, LLC; Elysium Energy LA, LLC; Elysium Energy TX, LLC; Pointe a la Hache, L.L.C.; Turtle Bayou, L.L.C.; Potash, L.L.C.; Ramos Field, L.L.C. and 405 Woodbine LLC (incorporated by reference to our Current Report on Form 8-K filed on February 6, 2020)

10.15

Guarantee and Pledge Agreement, dated as of February 3, 2020, by Elysium Energy Holdings, LLC and 405 Woodbine LLC (incorporated by reference to our Current Report on Form 8-K filed on February 6, 2020)

10.16

Securities Purchase Agreement, dated as of February 3, 2020, Issued by Viking Energy Group, Inc. and Camber Energy, Inc. (incorporated by reference to our Current Report on Form 8-K filed on February 5, 2020)

40

10.17

$5,000,000 10.5% Secured Promissory Note, dated as of February 3, 2020, Issued by Viking Energy Group, Inc. to Camber Energy, Inc. (incorporated by reference to our Current Report on Form 8-K filed on February 5, 2020)

10.18

Security and Pledge Agreement, dated as of February 3, 2020, by and between Viking Energy Group, Inc. and Camber Energy, Inc. (incorporated by reference to our Current Report on Form 8-K filed on February 5, 2020)

10.19

Security and Pledge Agreement, dated as of February 3, 2020, by and between Viking Energy Group, Inc. and Camber Energy, Inc. (incorporated by reference to our Current Report on Form 8-K filed on February 5, 2020)

10.20

Assignment of Membership Interests by Viking Energy Group, Inc. in favor of Camber Energy, Inc. dated February 3, 2020 (incorporated by reference to our Current Report on Form 8-K filed on February 5, 2020)

10.21

Mutual Termination Agreement, by and between Viking Energy Group, Inc. and Camber Energy, Inc., dated December 22, 2020 (incorporated by reference to Current Report on Form 8-K filed on December 28, 2020)

10.22

Assignment of Membership Interests, by Camber Energy, Inc. in favor of Viking Energy Group, Inc., dated December 22, 2020 (incorporated by reference to Current Report on Form 8-K filed on December 28, 2020)

10.23

Securities Purchase Agreement (with Cancellation Agreement), by and between Camber Energy, Inc. and Viking Energy Group, Inc., dated December 22, 2020 (incorporated by reference to our Current Report on Form 8-K filed on December 28, 2020)

10.24	Form of Guaranty, issued by Viking Energy Group, Inc., dated December 22, 2020 (incorporated by reference to our Current Report on Form 8-K filed on December 28, 2020)

10.25

Securities Purchase Agreement, by and between Camber Energy, Inc. and Viking Energy Group, Inc., dated December 31, 2020 (incorporated by reference to our Current Report on Form 8-K filed on January 13, 2021)

10.26

Cancellation Agreement, by and between Viking Energy Group, Inc. and EMC Capital Partners, LLC, dated December 31, 2020 (incorporated by reference to our Current Report on Form 8-K filed on January 13, 2021)

10.27	Employment Agreement with Mark Finckle dated as of September 9, 2019 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 12, 2019)

10.28	Restricted Stock Agreement with Mark Finckle dated as of September 9, 2019 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 12, 2019)

21.1	Subsidiaries of Viking Energy Group, Inc. (incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2020)

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

41

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIKING ENERGY GROUP, INC. (Registrant)

Date: March 25, 2021	By:	/s/ James Doris
James Doris
Principal Executive Officer

In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 25, 2021	By:	/s/ Frank W. Barker, Jr.
Frank W. Barker, Jr.
Principal Financial and Accounting Officer

42