Form 10-Q
period 2021-03-31
VIKING ENERGY GROUP, INC.
filed 2021-05-24
CIK 1102432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________

FORM 10-Q

______________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer ☑	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 21, 2021, the registrant had 68,105,983 shares of common stock outstanding.

VIKING ENERGY GROUP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIKING ENERGY GROUP, INC.

(A Majority Owned Subsidiary of Camber Energy, Inc.)

Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash	$2,501,859	$3,976,783
Restricted cash	3,437,170	3,862,756
Accounts receivable – oil and gas - net	5,826,114	4,050,631
Total current assets	11,765,143	11,890,170

Oil and gas properties, full cost method
Proved developed producing oil and gas properties, net	63,618,180	64,703,753
Proved undeveloped and non-producing oil and gas properties, net	36,876,079	37,452,683
Total oil and gas properties, net	100,494,259	102,156,436

Fixed assets, net	395,696	433,168
Derivative asset	-	1,220,209
Deposits	57,896	57,896
TOTAL ASSETS	$112,712,994	$115,757,879

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,831,614	$4,475,519
Accrued expenses and other current liabilities	443,401	3,857,655
Undistributed revenues and royalties	4,827,528	4,115,462
Derivative liability	5,341,855	893,458
Amount due to director	40,843	559,122
Current portion of long-term debt and other short-term borrowings – net of debt discount	44,601,248	32,977,368
Total current liabilities	60,086,489	46,878,584
Long term debt - net of current portion and debt discount	51,419,373	78,775,796
Operating lease liability	223,472	241,431
Asset retirement obligation	6,308,397	6,164,231
TOTAL LIABILITIES	118,037,731	132,060,042

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 28,092 shares issued and outstanding as of March 31, 2021 and December 31, 2020	28	28
Common stock, $0.001 par value, 500,000,000 shares authorized,
68,080,555 and 51,494,956 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.	68,081	51,495
Additional paid-in capital	95,933,924	75,920,811
Accumulated deficit	(101,326,770)	(92,274,497)
TOTAL STOCKHOLDERS’ DEFICIT	(5,324,737)	(16,302,163)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$112,712,994	$115,757,879

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC.

(A Majority Owned Subsidiary of Camber Energy, Inc.

Consolidated Statements of Operations (Unaudited)

	Three months ended
	March 31,
	2021	2020

Revenue
Oil and gas sales	$10,494,079	$11,787,952

Operating expenses
Lease operating costs	4,746,016	3,759,203
General and administrative	1,121,235	1,284,647
Stock based compensation	273,750	253,750
Depreciation, depletion and amortization	2,357,002	3,177,202
Accretion - ARO	142,366	125,620
Total operating expenses	8,640,369	8,600,422

Income from operations	1,853,710	3,187,530

Other income (expense)
Interest expense	(3,252,495)	(4,583,560)
Amortization of debt discount	(1,058,356)	(1,235,530)
Loss on debt settlement	(926,531)	-
Change in fair value of derivatives	(5,668,606)	22,879,444
Interest and other income	5	1,275
Total other income (expense)	(10,905,983)	17,061,629

Net income (loss) before income taxes	(9,052,273)	20,249,159
Income tax benefit (expense)	-	-
Net income (loss)	(9,052,273)	20,249,159
Net loss attributable to noncontrolling interest	-	(957,169)
Net income (loss) attributable to Viking Energy Group, Inc.	$(9,052,273)	$19,291,990
Earnings (loss) per common share
Basic and Diluted	$(0.13)	$1.39
Weighted average number of common shares outstanding
Basic and Diluted	66,561,107	13,924,471

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC.

(A Majority Owned Subsidiary of Camber Energy, Inc.)

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2021	2020

Cash flows from operating activities:
Net Income (loss)	$(9,052,273)	$20,249,159
Adjustments to reconcile net loss to cash provided by operating activities:
Change in fair value of derivative liability	5,668,606	(22,879,444)
Stock based compensation	273,750	253,750
Depreciation, depletion and amortization	2,357,002	3,177,202
Amortization of operational right-of-use assets	248	768
Accretion – Asset retirement obligation	142,366	125,620
Loss on debt settlement	926,531	-
Amortization of debt discount	1,058,356	1,235,530
Changes in operating assets and liabilities
Accounts receivable	(1,775,483)	(1,756,191)
Prepaid expenses and other assets	-	17,126
Accounts payable	356,095	(1,792,463)
Accrued expenses and other current liabilities	(302,692)	1,008,761
Undistributed revenues and royalties	712,066	424,184
Net cash provided by operating activities	364,572	64,002

Cash flows from investing activities:
Investment in and acquisition of oil and gas properties	(673,761)	(811,276)
Net cash used in investing activities	(673,761)	(811,276)

Cash flows from financing activities:
Proceeds from long-term debt	425,000	3,773,679
Repayment of long-term debt	(1,996,321)	(2,438,014)
Proceeds from exercise of warrants	-	38,000
Repayment of amount due director	(20,000)	-
Net cash (used in) provided by financing activities	(1,591,321)	1,373,665

Net increase in cash	(1,900,510)	626,391
Cash and Restricted Cash, beginning of period	7,839,539	5,638,724

Cash and Restricted Cash, end of period	$5,939,029	$6,265,115

Supplemental Cash Flow Information:
Cash paid for:
Interest	$3,360,602	$3,531,095
Income taxes	$-	$-

Supplemental disclosure of Non-Cash Investing and Financing Activities:
Recognition of asset retirement obligation	$-	$1,514,328
Amortization of right-of-use asset and lease liability	$17,959	$15,751
Issuance of warrant shares as reduction of debt	$-	$15,000
Issuance of shares as discount on debt	$133,947	$110,160
Private placement debt exchanged for new private placement debt	$-	$654,000
Purchase of working interest through new debt	$-	$29,496,356
Accrued interest rolled into new private placement	$-	$39,592
Issuance of shares to parent for reduction of debt and accrued expenses	$18,900,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC.

(A Majority Owned Subsidiary of Camber Energy, Inc.)

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the three months ended March 31, 2021

					Additional	Earnings		Total
	Preferred Stock		Common Stock		Paid-in	(Accumulated	Noncontrolling	Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit)	Interest	Equity

Balances at December 31, 2020	28,092	$28	51,494,956	$51,495	$75,920,811	$(92,274,497)	$-	$(16,302,163)

Rounding due to reverse split			1,770	2				2
Shares issued for services			274,814	275	273,475			273,750
Shares issued as debt discount			155,169	155	133,792			133,947
Shares issued to parent for reduction of debt and accrued expenses			16,153,846	16,154	19,605,846			19,622,000
Net loss						(9,052,273)		(9,052,273)

Balances at March 31, 2021	28,092	$28	68,080,555	$68,081	$95,933,924	$(101,326,770)	$-	$(5,324,737)

For the three months ended March 31, 2020

						Retained
					Additional	Earnings		Total
	Preferred Stock		Common Stock		Paid-in	(Accumulated	Noncontrolling	Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit)	Interest	Equity

Balances at December 31, 2019	28,092	$28	13,799,812	$13,800	$38,935,790	$(30,282,763)	$-	$8,666,855

Shares issued for services			168,084	167	253,583			253,750
Warrant exercise			46,250	47	37,953			38,000
Warrants exercised to reduce debt			16,667	17	14,983			15,000
Shares issued as debt discount			72,000	72	110,088			110,160

Net income						19,291,990	957,169	20,249,159

Balances at March 31, 2020	28,092	$28	14,102,813	$14,103	$39,352,397	$(10,990,773)	$957,169	$29,332,924

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. Notes to Consolidated Financial Statements (Unaudited)

Note 1 Relationship with and Ownership by Camber Energy, Inc.

On December 23, 2020 Camber Energy, Inc. (“Camber”) acquired a 51% interest in the Company. On January 8, 2021 Camber acquired an additional interest in the Company resulting in Camber owning approximately 62% of the outstanding common shares of the Company. As a result, since December 23, 2020 Viking has been a majority-owned subsidiary of Camber. The December 2020 and January 2021 transactions, along with a new merger agreement executed by Viking and Camber in February 2021 are described further below. References below to the Company’s various debt arrangements are described further in Note 7.

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

Extinguishment of $18.9 million promissory note

On January 8, 2021, the Company entered into another purchase agreement with Camber pursuant to which Camber agreed to acquire an additional 16,153,846 shares of Company common stock (the “Shares”) in consideration of (i) Camber issuing 1,890 shares of Camber’s Series C Redeemable Convertible Preferred Stock to EMC Capital Partners, LLC (“EMC”), one of the Company’s lenders which held a secured promissory note issued by the Company to EMC in the original principal amount of $20,869,218 in connection with the purchase of oil and gas assets on or about February 3, 2020 (the “EMC Note”); and (ii) EMC considering the EMC Note paid in full and cancelled pursuant to the Cancellation Agreement described below.  The fair value of the 1,890 shares of Camber’s Series C Redeemable Convertible Preferred Stock was determined to be $19,622,000 at the date of the transaction; as a result the Company recognized a loss on debt settlement in the amount of $926,531.

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

Additional closing conditions to the Merger include that in the event the NYSE American determines that the Merger constitutes, or will constitute, a “back-door listing” / “reverse merger”, Camber (and its common stock) is required to qualify for initial listing on the NYSE American, pursuant to the applicable guidance and requirements of the NYSE as of the Effective Time.

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

Note 2 Nature of Business and Going Concern

Viking Energy Group, Inc. (“Viking” or the “Company”) is engaged in the acquisition, exploration, development and production of oil and natural gas properties, both individually and through collaborative partnerships with other companies in this field of endeavor. Since the beginning of 2020, the Company has had the following related activities:

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

The Company’s consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $9,052,273 for the three months ended March 31, 2021 as compared to a net income of $20,249,159 for the three months ended March 31, 2020. The loss for the three months ended March 31, 2021 was comprised of, among other things, certain non-cash items, including: (i) Stock Based Compensation of $273,750; (ii) Accretion of Asset Retirement Obligation of $142,366; (iii) Depreciation, Depletion & Amortization of $2,357,002; (iv) Amortization of Debt Discount of $1,058,356; (v) Loss on debt settlement; and (vi) Change in Fair Value of Derivatives of ($5,668,606).

As of March 31, 2021, the Company has a stockholders’ deficit of $5,324,736 and total Long-Term Debt of $96,020,621. As of March 31, 2021, the Company has a working capital deficiency of approximately $48,000,000. The largest components of current liabilities creating this working capital deficiency are (a) notes payable with a face value aggregating approximately $6.6 million as of March 31, 2021 due in February of 2022, (b) a revolving credit facility with a balance of $6,290,000 as of March 31, 2021 due in January of 2022, and (c) a term loan agreement with a face value of approximately $32.6 million as of March 31, 2021, which, although it has a maturity date of August 3, 2022, has been included as a current liability in the accompanying balance sheets due to the uncertainty as to whether the Company’s subsidiary, Elysium Energy, LLC and other parties to the term loan agreement, will be able to satisfy certain covenants under the term loan agreement going forward, specifically regarding the following requirements: (i) collateral coverage ratio; (ii) maximum leverage ratio; and (iii) minimum liquidity.

Management believes it will be able to continue to leverage the expertise and relationships of its operational and technical teams to enhance existing assets and identify new development and acquisition opportunities in order to improve the Company’s financial position. The Company may have the ability, if it can raise additional capital, to acquire new assets in a separate division from existing subsidiaries. Also, as a majority-owned subsidiary of Camber, the Company might be able to benefit from Camber’s national stock exchange platform to access additional capital sources.

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

These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to utilize the resources in place to generate future profitable operations, to develop additional acquisition opportunities, and to obtain the necessary financing to meet its obligations and repay its liabilities arising from business operations when they come due. Management believes the Company may be able to continue to develop new opportunities and may be able to obtain additional funds through debt and / or equity financings to facilitate its development strategy; however, there is no assurance of additional funding being available. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

Note 3 Summary of Significant Accounting Policies

a) Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the interim reporting rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in Viking’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments (unless otherwise indicated), necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Assets and liabilities measured at fair value as of and for the three months ended March 31, 2021 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial Assets
Commodity Derivative	-	-	-	-
	$-	$-	$-	$-
Financial liabilities
Commodity Derivative	-	5,341,855	-	(5,668,606)
	$-	$5,341,855	$-	$(5,668,606)

Assets and liabilities measured at fair value as of and for the year ended December 31, 2020 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial Assets
Commodity Derivative	-	1,220,209	-	6,227,390
	$-	$1,220,209	$-	$6,227,390

Financial liabilities
Commodity Derivative		893,458	-	(741,818)
	$-	$893,458	$-	$(741,818)

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

The derivative assets were $0 and $1,220,209 as of March 31, 2021 and December 31, 2020 respectively, and the derivative liabilities were $5,341,855 and $893,458 as of March 31, 2021 and December 31, 2020 respectively. The change in the fair value of the derivative assets and liabilities for the three months ended March 31, 2021 consisted of a decrease of $5,668,606 associated with commodity derivatives existing at the beginning of 2020.

The table below is a summary of the Company’s commodity derivatives as of March 31, 2021:

Natural Gas	Period	Average MMBTU per Month	Fixed Price per MMBTU

Swap	Dec-18 to Dec-22	118,936	$2.715
Collar	Mar 20 / Aug 22	196,078	$2.00 / $2.43

Crude Oil	Period	Average BBL per Month	Price per BBL

Swap	Dec-18 to Dec- 22	24,600	$50.85
Collar	Feb 20 to Dec 20	16,278	$45.00 / $54.20
Collar	Jan 21 to Dec 21	10,135	$45.00 / $56.00
Collar	Jan 22 to July 22	6,934	$45.00 / $52.70

e) Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investment securities that have original maturities of three months or less. At March 31, 2021 and December 31, 2020, the Company has cash deposits in excess of FDIC insured limits in the amounts of $3,701,120 and $3,726,783 respectively.

Restricted cash in the amount of $3,437,170 as of March 31, 2021 consists of $2,008,234 held by Ichor Energy, LLC and/or its subsidiaries and $1,428,236 held Elysium Energy, LLC and/or its subsidiaries.

Pursuant to the Term Loan Credit Agreement to which Ichor Energy LLC and its subsidiaries are parties, following March 31, 2019 the company is required at all times to maintain a minimum cash balance of $2,000,000 (the “MLR”). Within 30 days of the end of each quarter, commencing with the quarter ended June 30, 2019, the company is required to pay the lenders, as an additional principal payment on the debt, any cash in excess of (i) the MLR and (ii) any funds necessary for the capital expenditures contemplated to be expended in the next six-month period by an approved plan of development (“APOD Capex Amount”). At March 31, 2021, the restricted cash did not exceed the MLR and the APOD Capex Amount.

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

f) Accounts receivable

Accounts receivable consist of oil and gas receivables. The Company evaluates these accounts receivable for collectability and, when necessary, records allowances for expected unrecoverable amounts. The Company has recorded an allowance for doubtful accounts of $217,057 at March 31, 2021 and December 31, 2020.

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

j) Income (loss) per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding and adjusted by any effects of warrants and options outstanding during the period, if dilutive. For the three months ended March 31, 2021 there were approximately 48,182,727 common stock equivalents that were omitted from the calculation of diluted income per share as they were not dilutive.

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

The following table disaggregates the Company’s revenue by source for the three months ended March 31, 2021 and 2020:

	Three months ended
	March 31,
	2021	2020

Oil	$10,143,640	$8,466,545
Natural gas and natural gas liquids	1,217,657	2,262,188
Settlement on Hedge Contracts	(960,880)	969,827
Other income	93,662	89,392

	$10,494,079	$11,787,952

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

In assessing the realizability of its deferred tax assets, management evaluated whether it is more likely than not that some portion, or all of its deferred tax assets, will be realized. The realization of its deferred tax assets relates directly to the Company’s ability to generate taxable income. The valuation allowance is then adjusted.

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

The following table represents stock warrant activity as of and for the three months ended March 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding – December 31, 2020	7,111,021	0.99	5.47 years	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/expired/cancelled	-	-	-	-

Warrants Outstanding – March 31, 2021	7,111,021	$0.99	5.47 years	$-

Outstanding Exercisable – March 31, 2021	7,111,021	$0.99	5.47 years	$-

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset’s expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the three months ended March 31, 2021 and 2020.

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

The following table describes the changes in the Company’s asset retirement obligations for the three months ended March 31, 2021:

Three months ended March 31, 2021

Asset retirement obligation – beginning	$6,164,231
Oil and gas purchases	-
Revisions	1,800
Accretion expense	142,366

Asset retirement obligation – ending	$6,308,397

p) Undistributed Revenues and Royalties

The Company records a liability for cash collected from oil and gas sales that have not been distributed. The amounts get distributed in accordance with the working interests of the respective owners.

q) Subsequent events

The Company has evaluated all subsequent events from March 31, 2021 through the date of filing of this report.

Note 4. Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification and geographical cost center for the three months ended March 31, 2021:

	December 31, 2020	Adjustments	Impairments	March 31, 2021

Proved developed producing oil and gas properties
United States cost center	$81,352,074	$409,105	$-	$81,761,179
Accumulated depreciation, depletion and amortization	(16,648,321)	(1,494,678)	-	(18,142,999)
Proved developed producing oil and gas properties, net	$64,703,753	$(1,085,573)	$-	$63,618,180

Undeveloped and non-producing oil and gas properties
United States cost center	$47,209,269	$266,455	$-	$47,475,724
Accumulated depreciation, depletion and amortization	(9,756,586)	(843,059)	-	(10,599,645)
Undeveloped and non-producing oil and gas properties, net	$37,452,683	$(576,604)	$-	$36,876,079

Total Oil and Gas Properties, Net	$102,156,436	$(1,662,177)	$-	$100,494,259

Note 5. Related Party Transactions

The Company’s CEO and director, James Doris, renders professional services to the Company through AGD Advisory Group, Inc., an affiliate of Mr. Doris’s. As of March 31, 2021, the total amount due to AGD Advisory Group, Inc. is $90,000 and is included in accounts payable. Additionally, Mr. Doris has made several loans through promissory notes to the Company, all accruing interest at 12%, and payable on demand. During the three months ended March 31, 2021, the Company made a payment of $20,000 toward principal and interest associated with these loans, and Mr. Doris in separate transactions, sold $506,000 of his loans to independent third parties. As of March 31, 2021, the total amount due to Mr. Doris for these loans is $40,843.

The Company’s CFO, Frank W. Barker, Jr., renders professional services to the Company through FWB Consulting, Inc., an affiliate of Mr. Barker’s. As of March 31, 2021, the total amount due to FWB Consulting, Inc. is $281,968 and is included in accounts payable.

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

(b) Common Stock

On January 5, 2021 the Company filed a Certificate of Amendment with the Secretary of State of the State of Nevada to effect a reverse split of our common stock at a ratio of 1-for-9 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each nine (9) pre-split shares of common stock outstanding were automatically combined into one (1) new share of common stock. Unless otherwise stated, all share and per shares numbers in this Annual Report on Form 10-Q have been adjusted to reflect the Reverse Stock Split.

During the three months ended March 31, 2021, the Company issued shares of its common stock as follows:

•	274,814 shares of common stock issued for services valued at fair value on the date of the transactions, totaling $273,750.

•	155,169 shares of common stock issued as discount on debt valued at fair value on the date of the transaction totaling $133,947.

•	16,153,846 shares of common stock issued pursuant to a subscription agreement at a fair value of $19,622,000. (see Note 1)

During the three months ended March 31, 2020, the Company issued shares of its common stock as follows:

•	168,084 shares of common stock issued for services valued at fair value on the date of the transaction totaling $253,750.

•	46,250 shares of common stock issued for exercise of warrants valued at fair value on the date of the transaction totaling $38,000.

•	16,667 shares of common stock issued for exercise of warrants as a reduction of debt valued at fair value on the date of the transaction totaling $15,000.

•	72,000 shares of common stock issued as discount on debt valued at fair value on the date of the transaction totaling $110,160.

Note 7. Long-Term Debt

Long term debt consisted of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020

Long-term debt:

On June 13, 2018, the Company borrowed $12,400,000 pursuant to a revolving line of credit facility with a maximum principal amount of $30,000,000 from Crossfirst Bank, bearing interest 1.5% above a base rate equal to the prime rate of interest published by the Wall Street Journal. Principal is payable at $100,000 monthly through the maturity date of January 5, 2022, at which time all remaining unpaid principal and accrued interest is due. The loan is secured by a mortgage on all of the oil and gas leases of Petrodome Energy, LLC and its subsidiaries, a security agreement covering all of Petrodome Energy, LLC’s assets and a guaranty by Viking Energy Group, Inc. The balance shown is net of unamortized discount of $0 at March 31, 2021 and at December 31, 2020

	6,290,000	6,490,000

On December 28, 2018, to facilitate the acquisition of certain oil and gas assets, the Company, through its subsidiary, Ichor Energy LLC, entered into a Term Loan Credit Agreement with various lenders represented by ABC Funding, LLC as administrative agent. The agreement provided for a total loan amount of $63,592,000, bearing interest at a rate per annum equal to the greater of (i) a floating rate of interest equal to 10% plus LIBOR, and (ii) a fixed rate of interest equal to 12%, payable monthly on the last day of each calendar month, commencing January 31, 2019. Principal payments are made quarterly at 1.25% of the initial loan amount, commencing on the last business day of the fiscal quarter ending June 30, 2019. On June 3, 2020, the Term Loan Credit Agreement was amended to reduce the permitted Asset Coverage Ratio for the fiscal quarters ending March 31, 2020, June 30, 2020 and September 30, 2020 from 1.35:1.00 to 1.15:1.00. Additionally, the First Amendment revises the interest rate under the Term Loan for the period from May 16, 2020 a per annum interest rate (i) if, as of the last day of the immediately preceding fiscal quarter, the Asset Coverage Ratio is less than 1.50:1.00, then the interest rate is the greater of (x) a floating rate of interest equal to 11.00% plus LIBOR, and (y) a fixed rate of interest equal to 13.00%, or (ii) if, as of the last day of the immediately preceding fiscal quarter, the Asset Coverage Ratio is greater than or equal to 1.50:1.00, then the interest rate is the greater of (x) a floating rate of interest equal to 10.50% plus LIBOR and (y) a fixed rate of interest equal to 12.50%. Cash generated from the operation of these assets is restricted to lease operating expenses, the payment of debt service on the Term Loan, approximately $12,000,000 of oil and gas development projects approved by the lender, and distributions to the Company of $65,000 per month for general and administrative expenses, and a quarterly tax distribution at the current statutory rates. Within 30 days of the end of each quarter, commencing with the quarter ended June 30, 2019, Ichor Energy, LLC is required to pay, as an additional principal payment on the debt, any cash in excess of the MLR and the APOD Capex Amount. To the extent not previously paid, all loans under the Loan Agreement shall be due and payable on the December 28, 2023 (the Maturity Date). The loan agreement contains prepayment penalties through December 28, 2021 and “make-whole” obligations through December 28, 2020. In addition, at maturity (or sooner under certain circumstances which include prepayment of the loan or sale of Ichor Energy, LLC) the lenders will receive a payment approximating 7% of the fair value of Ichor Energy, LLC at that time; such amount is not estimable. Obligations under the loan agreement are secured by mortgages on the oil and gas leases of Ichor Energy, LLC and all of its subsidiaries, a security agreement covering all assets of Ichor Energy, LLC, and a pledge by Ichor Holdings of all if the membership interests in Ichor Energy LLC. The balance shown is net of unamortized discount of $2,410,411 at March 31, 2021 and $2,626,915 at December 31, 2020.

	50,822,399	51,400,794

On February14, 2019, the Company executed a promissory note payable to CrossFirst Bank in the amount of $56,760 for the purchase of transportation equipment, bearing interest at 7.15%, payable in 60 installments of $1,130, secured by a vehicle, with a maturity date of February 14, 2024.	36,608	38,397

On July 24, 2019, the Company through its wholly owned subsidiary, Mid-Con Petroleum, LLC, executed a promissory note payable to Cornerstone Bank in the amount of $2,241,758, bearing interest at 6%, payable interest only for the first year, then payable in 59 installments of $43,438, with a final payment due on a maturity date of July 24, 2025.  The note is secured by a first mortgage on all of the assets of Mid-Con Petroleum, LLC and a guarantee of payment by Viking Energy Group, Inc. The balance shown is net of unamortized discount of $20,583 at March 31, 2021 and $21,758 at December 31, 2020.

	2,221,176	2,220,001

On July 24, 2019, the Company through its wholly owned subsidiary, Mid-Con Drilling, LLC, executed a promissory note payable to Cornerstone Bank in the amount of $1,109,341, bearing interest at 6%, payable interest only for the first year, then payable in 59 installments of $21,495, with a final payment due on a maturity date of July 24, 2025. The note is secured by a first mortgage on all of the assets of Mid-Con Drilling, LLC and a guarantee of payment by Viking Energy Group, Inc. The balance shown is net of unamortized discount of $20,525 at March 31, 2021 and $21,697 at December 31, 2020.	1,038,154	1,036,982

On February 3, 2020, in connection with an acquisition of oil and gas interests, the Company executed a secured promissory note in the amount of $20,869,218, payable to EMC Capital Partners, LLC, subject to revision to the extent of any post-closing adjustment payments in connection with the acquisition. Such payments were to be applied to reduce the balance owing under the promissory note. During April 2020 the Company received post-closing adjustment payments in the amount of $5,277,589 which were applied to the note balance. This note replaced the secured promissory dated December 18, 2018 in favor of RPM Investments. This note bears interest at 10% and is payable along with the full amount of principal on June 11, 2021 and is secured by a pledge of all of the membership interests of Viking’s wholly-owned subsidiary, Ichor Energy Holdings, LLC. On January 8, 2021, as discussed in Note 2, this debt was extinguished by the issuance of equity and was therefore classified as noncurrent on the consolidated balance sheet at December 31, 2020.

	-	15,591,629

On February 3, 2020, to facilitate the acquisition of certain oil and gas assets, the Company, through one of its subsidiaries, Elysium Energy LLC, entered into a Term Loan Credit Agreement with various lenders represented by 405 Woodbine, LLC as administrative agent. The agreement provides for a total loan amount of $35,000,000 at a 4.0% original issue discount. bearing interest at the prime rate plus seven and three quarters percent (7.75%) payable monthly.  Principal payments are due beginning on May 1, 2020, and on each month thereafter at one percent (1%) of the then-outstanding balance, and to the extent not paid on the maturity date of August 3, 2022. Cash generated from the operation of these assets is restricted to lease operating expenses, the payment of debt service on the Term Loan, oil and gas development projects approved by the lender, and a cost allocation of $150,000 per month for general and administrative expenses of the Company.  The Borrower shall have the right at any time to prepay all or a portion of the Loan Balance.  The loan agreement contains a prepayment penalty of 5% of any voluntary prepayment of principal through February 3, 2021 and 3% of  any voluntary prepayment of principal on or between February 3, 2021 and February 3, 2022. Commencing with the quarter ended September 30, 2020 the Borrower is required to make mandatory prepayments of principal equal to 75% of Excess Cash Flow as defined in the agreement without any prepayment penalty fees.  The loans are secured by mortgages on the oil and gas leases of Elysium Energy LLC and its subsidiaries, a security agreement covering all assets of Elysium and its subsidiaries, and a pledge of all of Elysium’s membership interests. The balance shown is net of unamortized discount of $2,659,605 at March 31, 2021 and $3,148,104 at December 31, 2020.

	29,982,495	30,493,630

On or about February 18, 2020, the Company commenced an offering of securities consisting of a subordinated, secured, convertible debt instrument with equity features. The notes bear interest at 12%, payable quarterly, contain a conversion entitlement to convert all or a portion of the amount outstanding into common shares of the Company at $1.35 per share, and provide for the issuance of 16,667 common shares of the Company for every $100,000 exchanged or advanced. As security, the holders received, pari passu with all other holders, a pledge of the Company’s membership interest in Elysium Energy Holdings, LLC, and, as soon as the Company’s obligations to EMC Capital Partners, LLC are satisfied, a pledge of the Company’s membership interest in Ichor Energy Holdings, LLC. Any unpaid principal and interest is due on the maturity date of February 11, 2022. The balance shown is net of unamortized discount of $1,287,815 as of March 31, 2021 and $1,504,868 as of December 31, 2020.

	5,330,189	4,182,136

On April 18, 2020, the Company entered into an unsecured promissory note with Crossfirst Bank in the principal amount of $149,600 related to the CARES Act Payroll Protection Program. This note is fully guaranteed by the Small Business Administration and may be forgivable provided that certain criteria are met. The interest rate on the loan is 1%, and the note has a two-year maturity. The Company is required to make payments on the remaining principal of the note net of any loan forgiveness beginning November 18, 2020.	149,600	149,600

On July 1, 2020 the Company received a loan of $150,000 from the U.S. Small Business Administration. The loan bears interest at 3.75%, and is payable in monthly installments of at $731 monthly beginning 12 months from the date of the note, with the remaining principal and accrued interest due 30 years from the date of the note.	150,000	150,000

Total long-term debt and other short-term borrowings	96,020,621	111,753,164
Less current portion	(44,601,248)	(32,977,368)
	$51,419,373	$78,775,796

Principal maturities of long-term debt for the next five years and thereafter are as follows:

Twelve-month period ended March 31,
	Principal	Unamortized Discount	Net
2022	$49,436,725	$4,835,477	$44,601,248
2023	3,822,713	888,057	2,934,656
2024	47,558,241	662,884	46,895,357
2025	715,210	9,529	705,681
2026	745,004	2,991	742,013
Thereafter	141,666	-	141,666

	$102,419,559	$6,398,938	$96,020,621

Loan Covenants

Pursuant to the terms of the Revolving Line of Credit Facility executed on June 13, 2018 with CrossFirst Bank for a maximum principal amount of $30,000,000, the Company is required to provide on a quarterly basis, certain information to the Bank relative to operational performance of the Borrowers, to include internally prepared consolidated financial statements, hedge reports, and a compliance certificate. At March 31, 2021, the Company is in compliance with these loan covenants.

Pursuant to the terms of the Term Loan Credit Agreement executed on December 28, 2018 with various lenders in the initial amount of $63,592,000 (and as amended in June 2020), the Company is required to provide, periodically to the lenders, certain information (including restrictive financial ratios) regarding the financial and operational performance of the related assets, accompanied by a compliance certificate. At March 31, 2021, the Company is in compliance with these loan covenants.

Pursuant to the terms of the Term Loan Credit Agreement executed on February 3, 2020 with various lenders in the initial amount of $36,458,333, the Company is required to periodically provide the lenders certain information (including restrictive financial ratios) regarding the financial and operational performance of the related assets, accompanied by a compliance certificate. The Company was in compliance with all loan covenants except certain mid-year financial ratios at June 30, 2020; in August 2020, the Company (i) obtained a waiver from the lenders of such noncompliance as of June 30, 2020 and (ii) modified and added certain covenants to the Term Loan Credit Agreement. The Company is in compliance with all applicable covenants in the agreement at March 31, 2021. Given current difficult and volatile economic conditions, the Company has continued to classify this debt as a current liability in the accompanying Consolidated Balance Sheets at March 31, 2021 and December 31, 2020 as the Company is uncertain as to its ability to comply with all of the covenants in the future.

Note 8. Commitments and contingencies

Office lease

In April 2018, the Company’s subsidiary, Petrodome Energy, LLC entered into a 66-month lease for 4,147 square feet of office space for the Company’s corporate office in Houston, Texas. The annual base rent commenced at $22.00 per square foot, and escalates at $0.50 per foot each year through expiration of the lease term. Operating lease expense is recognized on a straight-line basis over the lease term. Operating lease expense was $24,096 for the three months ended March 31, 2021 and 2020.

Pending Merger

See Note 1 regarding the pending merger with Camber.

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

Note 9. Subsequent Events

During April 2021, the Company issued 11,261 shares of common stock in exchange for services.

During May 2021, the Company executed a new promissory note for $85,000, and concurrently issued 14,167 shares of common stock pursuant to the terms of the note.

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

The Company’s business plan is to engage in the acquisition, exploration, development of and production from oil and natural gas properties, both individually and through collaborative partnerships with other companies in this field of endeavor. Viking has relationships with industry experts and formulated an acquisition strategy, with emphasis on acquiring under-valued, producing properties from distressed vendors or those deemed as non-core assets by larger sector participants. The Company does not focus on speculative exploration programs, but rather targets oil and gas properties with current production and untapped reserves. The Company’s growth strategy includes the following key initiatives:

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

On May 10, 2019, Petrodome Louisiana Pipeline LLC (“Petrodome LA”), a subsidiary of the Company’s subsidiary, Petrodome Energy, LLC, acquired a majority working interest in 6 gas wells (including 2 producing gas wells), 1 producing oil well and 1 salt water disposal well located in the East Mud Lake Field in Cameron Parish, Louisiana, with leases to mineral rights (oil and gas) concerning approximately 765 acres.

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

Additional closing conditions to the Merger include that in the event the NYSE American determines that the Merger constitutes, or will constitute, a “back-door listing” / “reverse merger”, Camber (and its common stock) is required to qualify for initial listing on the NYSE American, pursuant to the applicable guidance and requirements of the NYSE as of the Effective Time.

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

Going Concern Qualification

The Company’s consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $9,052,273 for the three months ended March 31, 2021 as compared to a net income of $20.249.159 for the three months ended March 31, 2020. The loss for the three months ended March 31, 2021 was comprised of, among other things, certain non-cash items, including: (i) Stock Based Compensation of $273,750; (ii) Accretion of Asset Retirement Obligation of $142,366; (iii) Depreciation, Depletion & Amortization of $2,357,002; (iv) Amortization of Debt Discount of $1,058,356; (v) Loss on debt settlement; and (vi) Change in Fair Value of Derivatives of ($5,668,606).

As of March 31, 2021, the Company has a stockholders’ deficit of $5,324,736 and total Long-Term Debt of $96,020,621. As of March 31, 2021, the Company has a working capital deficiency of approximately $48,000,000. The largest components of current liabilities creating this working capital deficiency are (a) notes payable with a face value aggregating approximately $6.6 million as of March 31, 2021 due in February of 2022, (b) a revolving credit facility with a balance of $6,290,000 as of March 31, 2021 due in January of 2022, and (c) a term loan agreement with a face value of approximately $32.6 million as of March 31, 2021, which, although it has a maturity date of August 3, 2022, has been included as a current liability in the accompanying balance sheets due to the uncertainty as to whether the Company’s subsidiary, Elysium Energy, LLC and other parties to the term loan agreement, will be able to satisfy certain covenants under the term loan agreement going forward, specifically regarding the following requirements: (i) collateral coverage ratio; (ii) maximum leverage ratio; and (iii) minimum liquidity.

Management believes it will be able to continue to leverage the expertise and relationships of its operational and technical teams to enhance existing assets and identify new development and acquisition opportunities in order to improve the Company’s financial position. The Company may have the ability, if it can raise additional capital, to acquire new assets in a separate division from existing subsidiaries. Also, as a majority-owned subsidiary of Camber, the Company might be able to benefit from Camber’s national stock exchange platform to access additional capital sources.

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

These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to utilize the resources in place to generate future profitable operations, to develop additional acquisition opportunities, and to obtain the necessary financing to meet its obligations and repay its liabilities arising from business operations when they come due. Management believes the Company may be able to continue to develop new opportunities and may be able to obtain additional funds through debt and / or equity financings to facilitate its development strategy; however, there is no assurance of additional funding being available. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

RESULTS OF CONTINUING OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the three months ended March 31, 2021 and 2020, should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 25, 2021.

Liquidity and Capital Resources

As of March 31, 2021, and December 31, 2020, the Company had $5,939,029 (of which $3,437,170 is restricted) and $7,839,539 (of which $3,862,756 is restricted) in cash holdings, respectively.

Restricted cash in the amount of $3,437,170 as of March 31, 2021 consists of $2,008,234 held by Ichor Energy, LLC and/or its subsidiaries and $1,428,236 held Elysium Energy, LLC and/or its subsidiaries.

Pursuant to the Term Loan Credit Agreement to which Ichor Energy LLC and its subsidiaries are parties, following March 31, 2019 the company is required at all times to maintain a minimum cash balance of $2,000,000 (the “MLR”). Within 30 days of the end of each quarter, commencing with the quarter ended June 30, 2019, the company is required to pay the lenders, as an additional principal payment on the debt, any cash in excess of (i) the MLR and (ii) any funds necessary for the capital expenditures contemplated to be expended in the next six-month period by an approved plan of development (“APOD Capex Amount”). At March 31, 2021, the restricted cash did not exceed the MLR and the APOD Capex Amount.

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

Three months ended March 31, 2021 compared to the three months ended March 31, 2020

Revenue

The Company had gross revenues of $10,494,079 for the three months ended March 31, 2021, as compared to $11,787,952 for the three months ended March 31, 2020, reflecting a decrease of 11% or $1,293,873. This decrease in revenue is primarily a result of anticipated decline in production, and temporary shutdown of other wells due to adverse weather conditions and other items.

Expenses

The Company’s operating expenses increased by less than 1%, or $39,947 to $8,640,369 for the three-month period ended March 31, 2021, from $8,600,422 in the corresponding prior period. Lease operating costs increased by $986,813 to $4,746,016 for the three-month period ended March 31, 2021 as compared to $3,759,203 for the three-month period ended March 31, 2020, due to additional wells purchased by the Company in February, 2020 and increased workover costs associated with underperforming and shut-in wells. DD&A expense decreased by $820,200 to $2,357,002 for the three-month period ended March 31,2021 as compared to $3,177,200 for the period ended March 31, 2020 primarily as a result of the impairment charge for the year ended December 31, 2020 decreasing the amortization base used for the calculation. General and administrative expenses reflected a decrease of $163,412 to $1,121,235, when compared to $1,284,647 in the corresponding prior period.

Income (loss) from Operations

The Company generated an income from operations for the three months ended March 31, 2021 of $1,853,710, when compared to income from operations of $3,187,530 for the three months ended March 31, 2020.

Other Income (Expense)

The Company had other expense of $(10,905,983) for the three months ended March 31, 2021, as compared to other income of $17,061,629 for the three months ended March 31, 2020. This significant difference is primarily a result of the fluctuating markets of the last year, and their impact on our commodity derivatives. The change in fair value of our commodity derivatives reflected a loss of $5,668,606 for the three-month period ended March 31, 2021 as compared to a gain of $22,879,444 for the three month-period ended March 31, 2020.

Net Income (Loss)

The Company had net loss of $(9,052,273) during the three-month period ended March 31, 2021, compared with a net income of $20,249,159 for the three-month period ended March 31, 2020, a $29,301,432 difference primarily as a result of the items discussed above.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and the Company’s internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. There were no changes in Internal Control Over Financial Reporting during the quarter ended March 31, 2021.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of commercial operations in the normal course of business. As of March 31, 2021, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2021, the Company issued unregistered equity securities as described below:

On January 8, 2021, the Company issued 16,153,846 shares of the Company’s common stock to Camber Energy, Inc. pursuant to a subscription agreement for $18,900,000, with a fair value of $19,622,000.

On January 12, 2021, the Company issued 8,292 shares of the Company’s common stock to a consultant for $10,000 of consulting services rendered to the Company.

On February 15, 2021, the Company issued 8,818 shares of the Company’s common stock to a consultant for $10,000 of consulting services rendered to the Company.

On March 5, 2021, the Company issued 7,704 shares of the Company’s common stock to a consultant for $10,000 of consulting services rendered to the Company.

On March 8, 2021, the Company issued 250,000 shares of the Company’s common stock to a consultant for $243,750 of consulting services rendered to the Company.

The issuances of the foregoing securities were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, the shareholders were sophisticated and/or accredited, and the transactions with the shareholders did not involve a public offering.

On January 6, 2021, the Company issued (i) 76,667 shares of Company common stock, and (ii) a $460,000 convertible promissory note maturing February 11, 2022, to a third-party investor in consideration for promissory notes held by the investor in the same amount.

On January 12, 2021, the Company issued (i) 7,667 shares of Company common stock, and (ii) a $46,000 convertible promissory note maturing February 11, 2022, to a third-party investor in consideration for promissory notes held by the investor in the same amount.

On March 4, 2021, the Company issued (i) 4,167 shares of Company common stock, and (ii) a $25,000 convertible promissory note maturing February 11, 2022, to a third-party investor in consideration for cash in the amount of $25,000.

On March 15, 2021, the Company issued (i) 16,667 shares of Company common stock, and (ii) a $100,000 convertible promissory note maturing February 11, 2022, to a third-party investor in consideration for cash in the amount of $100,000.

On March 24, 2021, the Company issued (i) 16,667 shares of Company common stock, and (ii) a $100,000 convertible promissory note maturing February 11, 2022, to a third-party investor in consideration for cash in the amount of $100,000.

On March 25, 2021, the Company issued (i) 16,667 shares of Company common stock, and (ii) a $100,000 convertible promissory note maturing February 11, 2022, to a third-party investor in consideration for cash in the amount of $100,000.

On March 25, 2021, the Company issued (i) 16,667 shares of Company common stock, and (ii) a $100,000 convertible promissory note maturing February 11, 2022, to a third-party investor in consideration for cash in the amount of $100,000.

The issuances of the foregoing securities were made in reliance on the exemption from registration provided by Rule 506(c) promulgated under Section 4(a)(2) of the Securities Act of 1933, as amended, as the shareholders were accredited, as well as Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions with the shareholders did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

Number	Description

2.1

Agreement and Plan of Merger, dated as of February 15, 2021, by and between Viking Energy Group, Inc. and Camber Energy, Inc. (incorporated by reference to our Current Report on Form 8-K filed on February 18, 2021)

3.1	Articles of Incorporation (incorporated by reference to our Definitive Information Statement on Schedule 14C filed on October 14, 2008)

3.2	Bylaws (incorporated by reference to our Definitive Information Statement on Schedule 14C filed on October 14, 2008)

3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to our Annual Report on Form 10-K filed on March 25, 2021)

3.4	Certificate of Amendment to Designation - After Issuance of Class or Series (incorporated by reference to our Current Report on Form 8-K filed on December 28, 2020)

10.1

Term Loan Agreement, dated December 22, 2017, by the Borrowers listed therein, 405 Petrodome LLC, as Administrative Agent, and 405 Petrodome LLC and Cargill, Incorporated, as Lenders (incorporated by reference to our Current Report on Form 8-K filed on December 29, 2017)

10.2

Purchase and Sale Agreement, executed as of September 1, 2018, by and among Viking Energy Group, Inc. and Bodel Holdings, L.L.C., Cleveland Holdings, L.L.C., Delbo Holdings, L.L.C., DeQuincy Holdings, L.L.C., Gulf Coast Working Partners, L.L.C., Oakley Holdings, L.L.C., SamJam Energy, L.L.C., and Perry Point Holdings, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on September 5, 2018)

10.3

First Amendment to Purchase and Sale Agreement, executed as of November 1, 2018, by and among Viking Energy Group, Inc. and Bodel Holdings, L.L.C., Cleveland Holdings, L.L.C., Delbo Holdings, L.L.C., DeQuincy Holdings, L.L.C., Gulf Coast Working Partners, L.L.C., Oakley Holdings, L.L.C., SamJam Energy, L.L.C., and Perry Point Holdings, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on November 5, 2018)

10.4

Second Amendment to Purchase and Sale Agreement, executed as of November 1, 2018, by and among Viking Energy Group, Inc. and Bodel Holdings, L.L.C., Cleveland Holdings, L.L.C., Delbo Holdings, L.L.C., DeQuincy Holdings, L.L.C., Gulf Coast Working Partners, L.L.C., Oakley Holdings, L.L.C., SamJam Energy, L.L.C., and Perry Point Holdings, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2018)

10.5

Collateral Agreement to Purchase and Sale Agreement, executed as of December 26, 2018, by and among Viking Energy Group, Inc. and Bodel Holdings, L.L.C., Cleveland Holdings, L.L.C., Delbo Holdings, L.L.C., DeQuincy Holdings, L.L.C., Gulf Coast Working Partners, L.L.C., Oakley Holdings, L.L.C., SamJam Energy, L.L.C., and Perry Point Holdings, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2018)

10.6

Term Loan Credit Agreement, dated as of December 28, 2018, by and among Ichor Energy Holdings, LLC, Ichor Energy, LLC, ABC Funding, LLC, as Administrative Agent, and the Lender Parties (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2018)

10.7

10% Secured Promissory Note, dated December 27, 2018, issued by Viking Energy Group, Inc. to RPM Investments, a Division of Opus Bank, in favor of Sellers (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2018)

10.8

Security and Pledge Agreement, executed as of December 27, 2018, by and among Viking Energy Group, Inc. and Bodel Holdings, L.L.C., Cleveland Holdings, L.L.C., Delbo Holdings, L.L.C., DeQuincy Holdings, L.L.C., Gulf Coast Working Partners, L.L.C., Oakley Holdings, L.L.C., SamJam Energy, L.L.C., and Perry Point Holdings, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2018)

10.9

Purchase and Sale Agreement, dated as of October 10, 2019, by and among Elysium Energy, LLC, 5Jabor, LLC, Bass Petroleum, L.L.C., Bodel Holdings, LLC, Delbo Holdings, L.L.C., James III Investments, L.L.C., JamSam Energy, LLC, Lake Boeuf Investments, LLC, Oakley Holdings, L.L.C., and Plaquemines Holdings, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on October 11, 2019)

10.10

First Amendment to Purchase and Sale Agreement, effective as of December 23, 2019, by and among 5Jabor, LLC; Bass Petroleum, L.L.C.; Bodel Holdings, LLC; Delbo Holdings, L.L.C.; James III Investments, LLC; JamSam Energy, L.L.C.; Lake Boeuf Investments, LLC; Oakley Holdings, L.L.C.; Plaquemines Holdings, L.L.C.; Elysium Energy, LLC; Viking Energy Group, Inc. and Five JAB, Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 30, 2019)

10.11

Second Amendment to Purchase and Sale Agreement and Waiver, effective as of February 2, 2020, by and among 5Jabor, LLC; Bass Petroleum, L.L.C.; Bodel Holdings, LLC; Delbo Holdings, L.L.C.; James III Investments, LLC; JamSam Energy, L.L.C.; Lake Boeuf Investments LLC; Oakley Holdings, L.L.C.; Plaquemines Holdings, L.L.C. and Elysium Energy, LLC (incorporated by reference to our Current Report on Form 8-K filed on February 6, 2020)

10.12

Term Loan Agreement, dated as of February 3, 2020, by and among Elysium Energy Holdings, LLC; Elysium Energy, LLC; Elysium Energy LA, LLC; Elysium Energy TX, LLC; Pointe a la Hache, L.L.C.; Turtle Bayou, L.L.C.; Potash, L.L.C.; Ramos Field, L.L.C.; 405 Woodbine LLC, as Administrative Agent, and the Lenders signatory thereto. (incorporated by reference to our Current Report on Form 8-K filed on February 6, 2020)

10.13

First Amendment to Term Loan Agreement, effective as of September 1, 2020, by and among Viking Energy Group, Inc.; Elysium Energy, LLC; Elysium Energy Holdings, LLC; Elysium Energy LA, LLC; Elysium Energy TX, LLC; Pointe a La Hache, L.L.C.; Turtle Bayou, L.L.C.; Potash, L.L.C.; Ramos Field, L.L.C.; 405 Woodbine LLC, as Agent, and the Lenders (incorporated by reference to our Current Report on Form 8-K filed on September 4, 2020)

10.14

Security Agreement, dated as of February 3, 2020, by and among Elysium Energy, LLC; Elysium Energy LA, LLC; Elysium Energy TX, LLC; Pointe a la Hache, L.L.C.; Turtle Bayou, L.L.C.; Potash, L.L.C.; Ramos Field, L.L.C. and 405 Woodbine LLC (incorporated by reference to our Current Report on Form 8-K filed on February 6, 2020)

10.15

Guarantee and Pledge Agreement, dated as of February 3, 2020, by Elysium Energy Holdings, LLC and 405 Woodbine LLC (incorporated by reference to our Current Report on Form 8-K filed on February 6, 2020)

10.16

Securities Purchase Agreement, dated as of February 3, 2020, Issued by Viking Energy Group, Inc. and Camber Energy, Inc. (incorporated by reference to our Current Report on Form 8-K filed on February 5, 2020)

33

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

10.27	Employment Agreement with Mark Finckle dated as of September 9, 2019 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 12, 2019)

10.28	Restricted Stock Agreement with Mark Finckle dated as of September 9, 2019 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 12, 2019)

10.29	Form of Guaranty, issued by Viking Energy Group, Inc., dated April 23, 2021 (incorporated by reference to our Current Report on Form 8-K filed on April 27, 2021)

21.1*	Subsidiaries of Viking Energy Group, Inc. (incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2020)

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

VIKING ENERGY GROUP, INC. (Registrant)

/s/ James Doris	Date: May 24, 2021
Principal Executive Officer

/s/ Frank W. Barker, Jr.	Date: May 24, 2021
Principal Financial and Accounting Officer

35