Form 10-Q
period 2021-06-30
VIKING ENERGY GROUP, INC.
filed 2021-08-16
CIK 1102432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________

FORM 10-Q

______________________

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

______________________________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 8, 2021, the registrant had 95,763,747 shares of common stock outstanding.

VIKING ENERGY GROUP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIKING ENERGY GROUP, INC. (A Majority Owned Subsidiary of Camber Energy, Inc.) Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash	$2,110,524	$3,976,783
Restricted cash	5,360,506	3,862,756
Accounts receivable – oil and gas - net	5,836,331	4,050,631
Total current assets	13,307,361	11,890,170

Oil and gas properties, full cost method
Proved developed producing oil and gas properties, net	61,787,619	64,703,753
Proved undeveloped and non-producing oil and gas properties, net	35,868,668	37,452,683
Total oil and gas properties, net	97,656,287	102,156,436

Fixed assets, net	357,770	433,168
Derivative asset	-	1,220,209
Deposits	57,896	57,896
TOTAL ASSETS	$111,379,314	$115,757,879

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,909,196	$4,475,519
Accrued expenses and other current liabilities	419,108	3,857,655
Undistributed revenues and royalties	5,833,882	4,115,462
Derivative liability	12,649,422	893,458
Amount due to director	-	559,122
Current portion of long-term debt and other short-term borrowings – net of debt discount	44,325,164	32,977,368
Total current liabilities	68,136,772	46,878,584
Long term debt - net of current portion and debt discount	51,636,447	78,775,796
Operating lease liability	204,714	241,431
Asset retirement obligation	6,455,705	6,164,231
TOTAL LIABILITIES	126,433,638	132,060,042

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000shares authorized, 28,092 shares issued and outstanding as of June 30, 2021 and December 31, 2020	28	28
Common stock, $0.001 par value, 500,000,000 shares authorized, 68,247,975 and 51,494,956 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.	68,248	51,495
Additional paid-in capital	96,055,924	75,920,811
Accumulated deficit	(111,178,524)	(92,274,497)
TOTAL STOCKHOLDERS’ DEFICIT	(15,054,324)	(16,302,163)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$111,379,314	$115,757,879

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. (A Majority Owned Subsidiary of Camber Energy, Inc.) Consolidated Statements of Operations (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenue
Oil and gas sales	$10,696,633	$9,549,863	$21,190,712	$21,337,815

Operating expenses
Lease operating costs	5,228,732	4,396,789	9,974,748	8,155,992
General and administrative	1,199,699	917,190	2,320,934	2,201,837
Stock based compensation	114,793	197,632	388,543	451,382
Depreciation, depletion and amortization	2,306,225	2,921,208	4,663,227	6,098,410
Accretion - ARO	147,308	115,658	289,674	241,278
Total operating expenses	8,996,757	8,548,477	17,637,126	17,148,899

Income from operations	1,699,876	1,001,386	3,553,586	4,188,916

Other income (expense)
Interest expense	(3,179,380)	(6,909,555)	(6,431,875)	(11,493,115)
Amortization of debt discount	(1,086,680)	(1,542,074)	(2,145,036)	(2,777,604)
Change in fair value of derivatives	(7,307,567)	(9,292,013)	(12,976,173)	13,587,431
Loss on financing settlements	-	(931,894)	(926,531)	(931,894)
Interest and other income	21,997	1,200	22,002	2,475
Total other income (expense)	(11,551,630)	(18,674,336)	(22,457,613)	(1,612,707)

Net income (loss) before income taxes	(9,851,754)	(17,672,950)	(18,904,027)	2,576,209
Income tax benefit (expense)		-	-	-
Net income (loss)	(9,851,754)	(17,672,950)	(18,904,027)	2,576,209
Net (income) loss attributable to noncontrolling interest	-	1,111,808	-	154,639
Net income (loss) attributable to Viking Energy Group, Inc.	$(9,851,754)	$(16,561,142)	$(18,904,027)	$2,730,848
Earnings (loss) per common share
Basic and Diluted	$(0.14)	$(1.11)	$(0.28)	$0.19
Weighted average number of common shares outstanding
Basic and Diluted	68,132,199	14,858,031	67,350,993	14,391,251

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. (A Majority Owned Subsidiary of Camber Energy, Inc.) Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2021	2020

Cash flows from operating activities:
Net income (loss)	$(18,904,027)	$2,576,209
Adjustments to reconcile net loss to cash provided by operating activities:
Change in fair value of derivative liability	12,976,173	(13,587,431)
Stock based compensation	388,543	451,382
Depreciation, depletion and amortization	4,663,227	6,098,410
Amortization of operational right-of-use assets	155	1,192
Accretion – asset retirement obligation	289,674	241,278
Amortization of debt discount	2,145,036	2,777,604
Loss on debt settlement	926,531	931,894
Stock based interest expense	-	2,178,356
Changes in operating assets and liabilities
Accounts receivable	(1,785,700)	(1,803,293)
Prepaid expenses and other assets	-	66,014
Accounts payable	433,677	(2,196,294)
Accrued expenses and other current liabilities	(326,986)	1,688,127
Undistributed revenues and royalties	1,718,420	744,351
Net cash provided by operating activities	2,524,723	167,799

Cash flows from investing activities:
Investment in and acquisition of oil and gas properties	(999,365)	(1,184,830)
Proceeds from sale of oil and gas properties	876,613	-
Net cash used in investing activities	(122,752)	(1,184,830)

Cash flows from financing activities:
Proceeds from long-term debt	510,000	8,641,421
Repayment of long-term debt	(3,219,637)	(8,810,703)
Proceeds from exercise of warrants	-	38,000
Repayment of amount due director	(60,843)	-
Net cash used in financing activities	(2,770,480)	(131,282)

Net decrease in cash	(368,509)	(1,148,313)
Cash and Restricted Cash, beginning of period	7,839,539	5,638,724

Cash and Restricted Cash, end of period	$7,471,030	$4,490,411
Supplemental Cash Flow Information:
Cash paid for:
Interest	$6,564,807	$7,613,188
Income taxes	$-	$-

Supplemental disclosure of Non-Cash Investing and Financing Activities:
Recognition of asset retirement obligation	$-	$1,514,328
Amortization of right-of-use asset and lease liability	$36,872	$15,751
Issuance of warrant shares as reduction of debt	$-	$15,000
Issuance of shares as discount on debt	$141,321	$718,860
Private placement debt exchanged for new private placement debt	$-	$2,160,150
Purchase of working interest through new debt	$-	$29,496,356
Accrued interest rolled into new private placement	$-	$103,583
Issuance of shares as reduction of debt and accrued expenses	$-	$4,110,250
Issuance of shares to parent for reduction of debt and accrued expenses	$18,900,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. (A Majority Owned Subsidiary of Camber Energy, Inc.) Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the six months ended June 30, 2021

						Retained
	Preferred Stock		Common Stock		Additional	Earnings		Total
	Shares	Amount	Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Noncontrolling Interest	Stockholders' Equity

Balances at December 31, 2020	28,092	$28	51,494,956	$51,495	$75,920,811	$(92,274,497)	$-	$(16,302,163)

Rounding due to reverse split			1,770	2				2
Shares issued for services			428,067	428	358,234			358,662
Shares issued as debt discouint			169,336	169	141,152			141,321
Warrants issued for services					29,881			29,881
Shares issued to parent for reduction of debt and accrued expenses			16,153,846	16,154	19,605,846			19,622,000
Net loss						(18,904,027)		(18,904,027)

Balances at June 30, 2021	28,092	$28	68,247,975	$68,248	$96,055,924	$(111,178,524)	$-	$(15,054,324)

For the six months ended June 30, 2020

						Retained
	Preferred Stock		Common Stock		Additional	Earnings		Total
	Shares	Amount	Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Noncontrolling Interest	Stockholders' Equity

Balances at December 31, 2019	28,092	$28	13,799,812	$13,800	$38,935,790	$(30,282,763)	$-	$8,666,855

Shares issued for services			359,473	359	451,023			451,382
Warrant exercise			46,250	46	37,954			38,000
Warrants exercised to reduce debt			16,667	17	14,983			15,000
Shares issued as debt discount			657,891	658	718,202			718,860
Shares issued as payment on debt			2,905,699	2,906	4,107,344			4,110,250

Net income						2,730,848	(154,639)	2,576,209

Balances at June 30, 2020	28,092	$28	17,785,792	$17,786	$44,265,296	$(27,551,915)	$(154,639)	$16,576,556

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. Notes to Consolidated Financial Statements (Unaudited)

Note 1 Relationship with and Ownership by Camber Energy, Inc.

On December 23, 2020 Camber Energy, Inc. (“Camber”) acquired a 51% interest in the Company. On January 8, 2021, and July 29, 2021, Camber acquired additional interests in the Company resulting in Camber owning approximately 62% of the outstanding common shares of the Company after the January transaction, and approximately 73% of the outstanding common shares of the Company after the July transaction. As a result, since December 23, 2020, Viking has been a majority-owned subsidiary of Camber. The December 2020, January 2021 and July 2021 transactions, along with a new merger agreement executed by Viking and Camber in February 2021 are described further below. References below to the Company’s various debt arrangements are described further in Note 7.

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

January 8, 2021 Transactions

On January 8, 2021, the Company entered into another purchase agreement with Camber pursuant to which Camber agreed to acquire an additional 16,153,846 shares of Company common stock (the “Shares”) in consideration of (i) Camber issuing 1,890 shares of Camber’s Series C Redeemable Convertible Preferred Stock to EMC Capital Partners, LLC (“EMC”), one of the Company’s lenders which held a secured promissory note issued by the Company to EMC in the original principal amount of $20,869,218 in connection with the purchase of oil and gas assets on or about February 3, 2020 (the “EMC Note”); and (ii) EMC considering the EMC Note paid in full and cancelled pursuant to the Cancellation Agreement described below. The fair value of the 1,890 shares of Camber’s Series C Redeemable Convertible Preferred Stock was determined to be $19,622,000 at the date of the transaction; as a result, the Company recognized a loss on debt settlement in the amount of $926,531.

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

July 29, 2021 Transaction

On July 29, 2021, the Company entered into a Securities Purchase Agreement with Camber, pursuant to which Camber acquired an additional 2,750,000 shares of Viking common stock for an aggregate purchase price of $11,000,000. As a result, Camber’s ownership increased to approximately 73% of the issued and outstanding shares of Viking common stock.

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

The Company’s consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $18,904,027 for the six months ended June 30, 2021, as compared to a net income of $2,576,209 for the six months ended June 30, 2020. The loss for the six months ended June 30, 2021 was comprised of, among other things, certain non-cash items, including: (i) stock based compensation of $388,543; (ii) accretion of asset retirement obligation of $289,674; (iii) depreciation, depletion & amortization of $4,663,227; (iv) amortization of debt discount of $2,145,036; and (v) Change in Fair Value of Derivatives of $(12,976,173).

As of June 30, 2021, the Company has a stockholders’ deficit of $15,054,324 and total long-term debt of $95,961,611. As of June 30, 2021, the Company has a working capital deficiency of approximately $55,000,000. The largest components of current liabilities creating this working capital deficiency are (i) notes payable with a face value aggregating approximately $6.7million as of June 30, 2021 due in February of 2022; (ii) a revolving credit facility with a balance of $6,040,000 as of June 30, 2021 due in January of 2022; (iii) a derivative liability of $12,649,422; and (iv) a term loan agreement with a face value of approximately $31.6 million as of June 30, 2021, which, although it has a maturity date of August 3, 2022, has been included as a current liability in the accompanying balance sheet as the Company’s subsidiary, Elysium Energy, LLC, and other parties to the term loan agreement, are in default of the maximum leverage ratio covenant  under the term loan agreement at June 30, 2021.

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

Nonetheless, recent oil and gas price volatility as a result of geopolitical conditions and the global COVID-19 pandemic have already had and may continue to have a negative impact on the Company’s financial position and results of operations. Negative impacts could include but are not limited to: the Company’s ability to sell our oil and gas production, reduction in the selling price of the Company’s oil and gas, failure of a counterparty to make required hedge payments, possible disruption of production as a result of worker illness or mandated production shutdowns, the Company’s ability to maintain compliance with loan covenants and/or refinance existing indebtedness, and access to new capital and financing.

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

•	Level 3: inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets and liabilities measured at fair value as of June 30, 2021 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial Assets
Commodity Derivative	-	-	-	-
	$-	$-	$-	$-
Financial liabilities
Commodity Derivative	-	12,649,422	-	(12,976,173)
	$-	$12,649,422	$-	$(12,976,173)

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

The Company has entered into certain commodity derivative instruments containing swaps and collars, which management believes are effective in mitigating commodity price risk associated with a portion of its future monthly natural gas and crude oil production and related cash flows. The Company does not designate its commodities derivative instruments as hedges and therefore does not apply hedge accounting. Changes in fair value of derivative instruments subsequent to the initial measurement are recorded as change in fair value on derivative liability, in other income (expense). The estimated fair value amounts of the Company’s commodity derivative instruments have been determined at discrete points in time based on relevant market information which resulted in the Company classifying such derivatives as Level 2. Although the Company’s commodity derivative instruments are valued using public indices, as well as the Black-Scholes model, the instruments themselves are traded with unrelated counterparties and are not openly traded on an exchange.

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

The derivative assets were $0 and $1,220,209 as of June 30, 2021 and December 31, 2020, respectively, and the derivative liabilities were $12,649,422 and $893,458 as of June 30, 2021 and December 31, 2020, respectively. The change in the fair value of the derivative liabilities for the six months ended June 30, 2021 consisted of an increase of $12,976,173 associated with commodity derivatives existing at the beginning of 2021.

The table below is a summary of the Company’s commodity derivatives as of June 30, 2021:

Natural Gas	Period	Average MMBTU per Month	Fixed Price per MMBTU

Swap	Dec-18 to Dec-22	118,936	$2.715
Collar	Mar 20 / Aug 22	196,078	$2.00/ $2.43

Crude Oil	Period	Average BBL per Month	Price per BBL

Swap	Dec-18 to Dec- 22	24,600	$50.85
Collar	Jan 21 to Dec 21	10,135	$45.00 / $56.00
Collar	Jan 22 to July 22	6,934	$45.00 / $52.70

e) Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investment securities that have original maturities of three months or less. At June 30, 2021 and December 31, 2020, the Company has cash deposits in excess of FDIC insured limits in the amounts of $5,343,503 and $3,726,783, respectively.

Restricted cash in the amount of $5,360,506 as of June 30, 2021 consists of $2,450,325 held by Ichor Energy, LLC and/or its subsidiaries and $2,910,181 held Elysium Energy, LLC and/or its subsidiaries.

Pursuant to the Term Loan Credit Agreement to which Ichor Energy, LLC, and its subsidiaries are parties, following March 31, 2019 the company is required at all times to maintain a minimum cash balance of $2,000,000 (the “MLR”). Within 30 days of the end of each quarter, commencing with the quarter ended June 30, 2019, the company is required to pay the lenders, as an additional principal payment on the debt, any cash in excess of (i) the MLR and (ii) any funds necessary for the capital expenditures contemplated to be expended in the next six-month period by an approved plan of development (“APOD Capex Amount”). At June 30, 2021, the restricted cash did not exceed the MLR and the APOD Capex Amount.

Pursuant to the Term Loan Credit Agreement to which Elysium Energy, LLC and its subsidiaries are parties, all receipts are to be deposited to a lockbox account under the control of the administrative agent, and then subsequently transferred for operations to the company’s bank accounts, all of which are subject to deposit account control agreements. The aggregate amount of unencumbered cash held in any Operating Account is not to be less than $2,500,000 for the period commencing June 30, 2021 through and including the Maturity Date. Commencing with the quarter ended September 30, 2020, the company is required to make mandatory prepayments of principal equal to 75% of Excess Cash Flow as defined in the agreement.

f) Accounts receivable

Accounts receivable consist of oil and gas receivables. The Company evaluates these accounts receivable for collectability and, when necessary, records allowances for expected unrecoverable amounts. The Company has recorded an allowance for doubtful accounts of $217,057 at June 30, 2021 and December 31, 2020.

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

j) Income (loss) per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding and adjusted by any effects of warrants and options outstanding during the period, if dilutive. For the six months ended June 30, 2021 there were approximately 48,182,727 common stock equivalents that were omitted from the calculation of diluted income per share as they were not dilutive

k) Revenue Recognition

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

The following table disaggregates the Company’s revenue by source for the three and six months ended June 30, 2021 and 2020:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

Oil	$8,104,816	$4,205,147	$14,942,504	$12,464,930
Natural gas and natural gas liquids	4,199,274	2,009,872	8,722,887	4,272,060
Settlement on Hedge Contracts	(2,116,873)	3,442,438	(3,077,753)	4,412,265
Other	509,416	(107,595)	603,074	188,560

	$10,696,633	$9,549,863	$21,190,712	$21,337,815

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

During the quarter ended June 30, 2021, the Company issued 100,000 fully vested warrants to purchase common stock. The Company used the following Black-Scholes assumptions in arriving at a fair value of $29,881, which was recorded as stock-based compensation expense during the three months ended June 30, 2021.

Expected Life in Years	1.0
Risk-free Interest Rates	0.06%
Volatility	126.15%
Dividend Yield	0%

The following table represents stock warrant activity as of and for the six months ended June 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding – December 31, 2020	7,111,021	0.99	5.47 years	-
Granted	100,000	.57	.82 years	-
Exercised	-	-	-	-
Forfeited/expired/cancelled	(104,167)	-	-	-

Warrants Outstanding – June 30, 2021	7,106,854	$0.76	5.24 years	$-

Outstanding Exercisable – June 30, 2021	7,106,854	$0.76	5.47 years	$-

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the six months ended June 30, 2021 and 2020.

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

The following table describes the changes in the Company’s asset retirement obligations for the six months ended June 30, 2021:

Six months ended June 30, 2021

Asset retirement obligation – beginning	$6,164,231
Oil and gas purchases	-
Revisions	1,800
Accretion expense	289,674

Asset retirement obligation – ending	$6,455,705

p) Undistributed Revenues and Royalties

The Company records a liability for cash collected from oil and gas sales that have not been distributed. The amounts get distributed in accordance with the working interests of the respective owners.

q) Subsequent events

The Company has evaluated all subsequent events from June 30, 2021, through the date of filing of this report.

Note 4. Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification and geographical cost center for the six months ended June 30, 2021:

	December 31, 2020	Adjustments	Impairments	June 30, 2021

Proved developed producing oil and gas properties
United States cost center	$81,352,074	$43,550	$-	$81,395,624
Accumulated depreciation, depletion and amortization	(16,648,321)	(2,959,684)	-	(19,608,005)
Proved developed producing oil and gas properties, net	$64,703,753	$(2,916,134)	$-	$61,787,619

Undeveloped and non-producing oil and gas properties
United States cost center	$47,209,269	$81,002	$-	$47,290,271
Accumulated depreciation, depletion and amortization	(9,756,586)	(1,665,017)	-	(11,421,603)
Undeveloped and non-producing oil and gas properties, net	$37,452,683	$(1,584,015)	$-	$35,868,668

Total Oil and Gas Properties, Net	$102,156,436	$(4,500,149)	$-	$97,656,287

Note 5. Related Party Transactions

The Company’s CEO and director, James Doris, renders professional services to the Company through AGD Advisory Group, Inc., an affiliate of Mr. Doris’s. As of June 30, 2021, the total amount due to AGD Advisory Group, Inc. is $180,000 and is included in accounts payable. Additionally, Mr. Doris has made several loans through promissory notes to the Company, all accruing interest at 12%, and payable on demand. During the six months ended June 30, 2021, the Company made payments totaling $63,319 toward principal and interest associated with these loans, and Mr. Doris in separate transactions sold $506,000 of his loans to independent third parties. As of June 30, 2021, there are no remaining balances due to Mr. Doris for these loans.

The Company’s CFO, Frank W. Barker, Jr., renders professional services to the Company through FWB Consulting, Inc., an affiliate of Mr. Barker’s. As of June 30, 2021, the total amount due to FWB Consulting, Inc. is $281,968 and is included in accounts payable.

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

(b) Common Stock

On January 5, 2021, the Company filed a Certificate of Amendment with the Secretary of State of the State of Nevada to effect a reverse split of our common stock at a ratio of 1-for-9 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each nine (9) pre-split shares of common stock outstanding were automatically combined into one (1) new share of common stock. All share and per shares numbers in this Periodic Report on Form 10-Q have been adjusted to reflect the Reverse Stock Split.

During the six months ended June 30, 2021, the Company issued shares of its common stock as follows:

•	428,067 shares of common stock issued for services valued at fair value on the date of the transactions, totaling $358,662.
•	169,336 shares of common stock issued as discount on debt valued at fair value on the date of the transaction totaling $141,321.
•	16,153,846 shares of common stock issued pursuant to a subscription agreement for $18,900,000. (see Note 1)

During the six months ended June 30, 2020, the Company issued shares of its common stock as follows:

•	359,473 shares of common stock issued for services valued at fair value on the date of the transaction totaling $451,382.
•	46,250 shares of common stock issued for exercise of warrants valued at fair value on the date of the transaction totaling $38,000.
•	16,667 shares of common stock issued for exercise of warrants as a reduction of debt valued at fair value on the date of the transaction totaling $15,000.
•	657,891 shares of common stock issued as discount on debt valued at fair value on the date of the transaction totaling $718,860.
•	2,905,699 shares of common stock issued in settlement of debt and short term borrowings, valued at fair value on the date of the transaction totaling $4,110,250 and resulting in a loss on financing settlements of $931,894.

Note 7. Long-Term Debt

Long term debt consisted of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020

Long-term debt:

On June 13, 2018, the Company borrowed $12,400,000 pursuant to a revolving line of credit facility with a maximum principal amount of $30,000,000 from Crossfirst Bank, bearing interest 1.5% above a base rate equal to the prime rate of interest published by the Wall Street Journal. Principal is payable at $100,000 monthly through the maturity date of January 5, 2022, at which time all remaining unpaid principal and accrued interest is due. The loan is secured by a mortgage on all of the oil and gas leases of Petrodome Energy, LLC and its subsidiaries, a security agreement covering all of Petrodome Energy, LLC’s assets and a guaranty by Viking Energy Group, Inc. The balance shown is net of unamortized discount of $0 at June 30, 2021 and at December 31, 2020

	6,040,000	6,490,000

On December 28, 2018, to facilitate the acquisition of certain oil and gas assets, the Company, through its subsidiary, Ichor Energy LLC, entered into a Term Loan Credit Agreement with various lenders represented by ABC Funding, LLC as administrative agent. The agreement provided for a total loan amount of $63,592,000, bearing interest at a rate per annum equal to the greater of (i) a floating rate of interest equal to 10% plus LIBOR, and (ii) a fixed rate of interest equal to 12%, payable monthly on the last day of each calendar month, commencing January 31, 2019. Principal payments are made quarterly at 1.25% of the initial loan amount, commencing on the last business day of the fiscal quarter ending June 30, 2019. On June 3, 2020, the Term Loan Credit Agreement was amended to reduce the permitted Asset Coverage Ratio for the fiscal quarters ending March 31, 2020, June 30, 2020 and September 30, 2020 from 1.35:1.00 to 1.15:1.00. Additionally, the First Amendment revises the interest rate under the Term Loan for the period from May 16, 2020 a per annum interest rate (i) if, as of the last day of the immediately preceding fiscal quarter, the Asset Coverage Ratio is less than 1.50:1.00, then the interest rate is the greater of (x) a floating rate of interest equal to 11.00% plus LIBOR, and (y) a fixed rate of interest equal to 13.00%, or (ii) if, as of the last day of the immediately preceding fiscal quarter, the Asset Coverage Ratio is greater than or equal to 1.50:1.00, then the interest rate is the greater of (x) a floating rate of interest equal to 10.50% plus LIBOR and (y) a fixed rate of interest equal to 12.50%. Cash generated from the operation of these assets is restricted to lease operating expenses, the payment of debt service on the Term Loan, approximately $12,000,000 of oil and gas development projects approved by the lender, and distributions to the Company of $65,000 per month for general and administrative expenses, and a quarterly tax distribution at the current statutory rates. Within 30 days of the end of each quarter, commencing with the quarter ended June 30, 2019, Ichor Energy, LLC is required to pay, as an additional principal payment on the debt, any cash in excess of the MLR and the APOD Capex Amount. To the extent not previously paid, all loans under the Loan Agreement shall be due and payable on the December 28, 2023 (the Maturity Date). The loan agreement contains prepayment penalties through December 28, 2021 and “make-whole” obligations through December 28, 2020. In addition, at maturity (or sooner under certain circumstances which include prepayment of the loan or sale of Ichor Energy, LLC) the lenders will receive a payment approximating 7% of the fair value of Ichor Energy, LLC at that time; such amount is not estimable. Obligations under the loan agreement are secured by mortgages on the oil and gas leases of Ichor Energy, LLC and all of its subsidiaries, a security agreement covering all assets of Ichor Energy, LLC, and a pledge by Ichor Holdings of all if the membership interests in Ichor Energy, LLC. The balance shown is net of unamortized discount of $2,191,501 at June 30, 2021 and $2,626,915 at December 31, 2020.

	51,041,309	51,400,794

On February 14, 2019, the Company executed a promissory note payable to CrossFirst Bank in the amount of $56,760 for the purchase of transportation equipment, bearing interest at 7.15%, payable in 60 installments of $1,130, secured by a vehicle, with a maturity date of February 14, 2024.	32,808	38,397

On July 24, 2019, the Company through its wholly owned subsidiary, Mid-Con Petroleum, LLC, executed a promissory note payable to Cornerstone Bank in the amount of $2,241,758, bearing interest at 6%, payable interest only through July 24, 2021, then on August 24, 2021, payable in monthly installments of $43,438, with a final payment due on a maturity date of July 24, 2025. The note is secured by a first mortgage on all of the assets of Mid-Con Petroleum, LLC and a guarantee of payment by Viking Energy Group, Inc. The balance shown is net of unamortized discount of $19,394 at June 30, 2021 and $21,758 at December 31, 2020.

	2,222,364	2,220,001

On July 24, 2019, the Company through its wholly owned subsidiary, Mid-Con Drilling, LLC, executed a promissory note payable to Cornerstone Bank in the amount of $1,109,341, bearing interest at 6%, payable interest only through July 24, 2021, then on August 24, 2021, payable in monthly installments of $21,495, with a final payment due on a maturity date of July 24, 2025. The note is secured by a first mortgage on all of the assets of Mid-Con Drilling, LLC and a guarantee of payment by Viking Energy Group, Inc. The balance shown is net of unamortized discount of $19,340 at June 30, 2021 and $21,697 at December 31, 2020.

	1,039,339	1,036,982

On February 3, 2020, in connection with an acquisition of oil and gas interests, the Company executed a secured promissory note in the amount of $20,869,218, payable to EMC Capital Partners, LLC, subject to revision to the extent of any post-closing adjustment payments in connection with the acquisition. Such payments were to be applied to reduce the balance owing under the promissory note. During April 2020 the Company received post-closing adjustment payments in the amount of $5,277,589 which were applied to the note balance. This note replaced the secured promissory dated December 18, 2018 in favor of RPM Investments. This note bears interest at 10% and is payable along with the full amount of principal on June 11, 2021 and is secured by a pledge of all of the membership interests of Viking’s wholly-owned subsidiary, Ichor Energy Holdings, LLC. On January 8, 2021, as discussed in Note 1, this debt was extinguished by the issuance of equity and was therefore classified as noncurrent on the consolidated balance sheet at December 31, 2020.

	-	15,591,629

On February 3, 2020, to facilitate the acquisition of certain oil and gas assets, the Company, through one of its subsidiaries, Elysium Energy, LLC, entered into a Term Loan Credit Agreement with various lenders represented by 405 Woodbine, LLC as administrative agent. The agreement provides for a total loan amount of $35,000,000 at a 4.0% original issue discount. bearing interest at the prime rate plus seven and three quarters percent (7.75%) payable monthly. Principal payments are due beginning on May 1, 2020, and on each month thereafter at one percent (1%) of the then-outstanding balance, and to the extent not paid on the maturity date of August 3, 2022. Cash generated from the operation of these assets is restricted to lease operating expenses, the payment of debt service on the Term Loan, oil and gas development projects approved by the lender, and a cost allocation of $150,000 per month for general and administrative expenses of the Company. The Borrower shall have the right at any time to prepay all or a portion of the Loan Balance. The loan agreement contains a prepayment penalty of 5% of any voluntary prepayment of principal through February 3, 2021 and 3% of any voluntary prepayment of principal on or between February 3, 2021 and February 3, 2022. Commencing with the quarter ended September 30, 2020 the Borrower is required to make mandatory prepayments of principal equal to 75% of Excess Cash Flow as defined in the agreement without any prepayment penalty fees. The loans are secured by mortgages on the oil and gas leases of Elysium Energy LLC and its subsidiaries, a security agreement covering all assets of Elysium and its subsidiaries, and a pledge of all of Elysium’s membership interests. The balance shown is net of unamortized discount of $2,165,678 at June 30, 2021 and $3,148,104 at December 31, 2020.

	29,506,906	30,493,630

On or about February 18, 2020, the Company commenced an offering of securities consisting of a subordinated, secured, convertible debt instrument with equity features. The notes bear interest at 12%, payable quarterly, contain a conversion entitlement to convert all or a portion of the amount outstanding into common shares of the Company at $1.35 per share, and provide for the issuance of 16,667 common shares of the Company for every $100,000 exchanged or advanced. As security, the holders received, pari passu with all other holders, a pledge of the Company’s membership interest in Elysium Energy Holdings, LLC, and, as soon as the Company’s obligations to EMC Capital Partners, LLC are satisfied, a pledge of the Company’s membership interest in Ichor Energy Holdings, LLC. Any unpaid principal and interest is due on the maturity date of February 11, 2022. The balance shown is net of unamortized discount of $923,719 as of June 30, 2021 and $1,504,868 as of December 31, 2020.

	5,779,285	4,182,136

On April 18, 2020, the Company entered into an unsecured promissory note with Crossfirst Bank in the principal amount of $149,600 related to the CARES Act Payroll Protection Program. This note is fully guaranteed by the Small Business Administration and may be forgivable provided that certain criteria are met. The interest rate on the loan is 1%, and the note has a two-year maturity. The Company is required to make payments on the remaining principal of the note net of any loan forgiveness beginning November 18, 2020.	149,600	149,600

On July 1, 2020 the Company received a loan of $150,000 from the U.S. Small Business Administration. The loan bears interest at 3.75%, and is payable in monthly installments of at $731 monthly beginning 12 months from the date of the note, with the remaining principal and accrued interest due 30 years from the date of the note.	150,000	150,000

Total long-term debt and other short-term borrowings	95,961,611	111,753,164
Less current portion	(44,325,164)	(32,977,368)
	$51,636,447	$78,775,796

Principal maturities of long-term debt for the next five years and thereafter are as follows:

Twelve-month period ended June 30,
	Principal	Unamortized Discount	Net
2022	$48,302,618	$3,977,454	$44,325,164
2023	3,823,153	888,057	2,935,096
2024	47,554,158	443,974	47,110,184
2025	714,644	9,529	705,115
2026	745,004	618	744,386
Thereafter	141,666	-	141,666

	$101,281,243	$5,319,632	$95,961,611

Loan Covenants

Pursuant to the terms of the Revolving Line of Credit Facility executed on June 13, 2018 with CrossFirst Bank for a maximum principal amount of $30,000,000, the Company is required to provide on a quarterly basis, certain information to the Bank relative to operational performance of the Borrowers, to include internally prepared consolidated financial statements, hedge reports, and a compliance certificate. At June 30, 2021, the Company is in compliance with these loan covenants.

Pursuant to the terms of the Term Loan Credit Agreement executed on December 28, 2018 with various lenders in the initial amount of $63,592,000 (and as amended in June 2020), the Company is required to provide, periodically to the lenders, certain information (including restrictive financial ratios) regarding the financial and operational performance of the related assets, accompanied by a compliance certificate. At June 30, 2021, the Company is in compliance with these loan covenants.

Pursuant to the terms of the Term Loan Credit Agreement executed on February 3, 2020 with various lenders in the initial amount of $36,458,333, the Company is required to periodically provide the lenders certain information (including restrictive financial ratios) regarding the financial and operational performance of the related assets, accompanied by a compliance certificate.  The Company is in compliance with applicable covenants in the agreement at June 30, 2021 except for a default in meeting the maximum leverage ratio.  The Company has classified this debt as a current liability in the accompanying Consolidated Balance Sheets (i) due to this default at June 30, 2021, and (ii) due to uncertainty  as to its ability to comply with all of the term loan covenants at December 31, 2020.

Note 8. Commitments and contingencies

Office lease

In April 2018, the Company’s subsidiary, Petrodome Energy, LLC entered into a 66-month lease for 4,147 square feet of office space for the Company’s corporate office in Houston, Texas. The annual base rent commenced at $22.00 per square foot, and escalates at $0.50 per foot each year through expiration of the lease term. Operating lease expense is recognized on a straight-line basis over the lease term. Operating lease expense was $48,192 for the six months ended June 30, 2021 and 2020.

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

Note 9. Subsequent Events

During July 2021, the Company issued 15,772 shares of common stock in exchange for services.

On July 29, 2021, the Company issued 27,500,000 shares of common stock pursuant to a Securities Purchase Agreement with Camber for an aggregate purchase price of $11,000,000 (see Note 1)

On August 6, 2021, the Company acquired approximately 60.5% of the issued and outstanding shares of Simson-Maxwell Ltd. (“Simson”), a Canadian federal corporation, for a cash purchase price of approximately $8 million. Simson is a leading manufacturer and supplier of industrial engines, power generation products, services and custom energy solutions. Simson has seven branch locations and services over 4,000 maintenance contracts.

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

Simson-Maxwell Acquisition

On August 6, 2021, the Company acquired approximately 60.5% of the issued and outstanding shares of Simson-Maxwell Ltd. (“Simson-Maxwell”), a Canadian federal corporation, for a cash purchase price of approximately $8 million.  Simson-Maxwell is a leading manufacturer and supplier of industrial engines, power generation products, services and custom energy solutions for over 80 years.  Simson has seven branch locations and services over 4,000 maintenance contracts.

Pending Merger

On February 15, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Camber Energy, Inc., the majority owner of the Company’s common stock (“Camber”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, a newly-formed wholly-owned subsidiary of Camber (“Merger Sub”) will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Camber.

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

Going Concern Qualification

The Company’s consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $18,904,027 for the six months ended June 30, 2021, as compared to a net income of $2,576,209 for the six months ended June 30, 2020. The loss for the six months ended June 30, 2021 was comprised of, among other things, certain non-cash items, including: (i) stock based compensation of $388,543; (ii) accretion of asset retirement obligation of $289,674; (iii) depreciation, depletion & amortization of $4,663,227; (iv) amortization of debt discount of $2,145,036; and (v) change in fair value of derivatives of $(12,976,173).

As of June 30, 2021, the Company has a stockholders’ deficit of $15,054,324 and total long-term debt of $95,961,611. As of June 30, 2021, the Company has a working capital deficiency of approximately $55,000,000. The largest components of current liabilities creating this working capital deficiency are (i) notes payable with a face value aggregating approximately $6.7 million as of June 30, 2021 due in February of 2022, (ii) a revolving credit facility with a balance of $6,040,000 as of June 30, 2021 due in January of 2022, (iii) a derivative liability of $12,649,422, and (iv) a term loan agreement with a face value of approximately $31.6 million as of June 30, 2021, which, although it has a maturity date of August 3, 2022, has been included as a current liability in the accompanying balance sheet as the Company’s subsidiary, Elysium Energy, LLC and other parties to the term loan agreement, are in default of the maximum leverage ratio covenant  under the term loan agreement at June 30, 2021.

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

Nonetheless, recent oil and gas price volatility as a result of geopolitical conditions and the global COVID-19 pandemic have already had and may continue to have a negative impact on the Company’s financial position and results of operations. Negative impacts could include but are not limited to: the Company’s ability to sell our oil and gas production, reduction in the selling price of the Company’s oil and gas, failure of a counterparty to make required hedge payments, possible disruption of production as a result of worker illness or mandated production shutdowns, the Company’s ability to maintain compliance with loan covenants and/or refinance existing indebtedness, and access to new capital and financing.

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

RESULTS OF CONTINUING OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the three and six months ended June 30, 2021, and 2020, should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 25, 2021.

Liquidity and Capital Resources

As of June 30, 2021, and December 31, 2020, the Company had $7,471,030 (of which $5,360,506 is restricted) and $7,839,539 (of which $3,862,756 is restricted) in cash holdings, respectively.

Restricted cash in the amount of $5,360,506 as of June 30, 2021, consists of $2,450,325 held by Ichor Energy, LLC and/or its subsidiaries and $2,910,181 held Elysium Energy, LLC, and/or its subsidiaries.

Pursuant to the Term Loan Credit Agreement to which Ichor Energy, LLC, and its subsidiaries are parties, following March 31, 2019, the company is required at all times to maintain a minimum cash balance of $2,000,000 (the “MLR”). Within 30 days of the end of each quarter, commencing with the quarter ended June 30, 2019, the company is required to pay the lenders, as an additional principal payment on the debt, any cash in excess of (i) the MLR and (ii) any funds necessary for the capital expenditures contemplated to be expended in the next six-month period by an approved plan of development (“APOD Capex Amount”). At June 30, 2021, the restricted cash did not exceed the MLR and the APOD Capex Amount.

Pursuant to the Term Loan Credit Agreement to which Elysium Energy, LLC, and its subsidiaries are parties, all receipts are to be deposited to a lockbox account under the control of the administrative agent, and then subsequently transferred for operations to the company’s bank accounts, all of which are subject to deposit account control agreements. The aggregate amount of unencumbered cash held in any Operating Account is not to be less than (a) $1,000,000 for the period commencing on December 31, 2020 through and including April 29, 2020, (b) $1,750,000 for the period commencing on April 30, 2021 through and including June 29, 2021, and (c) $2,500,000 for the period commencing June 30, 2021 through and including the Maturity Date. Commencing with the quarter ended September 30, 2020, the company is required to make mandatory prepayments of principal equal to 75% of Excess Cash Flow as defined in the agreement.

On July 29, 2021, the Company issued 27.5 million shares of common stock to Camber for $11 million in cash. Subsequently, on August 6, 2021, the Company acquired a 60.5% interest in Simson-Maxwell Ltd. for approximately $8 million in cash. Simson-Maxwell Ltd. is a leading manufacturer and supplier of industrial engines, power generation products, services and custom energy solutions with seven branches and over 4,000 maintenance contracts in Canada.

Three months ended June 30, 2021, compared to the three months ended June 30, 2020

Revenue

The Company had gross revenues of $10,696,633 for the three months ended June 30, 2021, as compared to $9,549,863 for the three months ended June 30, 2020, reflecting an increase of 12% or $1,146,770.  This increase in revenue is primarily a result of recovering oil and gas market prices as compared to the sharp decline that occurred in 2020 during the same period.

Expenses

The Company’s operating expenses increased by less than 1%, or $448,280 to $8,996,757 for the three-month period ended June 30, 2021, from $8,548,477 in the corresponding prior period. Lease operating costs increased by $831,943 to $5,228,732 for the three-month period ended June 30, 2021, as compared to $4,396,789 for the three-month period ended June 30, 2020, due to additional wells purchased by the Company in February 2020 and increased workover costs associated with underperforming and shut-in wells. DD&A expense decreased by $614,983 to $2,306,225 for the three-month period ended June 30, 2021, as compared to $2,921,208 for the period ended June 30, 2020, primarily as a result of the impairment charge for the year ended December 31, 2020, decreasing the amortization base used for the calculation. General and administrative expenses reflected an increase of $282,509 to $1,199,699, when compared to $917,190 in the corresponding prior period.

Income (Loss) from Operations

The Company generated an income from operations for the three months ended June 30, 2021, of $1,699,876, when compared to income from operations of $1,001,386 for the three months ended June 30, 2020.

Other Income (Expense)

The Company had other expense of $(11,551,630) for the three months ended June 30, 2021, as compared to other expense of $(18,674,336) for the three months ended June 30, 2020. Interest expense decreased by $3,730,175 to $3,179,380 for the three-month period ended June 30, 2021, as compared to $6,909,555 for the three months ended June 30, 2020, due to a reduction in long term debt resulting from the transactions with Camber and EMC Capital Partners, LLC, described in Note 1 to the Company’s consolidated financial statements. As a result of the fluctuating commodities markets, changes in the fair value of our commodity derivatives reflected a loss to the consolidated financial statements of $(7,307,567) for the three-month period ended June 30, 2021, as compared to a loss of $(9,292,013) for the three month-period ended June 30, 2020.

Net Income (Loss)

The Company had a net loss of $(9,851,754) during the three-month period ended June 30, 2021, compared with a net loss of $(16,561,142) for the three-month period ended June 30, 2020, a $6,709,388 difference primarily as a result of the items discussed above.

Six months ended June 30, 2021, compared to the Six months ended June 30, 2020

Revenue

The Company had gross revenues of $21,190,712 for the six months ended June 30, 2021, as compared to $21,337,815 for the six months ended June 30, 2020.  This consistency of revenue when comparing the two periods is primarily a result of the protection provided by the Company’s hedge contracts on oil and gas production as well as recovering oil and gas market prices as compared to the sharp decline that occurred in 2020 during the same period.

Expenses

The Company’s operating expenses increased by less than 3%, or $488,227 to $17,637,126 for the six-month period ended June 30, 2021, from $17,148,899 in the corresponding prior period. Lease operating costs increased by $1,818,756 to $9,974,748 for the six-month period ended June 30, 2021, as compared to $8,155,992 for the six-month period ended June 30, 2020, due to additional wells purchased by the Company in February 2020 and increased workover costs associated with underperforming and shut-in wells. DD&A expense decreased by $1,435,183 to $4,663,227 for the six-month period ended June 30, 2021, as compared to $6,098,410 for the period ended June 30, 2020, primarily as a result of the impairment charge for the year ended December 31, 2020, decreasing the amortization base used for the calculation. General and administrative expenses reflected an increase of $119,097 to 2,320,934, when compared to $2,201,837 in the corresponding prior period.

Income (loss) from Operations

The Company generated an income from operations for the six months ended June 30, 2021, of $3,553,586, when compared to income from operations of $4,188,916 for the six months ended June 30, 2020.

Other Income (Expense)

The Company had other expense of $(22,457,613) for the six months ended June 30, 2021, as compared to other expense of $(1,612,707) for the six months ended June 30, 2020. Interest expense decreased by $5,061,240 to $6,431,875 for the six-month period ended June 30, 2021 as compared to $11,493,115 for the six months ended June 30, 2020 due to a reduction in long term debt resultant from the transactions with Camber and EMC Capital Partners, LLC, described in Note 1 to the Company’s consolidated financial statements. As a result of the fluctuating commodities markets, changes in the fair value of our commodity derivatives reflected a loss to the consolidated financial statements of $12,976,173 for the six-month period ended June 30, 2021, as compared to a gain of $13,587,431 for the six month-period ended June 30, 2020.

Net Income (Loss)

The Company had a net loss of $(18,904,027) during the six-month period ended June 30, 2021, compared with a net income of $2,730,848 for the six-month period ended June 30, 2020, a $21,634,875 difference primarily as a result of the items discussed above.

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

Commodity Derivatives

The Company does not designate its commodities derivative instruments as hedges and therefore does not apply hedge accounting. Changes in fair value of derivative instruments subsequent to the initial measurement are recorded as change in fair value on derivative liability, in other income (expense). The estimated fair value amounts of the Company’s commodity derivative instruments have been determined at discrete points in time based on relevant market information which resulted in the Company classifying such derivatives as Level 2. Although the Company’s commodity derivative instruments are valued using public indices, as well as the Black-Scholes model, the instruments themselves are traded with unrelated counterparties and are not openly traded on an exchange.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Management will continue to monitor and evaluate the effectiveness of the Company's internal controls and procedures and the Company's internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. There were no changes in Internal Control Over Financial Reporting during the quarter ended June 30, 2021.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of commercial operations in the normal course of business. As of June 30, 2021, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of operations.

In April of 2019, the staff (the “Staff”) of the SEC’s Division of Enforcement notified the Company that the Staff had made a preliminary determination to recommend that the SEC file an enforcement action against the Company, as well as against its CEO and its CFO, for alleged violations of Section 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder during the period from early 2014 through late 2016. The Staff’s notice is not a formal allegation or a finding of wrongdoing by the Company, and the Company communicated with the Staff regarding its preliminary determination.  The Company believes it has adequate defenses and intends to defend any enforcement action that may be initiated by the SEC.

ITEM 1A. RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2021, the Company issued unregistered equity securities as described below:

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

On May 18, 2021, the Company issued 27,654 shares of the Company’s common stock to a consultant for $20,000 of consulting services rendered to the Company.

On May 25, 2021, the Company issued 55,659 shares of the Company’s common stock to a consultant for $30,000 of consulting services rendered to the Company.

On June 21, 2021, the Company issued 20,243 shares of the Company’s common stock to a consultant for $10,000 of consulting services rendered to the Company.

On June 24, 2021, the Company issued 9.444 shares of the Company’s common stock to a consultant for $4,912 of consulting services rendered to the Company.

On June 28, 2021, the Company issued 40,253 shares of the Company’s common stock to a consultant for $20,000 of consulting services rendered to the Company.

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

On April 19, 2021, the Company issued (i) 14,167 shares of Company common stock, and (ii) an $85,000 convertible promissory note maturing February 11, 2022, to a third-party investor in consideration for cash in the amount of $85,000.

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

10.1

Term Loan Agreement, dated December 22, 2017, by the Borrowers listed therein, 405 Petrodome LLC, as Administrative Agent, and 405 Petrodome LLC and Cargill, Incorporated, as Lenders (incorporated by reference to our Current Report on Form 8-K filed on December 29, 2017)

10.2

Purchase and Sale Agreement, executed as of September 1, 2018, by and among Viking Energy Group, Inc. and Bodel Holdings, L.L.C., Cleveland Holdings, L.L.C., Delbo Holdings, L.L.C., DeQuincy Holdings, L.L.C., Gulf Coast Working Partners, L.L.C., Oakley Holdings, L.L.C., SamJam Energy, L.L.C., and Perry Point Holdings, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on September 5, 2018)

10.3

First Amendment to Purchase and Sale Agreement, executed as of November 1, 2018, by and among Viking Energy Group, Inc. and Bodel Holdings, L.L.C., Cleveland Holdings, L.L.C., Delbo Holdings, L.L.C., DeQuincy Holdings, L.L.C., Gulf Coast Working Partners, L.L.C., Oakley Holdings, L.L.C., SamJam Energy, L.L.C., and Perry Point Holdings, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on November 5, 2018)

10.4

Second Amendment to Purchase and Sale Agreement, executed as of November 1, 2018, by and among Viking Energy Group, Inc. and Bodel Holdings, L.L.C., Cleveland Holdings, L.L.C., Delbo Holdings, L.L.C., DeQuincy Holdings, L.L.C., Gulf Coast Working Partners, L.L.C., Oakley Holdings, L.L.C., SamJam Energy, L.L.C., and Perry Point Holdings, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2018)

10.5

Collateral Agreement to Purchase and Sale Agreement, executed as of December 26, 2018, by and among Viking Energy Group, Inc. and Bodel Holdings, L.L.C., Cleveland Holdings, L.L.C., Delbo Holdings, L.L.C., DeQuincy Holdings, L.L.C., Gulf Coast Working Partners, L.L.C., Oakley Holdings, L.L.C., SamJam Energy, L.L.C., and Perry Point Holdings, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2018)

10.6

Term Loan Credit Agreement, dated as of December 28, 2018, by and among Ichor Energy Holdings, LLC, Ichor Energy, LLC, ABC Funding, LLC, as Administrative Agent, and the Lender Parties (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2018)

10.7

10% Secured Promissory Note, dated December 27, 2018, issued by Viking Energy Group, Inc. to RPM Investments, a Division of Opus Bank, in favor of Sellers (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2018)

10.8

Security and Pledge Agreement, executed as of December 27, 2018, by and among Viking Energy Group, Inc. and Bodel Holdings, L.L.C., Cleveland Holdings, L.L.C., Delbo Holdings, L.L.C., DeQuincy Holdings, L.L.C., Gulf Coast Working Partners, L.L.C., Oakley Holdings, L.L.C., SamJam Energy, L.L.C., and Perry Point Holdings, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2018)

10.9

Purchase and Sale Agreement, dated as of October 10, 2019, by and among Elysium Energy, LLC, 5Jabor, LLC, Bass Petroleum, L.L.C., Bodel Holdings, LLC, Delbo Holdings, L.L.C., James III Investments, L.L.C., JamSam Energy, LLC, Lake Boeuf Investments, LLC, Oakley Holdings, L.L.C., and Plaquemines Holdings, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on October 11, 2019)

10.10

First Amendment to Purchase and Sale Agreement, effective as of December 23, 2019, by and among 5Jabor, LLC; Bass Petroleum, L.L.C.; Bodel Holdings, LLC; Delbo Holdings, L.L.C.; James III Investments, LLC; JamSam Energy, L.L.C.; Lake Boeuf Investments, LLC; Oakley Holdings, L.L.C.; Plaquemines Holdings, L.L.C.; Elysium Energy, LLC; Viking Energy Group, Inc. and Five JAB, Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 30, 2019)

37

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

10.27	Form of Guaranty, issued by Viking Energy Group, Inc., dated April 23, 2021 (incorporated by reference to our Current Report on Form 8-K filed on April 27, 2021)

10.28

Securities Purchase Agreement, by and between Camber Energy, Inc. and Viking Energy Group, Inc., dated July 29, 2021 (incorporated by reference to our Current Report on Form 8-K filed on July 30, 2021)

10.29

Share Purchase Agreement, by and between Viking Energy Group, Inc., Simmax Corp., Remora EQ LP and Simson-Maxwell Ltd., dated August 6, 2021 (incorporated by reference to our Current Report on Form 8-K filed on August 9, 2021)

10.30	Subscription Agreement between Viking Energy Group, Inc. and Simson-Maxwell Ltd., dated August 6, 2021 (incorporated by reference to our Current Report on Form 8-K filed on August 9, 2021)

10.31

Unanimous Shareholders Agreement, by and between Viking Energy Group, Inc., Simmax Corp., Remora EQ LP and Simson-Maxwell Ltd., dated August 6, 2021 (incorporated by reference to our Current Report on Form 8-K filed on August 9, 2021)

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

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

VIKING ENERGY GROUP, INC. (Registrant)

/s/ James Doris	Date: August 16, 2021
Principal Executive Officer

/s/ Frank W. Barker, Jr.	Date: August 16, 2021
Principal Financial and Accounting Officer

