Form 10-Q
period 2021-09-30
VIKING ENERGY GROUP, INC.
filed 2021-11-15
CIK 1102432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 5, 2021, the registrant had 101,971,563 shares of common stock outstanding.

VIKING ENERGY GROUP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIKING ENERGY GROUP, INC. (A Majority Owned Subsidiary of Camber Energy, Inc.) Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash	$2,893,877	$3,976,783
Restricted cash	3,721,993	3,862,756
Accounts receivable – oil and gas - net	7,708,223	4,050,631
Prepaid expenses	1,135,445	-
Total current assets	15,459,538	11,890,170

Oil and gas properties, full cost method
Proved developed producing oil and gas properties, net	60,749,028	64,703,753
Proved undeveloped and non-producing oil and gas properties, net	35,331,225	37,452,683
Total oil and gas properties, net	96,080,253	102,156,436

Fixed assets, net	319,368	433,168
Derivative asset	-	1,220,209
Investment in unconsolidated entity	8,005,931	-
ESG Clean Energy license, net	4,963,633	-
Deposits	57,896	57,896
TOTAL ASSETS	$124,886,619	$115,757,879

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,490,898	$4,475,519
Accrued expenses and other current liabilities	3,933,036	3,857,655
Undistributed revenues and royalties	5,836,958	4,115,462
Derivative liability	16,074,519	893,458
Due to director	-	559,122
Current portion of long-term debt and other short-term borrowings – net of debt discount	41,945,548	32,977,368
Total current liabilities	75,280,959	46,878,584
Long term debt - net of current portion and debt discount	51,062,299	78,775,796
Operating lease liability	185,308	241,431
Asset retirement obligation	6,474,028	6,164,231
TOTAL LIABILITIES	133,002,594	132,060,042

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 28,092 shares issued and outstanding as of September 30, 2021 and December 31, 2020	28	28
Common stock, $0.001 par value, 500,000,000 shares authorized,
99,363,736 and 51,494,956 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.	99,363	51,495
Additional paid-in capital	112,042,473	75,920,811
Accumulated deficit	(120,257,839)	(92,274,497)
TOTAL STOCKHOLDERS’ DEFICIT	(8,115,975)	(16,302,163)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$124,886,619	$115,757,879

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. (A Majority Owned Subsidiary of Camber Energy, Inc.) Consolidated Statements of Operations (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenue
Oil and gas sales	$9,680,661	$10,149,387	$30,871,373	$31,487,202

Operating expenses
Lease operating costs	4,888,546	4,991,648	14,863,294	13,147,640
General and administrative	1,966,519	1,190,145	4,287,453	3,391,982
Stock based compensation	82,055	3,235,200	470,598	3,686,582
Depreciation, depletion and amortization	2,181,326	2,573,183	6,844,553	8,671,593
Impairment of oil and gas properties	-	2,500,000	-	2,500,000
Accretion - ARO	148,551	119,659	438,225	360,937
Total operating expenses	9,266,997	14,609,835	26,904,123	31,758,734

Income from operations	413,664	(4,460,448)	3,967,250	(271,532)

Other income (expense)
Interest expense	(3,180,460)	(5,327,925)	(9,612,335)	(16,821,040)
Amortization of debt discount	(1,261,618)	(3,228,124)	(3,406,654)	(6,005,728
Change in fair value of derivatives	(3,425,097)	(5,018,338)	(16,401,270)	8,569,093
Equity in earnings of unconsolidated entity	47,772	-	47,772	-
Loss on financing settlements	(1,847,810)	-	(2,774,341)	(931,894)
Interest and other income	174,234	28	196,236	2,503
Total other income (expense)	(9,492,979)	(13,574,359)	(31,950,592)	(15,187,066)

Net income (loss) before income taxes	(9,079,315)	(18,034,807)	(27,983,342)	(15,458,598)
Income tax benefit (expense)		-	-	-
Net income (loss)	(9,079,315)	(18,034,807)	(27,983,342)	(15,458,598)
Net (income) loss attributable to noncontrolling interest	-	1,028,313	-	1,182,952
Net income (loss) attributable to Viking Energy Group, Inc.	$(9,079,315)	$(17,006,494)	$(27,983,342)	$(14,275,646)
Earnings (loss) per common share
Basic and Diluted	$(0.10)	$(0.75)	$(0.38)	$(0.83)
Weighted average number of common shares outstanding
Basic and Diluted	87,741,024	22,649,319	74,222,359	17,164,033

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. (A Majority Owned Subsidiary of Camber Energy, Inc.) Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2021	2020

Cash flows from operating activities:
Net income (loss)	$(27,983,342)	$(15,458,598)
Adjustments to reconcile net loss to cash provided by operating activities:
Change in fair value of derivative liability	16,401,270	(8,569,093)
Stock based compensation	470,598	3,686,582
Depreciation, depletion and amortization	6,844,553	8,671,593
Amortization of operational right-of-use assets	(113)	1,442
Accretion – asset retirement obligation	438,225	360,937
Impairment of oil and gas properties	-	2,500,000
Amortization of debt discount	3,406,654	6,005,728
Loss on debt settlement	2,774,341	931,894
Stock based interest expense	-	2,178,356
PPP loan forgiveness	(149,600)	-
Equity in earnings of unconsolidated entity	(47,772)	-
Changes in operating assets and liabilities
Accounts receivable	(3,657,592)	(942,632)
Prepaid expenses and other assets	-	86,214
Accounts payable	3,015,379	(1,440,401)
Accrued expenses and other current liabilities	(313,058)	2,058,495
Undistributed revenues and royalties	1,721,496	1,168,312
Net cash provided by operating activities	2,921,039	1,238,829

Cash flows from investing activities:
Investment in and acquisition of oil and gas properties	(1,709,253)	(1,527,473)
Acquisition of fixed assets	-	(34,075)
Payments for ESG Clean Energy license	(1,500,000)	-
Investment in unconsolidated entity	(7,958,159)	-
Proceeds from sale of oil and gas properties	906,613	84,816
Net cash used in investing activities	(10,260,799)	(1476,732)

Cash flows from financing activities:
Proceeds from long-term debt	510,000	11,467,688
Repayment of long-term debt	(5,333,066)	(10,946,169)
Proceeds from sale of stock to Camber Energy, Inc.	11,000,000	-
Proceeds from sale of stock	-	7,925
Proceeds from exercise of warrants	-	38,000
Repayment of amount due director	(60,843)	(16,993)
Net cash provided by financing activities	6,116,091	550,451

Net decrease in cash	(1,223,669)	312,548
Cash and Restricted Cash, beginning of period	7,839,539	5,638,724

Cash and Restricted Cash, end of period	$6,615,870	$5,951,272
Supplemental Cash Flow Information:
Cash paid for:
Interest	$9,755,850	$12,683,119
Income taxes	$-	$-

Supplemental disclosure of Non-Cash Investing and Financing Activities:
Recognition of asset retirement obligation	$-	$1,514,328
Equity in earnings of unconsolidated entity	$47,772	$-
Amortization of right-of-use asset and lease liability	$36,872	$49,331
Issuance of shares as payment of interest on debt	$-	$115,958
Issuance of shares for services	$388,662	$2,986,763
Issuance of warrants for services	$29,881	$699,819
Issuance of warrants as discount on debt	$-	$183,214
Issuance of warrant shares as reduction of debt	$-	$15,000
Issuance of shares in debt conversion	$3,800,164	$4,350,146
Issuance of shares as discount on debt	$141,321	$2,375,501
Private placement debt exchanged for new private placement debt	$-	$6,839,345
Purchase of working interest through new debt	$-	$29,496,356
Recognition of beneficial conversion feature as discount on debt	$-	$1,929,978
Accrued interest rolled into new private placement	$-	$141,985
Issuance of shares as reduction of debt and accrued expenses	$-	$4,110,250
Issuance of shares to parent for reduction of debt and accrued expenses	$18,900,000	$-
Issuance of shares for prepaid services	$1,187,500	$-
PPP loan forgiveness	$149,600	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. (A Majority Owned Subsidiary of Camber Energy, Inc.) Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the nine months ended September 30, 2021

						Retained
	Preferred Stock		Common Stock		Additional Paid-in	Earnings (Accumulated	Noncontrolling	Total Stockholders'
	Number	Amount	Number	Amount	Capital	Deficit)	Interest	Equity

Balances at December 31, 2020	28,092	$28	51,494,956	$51,495	$75,920,811	$(92,274,497)	$-	$(16,302,163)

Rounding due to reverse split			1,770	2				2
Shares issued for services			490,689	490	388,172			388,662
Shares issued as debt discouint			169,336	169	141,152			141,321
Warrants issued for services					29,881			29,881
Shares issued to parent for reduction of debt and accrued expenses			16,153,846	16,154	19,605,846			19,622,000
Shares issued for sale of stock to Camber Energy, Inc.			27,500,000	27,500	10,972,500			11,000,000
Shares issued in conversion of debt			2,603,139	2,603	3,797,561			3,800,164
Shares issued for prepaid services			950,000	950	1,186,550			1,187,500
Net loss						(27,983,342)		(27,983,342)

Balances at September 30, 2021	28,092	$28	99,363,736	$99,363	$112,042,473	$(120,257,839)	$-	$(8,115,975)

For the nine months ended September 30, 2020

						Retained
	Preferred Stock		Common Stock		Additional Paid-in	Earnings (Accumulated	Noncontrolling	Total Stockholders'
	Number	Amount	Number	Amount	Capital	Deficit)	Interest	Equity

Balances at December 31, 2019	28,092	$28	13,799,812	$13,800	$38,935,790	$(30,282,763)	$-	$8,666,855

Shares issued for services			2,327,712	2,327	2,984,436			2,986,763
Warrant exercise			47,026	47	37,953			38,000
Warrants issued for services					699,819			699,819
Warrants exercised to reduce debt			16,667	17	14,983			15,000
Warrants issued as debt discount					183,214			183,214
Shares issued for sale of stock			11,007	11	7,914			7,925
Shares issued as debt discount			2,261,768	2,262	2,373,239			2,375,501
Shares issued for interest payments			84,446	84	115,874			115,958
Shares issued in conversion of debt			3,572,870	3,573	4,346,573			4,350,146
Beneficial conversion features as debt discount					1,929,978			1,929,978
Shares issued as payment on debt			2,905,699	2,906	4,107,344			4,110,250
Net income						(14,275,646)	(1,182,952)	(15,458,598)

Balances at September 30, 2020	28,092	$28	25,027,007	$25,027	$55,737,117	$(44,558,409)	$(1,182,952)	$10,020,811

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. Notes to Consolidated Financial Statements (Unaudited)

Note 1 Relationship with and Ownership by Camber Energy, Inc.

On December 23, 2020 Camber Energy, Inc. (“Camber”) acquired a 51% interest in Viking Energy Group, Inc. (“Viking” or the “Company”). On January 8, 2021 and July 29, 2021, Camber acquired additional interests in the Company resulting in Camber owning approximately 62% of the outstanding common shares of the Company after the January transaction and approximately 73% of the outstanding common shares of the Company after the July transaction. As a result, since December 23, 2020 Viking has been a majority-owned subsidiary of Camber. The December 2020, January 2021 and July 2021 transactions, along with a new merger agreement executed by Viking and Camber in February 2021 are described further below. References below to the Company’s various debt arrangements are described further in Note 8.

December 23, 2020 Transaction

On December 23, 2020, the Company entered into a Securities Purchase Agreement with Camber, pursuant to which Camber acquired (“Camber’s Acquisition”) 26,274,510 shares of Viking common stock (“Camber’s Viking Shares”), constituting 51% of the common stock of Viking, in consideration of (i) Camber’s payment of $10,900,000 to Viking (the “Cash Purchase Price”), and (ii) cancelation of $9,200,000 in promissory notes issued by Viking to Camber (“Camber’s Viking Notes”). Pursuant to the Securities Purchase Agreement, if at any time between December 23, 2020 and July 2, 2022 Viking issues shares of its common stock to one or more persons such that Camber’s percentage ownership of Viking’s common stock is less than 51%, Viking is obligated to issue additional shares to Camber to ensure that Camber owns at least 51% of the common stock of Viking (the “Adjustment Entitlement”). The Adjustment Entitlement expires on July 1, 2022.

In connection with Camber’s Acquisition, the Company and Camber terminated their previous merger agreement, dated August 31, 2020, as amended, and Camber assigned its membership interests in one of Viking’s subsidiaries, Elysium Energy Holdings, LLC, back to Viking. Also in connection with Camber’s Acquisition, effective December 23, 2020, Camber (i) borrowed $12,000,000 from an institutional investor; (ii) issued the investor a promissory note in the principal amount of $12,000,000, accruing interest at the rate of 10% per annum and maturing December 11, 2022 (the “First Camber Investor Note”); (iii) granted the Investor a first-priority security interest in Camber’s Viking Shares and Camber’s other assets pursuant to a pledge agreement and a general security agreement, respectively; and (iv) entered into an amendment to Camber’s $6,000,000 promissory note previously issued to the investor dated December 11, 2020 (the “Second Camber Investor Note”), amending the acceleration provision of the note to provide that the note repayment obligations would also not accelerate if Camber has increased its authorized capital stock by March 11, 2021 (and Camber increased its authorized capital stock in February 2021 as required). In order to close Camber’s Acquisition, effective December 23, 2020, Viking entered into a Guaranty Agreement, guaranteeing repayment of the First Camber Investor Note and the Second Camber Investor Note.

On December 23, 2020, the First Camber Investor Note was funded, and Viking and Camber closed Camber’s Acquisition, with Camber paying the Cash Purchase Price to Viking and cancelling Camber’s Viking Notes, and Viking issuing Camber’s Viking Shares. At the closing, James Doris and Frank Barker, Jr., Viking’s CEO and CFO, were appointed the CEO and CFO of Camber, and Mr. Doris was appointed a member of the Board of Directors of Camber.

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

The Merger has not been completed. As of the date of filing this report, neither Viking or Camber has advised of its intention to terminate the Merger Agreement.

April 23, 2021 Transaction

On or about April 23, 2021, Camber (i) borrowed $2,500,000 from an institutional investor; (ii) issued the investor a promissory note in the principal amount of $2,500,000, accruing interest at the rate of 10% per annum and maturing December 11, 2022 (the “Third Camber Investor Note”); (iii) granted the Investor a first-priority security interest in Camber’s Viking Shares and Camber’s other assets pursuant to a pledge agreement and a general security agreement, respectively. Viking entered into a Guaranty Agreement, guaranteeing repayment of the Third Camber Investor Note.

July 9, 2021 Transaction:

Effective July 9, 2021, Camber and the institutional investor executed amendments to each of the First Camber Investor Note, the Second Camber Investor Note and the Third Camber Investor Note (collectively, the “Notes”), pursuant to which (i) the Maturity Date of each of the Notes was extended from December 11, 2022, to January 1, 2024; and (ii) the Investor is permitted to convert amounts owing under the Notes into shares of common stock of Camber at a fixed price of $1.25 per share, subject to beneficial ownership limitations.

July 29, 2021 Transaction:

On July 29, 2021, the Company entered into a Securities Purchase Agreement with Camber, pursuant to which Camber acquired an additional 27,500,00 shares of Viking common stock for an aggregate purchase price of $11,000,000. As a result, Camber’s ownership increased as of such date to approximately 73% of the issued and outstanding shares of Viking common stock.

Camber’s Series C Preferred Share Designation

The Certificate of Designation(s) (the “COD”) regarding Camber’s Series C Convertible Preferred Shares requires, among other things, Camber to: (i) timely file with the Securities and Exchange Commission all reports required to pursuant to the Exchange Act (the “Reporting Requirement”); and (ii) maintain a sufficient share reserve with respect to the common shares to which the preferred shares may be converted (“Share Reserve Requirement”). Any breach under the COD is also a default under the Notes. Camber is not currently in compliance with the Reporting Requirement or the Share Reserve Requirement. The institutional investor has agreed not to claim against Camber for any breaches or defaults provided the Reporting Requirement and the Share Reserve Requirement are satisfied by November 19, 2021 and December 31, 2021, respectively. If Camber fails to satisfy such requirements Viking may be called upon to honor its obligations under the Guaranty and Security Agreements executed by Viking in favor of the institutional investor with respect to the Notes.

Note 2 Company Overview and Operations

Viking Energy Group, Inc. and subsidiaries is an energy company, targeting opportunities in the power generation, clean energy and resource sectors. Through its 60.5 % majority-owned subsidiary, Simson-Maxwell Ltd. (“Simson-Maxwell”), the Company provides power generation products, services and custom energy solutions to commercial and industrial clients. Through other wholly-owned subsidiaries, the Company is engaged in petroleum exploration and production and the sale of crude oil, natural gas and natural gas liquids. Additionally, the Company recently entered into a license agreement with ESG Clean Energy, LLC (“ESG”), to utilize ESG’s patent rights and know-how related to stationary electric power generation and heat and carbon dioxide capture (the “ESG Clean Energy System”). The Company intends to sell, lease, and sub-license the ESG Clean Energy System to third parties using, among others, Simson-Maxwell’s existing distribution channels, and the Company may also utilize the ESG Clean Energy System for its own account, whether in connection with its petroleum operations, Simson-Maxwell’s power generation operations, or otherwise.

The following overview provides a background related to various operations and acquisition efforts over the last several years:

Oil & Gas Acquisitions

On December 22, 2017, the Company completed an acquisition of 100% of the membership interests of Petrodome Energy, LLC (“Petrodome”), a privately-owned company, with working interests in multiple oil and gas fields across Texas, Louisiana and Mississippi, comprising approximately 11,700 acres.

As a part of this acquisition, the Company retained an operational office and staff in Houston, Texas, which provided the Company the capability of operating many of its own wells internally. This expertise has since been utilized to evaluate potential oil and gas acquisitions, evaluate the management of the Company’s oil and gas assets, and evaluate possible drilling prospects.

On May 10, 2019, Petrodome Louisiana Pipeline LLC (“Petrodome LA”), a subsidiary of Petrodome, acquired a majority working interest in 6 gas wells (including 2 producing gas wells), 1 producing oil well and 1 salt water disposal well located in the East Mud Lake Field in Cameron Parish, Louisiana, with leases to mineral rights (oil and gas) concerning approximately 765 acres.

Viking’s petroleum operations are focused on the acquisition and development of oil and natural gas properties in the Gulf Coast and Mid-Continent regions of the United States, with the Company’s petroleum-focused subsidiaries owning oil and gas leases in Texas, Louisiana, Mississippi and Kansas.

Oil and Gas Acquisitions & Disposals

On December 28, 2018, the Company, through its newly formed Ichor Energy Holdings, LLC subsidiary (“Ichor Energy Holdings”), completed an acquisition of working interests in oil and gas leases in Texas (primarily in Orange and Jefferson Counties) and Louisiana (primarily in Calcasieu Parish), which included 58 producing wells and 31 salt water disposal wells. On October 5, 2021, the Company transferred all of the membership interests of Ichor Energy Holdings to a third party, and the third party assumed all of the rights and obligations associated with such membership interests, including the debt and derivatives associated with Ichor Energy Holdings and all of its entities. The consideration for the conveyance of the membership interests of Ichor Energy Holdings was the assumption by the third party of all of the rights and obligations associated with Ichor Energy Holdings and all of its entities. The assignment agreement contains a right of first refusal, and provides that if the third party receives an arms-length bona fide offer from any third party to purchase any of the membership interests in Holdings, such interests shall first be offered to the Company, who shall have the right, exercisable within thirty (30) calendar days, to elect to purchase such membership interests upon substantially the same terms and conditions as are contained in the offer.

On February 3, 2020, the Company, through its newly formed majority-owned Elysium Energy Holdings, LLC subsidiary (“Elysium Energy Holdings”), acquired interests in oil and gas properties located in Texas and Louisiana, which included leases, working interests, and over-riding royalty interests in oil and gas properties in Texas (approximately 72 wells in 11 counties) and Louisiana (approximately 55 wells in 6 parishes), along with associated equipment. On October 12, 2021, the Company transferred all of the membership interests of Elysium Energy Holdings to a third party, and the third party assumed all of the rights and obligations associated with such membership interests, including the debt and derivatives associated with Elysium Energy Holdings and all of its entities. The consideration for the conveyance of the membership interests of Elysium Energy Holdings was the assumption by the third party of all of the rights and obligations associated with Elysium Energy Holdings and all of its entities.

The following table provides condensed aggregate financial information as of and for the nine months ended September 30, 2021 and 2020, regarding the entities transferred to third parties during October 2021:

	September 30,
	2021	2020

Total assets	$91,008,735	$120,501,052
Total liabilities	$110,681,581	$88,917,536

	Nine months ended September 30,
	2021	2020

Revenue	$27,756,694	$28,555,823
Operating expenses	$(21,935,805)	$(22,337,966)
Interest expenses	$(8,587,349)	$(8,456,370)
Amortization of debt discount	$(2,138,508)	$(1,778,540)
Gain (loss) on change in fair value of derivatives	$(16,401,270)	$8,312,386

Simson-Maxwell Acquisition

On August 6, 2021, the Company acquired approximately 60.5% of the issued and outstanding shares of Simson-Maxwell Ltd., a Canadian federal corporation, for $7,958,159 in cash. Simson-Maxwell is a leading manufacturer and supplier of industrial engines, power generation products, services and custom energy solutions. The company integrates innovative technology with superior products to contribute to global energy sustainability. Operating for over 80 years, Simson-Maxwell’s diverse group of employees at seven branch locations service over 4,000 maintenance contracts and assist with satisfying the energy and power-solution demands of the company’s entire customer-base.

ESG Clean Energy License

On August 18, 2021, the Company entered into a license agreement with ESG, a Delaware limited liability company, pursuant to which the Company received (i) an exclusive license to ESG Clean Energy’s patent rights and know-how related to stationary electric power generation (not in connection with vehicles), including methods to utilize heat and capture carbon dioxide in Canada, and (ii) a non-exclusive license to the Intellectual Property in up to 25 sites in the United States that are operated by the Company or its affiliates. See Note 5 for further information regarding this license agreement.

The Company intends to sell, lease, and sub-license the intellectual property to third parties using, among others, Simson-Maxwell’s existing distribution channels, and the Company may also utilize the ESG Clean Energy System for its own account, whether in connection with its petroleum operations, Simson-Maxwell’s power generation operations, or otherwise.

Note 3 Going Concern

The Company’s consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $27,983,342 for the nine months ended September 30, 2021, as compared to a net loss of $14,275,646 for the nine months ended September 30, 2020. The loss for the nine months ended September 30, 2021 was comprised of, among other things, certain non-cash items, including: (i) stock-based compensation of $470,598; (ii) accretion of asset retirement obligation of $438,225; (iii) depreciation, depletion & amortization of $6,844,553; (iv) amortization of debt discount of $3,406,654; (v) change in fair value of derivatives of $(16,401,270); and (vi) loss on financing settlements of $2,774,341.

As of September 30, 2021, the Company has a stockholders’ deficit of $8,115,975 and total long-term debt of $93,007,847. As of September 30, 2021, the Company has a working capital deficiency of approximately $60,000,000. The largest components of current liabilities creating this working capital deficiency are (i) notes payable with a face value aggregating approximately $4.7 million as of September 30, 2021 due in February of 2022; (ii) a revolving credit facility with a balance of $5,665,000 as of September 30, 2021 due in January of 2022; (iii) a derivative liability of $16,074,519; and (iv) Elysium Energy Holdings’ term loan agreement with a face value of approximately $30.7 million as of September 30, 2021, with a maturity date of August 3, 2022.

As described in Note 2, in October 2021 the Company transferred its interest in each of Ichor Energy Holdings and Elysium Energy Holdings to third parties. As a result, the Company no longer has the assets and liabilities (including debt and derivatives mentioned in the above paragraph) within such entities.

Further, oil and gas price volatility and the impact of the global COVID-19 pandemic have already had and may continue to have a negative impact on the Company’s financial position and results of operations. Negative impacts could include but are not limited to: the Company’s ability to sell its products and services, reduction in the selling price of the Company’s products and services, possible disruption of production as a result of worker illness or mandated production shutdowns, the Company’s ability to maintain compliance with loan covenants and/or refinance existing indebtedness, and access to new capital and financing.

Management believes it will be able to leverage the expertise and relationships of its operational and technical teams to enhance existing assets and identify new development and acquisition opportunities in order to improve operations.

Nonetheless, these conditions raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to utilize the resources in place to generate future profitable operations, to develop additional acquisition opportunities, and to obtain the necessary financing to meet its obligations and repay its liabilities arising from business operations when they come due. Management believes the Company may be able to continue to develop new opportunities and may be able to obtain additional funds through debt and / or equity financings to facilitate its business strategy; however, there is no assurance of additional funding being available. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

Note 4 Summary of Significant Accounting Policies

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

c) Foreign Currency

Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations and cash flows of businesses conducted in foreign currency are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a component of shareholders’ equity in accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions have been insignificant.

d) Use of Estimates in the Preparation of Financial Statements

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

e) Financial Instruments

The Company discloses the fair value of its financial instruments under a three-level valuation hierarchy. The carrying amounts reported in the consolidated balance sheets for deposits, accrued expenses and other current liabilities, accounts payable, derivative liabilities, amount due to director, and convertible notes each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

•	Level 3: inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets and liabilities measured at fair value as of September 30, 2021 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial Assets
Commodity Derivative	-	-	-	-

Financial liabilities
Commodity Derivative	-	16,074,519	-	(16,401,270)
	$-	$16,074,519	$-	$(16,401,270)

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

The derivative assets were $0 and $1,220,209 as of September 30, 2021 and December 31, 2020, respectively, and the derivative liabilities were $16,074,519 and $893,458 as of September 30, 2021 and December 31, 2020, respectively. The change in the fair value of the derivative liabilities for the nine months ended September 30, 2021 consisted of an increase of $12,976,173 associated with commodity derivatives existing at the beginning of 2021.

The table below is a summary of the Company’s commodity derivatives as of September 30, 2021:

Natural Gas	Period	Average MMBTU per Month	Fixed Price per MMBTU

Swap	Dec-18 to Dec-22	118,936	$2.715
Collar	Mar 20 / Aug 22	196,078	$2.00 / $2.43
Crude Oil	Period	Average BBL per Month	Price per BBL

Swap	Dec-18 to Dec- 22	24,600	$50.85
Collar	Jan 21 to Dec 21	10,135	$45.00 / $56.00
Collar	Jan 22 to July 22	6,934	$45.00 / $52.70

The derivatives above were all held by Ichor Energy Holdings and Elysium Energy Holdings. As described in Note 2, in October 2021 these derivative contracts were assumed by third parties

f) Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investment securities that have original maturities of three months or less. At September 30, 2021 and December 31, 2020, the Company has cash deposits in excess of FDIC insured limits in the amounts of $5,343,503 and $3,726,783, respectively.

Restricted cash in the amount of $3,721,993 as of September 30, 2021 consists of $2,145,796 held by Ichor Energy, LLC and/or its subsidiaries and $1,576,197 held Elysium Energy, LLC and/or its subsidiaries.

Pursuant to the Term Loan Credit Agreement to which Ichor Energy, LLC, and its subsidiaries are parties, following March 31, 2019 the company is required at all times to maintain a minimum cash balance of $2,000,000 (the “MLR”). Within 30 days of the end of each quarter, commencing with the quarter ended June 30, 2019, the company is required to pay the lenders, as an additional principal payment on the debt, any cash in excess of (i) the MLR and (ii) any funds necessary for the capital expenditures contemplated to be expended in the next six-month period by an approved plan of development (“APOD Capex Amount”). At September 30, 2021, the restricted cash did not exceed the MLR and the APOD Capex Amount.

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

g) Accounts receivable

Accounts receivable consist of oil and gas receivables. The Company evaluates these accounts receivable for collectability and, when necessary, records allowances for expected unrecoverable amounts. The Company has recorded an allowance for doubtful accounts of $217,057 at September 30, 2021 and December 31, 2020.

h) Prepaid expenses

Prepaid expenses represent amounts paid in advance through the issuance of restricted shares of stock for future contractual benefits to be received. These advances are amortized over the life of the contract using the straight-line method.

i) Oil and Gas Properties

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

j) Limitation on Capitalized Costs

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

k) Oil and Gas Reserves

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

l) Investment in Unconsolidated Entity

The Company accounts for its investment in unconsolidated entities under the equity method of accounting when it (i) owns less than 51% of a controlling interest in the entity or (ii) has the ability to exercise significant influence over the operating and financial policies of the entity. As described in Note 2, during August 2021 the Company acquired a 60.5% interest in Simson-Maxwell. Pursuant to a shareholder agreement in effect as of September 30, 2021, the Company did not have the ability to control the operating and financial policies of the entity as of such date, and as such has accounted for such ownership under the equity method of accounting. The investment is adjusted for its proportionate share of earnings or losses of the entity.

For the period from August 6, 2021 (the date acquired) through September 30, 2021 Simson-Maxwell had total revenues of approximately $3.5 million and net income of $78,961. The table below shows the changes in the Investment in Unconsolidated Entities for the nine months ended September 30, 2021:

Carrying amount - December 31, 2020	$-
Investment in Simson-Maxwell	8,058,771
Proportionate share of Simson-Maxwell earnings	47,772

Carrying amount - September 30, 2021	$8,106,543

On October 18, 2021, the shareholder agreement was amended, resulting in Viking having control over Simson-Maxwell. As a result, commencing with the date of the amendment, the Company will include Simson-Maxwell in its consolidation.

m) Intangible assets

Intangible assets represent amounts capitalized for the Company’s license agreement with ESG Clean Energy, LLC as described in Notes 2 and 5. This asset is amortized on a straight-line basis over the remaining life of the related patents being licensed, which is approximately 16 years.

The Company reviews these intangible assets for possible impairment when events or changes in circumstances that the assets carrying amount may not be recoverable. In evaluating the future benefit of its intangible assets, the Company estimates the anticipated undiscounted future net cash flows of the intangible assets over the remaining estimated useful life. If the carrying amount is not recoverable, an impairment loss is recorded for the excess of the carrying value of the asset over its fair value.

n) Income (loss) per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding and adjusted by any effects of warrants and options outstanding during the period, if dilutive. For the nine months ended September 30, 2021 there were approximately 48,182,727 common stock equivalents that were omitted from the calculation of diluted income per share as they were not dilutive

o) Revenue Recognition

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

The following table disaggregates the Company’s revenue by source for the three and nine months ended September 30, 2021 and 2020:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

Oil	$9,518,232	$6,372,765	$24,460,736	$18,837,695
Natural gas and natural gas liquids	4,206,625	2,107,471	12,929,513	6,378,731
Settlement on Hedge Contracts	(3,819,148)	1,134,927	(6,896,901)	5,547,192
Other	(225,048)	534,224	378,025	723,584

	$9,680,661	$10,149,387	$30,871,373	$31,487,202

p) Income Taxes

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

q) Stock-Based Compensation

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

The following table represents stock warrant activity as of and for the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding – December 31, 2020	7,111,021	0.99	5.22 years	-
Granted	100,000	.57	.57 years	-
Exercised	-	-	-	-
Forfeited/expired/cancelled	(104,167)	-	-	-

Warrants Outstanding – September 30, 2021	7,106,854	$0.76	4.99 years	$-

Outstanding Exercisable – September 30, 2021	7,106,854	$0.76	5.22 years	$-

r) Impairment of long-lived assets

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the nine months ended September 30, 2021 and 2020.

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

The following table describes the changes in the Company’s asset retirement obligations for the nine months ended September 30, 2021:

Nine months ended September 30, 2021

Asset retirement obligation – beginning	$6,164,231
Oil and gas purchases	-
Revisions	1,800
ARO settlements	(130,228)
Accretion expense	438,225

Asset retirement obligation – ending	$6,474,028

t) Undistributed Revenues and Royalties

The Company records a liability for cash collected from oil and gas sales that have not been distributed. The amounts get distributed in accordance with the working interests of the respective owners.

u) Subsequent events

The Company has evaluated all subsequent events from September 30, 2021 through the date of filing of this report.

Note 5. Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification and geographical cost center for the nine months ended September 30, 2021:

	December 31, 2020	Adjustments	Impairments	September 30, 2021

Proved developed producing oil and gas properties
United States cost center	$81,352,074	$363,833	$-	$81,715,907
Accumulated depreciation, depletion and amortization	(16,648,321)	(4,318,558)	-	(20,966,879)
Proved developed producing oil and gas properties, net	$64,703,753	$(3,954,725)	$-	$60,749,028

Undeveloped and non-producing oil and gas properties
United States cost center	$47,209,269	$310,379	$-	$47,519,648
Accumulated depreciation, depletion and amortization	(9,756,586)	(2,431,837)	-	(12,188,423)
Undeveloped and non-producing oil and gas properties, net	$37,452,683	$(2,121,458)	$-	$35,331,225

Total Oil and Gas Properties, Net	$102,156,436	$(6,076,183)	$-	$96,080,253

Note 6. Intangible Assets

The Company’s intangible asset consists of costs associated with securing in August 2021 an Exclusive Intellectual Property License Agreement with ESG Clean Energy, LLC (“ESG”), pursuant to which the Company received (i) an exclusive license to ESG’s patent rights and know-how related to stationary electric power generation (not in connection with vehicles), including methods to utilize heat and capture carbon dioxide in Canada, and (ii) a non-exclusive license to the intellectual property in up to 25 sites in the United States that are operated by the Company or its affiliates.

In consideration of the licenses, the Company paid an up-front royalty of $1,500,000 and the Company is obligated to make additional royalty payments as follows: (i) an additional $1,500,000 on or before January 31, 2022, which may be paid in whole or in part in the form of Viking’s common stock based on the price of Viking’s common stock on August 18, 2021, at ESG’s election; (ii) an additional $2,000,000 on or before April 20, 2022, which may be paid in whole or in part in the form of Viking’s common stock based on the price of Viking’s common stock on August 18, 2021, at ESG’s election; and (iii) continuing royalties of not more than 15% of the net revenues of Viking generated using the intellectual property, with the continuing royalty percentage to be jointly determined by the parties collaboratively based on the parties’ development of realistic cashflow models resulting from initial projects utilizing the intellectual property, and with the parties utilizing mediation if they cannot jointly agree to the continuing royalty percentage.

Viking’s exclusivity with respect to Canada shall terminate if minimum continuing royalty payments to ESG are not at least equal to the following minimum payments based on the date that ESG first begins capturing carbon dioxide and selling for commercial purposes one or more commodities from a system installed and operated by ESG using the Intellectual Property (the “Trigger Date”):

Years from the Trigger Date:	Minimum Payments for that Year
Year two	$500,000
Year three	$750,000
Year four	$1,250,000
Year five	$1,750,000
Year six	$2,250,000
Year seven	$2,750,000
Year eight	$3,250,000
Year nine and after	$3,250,000

If the continuing royalty percentage is adjusted jointly by the parties downward from the maximum of 15%, then the minimum continuing royalty payments for any given year from the Trigger Date shall also be adjusted downward proportionally.

The Company’s intangible assets consisted of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020

ESG Clean Energy License	$5,000,000	$-
Accumulated amortization	(36,367)	-

	$4,963,633	$-

The Company recognized amortization expense of $36,367 for the three and nine months ended September 30. 2021.

The estimated future amortization expense for each of the next five years is $304,465 per year.

Note 7. Related Party Transactions

The Company’s CEO and director, James Doris, renders professional services to the Company through AGD Advisory Group, Inc., an affiliate of Mr. Doris’s. As of September 30, 2021, the total amount due to AGD Advisory Group, Inc. is $180,000 and is included in accounts payable. Additionally, Mr. Doris has made several loans through promissory notes to the Company, all accruing interest at 12%, and payable on demand. During the nine months ended September 30, 2021, the Company made payments totaling $63,319 toward principal and interest associated with these loans, and Mr. Doris in separate transactions sold $506,000 of his loans to independent third parties. As of September 30, 2021, there are no remaining balances due to Mr. Doris for these loans.

The Company’s CFO, Frank W. Barker, Jr., renders professional services to the Company through FWB Consulting, Inc., an affiliate of Mr. Barker’s. As of September 30, 2021, the total amount due to FWB Consulting, Inc. is $281,968 and is included in accounts payable.

Note 8. Equity

(a) Preferred Stock

The Company is authorized to issue 5,000,000 shares of Preferred Stock, par value $0.001 per share (the “Preferred Stock”), of which 50,000 have been designated as Series C Preferred Stock (the “Series C Preferred Stock”). As of September 30, 2021 there were 28,092 shares of Series C Preferred Stock issued and outstanding. Pursuant to the amended Certification of Designation of the Series C Preferred Stock filed on December 22, 2020, each share of Series C Preferred Stock entitles the holder thereof to 37,500 votes on all matters submitted to the vote of the stockholders of the Company. Notwithstanding, so long as Camber Energy, Inc. owns or is entitled to own at least 51% of the outstanding shares of common stock of the Company and James Doris remains a director and Chief Executive Officer of Camber, each share of Preferred Stock shall not be entitled to any votes on matters submitted to a vote of the stockholders of the Company. Each share of Series C Preferred Stock is convertible, at the option of the holder, at any time after the date of issuance of such share, at the office of the Company or any transfer agent for such stock, into 37,500 shares of fully paid and non-assessable common stock. However, upon any business combination or merger between Camber and Viking such that Camber acquires substantially all of the outstanding common stock or substantially all of Viking’s assets, the Company shall ensure that the Preferred Stock is convertible into the greater of:(i) 25,000,000 common shares of Camber (or a number of preferred shares of Camber convertible into such number of common shares of Camber); or (ii) that number of common shares of Camber that 25,000,000 shares of common stock would be convertible or exchange into in the Combination (or a number of preferred shares of Camber convertible into such number of common shares of Camber).

(b) Common Stock

On January 5, 2021 the Company filed a Certificate of Amendment with the Secretary of State of the State of Nevada to effect a reverse split of our common stock at a ratio of 1-for-9 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each nine (9) pre-split shares of common stock outstanding were automatically combined into one (1) new share of common stock. All share and per shares numbers have been adjusted to reflect the Reverse Stock Split.

During the nine months ended September 30, 2021, the Company issued shares of its common stock as follows:

•	490,689 shares of common stock issued for services valued at fair value on the date of the transactions, totaling $388,662.

•	169,336 shares of common stock issued as discount on debt valued at fair value on the date of the transaction totaling $141,321.

•	16,153,846 shares of common stock issued pursuant to a subscription agreement for $18,900,000 (see Note 1)

•	27,500,000 shares of common stock issued pursuant to a Securities Purchase Agreement for $11,000,000 (see Note 1)

•	2,603,139 shares of common stock issued in settlement of debt and short-term borrowings, valued at fair value on the date of the transaction totaling $3,800,164, and resulting in a loss on financing settlements of $1,847,810.

•	950,000 shares of common stock issued as prepaid equity-based compensation, totaling $1,187,500.

During the nine months ended September 30, 2020, the Company issued shares of its common stock as follows:

•	2,327,712 shares of common stock issued for services valued at fair value on the date of the transactions, totaling $2,986,763

•	47,026 shares of common stock pursuant to the exercise of 703,000 warrants.

•	16,667 shares of common stock issued for exercise of warrants as a reduction of debt valued at fair value on the date of the transaction totaling $15,000.

•	11,007 shares of common stock issued pursuant to a subscription agreement for $7,925.

•	2,261,768 shares of common stock issued as discount on debt valued at fair value on the date of the transaction totaling $2,375,501.

•	84,446 shares of common stock issued for payment of interest, totaling $115,958

•	3,572,870 shares of common stock issued for various debt conversions totaling $4,350,146.

•	2,905,699 shares of common stock issued in settlement of debt and short-term borrowings, valued at fair value on the date of the transaction totaling $4,110,250 and resulting in a loss on financing settlements of $931,894.

Note 9. Long-Term Debt

Long term debt consisted of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020

Long-term debt:

On June 13, 2018, the Company borrowed $12,400,000 pursuant to a revolving line of credit facility with a maximum principal amount of $30,000,000 from Crossfirst Bank, bearing interest 1.5% above a base rate equal to the prime rate of interest published by the Wall Street Journal. Principal is payable at $100,000 monthly through the maturity date of January 5, 2022, at which time all remaining unpaid principal and accrued interest is due. The loan is secured by a mortgage on all of the oil and gas leases of Petrodome Energy, LLC and its subsidiaries, a security agreement covering all of Petrodome Energy, LLC’s assets and a guaranty by Viking Energy Group, Inc. The balance shown is net of unamortized discount of $0 at September 30, 2021 and at December 31, 2020

	5,665,000	6,490,000

On December 28, 2018, to facilitate the acquisition of certain oil and gas assets, the Company, through its subsidiary, Ichor Energy LLC, entered into a Term Loan Credit Agreement with various lenders represented by ABC Funding, LLC as administrative agent. The agreement provided for a total loan amount of $63,592,000, bearing interest at a rate per annum equal to the greater of (i) a floating rate of interest equal to 10% plus LIBOR, and (ii) a fixed rate of interest equal to 12%, payable monthly on the last day of each calendar month, commencing January 31, 2019. Principal payments are made quarterly at 1.25% of the initial loan amount, commencing on the last business day of the fiscal quarter ending June 30, 2019. On June 3, 2020, the Term Loan Credit Agreement was amended to reduce the permitted Asset Coverage Ratio for the fiscal quarters ending March 31, 2020, June 30, 2020 and September 30, 2020 from 1.35:1.00 to 1.15:1.00. Additionally, the First Amendment revises the interest rate under the Term Loan for the period from May 16, 2020 a per annum interest rate (i) if, as of the last day of the immediately preceding fiscal quarter, the Asset Coverage Ratio is less than 1.50:1.00, then the interest rate is the greater of (x) a floating rate of interest equal to 11.00% plus LIBOR, and (y) a fixed rate of interest equal to 13.00%, or (ii) if, as of the last day of the immediately preceding fiscal quarter, the Asset Coverage Ratio is greater than or equal to 1.50:1.00, then the interest rate is the greater of (x) a floating rate of interest equal to 10.50% plus LIBOR and (y) a fixed rate of interest equal to 12.50%. Cash generated from the operation of these assets is restricted to lease operating expenses, the payment of debt service on the Term Loan, approximately $12,000,000 of oil and gas development projects approved by the lender, and distributions to the Company of $65,000 per month for general and administrative expenses, and a quarterly tax distribution at the current statutory rates. Within 30 days of the end of each quarter, commencing with the quarter ended June 30, 2019, Ichor Energy, LLC is required to pay, as an additional principal payment on the debt, any cash in excess of the MLR and the APOD Capex Amount. To the extent not previously paid, all loans under the Loan Agreement shall be due and payable on the December 28, 2023 (the Maturity Date). The loan agreement contains prepayment penalties through December 28, 2021 and “make-whole” obligations through December 28, 2020. In addition, at maturity (or sooner under certain circumstances which include prepayment of the loan or sale of Ichor Energy, LLC) the lenders will receive a payment approximating 7% of the fair value of Ichor Energy, LLC at that time; such amount is not estimable. Obligations under the loan agreement are secured by mortgages on the oil and gas leases of Ichor Energy, LLC and all of its subsidiaries, a security agreement covering all assets of Ichor Energy, LLC, and a pledge by Ichor Holdings of all if the membership interests in Ichor Energy LLC. The balance shown is net of unamortized discount of $1,970,186 at September 30, 2021 and $2,626,915 at December 31, 2020. On October 5, 2021 this debt was transferred to a third party as discussed in Note 2.

	50,467,725	51,400,794

On February14, 2019, the Company executed a promissory note payable to CrossFirst Bank in the amount of $56,760 for the purchase of transportation equipment, bearing interest at 7.15%, payable in 60 installments of $1,130, secured by a vehicle, with a maturity date of February 14, 2024.	29,999	38,397

On July 24, 2019, the Company through its wholly owned subsidiary, Mid-Con Petroleum, LLC, executed a promissory note payable to Cornerstone Bank in the amount of $2,241,758, bearing interest at 6%, payable interest only through July 24, 2021, then on August 24, 2021, payable in monthly installments of $43,438, with a final payment due on a maturity date of July 24, 2025. The note is secured by a first mortgage on all of the assets of Mid-Con Petroleum, LLC and a guarantee of payment by Viking Energy Group, Inc. The balance shown is net of unamortized discount of $18,192 at September 30, 2021 and $21,758 at December 31, 2020.

	2,223,566	2,220,001

On July 24, 2019, the Company through its wholly owned subsidiary, Mid-Con Drilling, LLC, executed a promissory note payable to Cornerstone Bank in the amount of $1,109,341, bearing interest at 6%, payable interest only through July 24, 2021, then on August 24, 2021, payable in monthly installments of $21,495, with a final payment due on a maturity date of July 24, 2025. The note is secured by a first mortgage on all of the assets of Mid-Con Drilling, LLC and a guarantee of payment by Viking Energy Group, Inc. The balance shown is net of unamortized discount of $18,142 at September 30, 2021 and $21,697 at December 31, 2020.

	1,040,537	1,036,982

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

On February 3, 2020, to facilitate the acquisition of certain oil and gas assets, the Company, through one of its subsidiaries, Elysium Energy LLC, entered into a Term Loan Credit Agreement with various lenders represented by 405 Woodbine, LLC as administrative agent. The agreement provides for a total loan amount of $35,000,000 at a 4.0% original issue discount. bearing interest at the prime rate plus seven and three quarters percent (7.75%) payable monthly. Principal payments are due beginning on May 1, 2020, and on each month thereafter at one percent (1%) of the then-outstanding balance, and to the extent not paid on the maturity date of August 3, 2022. Cash generated from the operation of these assets is restricted to lease operating expenses, the payment of debt service on the Term Loan, oil and gas development projects approved by the lender, and a cost allocation of $150,000 per month for general and administrative expenses of the Company. The Borrower shall have the right at any time to prepay all or a portion of the Loan Balance. The loan agreement contains a prepayment penalty of 5% of any voluntary prepayment of principal through February 3, 2021 and 3% of any voluntary prepayment of principal on or between February 3, 2021 and February 3, 2022. Commencing with the quarter ended September 30, 2020 the Borrower is required to make mandatory prepayments of principal equal to 75% of Excess Cash Flow as defined in the agreement without any prepayment penalty fees. The loans are secured by mortgages on the oil and gas leases of Elysium Energy LLC and its subsidiaries, a security agreement covering all assets of Elysium and its subsidiaries, and a pledge of all of Elysium’s membership interests. The balance shown is net of unamortized discount of $1,666,324 at September 30, 2021 and $3,148,104 at December 31, 2020. On October 12, 2021 this debt was transferred to a third party as discussed in Note 2.

	29,065,540	30,493,630

On or about February 18, 2020, the Company commenced an offering of securities consisting of a subordinated, secured, convertible debt instrument with equity features. The notes bear interest at 12%, payable quarterly, contain a conversion entitlement to convert all or a portion of the amount outstanding into common shares of the Company at $1.35 per share, and provide for the issuance of 16,667 common shares of the Company for every $100,000 exchanged or advanced. As security, the holders received, pari passu with all other holders, a pledge of the Company’s membership interest in Elysium Energy Holdings, LLC, and, as soon as the Company’s obligations to EMC Capital Partners, LLC were satisfied, a pledge of the Company’s membership interest in Ichor Energy Holdings, LLC. These security interests were released by the collateral agent at the time of the transfer of the membership interests as described in Note 2. Any unpaid principal and interest are due on the maturity date of February 11, 2022. During September 2021, the Company offered the noteholders an amended conversion price under these notes of $0.75 per share for conversions prior to October 31, 2021; $1.00 per share for conversions prior to November 30, 2021; $1.10 per share for conversions prior to December 31, 2021; $1.20 per share for conversions prior to January 31, 2022; and back to $1.35 for any conversions thereafter. During September 2021, noteholders converted debt aggregating $1,952,354 into 2,603,139 shares of common stock valued at $3,800,164 pursuant to the amended conversion prices. The balance shown is net of unamortized discount of $385,170 as of September 30, 2021 and $1,504,868 as of December 31, 2020.

	4,365,480	4,182,136

On April 18, 2020, the Company entered into an unsecured promissory note with Crossfirst Bank in the principal amount of $149,600 related to the CARES Act Payroll Protection Program. This note is fully guaranteed by the Small Business Administration and may be forgivable provided that certain criteria are met. The interest rate on the loan is 1%, and the note has a two-year maturity. The loan was forgiven on August 23, 2021.	-	149,600

On July 1, 2020 the Company received a loan of $150,000 from the U.S. Small Business Administration. The loan bears interest at 3.75%, and is payable in monthly installments of at $731 monthly beginning 12 months from the date of the note, with the remaining principal and accrued interest due 30 years from the date of the note.	150,000	150,000

Total long-term debt and other short-term borrowings	93,007,847	111,753,164
Less current portion	(41,945,548)	(32,977,368)
	$51,062,299	$78,775,796

Principal maturities of long-term debt for the next five years and thereafter are as follows:

Twelve-month period ended September 30,
	Principal	Unamortized Discount	Net
2022	$44,885,099	$2,939,551	$41,945,548
2023	3,825,075	888,057	2,937,018
2024	46,757,517	222,659	46,534,858
2025	1,456,504	7,747	1,448,757
2026	3,520	-	3,520
Thereafter	138,146	-	138,146

	$97,065,861	$4,058,014	$93,007,847

Loan Covenants

Pursuant to the terms of the Revolving Line of Credit Facility executed on June 13, 2018 with CrossFirst Bank for a maximum principal amount of $30,000,000, the Company is required to provide on a quarterly basis, certain information to the Bank relative to operational performance of the Borrowers, to include internally prepared consolidated financial statements, hedge reports, and a compliance certificate. At September 30, 2021, the Company is in compliance with these loan covenants.

Pursuant to the terms of the Term Loan Credit Agreement executed on December 28, 2018 with various lenders in the initial amount of $63,592,000(and as amended in June 2020), the Company is required to provide, periodically to the lenders, certain information (including restrictive financial ratios) regarding the financial and operational performance of the related assets, accompanied by a compliance certificate. At September 30, 2021, the Company is in compliance with these loan covenants.

Pursuant to the terms of the Term Loan Credit Agreement executed on February 3, 2020 with various lenders in the initial amount of $36,458,333, the Company is required to periodically provide the lenders certain information (including restrictive financial ratios) regarding the financial and operational performance of the related assets, accompanied by a compliance certificate. The Company is in compliance with applicable covenants in the agreement at September 30, 2021 except for a default in meeting the maximum leverage ratio. The Company has classified this debt as a current liability in the accompanying Consolidated Balance Sheets (i) due to this default at September 30, 2021 and (ii) its maturity in August 2022.

Note 10. Other Commitments and Contingencies

Office lease

In April 2018, the Company’s subsidiary, Petrodome Energy, LLC entered into a 66-month lease for 4,147 square feet of office space for the Company’s corporate office in Houston, Texas. The annual base rent commenced at $22.00 per square foot, and escalates at $0.50 per foot each year through expiration of the lease term. Operating lease expense is recognized on a straight-line basis over the lease term. Operating lease expense was $72,288 for the niner months ended September 30, 2021 and 2020.

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

Note 11. Other Subsequent Events

Equity Issuances:

During October 2021, the Company issued 5,495 shares of common stock in exchange for services.

During October 2021, holders of convertible promissory notes aggregating $1,901,750 converted the entire principal amount into 2,535,665 shares of common stock.

During October 2021, a holder of a convertible promissory note in the amount of $75,000 converted $50,000 of the principal into 66,667 shares of common stock.

During October 2021, the Company issued a warrant agreement entitling the holder to purchase up to 200,000 shares of its common stock at a fixed conversion price of $1.00 per share. The warrant agreement has a term of 2 years.

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

PLAN OF OPERATIONS

Company Overview

Viking Energy Group, Inc. (the” Company,” “we,” “us” or “our”) is an energy company, currently targeting opportunities in the following sectors:

(i)	Power Generation & Solutions;

(ii)	Clean Energy; and

(iii)	Natural Resources.

Power Generation & Solutions:

Through its approximately 60.5% majority-owned subsidiary, Simson-Maxwell Ltd. (“Simson-Maxwell”), the Company provides power generation products, services and custom energy solutions to commercial and industrial clients.

Clean Energy:

The Company recently entered into a license agreement with ESG Clean Energy, LLC (“ESG”), to utilize ESG’s patent rights and know-how related to stationary electric power generation and heat and carbon dioxide capture (the “ESG Clean Energy System”). The Company intends to sell, lease, sub-license the ESG Clean Energy System to third parties using, among others, Simson-Maxwell’s existing distribution channels, and the Company may also utilize the ESG Clean Energy System for its own account, whether in connection with its petroleum operations, Simson-Maxwell’s power generation operations, or otherwise.

The Company is also exploring other renewable energy-related opportunities and/or technologies, which are currently generating revenue, or have a reasonable prospect of generating revenue within a reasonable period of time.

Natural Resources:

Through wholly-owned subsidiaries, Viking owns interests in oil and gas properties the Gulf Coast and Mid-Continent regions of the United States, specifically in Texas, Louisiana and Kansas, and the Company sells oil and gas produced from such properties. Within the oil & gas sector, the Company targets assets with existing hydrocarbon production and with realistic appreciation potential.

The following overview provides a background related to various operations and acquisition efforts over the last several years:

Oil & Gas Activity

Previous Acquisitions:

The Company’s previous acquisitions in the oil & gas sector include the following:

•	On December 22, 2017, the Company completed an acquisition of 100% of the membership interests of Petrodome Energy, LLC (“Petrodome”), a privately-owned company, with working interests in multiple oil and gas fields across Texas, Louisiana and Mississippi, comprising approximately 11,700 acres. As a part of this acquisition, the Company retained an operational office and staff in Houston, Texas, which provided the Company the capability of operating many of its own wells internally. This expertise has since been utilized to evaluate potential oil and gas acquisitions, evaluate the management of the Company’s oil and gas assets, and evaluate and develop new drilling prospects.

•	On December 28, 2018, the Company, through its then newly formed Ichor Energy Holdings, LLC subsidiary (“Ichor Energy Holdings”), completed an acquisition of working interests in oil and gas leases in Texas (primarily in Orange and Jefferson Counties) and Louisiana (primarily in Calcasieu Parish), which included 58 producing wells and 31 salt water disposal wells.

•	On May 10, 2019, Petrodome Louisiana Pipeline LLC (“Petrodome LA”), a subsidiary of Petrodome, acquired a majority working interest in 6 gas wells (including 2 producing gas wells), 1 producing oil well and 1 salt water disposal well located in the East Mud Lake Field in Cameron Parish, Louisiana, with leases to mineral rights (oil and gas) concerning approximately 765 acres.

•	On February 3, 2020, the Company, through its then newly formed majority-owned Elysium Energy Holdings, LLC subsidiary (“Elysium Energy Holdings”), acquired interests in oil and gas properties located in Texas and Louisiana, which included leases, working interests, and over-riding royalty interests in oil and gas properties in Texas (approximately 72 wells in 11 counties) and Louisiana (approximately 55 wells in 6 parishes), along with associated equipment.

Disposals of Oil & Gas Properties

On October 5, 2021, the Company transferred all of membership interests of Ichor Energy Holdings to a third party, and the third party assumed all of the rights and obligations associated with such membership interests, including the debt associated with Ichor Energy Holdings.

On October 12, 2021, the Company transferred all of the membership interests of Elysium Energy Holdings to a third party, and the third party assumed all of the rights and obligations associated with such membership interests, including the debt associated with Elysium Energy Holdings.

Other Acquisitions

Simson-Maxwell Acquisition

On August 6, 2021, the Company acquired approximately 60.5% of the issued and outstanding shares of Simson-Maxwell, a Canadian federal corporation. Simson-Maxwell is a leading manufacturer and supplier of industrial engines, power generation products, services and custom energy solutions. The company integrates innovative technology with superior products to contribute to global energy sustainability. Operating for over 80 years, Simson-Maxwell’s diverse group of employees at seven branch locations service over 4,000 maintenance contracts and assist with satisfying the energy and power-solution demands of the company’s entire customer-base.

ESG Clean Energy License

On August 18, 2021, the Company entered into a license agreement with ESG, a Delaware limited liability company, pursuant to which Viking received (i) an exclusive license to ESG Clean Energy’s patent rights and know-how related to stationary electric power generation (not in connection with vehicles), including methods to utilize heat and capture carbon dioxide (the “Intellectual Property”) in Canada, and (ii) a non-exclusive license to the Intellectual Property in up to 25 sites in the United States that are operated by Viking or its affiliates.

The Company intends to sell, lease, sub-license the Intellectual Property to third parties using, among others, Simson-Maxwell’s existing distribution channels, and the Company may also utilize the ESG Clean Energy System for its own account, whether in connection with its petroleum operations, Simson-Maxwell’s power generation operations, or otherwise.

Potential Merger with Camber Energy, Inc.

On February 15, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Camber Energy, Inc. (“Camber” or “Camber Energy”), the majority owner of the Company’s common stock. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, a newly-formed wholly-owned subsidiary of Camber (“Merger Sub”) will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly- owned subsidiary of Camber.

Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share: (i) of common stock, par value $0.001 per share, of the Company (the “Viking Common Stock”) issued and outstanding immediately prior to the Effective Time, other than shares owned by Camber, the Company and Merger Sub, will be converted into the right to receive one share of common stock of Camber; and (ii) of Series C Convertible Preferred Stock of the Company (the “Viking Preferred Stock”) issued and outstanding immediately prior to the Effective Time will be converted into the right to receive one share of Series A Convertible Preferred Stock of Camber (the “Camber Series A Preferred Stock”). Each share of Camber Series A Preferred Stock will convert into 890 shares of common stock of Camber (subject to a beneficial ownership limitation preventing conversion into Camber common stock if the holder would be deemed to beneficially own more than 9.99% of Camber’s common stock), will be treated equally with Camber’s common stock with respect to dividends and liquidation, and will only have voting rights with respect to voting: (a) on a proposal to increase or reduce Camber’s share capital; (b) on a resolution to approve the terms of a buy-back agreement; (c) on a proposal to wind up Camber; (d) on a proposal for the disposal of all or substantially all of Camber’s property, business and undertaking; (f) during the winding-up of Camber; and/or (g) with respect to a proposed merger or consolidation in which Camber is a party or a subsidiary of Camber is a party. Holders of Viking Common Stock and Viking Preferred Stock will have any fractional shares of Camber common stock or preferred stock after the Merger rounded up to the nearest whole share.

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

The Merger Agreement can be terminated (i) at any time with the mutual consent of the parties; (ii) by either Camber or Company if any governmental consent or approval required for closing is not obtained, or any governmental entity issues a final non-appealable order or similar decree preventing the Merger; (iii) by either Company or Camber if the Merger shall not have been consummated on or before August 1, 2021; (iv) by Camber or Company, upon the breach by the other of a term of the Merger, which is not cured within 30 days of the date of written notice thereof by the other; (v) by Camber if Company is unable to obtain the affirmative vote of its stockholders for approval of the Merger; (vi) by Company if Camber is unable to obtain the affirmative vote of its stockholders required pursuant to the terms of the Merger Agreement; and (vii) by Company or Camber if there is a willful breach of the Merger Agreement by the other party thereto.

The Merger deadline of August 1, 2021, has passed, but the Merger Agreement has not been terminated by either party.

Going Concern Qualification

The Company’s consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $27,983,342 for the nine months ended September 30, 2021, as compared to a net loss of $14,275,646 for the nine months ended September 30, 2020. The loss for the nine months ended September 30, 2021 was comprised of, among other things, certain non-cash items, including: (i) stock-based compensation of $470,598; (ii) accretion of asset retirement obligation of $438,225; (iii) depreciation, depletion & amortization of $6,844,553; (iv) amortization of debt discount of $3,406,654; (v) change in fair value of derivatives of $(16,401,270); and (vi) loss on financing settlements of $2,774,341.

As of September 30, 2021, the Company has a stockholders’ deficit of $8,115,975 and total long-term debt of $93,007,847. As of September 30, 2021, the Company has a working capital deficiency of approximately $60,000,000. The largest components of current liabilities creating this working capital deficiency are (i) notes payable with a face value aggregating approximately $4.7 million as of September 30, 2021 due in February of 2022; (ii) a revolving credit facility with a balance of $5,665,000 as of September 30, 2021 due in January of 2022; (iii) a derivative liability of $16,074,519; and (iv) Elysium Energy Holdings’ term loan agreement with a face value of approximately $30.7 million as of September 30, 2021, with a maturity date of August 3, 2022.

As described in Note 2, in October 2021 the Company transferred its interest in each of Ichor Energy Holdings and Elysium Energy Holdings to third parties. As a result, the Company no longer has the assets and liabilities (including debt and derivatives mentioned in the above paragraph) within such entities.

Further, oil and gas price volatility and the impact of the global COVID-19 pandemic have already had and may continue to have a negative impact on the Company’s financial position and results of operations. Negative impacts could include but are not limited to: the Company’s ability to sell its products and services, reduction in the selling price of the Company’s products and services, possible disruption of production as a result of worker illness or mandated production shutdowns, the Company’s ability to maintain compliance with loan covenants and/or refinance existing indebtedness, and access to new capital and financing.

Management believes it will be able to leverage the expertise and relationships of its operational and technical teams to enhance existing assets and identify new development and acquisition opportunities in order to improve operations.

Nonetheless, these conditions raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to utilize the resources in place to generate future profitable operations, to develop additional acquisition opportunities, and to obtain the necessary financing to meet its obligations and repay its liabilities arising from business operations when they come due. Management believes the Company may be able to continue to develop new opportunities and may be able to obtain additional funds through debt and / or equity financings to facilitate its business strategy; however, there is no assurance of additional funding being available. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

RESULTS OF CONTINUING OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the three and nine months ended September 30, 2021 and 2020, should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 25, 2021.

Liquidity and Capital Resources

As of September 30, 2021, and December 31, 2020, the Company had $6,615,870 (of which $3,721,993 is restricted) and $7,839,539 (of which $3,862,756 is restricted) in cash holdings, respectively.

Restricted cash in the amount of $3,721,993 as of September 30, 2021, consists of $2,145,796 held by Ichor Energy, LLC and/or its subsidiaries and $1,576,197 held Elysium Energy, LLC, and/or its subsidiaries.

Pursuant to the Term Loan Credit Agreement to which Ichor Energy LLC and its subsidiaries are parties, following March 31, 2019 the company is required at all times to maintain a minimum cash balance of $2,000,000 (the “MLR”). Within 30 days of the end of each quarter, commencing with the quarter ended June 30, 2019, the company is required to pay the lenders, as an additional principal payment on the debt, any cash in excess of (i) the MLR and (ii) any funds necessary for the capital expenditures contemplated to be expended in the next six-month period by an approved plan of development (“APOD Capex Amount”). At September 30, 2021, the restricted cash did not exceed the MLR and the APOD Capex Amount.

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

Three months ended September 30, 2021 compared to the three months ended September 30, 2020

Revenue

The Company had gross revenues of $9,680,661 for the three months ended September 30, 2021, as compared to $10,149,387 for the three months ended September 30, 2020, reflecting a decrease of 4.6% or $468,726. This decrease in revenue is primarily a result of recovering oil and gas market prices as compared to the sharp decline that occurred in 2020 during the same period, and the increased cost of our hedging contracts.

Expenses

The Company’s operating expenses decreased by $5,342,838 to $9,266,997 for the three-month period ended September 30, 2021, from $14,609,835 in the corresponding prior period. Lease operating costs decreased by $103,102 to $4,888,546 for the three-month period ended September 30, 2021 as compared to $4,991,648 for the three-month period ended September 30, 2020, due to cost saving initiatives being implemented. DD&A expense decreased by $428,224 to $2,181,326 for the three-month period ended September 30,2021 as compared to $2,573,183 for the period ended September 30, 2020 primarily as a result of the impairment charge for the year ended December 31, 2020 decreasing the amortization base used for the calculation. General and administrative expenses reflected an increase of $776,374 to $1,966,519, when compared to $1,190,145 in the corresponding prior period.

Income (Loss) from Operations

The Company generated an income from operations for the three months ended September 30, 2021 of $413,664, when compared to loss from operations of $(4,460,448) for the three months ended September 30, 2020.

Other Income (Expense)

The Company had other expense of $(9,492,979) for the three months ended September 30, 2021, as compared to other expense of $(13,574,359) for the three months ended September 30, 2020. Interest expense decreased by $2,147,465 to $3,180,460 for the three-month period ended September 30, 2021 as compared to $5,327,925 for the three months ended September 30, 2020 due to a reduction in long term debt resulting from the transactions with Camber and EMC Capital Partners, LLC, described in Note 1 to the Company’s consolidated financial statements. As a result of the fluctuating commodities markets, changes in the fair value of our commodity derivatives reflected a loss to the consolidated financial statements of $(3,425,097) for the three-month period ended September 30, 2021 as compared to a loss of $(5,018,338) for the three month-period ended September 30, 2020.

Net Income (Loss)

The Company had a net loss of $(9,079,315) during the three-month period ended September 30, 2021, compared with a net loss of $(17,006,494) for the three-month period ended September 30, 2020, a $7,927,179 difference primarily as a result of the items discussed above.

Nine months ended September 30, 2021 compared to the Nine months ended September 30, 2020

Revenue

The Company had gross revenues of $30,871,373 for the nine months ended September 30, 2021, as compared to $31,487,202 for the nine months ended September 30, 2020. This consistency of revenue when comparing the two periods is primarily a result of the protection provided by the Company’s hedge contracts on oil and gas production as well as recovering oil and gas market prices as compared to the sharp decline that occurred in 2020 during the same period.

Expenses

The Company’s operating expenses decreased by $4,854,611 to $26,904,123 for the nine-month period ended September 30, 2021, from $31,758,734 in the corresponding prior period. Lease operating costs increased by $1,715,654 to $14,863,294 for the nine-month period ended September 30, 2021 as compared to $13,147,640 for the nine-month period ended September 30, 2020, due to additional wells purchased by the Company in February 2020 and increased workover costs associated with underperforming and shut-in wells. DD&A expense decreased by $1,827,040 to $6,844,553 for the nine-month period ended September 30,2021 as compared to $8,671,593 for the period ended September 30, 2020 primarily as a result of the impairment charge for the year ended December 31, 2020 decreasing the amortization base used for the calculation. General and administrative expenses reflected an increase of $895,471 to 4,287,453, when compared to $3,391,982 in the corresponding prior period.

Income (loss) from Operations

The Company generated an income from operations for the nine months ended September 30, 2021 of $3,967,250, when compared to loss from operations of $(271,532) for the nine months ended September 30, 2020.

Other Income (Expense)

The Company had other expense of $31,950,592) for the nine months ended September 30, 2021, as compared to other expense of $(15,187,066) for the nine months ended September 30, 2020. Interest expense decreased by $7,208,705 to $9,612,335 for the nine-month period ended September 30, 2021 as compared to $16,821,040 for the nine months ended September 30, 2020 due to a reduction in long term debt resultant from the transactions with Camber and EMC Capital Partners, LLC, described in Note 1 to the Company’s consolidated financial statements. As a result of the fluctuating commodities markets, changes in the fair value of our commodity derivatives reflected a loss to the consolidated financial statements of $16,401,270 for the nine-month period ended September 30, 2021 as compared to a gain of $8,569,093 for the nine month-period ended September 30, 2020.

Net Income (Loss)

The Company had a net loss of $(27,983,342) during the nine-month period ended September 30, 2021, compared with a net loss of $(14,275,646) for the nine-month period ended September 30, 2020, a $13,707,696 difference primarily as a result of the items discussed above.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Management will continue to monitor and evaluate the effectiveness of the Company's internal controls and procedures and the Company's internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. There were no changes in Internal Control Over Financial Reporting during the quarter ended September 30, 2021.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of commercial operations in the normal course of business. As of September 30, 2021, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of operations.

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

Investing in our securities involves a high degree of risk. You should carefully consider the risk factors described below before deciding whether to purchase any of the securities being registered pursuant to the registration statement of which this prospectus is a part. Each of the risk factors described below could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our securities. The occurrence of any of these risks might cause you to lose all or part of your investment. Moreover, the risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, and results of operations. If any of these risks actually occurs, our business, financial condition and results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Industry and Our Company

Readers should carefully consider the risks and uncertainties described below.

Our failure to successfully address the risks and uncertainties described below would have a material adverse effect on our business, financial condition and/or results of operations, and the trading price of our common stock may decline and investors may lose all or part of their investment. We cannot assure you that we will successfully address these risks or other unknown risks that may affect our business.

As an enterprise engaged oil and gas exploration and production, power generation, and the development of new technology, our business is inherently risky. Our common shares are considered speculative during the development of our business operations. Prospective investors should carefully consider the risk factors set out below.

We need to continue as a going concern if our business is to succeed.

Our independent registered public accounting firm reports on our audited financial statements for the years ended December 31, 2020, and 2019, indicate that there are a number of factors that raise substantial risks about our ability to continue as a going concern. Such factors identified in the report are our recurring losses from operations since inception and our working capital deficiency. If we are not able to continue as a going concern, investors could lose their investments.

If we lose the services of our Chief Executive Officer, our operations could be disrupted, and our business could be harmed.

We rely heavily on the day-to-day involvement of our CEO, James Doris, in managing the Company’s affairs. Mr. Doris is an integral part of all material elements of our existing operations and immediate growth initiatives. We do not have a long-term employment or other agreement with Mr. Doris. If he ceases to be involved with us for any reason, our operations would likely be disrupted, and our business would likely be harmed.

We only own approximately 60.5% of Simson-Maxwell, and other Simson-Maxwell stakeholders are able to exercise some control over its operations.

We do not own 100% of Simson-Maxwell, but rather we own approximately 60.5% of Simson-Maxwell’s issued and outstanding shares. We are a party to a Shareholders’ Agreement regarding the ownership and governance of Simson-Maxwell, and although we are entitled to elect the majority of the directors of Simson-Maxwell, we have to obtain approval from at least one other shareholder of Simson-Maxwell in connection with the following matters:

•

any fundamental change to the corporate structure of the Simson-Maxwell and/or any subsidiary of Simson-Maxwell if such fundamental change is dilutive to the existing shareholders, including without limitation, in respect of each such entity: any amendment, modification, repeal or other variation to its articles, any amendment to its authorized share capital, or any proposal to create, reclassify, re-designate, subdivide, consolidate, or otherwise change any shares (whether issued or unissued) or partnership units, as the case may be;

•	the issuance of any shares in the capital of the Simson-Maxwell and/or any subsidiary of Simson-Maxwell or any securities, warrants, options or rights convertible into, exchangeable for, or carrying the right to subscribe for or purchase, shares in the capital of the Simson-Maxwell and/or any subsidiary of Simson-Maxwell, as the case may be, if such issuance is dilutive to the existing shareholders;

•	the redemption or purchase for cancellation of any shares in the capital of the Simson-Maxwell and/or any subsidiary of Simson-Maxwell, or any other return of capital by the Simson-Maxwell and/or any subsidiary of Simson-Maxwell, other than any purchase of shares in accordance with the Shareholders’ Agreement;

•	the conversion, exchange, reclassification, re-designation, subdivision, consolidation, or other change of or to any shares in the capital of the Simson-Maxwell and/or any subsidiary of Simson-Maxwell if any such action is dilutive to the existing shareholders;

•	the acquisition or commencement of any business other than Simson-Maxwell’s current business or the entering into of any amalgamation, merger, partnership, joint venture, or other combination, or any agreement with respect to any of the foregoing, with any person or business by the Simson-Maxwell and/or any subsidiary of Simson-Maxwell if any such action is dilutive to the existing shareholders;

•	any dissolution, liquidation, or winding-up of the Simson-Maxwell and/or any subsidiary of Simson-Maxwell or other distribution of the assets of the Simson-Maxwell and/or any subsidiary of Simson-Maxwell for the purpose of winding-up its affairs, whether voluntary or involuntary, except where such dissolution, liquidation, or winding-up or other distribution is done voluntarily by the Simson-Maxwell and/or any subsidiary of Simson-Maxwell in order to reorganize its corporate structure, provided that the board of directors of Simson-Maxwel determines (without inquiring into or giving effect to the personal circumstances of any individual shareholder) that the interests of no one shareholder shall be disproportionately adversely affected vis-à-vis the interests of any other shareholder by such reorganization;

•	any declaration or payment of dividends by the Simson-Maxwell or other similar payment or distribution by the Simson-Maxwell to all of the shareholders, except for payment or distribution to all common shareholders or the payment of dividends on any issued preferred shares as required under their terms;

•	any sale, proposed sale, lease, exchange, or other disposition of all or a substantial portion of the property, assets, or business of the Simson-Maxwell and/or any subsidiary of Simson-Maxwell, other than in the ordinary course of business;

•	any provision of any guarantee, indemnity, or other financial support by the Simson-Maxwell and/or any subsidiary of Simson-Maxwell;

•	any transaction not in the ordinary course of business between the Simson-Maxwell and/or any subsidiary of Simson-Maxwell and any person not dealing at arm’s length with the Simson-Maxwell and/or any subsidiary of Simson-Maxwell or any of the shareholders. For the avoidance of doubt, entering into employment agreements with employees, hiring decisions, and compensation arrangements are excluded from this provision; or

•	any change in the registered office of the Simson-Maxwell and/or any subsidiary of Simson-Maxwell.

Profitability & Expansion initiatives at Simson-Maxwell are not guaranteed.

The Company’s majority-owned subsidiary, Simson-Maxwell, provides power generation products, services and custom energy solutions to commercial and industrial clients, primarily in Canada. Simson-Maxwell is not currently operating at a profit and the Company’s objective is to assist Simson-Maxwell with becoming profitable and expanding Simson-Maxwell’s business throughout North America. There can be no assurance either will occur as both initiatives are subject to a number of risks and influences, including several beyond the Company’s control.

The Camber Energy merger may not ever be consummated.

There is no guaranty we will complete the Merger with Camber Energy. If the Merger is not consummated, we intend to up-list directly to a national stock exchange, but there is no guaranty any such up-listing will occur.

As at the date hereof, Camber Energy owns approximately 70% of our outstanding shares of common stock, and as such has significant influence over matters requiring the approval of our stockholders. Further, pursuant to an existing agreement between the Company and Camber Energy, if at any time until July 1, 2022, the Company issues shares of its common stock to one or more persons such that Camber Energy’s percentage ownership of the Company’s issued and outstanding common stock is less than 51%, the Company is obligated to issue additional shares of common stock to Camber Energy to ensure that Camber Energy owns at least 51% of the issued and outstanding common stock of the Company. This adjustment entitlement, which expires on July 1, 2022, may, among other things, limit the Company’s ability to raise capital.

Changes to the management, ownership and/or capitalization of Camber Energy may influence how Camber Energy manages or otherwise deals with its ownership of shares of common stock of the Company. Camber Energy’s interests may not always be aligned with the interests of the Company.

We have guaranteed Camber Energy’s indebtedness to Camber Energy’s senior secured lender, and we have executed security agreements to secure such guaranty. If there is a default under any of the promissory notes issued by Camber Energy in favor of its senior secured lender, we may be forced to pay amounts due to the lender pursuant to those Camber Energy promissory notes, and we may not have sufficient resources on hand to satisfy those obligations.

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

Our operations may require significant expenditures of capital that may not be recovered.

We may require significant expenditures of capital to locate and develop producing properties and to drill new oil and gas wells. In conducting exploration, exploitation and development activities for a particular well, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause our exploration, exploitation, development and production activities to be unsuccessful, potentially resulting in abandonment of the well. This could result in a total loss of our investment. In addition, the cost and timing of drilling, completing and operating wells is difficult to predict.

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

Crude oil, natural gas, condensate and other oil and gas products are generally sold to other oil and gas companies, government agencies and other industries. The availability of ready markets for oil and gas that we might discover and the prices obtained for such oil and gas depend on many factors beyond our control, including:

•	the extent of local production and imports of oil and gas;
•	the proximity and capacity of pipelines and other transportation facilities;
•	fluctuating demand for oil and gas;
•	the marketing of competitive fuels; and
•	the effects of governmental regulation of oil and gas production and sales.

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

Our future financial condition, results of operations and the carrying value of any oil and natural gas interests we acquire will depend primarily upon the prices paid for oil and natural gas production. Oil and natural gas prices historically have been volatile, during calendar 2020 significantly decreased, and likely will continue to be volatile in the future, especially given current world geopolitical conditions. Our cash flows from operations are highly dependent on the prices that we receive for oil and natural gas. This price volatility also affects the amount of our cash flows available for capital expenditures and our ability to borrow money or raise additional capital. The prices for oil and natural gas are subject to a variety of additional factors that are beyond our control. These factors include:

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

These factors as well as the volatility of the energy markets generally make it extremely difficult to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices affect our revenues and could reduce the amount of oil and natural gas that we can produce economically. Accordingly, such declines could have a material adverse effect on our financial condition, results of operations, oil and natural gas reserves and the carrying values of our oil and natural gas properties. If the oil and natural gas industry experiences significant price declines, we may be unable to make planned expenditures, among other things. If this were to happen, we may be forced to abandon or curtail our business operations, which would cause the value of an investment in us to decline in value or become worthless.

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

We may be forced to write-down material portions of our assets if oil prices decline.

The COVID-19 outbreak and other geopolitical conditions in 2020 led to a rapid decline in oil prices. A decline of oil prices in the future and/or a continued period of low oil and gas prices in the future may force us to incur material write-downs of our oil and natural gas properties, which could have a material effect on the value of our properties and cause the value of our securities to decline in value.

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

We face strong competition from larger oil and gas and power companies, which could result in adverse effects on our business.

The petroleum exploration and production and power business is highly competitive. Many of our competitors have substantially larger financial resources, staffs and facilities. Our competitors include numerous major oil and gas exploration and production companies, as well as large power generation and industrial engine manufacturing companies and conglomerates such as General Electric. Additionally, other companies engaged in our line of business may compete with us from time to time in obtaining capital from investors. Competitors include larger companies which, in particular, may have access to greater resources, may be more successful in the recruitment and retention of qualified employees and may conduct their own refining and petroleum marketing operations, which may give them a competitive advantage. Actual or potential competitors may be strengthened through the acquisition of additional assets and interests. Additionally, there are numerous companies focusing their resources on creating fuels and/or materials which serve the same purpose as oil and gas but are manufactured from renewable resources.

Our estimates of the volume of petroleum reserves could have flaws, or such reserves could turn out not to be commercially extractable. as a result, our future revenues and projections could be incorrect.

Estimates of petroleum reserves and of future net revenues prepared by different petroleum engineers may vary substantially depending, in part, on the assumptions made and may be subject to adjustment either up or down in the future. Our actual amounts of production, revenue, taxes, development expenditures, operating expenses, and quantities of recoverable oil and gas reserves may vary substantially from the estimates. Oil and gas reserve estimates are necessarily inexact and involve matters of subjective engineering judgment. In addition, any estimates of our future net revenues and the present value thereof are based on assumptions derived in part from historical price and cost information, which may not reflect current and future values, and/or other assumptions made by us that only represent our best estimates. If these estimates of quantities, prices and costs prove inaccurate, we may be unsuccessful in expanding our oil and gas reserves base with our acquisitions. Additionally, if declines in and instability of oil and gas prices occur, then write downs in the capitalized costs associated with any oil and gas assets we obtain may be required. Because of the nature of the estimates of our reserves and estimates in general, we can provide no assurance that reductions to our estimated proved oil and gas reserves and estimated future net revenues will not be required in the future, and/or that our estimated reserves will be present and/or commercially extractable. If our reserve estimates are incorrect, the value of our common stock could decrease, and we may be forced to write down the capitalized costs of our oil and gas properties.

Our business will suffer if we cannot obtain or maintain necessary licenses.

Our operations will require licenses, permits and in some cases renewals of licenses and permits from various governmental authorities. Our, or our partners’, ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to change in regulations and policies and to the discretion of the applicable governments, among other factors. Our inability to obtain, or our loss of or denial of extension of, any of these licenses or permits could hamper our ability to produce revenues from our operations.

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

We may be affected by global climate change or be legal, regulatory, or market responses to such change.

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

Our oil and gas leases are located in North America, primarily in the Texas and Louisiana region. This lack of geographic diversification may make our holdings more sensitive to economic developments within a regional area, which may result in reduced rates of return or higher rates of default than might be incurred with a company that is more geographically diverse.

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

We have not established an effective system of internal control over our financing reporting, and if we fail to maintain such internal control, we may not be able to accurately report our financial results, and current and potential stockholders may lose confidence in our financial reporting.

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

Any failure to maintain adequate internal controls could adversely impact our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis as required by the SEC, we could face severe consequences from those authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Because of the unique difficulties and uncertainties inherent in technology development, we face a risk of not being able to capitalize on our license of intellectual property from ESG Clean Energy.

Potential investors should be aware of the difficulties normally encountered by companies developing new technology and the high rate of failure of such enterprises. The likelihood of our successful ability to commercialize intellectual property we have licensed from ESG Clean Energy must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the development of new technology with limited personnel and financial means. These potential problems include, but are not limited to, unanticipated technical problems that extend the time and cost of product development, or unanticipated problems with the operation of the licensed technology.

Technology development involves significant time and expense and can be uncertain.

The development of technology associated with our licensed ESG Clean Energy intellectual property will be costly, complex and time-consuming. Any investment into technology development and commercialization often involves a long wait until a return, if any, is achieved on such investment. We plan to make investments in research and development relating to our licensed intellectual property and technology. Investments in new technology and processes are inherently speculative.

Successful technical development of technologies associated with intellectual property licensed from ESG Clean Energy does not guarantee successful commercialization.

We may successfully complete the technical development of technologies associated with intellectual property licensed from ESG Clean Energy, but we may still fail to commercialize that technology at scale or at a cost attractive to the power generation industry. Our success will depend largely on our ability to prove the capabilities and cost-effectiveness of the developed technology. Upon demonstration, the technology may not have the capabilities they were designed to have or that we believed they would have, or they may be more expensive than anticipated. Furthermore, even if we do successfully demonstrate the technology’s capabilities, potential customers may be more comfortable doing business with a larger, more established, more proven company than us. Moreover, competing technologies may prevent us from gaining wide market acceptance of the technology. Significant revenue from new technology investments may not be achieved for a number of years, if at all.

If we fail to protect our intellectual property rights, we could lose our ability to compete in the market.

Our intellectual property and proprietary rights are important to our ability to remain competitive and for the success of our products and our business. Our intellectual property rights may be challenged, invalidated or circumvented by third parties. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by employees or competitors. Furthermore, our competitors may independently develop technologies and products that are substantially equivalent or superior to our technologies and/or products, which could result in decreased revenues. Moreover, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Litigation may be necessary to enforce our intellectual property rights which could result in substantial costs to us and substantial diversion of management attention. If we do not adequately protect our intellectual property, our competitors could use it to enhance their products. Our inability to adequately protect our intellectual property rights could adversely affect our business and financial condition, and the value of our brand and other intangible assets.

Other companies may claim that we infringe their intellectual property, which could materially increase our costs and harm our ability to generate future revenue and profit.

We do not believe that we infringe the proprietary rights of any third party, but claims of infringement are becoming increasingly common, and third parties may assert infringement claims against us. It may be difficult or impossible to identify, prior to receipt of notice from a third party, the trade secrets, patent position or other intellectual property rights of a third party, either in the United States or in foreign jurisdictions. Any such assertion may result in litigation or may require us to obtain a license for the intellectual property rights of third parties. If we are required to obtain licenses to use any third-party technology, we would have to pay royalties, which may significantly reduce any profit on our products. In addition, any such litigation could be expensive and disruptive to our ability to generate revenue or enter into new market opportunities. If any of our products were found to infringe other parties’ proprietary rights and we are unable to come to terms regarding a license with such parties, we may be forced to modify our products to make them non-infringing or to cease production of such products altogether.

Renewable energy investments may be linked to government subsidies.

Profitability of any investments we make in renewable and/or clean energy opportunities may depend on the availability of government subsidies, tax credits or other types of incentives, and there is no guaranty such subsidies, tax credits or incentives will be available in the future.

Risks Related to Our Securities

An investment in our securities is extremely speculative, and there can be no assurance of any return on the investment.

An investment in our securities is extremely speculative, and there is no assurance that investors will obtain any return on their investment. Investors will be subject to substantial risks, including the risk of losing their entire investment in our securities. For example, the market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market and other factors, many of which we have little or no control over. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

Because the Company is a “smaller reporting company,” we may take advantage of certain scaled disclosures available to us, resulting in holders of our securities receiving less Company information than they would receive from a public company that is not a smaller reporting company.

We are a “smaller reporting company” as defined in the Exchange Act. As a smaller reporting company, we may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter. To the extent we take advantage of any reduced disclosure obligations, it may make it harder for investors to analyze the Company’s results of operations and financial prospectus in comparison with other public companies.

To fund its operations, the Company may conduct further securities offerings in the future, in which case our common stock will be diluted.

To fund its business operations, the Company anticipates continuing to rely on sales of its securities, which may include common stock, preferred stock, convertible debt and/or warrants convertible or exercisable into shares of common stock. Common stock may be issued in return for additional funds or upon conversion or exercise of outstanding convertible debentures or warrants. If additional common stock is issued, the price per share of the common stock could be lower than the price paid by existing holders of common stock, and the percentage interest in the Company of those shareholders will be lower. This result is referred to as “dilution,” which could result in a reduction in the per share value of your shares of common stock. The Company’s failure or inability to raise capital when needed or on terms acceptable to the Company and our shareholders could have a material adverse effect on the Company’s business, financial condition and results of operations and would also have a negative adverse effect on the price of our common stock.

The Company may utilize debt financing to fund its operations.

If the Company undertakes debt financing to fund its operations, the financing may involve significant restrictive covenants. In addition, there can be no assurance that such financing will be available on terms satisfactory to the Company, if at all. The Company’s failure or inability to obtain financing when needed or on terms acceptable to the Company and our shareholders could have a material adverse effect on the Company’s business, financial condition and results of operations and would also have a negative adverse effect on the price of our common stock.

The trading price of our common stock may fluctuate significantly.

Volatility in the trading price of shares of our common stock may prevent shareholders from being able to sell shares of common stock at prices equal to or greater than their purchase price. The trading price of our common stock could fluctuate significantly for various reasons, including:

•	our operating and financial performance and prospects;
•	our quarterly or annual earning or those of other companies in the same industry;
•	sales of our common stock by management of the Company;
•	public reaction to our press releases, public announcements and filing with the SEC;
•	changes in earnings estimates or recommendations by research analysts who track the Company’s common stock or the stock of other companies in the same industry;
•	strategic actions by us or our competitors;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•	changes in accounting standards, policies, guidance, interpretations or principles; and
•	changes in general economic conditions in the U.S. and in global economies and financial markets, including changes resulting from war or terrorist incidents.

In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has had a substantial impact on the trading price of securities issued by many companies. The changes frequently occur irrespective of the operating performance of the affected companies. As a result, the trading price of our common stock could fluctuate based upon factors that have little or nothing to do with our business.

Because we are a small company with a limited operating history, holders of common stock may find it difficult to sell their stock in the public markets.

The number of persons interested in purchasing our common stock at any given time may be relatively small. This situation is attributable to a number of factors. One factor is that we are a small company that is still relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume. Another factor is that, even if the Company came to the attention of these persons, they tend to be risk-averse and would likely be reluctant to follow an unproven company such as ours. Furthermore, many brokerage firms may not be willing to effect transactions in our securities, including our common stock. As a consequence, there may be periods when trading activity in our common stock is minimal or even non-existent, as compared to trading activity in the securities of a seasoned issuer with a large and steady volume of trading activity. We cannot give you any assurance that an active public trading market for our common stock or other securities will develop or be sustained, or that, if developed, the trading levels will be sustained.

Our shares of common stock are subject to the SEC’s “penny stock” rules that limit trading activity in the market, which may make it more difficult for holders of common stock to sell their shares.

Penny stocks are generally defined as equity securities with a price of less than $5.00. Because our common stock trades at less than $5.00 per share, we are subject to the SEC’s penny stock rules that require a broker-dealer to deliver extensive disclosure to its customers before executing trades in penny stocks not otherwise exempt from the rules. The broker-dealer must also provide its customers with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, and provide monthly account statements showing the market value of each penny stock held by the customer. Under the penny stock regulations, unless the broker-dealer is otherwise exempt, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction before the sale. As a general rule, an individual with a net worth over $1,000,000 or an annual income over $200,000 individually or $300,000 together with his or her spouse, is considered an accredited investor. The additional burdens from the penny stock requirements may deter broker-dealers from effecting transactions in our securities, which could limit the liquidity and market price of shares of our common stock. These disclosure requirements may reduce the trading activity of our common stock, which may make it more difficult for shareholders of our common stock to resell their securities.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted Rule 2111 that requires a broker-dealer to have reasonable grounds for believing that an investment is suitable for a customer before recommending the investment. Before recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell shares of common stock and may have an adverse effect on the market for our securities.

The Company does not anticipate paying dividends in the future.

We have never declared or paid any cash dividends on our common stock. Our current policy is to retain earnings to reinvest in our business. Therefore, we do not anticipate paying cash dividends in the foreseeable future. The Company’s dividend policy will be reviewed from time to time by the Board of Directors in the context of its earnings, financial condition and other relevant factors. Until the Company pays dividends, which it may never do, the holders of shares of common stock will not receive a return on those shares unless they are able to sell those shares at the desired price, if at all, of which there can be no assurance. In addition, there is no guarantee that our common stock will appreciate in value or even maintain the price at which holders purchased their common stock.

We will continue to incur significant costs to ensure compliance with United States securities and corporate governance and accounting requirements.

We will continue to incur significant costs associated with our public company reporting requirements, including costs associated with applicable securities and corporate governance requirements, such as those required by the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002, and with other rules issued or implemented by the SEC. We expect all of these applicable rules and regulations will result in significant legal and financial compliance costs and to make some activities more time consuming and costly. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2021, the Company issued unregistered equity securities as described below:

On July 20, 2021, the Company issued 15,772 shares of the Company’s common stock to a consultant for $10,000 of consulting services rendered to the Company.

On July 29, 2021, the Company issued 27,500,000 shares of the Company’s common stock to Camber Energy, Inc. pursuant to a subscription agreement for $11,000,000.

On September 16, 2021, the Company issued 23,041 shares of the Company’s common stock to a consultant for $10,000 of consulting services rendered to the Company.

On September 21, 2021, the Company issued 23,809 shares of the Company’s common stock to a consultant for $10,000 of consulting services rendered to the Company.

The issuances of the foregoing securities were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation and the transactions with the shareholders did not involve a public offering.

On September 21, 2021, the Company issued 13,500 shares of the Company’s common stock with a fair value of $13,635 to a third-party investor pursuant to a conversion of debt in the amount of $10,125.

On September 22, 2021, the Company issued 169,334 shares of the Company’s common stock with a fair value of $169,334 to a third-party investor pursuant to a conversion of debt in the amount of $127,000.

On September 24, 2021, the Company issued 378,000 shares of the Company’s common stock with a fair value of $502,740 to a third-party investor pursuant to a conversion of debt in the amount of $283,500.

On September 23, 2021, the Company issued 200,000 shares of the Company’s common stock with a fair value of $250,000 to a third-party investor pursuant to a conversion of debt in the amount of $150,000.

On September 23, 2021, the Company issued 133,333 shares of the Company’s common stock with a fair value of $166,666 to a third-party investor pursuant to a conversion of debt in the amount of $100,000.

On September 23, 2021, the Company issued 54,000 shares of the Company’s common stock with a fair value of $67,500 to a third-party investor pursuant to a conversion of debt in the amount of $40,500.

On September 23, 2021, the Company issued 13,333 shares of the Company’s common stock with a fair value of $16,666 to a third-party investor pursuant to a conversion of debt in the amount of $10,000.

On September 23, 2021, the Company issued 66,667 shares of the Company’s common stock with a fair value of $83,334 to a third-party investor pursuant to a conversion of debt in the amount of $50,000.

On September 23, 2021, the Company issued 16,000 shares of the Company’s common stock with a fair value of $20,000 to a third-party investor pursuant to a conversion of debt in the amount of $12,000.

On September 23, 2021, the Company issued 57,639 shares of the Company’s common stock with a fair value of $72,049 to a third-party investor pursuant to a conversion of debt in the amount of $43,229.

On September 24, 2021, the Company issued 8,000 shares of the Company’s common stock with a fair value of $10,640 to a third-party investor pursuant to a conversion of debt in the amount of $6,000.

On September 25, 2021, the Company issued 133,333 shares of the Company’s common stock with a fair value of $177,333 to a third-party investor pursuant to a conversion of debt in the amount of $100,000.

On September 25, 2021, the Company issued 133,333 shares of the Company’s common stock with a fair value of $177,333 to a third-party investor pursuant to a conversion of debt in the amount of $100,000.

On September 25, 2021, the Company issued 133,333 shares of the Company’s common stock with a fair value of $177,333 to a third-party investor pursuant to a conversion of debt in the amount of $100,000.

On September 25, 2021, the Company issued 200,000 shares of the Company’s common stock with a fair value of $266,000 to a third-party investor pursuant to a conversion of debt in the amount of $150,000.

On September 25, 2021, the Company issued 266,667 shares of the Company’s common stock with a fair value of $354,667 to a third-party investor pursuant to a conversion of debt in the amount of $200,000.

On September 27, 2021, the Company issued 266,667 shares of the Company’s common stock with a fair value of $397,334 to a third-party investor pursuant to a conversion of debt in the amount of $200,000.

On September 29, 2021, the Company issued 100,000 shares of the Company’s common stock with a fair value of $246,000 to a third-party investor pursuant to a conversion of debt in the amount of $75,000.

On September 29, 2021, the Company issued 20,000 shares of the Company’s common stock with a fair value of $49,200 to a third-party investor pursuant to a conversion of debt in the amount of $15,000.

On September 29, 2021, the Company issued 40,000 shares of the Company’s common stock with a fair value of $98,400 to a third-party investor pursuant to a conversion of debt in the amount of $30,000.

On September 30, 2021, the Company issued 66,667 shares of the Company’s common stock with a fair value of $161,334 to a third-party investor pursuant to a conversion of debt in the amount of $50,000.

On September 30, 2021, the Company issued 133,333 shares of the Company’s common stock with a fair value of $322,666 to a third-party investor pursuant to a conversion of debt in the amount of $100,000.

The issuances of the foregoing securities were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation and the transactions with the shareholders did not involve a public offering, as well as Section 3(a)(9) of the Securities Act of 1933, as amended, as the shares were issued in exchange for debt securities held by the shareholders, there was no additional consideration for the exchanges, and there was no remuneration for the solicitation of the exchanges.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On October 18, 2021, the Company’s shareholders agreement with the other shareholders of Simson-Maxwell was amended to (i) increase the number of Simson-Maxwell directors the Company can nominate from two to three (of five total directors), and (ii) reduce the number of and revise the types of events requiring 66.67% supermajority approval of Simson-Maxwell’s shareholders as follows:

(a) eliminate the supermajority approval requirement for the following events; material business changes; material operating budget changes including capital expenditure plans; changes to dividend policies; the creation of subsidiaries; payment of bonuses, profit sharing, retirement allowances or similar distributions to officers, directors or employees; hiring or dismissing certain officers; capital expenditures in excess of $250,000; borrowing transactions; granting security interests; and changing auditors or accountants;

(b) revise the supermajority approval requirement for the following events to only require supermajority approval if such events are dilutive to the shareholders: fundamental changes to the company’s corporate structure; issuing shares of stock or other securities exchangeable for stock; converting or exchanging existing shares for other shares; and acquiring a new business or entering into a merger or other combination;

(c) revise the supermajority approval requirement in connection with the declaration or payment of dividends to clarify that dividends to all common shareholders or issued preferred shares would not require supermajority approval, but other dividends to all shareholders would require supermajority approval; and

(d) eliminate the additional requirement that Simmax Corp. consent to fundamental changes to the company’s structure; issuing shares of stock or other securities exchangeable for stock; the redemption of stock; or converting or exchanging existing shares for other shares.

The foregoing description of the amendment to the shareholders agreement does not purport to be complete and is subject to, and qualified by, the full text of the amendment, which is filed as Exhibit 10.32 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

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

60

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

61

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

10.32*	First Amendment to Unanimous Shareholders Agreement, by and between Viking Energy Group, Inc., Simmax Corp., Remora EQ LP and Simson-Maxwell Ltd., dated October 18, 2021

10.33

Exclusive Intellectual Property License Agreement between ESG Clean Energy, LLC and Viking Energy Group, Inc., dated August 18, 2021 (incorporated by reference to our Current Report on Form 8-K filed on August 23, 2021)

10.34

Assignment of Membership Interests, by and between Viking Energy Group, Inc. and TO Ichor 2021, L.L.C., dated October 5, 2021 (incorporated by reference to our Current Report on Form 8-K filed on October 12, 2021)

10.35

Assignment of Membership Interests, by and between Viking Energy Group, Inc. and Elysium 2021, L.L.C., dated October 12, 2021 (incorporated by reference to our Current Report on Form 8-K filed on October 18, 2021)

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

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

62

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIKING ENERGY GROUP, INC. (Registrant)

/s/ James Doris	Date: November 15, 2021
Principal Executive Officer

/s/ Frank W. Barker, Jr.	Date: November 15, 2021
Principal Financial and Accounting Officer

63