Form 10-Q/A
period 2021-09-30
VIKING ENERGY GROUP, INC.
filed 2022-04-15
CIK 1102432

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

 EXPLANATORY NOTE - RESTATEMENT OF CERTAIN FINANCIAL INFORMATION PERTAINING TO DEEMED DIVIDENDS

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) amends the quarterly report of Viking Energy Group, Inc. (the “Company”) for the quarterly period ended September 30, 2021, as filed with the United States Securities and Exchange Commission (the “SEC”) on November 15, 2021 (the “Original 10-Q”), to restate the financial statements for the three and nine months ended September 30, 2020.

On August 31, 2020, the Company filed an amended Certificate of Designation (the “August Amendment”) regarding the rights associated with Viking’s shares of Series C Preferred Stock (the “Preferred Shares”) in connection with an Agreement and Plan of Merger (the “2020 Merger Agreement”) in effect at the time between the Company and Camber Energy, Inc. (“Camber”).  The August Amendment modified the conversion and voting entitlements associated with the Preferred Shares in anticipation of a full combination between Viking and Camber.

The modification of preferred stock rights that includes adding a substantive conversion option requires the modification to be treated as a redemption of the preferred shares and any difference between the fair value of the modified preferred shares and the carrying amount of the preferred shares be subtracted (or added) to net income to arrive at income available to common shareholders in accordance with FASB ASC 260-10-S99-2.  Consequently, we have recognized a deemed dividend in determining net income or loss attributable to common shareholders as reported in the Statement of Operations and utilized in computing earnings or loss per common share for the three and nine months ended September 30, 2020. The deemed dividend has no impact on the Company’s (i) balance sheet, (ii) reported revenues and expenses, and (iii) statement of cash flows.

The Company is amending the Original 10-Q to recognize the fair value of the deemed dividend in the amount of $14,546,677 for the three and nine months ended September 30, 2020; such deemed dividend had not been previously recognized.  This restatement has no impact on financial position and results of operations for the three and nine months ended September 30, 2021.

Except as described above and in note 4 to the accompanying consolidated financial statements and in “Item 4.  Controls and Procedures,” no other information included in the Original 10-Q is being amended or updated by this Amendment, and this Amendment does not purport to reflect any information or events subsequent to the Original 10-Q. This Amendment continues to describe the conditions as of the date of the Original 10-Q, and, except as expressly described herein, the Company has not updated, modified or supplemented the disclosures contained in the Original 10-Q. Accordingly, this Amendment should be read in conjunction with the Original 10-Q, the 10-Q for the quarterly period ended September 30, 2020, and with the Company’s filings with the SEC subsequent to the Original 10-Q.

VIKING ENERGY GROUP, INC.

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIKING ENERGY GROUP, INC. (A Majority Owned Subsidiary of Camber Energy, Inc.) Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash	$2,893,877	$3,976,783
Restricted cash	3,721,993	3,862,756
Accounts receivable - oil and gas - net	7,708,223	4,050,631
Prepaid expenses	1,135,445	-
Total current assets	15,459,538	11,890,170

Oil and gas properties, full cost method
Proved developed producing oil and gas properties, net	60,749,028	64,703,753
Proved undeveloped and non-producing oil and gas properties, net	35,331,225	37,452,683
Total oil and gas properties, net	96,080,253	102,156,436

Fixed assets, net	319,368	433,168
Derivative asset	-	1,220,209
Investment in unconsolidated entity	8,005,931	-
ESG Clean Energy license, net	4,963,633	-
Deposits	57,896	57,896
TOTAL ASSETS	$124,886,619	$115,757,879

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,490,898	$4,475,519
Accrued expenses and other current liabilities	3,933,036	3,857,655
Undistributed revenues and royalties	5,836,958	4,115,462
Derivative liability	16,074,519	893,458
Due to director	-	559,122
Current portion of long-term debt and other short-term borrowings - net of debt discount	41,945,548	32,977,368
Total current liabilities	75,280,959	46,878,584
Long term debt - net of current portion and debt discount	51,062,299	78,775,796
Operating lease liability	185,308	241,431
Asset retirement obligation	6,474,028	6,164,231
TOTAL LIABILITIES	133,002,594	132,060,042

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 28,092 shares issued and outstanding as of September 30, 2021 and December 31, 2020	28	28
Common stock, $0.001 par value, 500,000,000 shares authorized,
99,363,736 and 51,494,956 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.	99,363	51,495
Additional paid-in capital	112,042,473	75,920,811
Accumulated deficit	(120,257,839)	(92,274,497)
TOTAL STOCKHOLDERS’ DEFICIT	(8,115,975)	(16,302,163)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$124,886,619	$115,757,879

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. (A Majority Owned Subsidiary of Camber Energy, Inc.) Consolidated Statements of Operations (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
		(restated)		(restated)
Revenue
Oil and gas sales	$9,680,661	$10,149,387	$30,871,373	$31,487,202

Operating expenses
Lease operating costs	4,888,546	4,991,648	14,863,294	13,147,640
General and administrative	1,966,519	1,190,145	4,287,453	3,391,982
Stock based compensation	82,055	3,235,200	470,598	3,686,582
Depreciation, depletion and amortization	2,181,326	2,573,183	6,844,553	8,671,593
Impairment of oil and gas properties	-	2,500,000	-	2,500,000
Accretion - ARO	148,551	119,659	438,225	360,937
Total operating expenses	9,266,997	14,609,835	26,904,123	31,758,734

Income from operations	413,664	(4,460,448)	3,967,250	(271,532)

Other income (expense)
Interest expense	(3,180,460)	(5,327,925)	(9,612,335)	(16,821,040)
Amortization of debt discount	(1,261,618)	(3,228,124)	(3,406,654)	(6,005,728
Change in fair value of derivatives	(3,425,097)	(5,018,338)	(16,401,270)	8,569,093
Equity in earnings of unconsolidated entity	47,772	-	47,772	-
Loss on financing settlements	(1,847,810)	-	(2,774,341)	(931,894)
Interest and other income	174,234	28	196,236	2,503
Total other income (expense)	(9,492,979)	(13,574,359)	(31,950,592)	(15,187,066)

Net income (loss) before income taxes	(9,079,315)	(18,034,807)	(27,983,342)	(15,458,598)
Income tax benefit (expense)		-	-	-
Net income (loss)	(9,079,315)	(18,034,807)	(27,983,342)	(15,458,598)
Net (income) loss attributable to noncontrolling interest	-	1,028,313	-	1,182,952
Net income (loss) attributable to Viking Energy Group, Inc.	(9,079,315)	(17,006,494)	(27,983,342)	(14,275,646)
Preferred stock deemed dividend	-	(14,546,677)	-	(14,546,677)
Net income (loss) attributable to common stockholders	$(9,079,315)	$(31,553,171)	$(27,983,342)	$(28,822,323)
Earnings (loss) per common share
Basic and Diluted	$(0.10)	$(1.39)	$(0.38)	$(1.68)
Weighted average number of common shares outstanding
Basic and Diluted	87,741,024	22,649,319	74,222,359	17,164,033

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. (A Majority Owned Subsidiary of Camber Energy, Inc.) Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2021	2020

Cash flows from operating activities:
Net income (loss)	$(27,983,342)	$(15,458,598)
Adjustments to reconcile net loss to cash provided by operating activities:
Change in fair value of derivative liability	16,401,270	(8,569,093)
Stock based compensation	470,598	3,686,582
Depreciation, depletion and amortization	6,844,553	8,671,593
Amortization of operational right-of-use assets	(113)	1,442
Accretion - asset retirement obligation	438,225	360,937
Impairment of oil and gas properties	-	2,500,000
Amortization of debt discount	3,406,654	6,005,728
Loss on debt settlement	2,774,341	931,894
Stock based interest expense	-	2,178,356
PPP loan forgiveness	(149,600)	-
Equity in earnings of unconsolidated entity	(47,772)	-
Changes in operating assets and liabilities
Accounts receivable	(3,657,592)	(942,632)
Prepaid expenses and other assets	-	86,214
Accounts payable	3,015,379	(1,440,401)
Accrued expenses and other current liabilities	(313,058)	2,058,495
Undistributed revenues and royalties	1,721,496	1,168,312
Net cash provided by operating activities	2,921,039	1,238,829

Cash flows from investing activities:
Investment in and acquisition of oil and gas properties	(1,709,253)	(1,527,473)
Acquisition of fixed assets	-	(34,075)
Payments for ESG Clean Energy license	(1,500,000)	-
Investment in unconsolidated entity	(7,958,159)	-
Proceeds from sale of oil and gas properties	906,613	84,816
Net cash used in investing activities	(10,260,799)	(1476,732)

Cash flows from financing activities:
Proceeds from long-term debt	510,000	11,467,688
Repayment of long-term debt	(5,333,066)	(10,946,169)
Proceeds from sale of stock to Camber Energy, Inc.	11,000,000	-
Proceeds from sale of stock	-	7,925
Proceeds from exercise of warrants	-	38,000
Repayment of amount due director	(60,843)	(16,993)
Net cash provided by financing activities	6,116,091	550,451

Net decrease in cash	(1,223,669)	312,548
Cash and Restricted Cash, beginning of period	7,839,539	5,638,724

Cash and Restricted Cash, end of period	$6,615,870	$5,951,272
Supplemental Cash Flow Information:
Cash paid for:
Interest	$9,755,850	$12,683,119
Income taxes	$-	$-

Supplemental disclosure of Non-Cash Investing and Financing Activities:
Recognition of asset retirement obligation	$-	$1,514,328
Equity in earnings of unconsolidated entity	$47,772	$-
Amortization of right-of-use asset and lease liability	$36,872	$49,331
Issuance of shares as payment of interest on debt	$-	$115,958
Issuance of shares for services	$388,662	$2,986,763
Issuance of warrants for services	$29,881	$699,819
Issuance of warrants as discount on debt	$-	$183,214
Issuance of warrant shares as reduction of debt	$-	$15,000
Issuance of shares in debt conversion	$3,800,164	$4,350,146
Issuance of shares as discount on debt	$141,321	$2,375,501
Private placement debt exchanged for new private placement debt	$-	$6,839,345
Purchase of working interest through new debt	$-	$29,496,356
Recognition of beneficial conversion feature as discount on debt	$-	$1,929,978
Accrued interest rolled into new private placement	$-	$141,985
Issuance of shares as reduction of debt and accrued expenses	$-	$4,110,250
Issuance of shares to parent for reduction of debt and accrued expenses	$18,900,000	$-
Issuance of shares for prepaid services	$1,187,500	$-
PPP loan forgiveness	$149,600	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. (A Majority Owned Subsidiary of Camber Energy, Inc.) Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the nine months ended September 30, 2021

						Retained
	Preferred Stock		Common Stock		Additional Paid-in	Earnings (Accumulated	Noncontrolling	Total Stockholders'
	Number	Amount	Number	Amount	Capital	Deficit)	Interest	Equity

Balances at December 31, 2020	28,092	$28	51,494,956	$51,495	$75,920,811	$(92,274,497)	$-	$(16,302,163)

Rounding due to reverse split			1,770	2				2
Shares issued for services			490,689	490	388,172			388,662
Shares issued as debt discount			169,336	169	141,152			141,321
Warrants issued for services					29,881			29,881
Shares issued to parent for reduction of debt and accrued expenses			16,153,846	16,154	19,605,846			19,622,000
Shares issued for sale of stock to Camber Energy, Inc.			27,500,000	27,500	10,972,500			11,000,000
Shares issued in conversion of debt			2,603,139	2,603	3,797,561			3,800,164
Shares issued for prepaid services			950,000	950	1,186,550			1,187,500
Net loss						(27,983,342)		(27,983,342)

Balances at September 30, 2021	28,092	$28	99,363,736	$99,363	$112,042,473	$(120,257,839)	$-	$(8,115,975)

For the nine months ended September 30, 2020

						Retained
	Preferred Stock		Common Stock		Additional Paid-in	Earnings (Accumulated	Noncontrolling	Total Stockholders'
	Number	Amount	Number	Amount	Capital	Deficit)	Interest	Equity

Balances at December 31, 2019	28,092	$28	13,799,812	$13,800	$38,935,790	$(30,282,763)	$-	$8,666,855

Shares issued for services			2,327,712	2,327	2,984,436			2,986,763
Warrant exercise			47,026	47	37,953			38,000
Warrants issued for services					699,819			699,819
Warrants exercised to reduce debt			16,667	17	14,983			15,000
Warrants issued as debt discount					183,214			183,214
Shares issued for sale of stock			11,007	11	7,914			7,925
Shares issued as debt discount			2,261,768	2,262	2,373,239			2,375,501
Shares issued for interest payments			84,446	84	115,874			115,958
Shares issued in conversion of debt			3,572,870	3,573	4,346,573			4,350,146
Beneficial conversion features as debt discount					1,929,978			1,929,978
Shares issued as payment on debt			2,905,699	2,906	4,107,344			4,110,250
Net income						(14,275,646)	(1,182,952)	(15,458,598)

Balances at September 30, 2020	28,092	$28	25,027,007	$25,027	$55,737,117	$(44,558,409)	$(1,182,952)	$10,020,811

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

Note 2. Company Overview and Operations

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

Note 3. Going Concern

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

Note 4. Restatement of previously issued financial statements

On August 31, 2020, the Company filed an amended Certificate of Designation (the “August Amendment”) regarding the rights associated with Viking’s shares of Series C Preferred Stock (the “Preferred Shares”) in connection with an Agreement and Plan of Merger (the “2020 Merger Agreement”) in effect at the time between the Company and Camber Energy, Inc. (“Camber”).  The August Amendment modified the conversion and voting entitlements associated with the Preferred Shares in anticipation of a full combination between Viking and Camber. The voting entitlements were reduced from 37,500 votes per share to 4,900 votes per share, and the conversion entitlements were increased from 1 share of common for 1 share of preferred to 4,900 shares of common for 1 share of preferred, increasing the number of common shares issuable upon conversion from 28,092 to 137,650,800.  The conversion ratio was modified to give value to the holder in exchange for ceding voting control of Viking.

The modification of preferred stock rights that includes adding a substantive conversion option requires the modification to be treated as a redemption of the preferred shares and any difference between the fair value of the modified preferred shares and the carrying amount of the preferred shares be subtracted (or added) to net income to arrive at income available to common shareholders in accordance with ASC 260-10-S99-2.  Consequently, the Company has recognized a deemed dividend in determining net income or loss attributable to common shareholders as reported in the Statement of Operations and utilized in computing earnings or loss per common share for the three and nine months ended September 30, 2020. The recognition of the deemed dividend had no impact on the Company’s (i) balance sheet, (ii) reported revenues and expenses, and (iii) statement of cash flows.

The Company is restating the Statement of Operations for the three and nine months ended September 30, 2020 to recognize the fair value of the deemed dividend in the amount of $14,546,677.

The table below sets forth changes to the statement of operations for the three months ended September 30, 2020:

For the Three Months Ended September 30, 2020	As previously reported	Adjustments	Restated

Revenue
Oil and gas sales	$10,149,387	$-	$10,149,387

Operating expenses
Lease operating costs	4,991,648		4,991,648
General and administrative	1,190,145		1,190,145
Stock based compensation	3,235,200		3,235,200
Depreciation, depletion and amortization	2,573,183		2,573,183
Impairment of oil and gas properties	2,500,000		2,500,000
Accretion - ARO	119,659		119,659
Total operating expenses	14,609,835		14,609,835

Income from operations	(4,460,448)		(4,460,448)

Other income (expense)
Interest expense	(5,327,925)		(5,327,925)
Amortization of debt discount	(3,228,124)		(3,228,124)
Change in fair value of derivatives	(5,018,338)		(5,018,338)
Equity in earnings of unconsolidated entity	-		-
Loss on financing settlements	-		-
Interest and other income	28		28
Total other income (expense)	(13,574,359)		(13,574,359)

Net income (loss) before income taxes	(18,034,807)		(18,034,807)
Income tax benefit (expense)	-		-
Net income (loss)	(18,034,807)		(18,034,807)
Net (income) loss attributable to noncontrolling interest	1,028,313		1,028,313
Net income (loss) attributable to Viking Energy Group, Inc.	(17,006,494)		(17,006,494)
Preferred stock deemed dividend	-	(14,546,677)	(14,546,677)
Net income (loss) attributable to common stockholders	$(17,006,494)	$(14,546,677)	$(31,553,171)

Earnings (loss) per common share
Basic and Diluted	$(0.75)	$(0.64)	$(1.39)
Weighted average number of common shares outstanding
Basic and Diluted	22,649,319	22,649,319	22,649,319

The table below sets forth changes to the statement of operations for the nine months ended September 30, 2020:

For the Nine Months Ended September 30, 2020	As previously reported	Adjustments	Restated

Revenue
Oil and gas sales	$31,487,202	$-	$31,487,202

Operating expenses
Lease operating costs	13,147,640		13,147,640
General and administrative	3,391,982		3,391,982
Stock based compensation	3,686,582		3,686,582
Depreciation, depletion and amortization	8,671,593		8,671,593
Impairment of oil and gas properties	2,500,000		2,500,000
Accretion - ARO	360,937		360,937
Total operating expenses	31,758,734		31,758,734

Income from operations	(271,532)		(271,532)

Other income (expense)
Interest expense	(16,821,040)		(16,821,040)
Amortization of debt discount	(6,005,728)		(6,005,728)
Change in fair value of derivatives	8,569,093		8,569,093
Equity in earnings of unconsolidated entity	-		-
Loss on financing settlements	(931,894)		(931,894)
Interest and other income	2,503		2,503
Total other income (expense)	(15,187,066)		(15,187,066)

Net income (loss) before income taxes	(15,458,598)		(15,458,598)
Income tax benefit (expense)	-		-
Net income (loss)	(15,458,598)		(15,458,598)
Net (income) loss attributable to noncontrolling interest	1,182,952		1,182,952
Net income (loss) attributable to Viking Energy Group, Inc.	(14,275,646)		(14,275,646)
Preferred stock deemed dividend	-	(14,546,677)	(14,546,677)
Net income (loss) attributable to common stockholders	$(14,275,646)	$(14,546,677)	$(28,822,323)

Earnings (loss) per common share
Basic and Diluted	$(0.83)	$(0.85)	$(1.75)
Weighted average number of common shares outstanding
Basic and Diluted	17,164,033	17,164,033	17,164,033

Note 5. Summary of Significant Accounting Policies

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

The following table represents stock warrant activity as of and for the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding - December 31, 2020	7,111,021	0.99	5.22 years	-
Granted	100,000	.57	.57 years	-
Exercised	-	-	-	-
Forfeited/expired/cancelled	(104,167)	-	-	-

Warrants Outstanding - September 30, 2021	7,106,854	$0.76	4.99 years	$-

Outstanding Exercisable - September 30, 2021	7,106,854	$0.76	5.22 years	$-

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

The following table describes the changes in the Company’s asset retirement obligations for the nine months ended September 30, 2021:

Nine months ended September 30, 2021

Asset retirement obligation - beginning	$6,164,231
Oil and gas purchases	-
Revisions	1,800
ARO settlements	(130,228)
Accretion expense	438,225

Asset retirement obligation - ending	$6,474,028

t) Undistributed Revenues and Royalties

The Company records a liability for cash collected from oil and gas sales that have not been distributed. The amounts get distributed in accordance with the working interests of the respective owners.

u) Subsequent events

The Company has evaluated all subsequent events from September 30, 2021 through the date of filing of this report.

Note 6. Oil and Gas Properties

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

Note 7. Intangible Assets

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

Note 8. Related Party Transactions

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

Note 9. Equity

(a) Preferred Stock

The Company is authorized to issue 5,000,000 shares of Preferred Stock, par value $0.001 per share (the “Preferred Stock”), of which 50,000 have been designated as Series C Preferred Stock (the “Series C Preferred Stock”). As of September 30, 2021 there were 28,092 shares of Series C Preferred Stock issued and outstanding. Pursuant to the amended Certification of Designation of the Series C Preferred Stock filed on December 22, 2020, each share of Series C Preferred Stock entitles the holder thereof to 4,167 votes on all matters submitted to the vote of the stockholders of the Company. Notwithstanding, so long as Camber Energy, Inc. owns or is entitled to own at least 51% of the outstanding shares of common stock of the Company and James Doris remains a director and Chief Executive Officer of Camber, each share of Preferred Stock shall not be entitled to any votes on matters submitted to a vote of the stockholders of the Company. Each share of Series C Preferred Stock is convertible, at the option of the holder, at any time after the date of issuance of such share, at the office of the Company or any transfer agent for such stock, into 4,167 shares of fully paid and non-assessable common stock. However, upon any business combination or merger between Camber and Viking such that Camber acquires substantially all of the outstanding common stock or substantially all of Viking’s assets, the Company shall ensure that the Preferred Stock is convertible into the greater of:(i) 25,000,000 common shares of Camber (or a number of preferred shares of Camber convertible into such number of common shares of Camber); or (ii) that number of common shares of Camber that 25,000,000 shares of common stock would be convertible or exchange into in the Combination (or a number of preferred shares of Camber convertible into such number of common shares of Camber).

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

Note 10. Long-Term Debt

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

Note 11. Other Commitments and Contingencies

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

Note 12. Other Subsequent Events

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

Management will continue to monitor and evaluate the effectiveness of the Company's internal controls and procedures and the Company's internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. Other than the material weakness described below, there were no changes in Internal Control Over Financial Reporting during the quarter ended September 30, 2021.

Material Weakness in Internal Control over Financial Reporting

Due to the events that led to the restatement of our financial statements for the three and nine month periods ended September 30, 2020, management has identified a material weakness in our internal controls related to the accounting for preferred stock and changes in preferred stock certificates of designation, as described in note 4 to the accompanying condensed financial statements.

Management has engaged a consulting firm to assist management in assessing and determining the proper accounting for complex transactions.  The Company believes the foregoing efforts will effectively remediate the material weakness. Because the reliability of the internal control process requires repeatable execution, the successful on-going remediation of the material weakness will require on-going review and evidence of effectiveness prior to concluding that the controls are effective. The Company's remediation efforts are underway; however, there is no assurance that the remediation efforts will be effective in the future or that additional material weaknesses will not develop or be identified.

PART II-OTHER INFORMATION

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

3.1	Articles of Incorporation (incorporated by reference to our Definitive Information Statement on Schedule 14C filed on October 14, 2008)

3.2	Bylaws (incorporated by reference to our Definitive Information Statement on Schedule 14C filed on October 14, 2008)

3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to our Annual Report on Form 10-K filed on March 25, 2021)

3.4	Certificate of Correction to Designation - After Issuance of Class or Series (incorporated by reference to our Current Report on Form 8-K filed on January 21, 2022)

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

61

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

62

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

10.31

Unanimous Shareholders Agreement, by and between Viking Energy Group, Inc., Simmax Corp., Remora EQ LP and Simson-Maxwell Ltd., dated August 6, 2021 (incorporated by reference to our Current Report on Form 8-K filed on August 9, 2021)

10.32

First Amendment to Unanimous Shareholders Agreement, by and between Viking Energy Group, Inc., Simmax Corp., Remora EQ LP and Simson-Maxwell Ltd., dated October 18, 2021 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 15, 2021)

10.33

Exclusive Intellectual Property License Agreement between ESG Clean Energy, LLC and Viking Energy Group, Inc., dated August 18, 2021 (incorporated by reference to our Current Report on Form 8-K filed on August 23, 2021)

10.34

Assignment of Membership Interests, by and between Viking Energy Group, Inc. and TO Ichor 2021, L.L.C., dated October 5, 2021 (incorporated by reference to our Current Report on Form 8-K filed on October 12, 2021)

10.35

Assignment of Membership Interests, by and between Viking Energy Group, Inc. and Elysium 2021, L.L.C., dated October 12, 2021 (incorporated by reference to our Current Report on Form 8-K filed on October 18, 2021)

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

63

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIKING ENERGY GROUP, INC. (Registrant)

/s/ James Doris	Date: April 15, 2022
Principal Executive Officer

/s/ Frank W. Barker, Jr.	Date: April 15, 2022
Principal Financial and Accounting Officer

64