Form 10-K
period 2021-12-31
VIKING ENERGY GROUP, INC.
filed 2022-04-20
CIK 1102432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of June 30, 2021, the aggregate market value of the shares of the registrant’s common equity held by non-affiliates was approximately $20,005,941, using the June 30, 2021 closing price of the registrant’s common stock of $0.615/share. Shares of the registrant’s common stock held by each executive officer and director and by each person who beneficially owns 10 percent or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be “affiliates” of the registrant for purposes of the above calculation. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares of the Registrant’s common stock outstanding as of April 15, 2022, was 114,780,965.

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

2

PART I

Item 1. Business

Viking Energy Group, Inc. (“Viking”, the “Company”, “we”, “us” or “our”) is a growth-oriented diversified energy company. Through various majority-owned subsidiaries, Viking provides custom energy and power solutions to commercial and industrial clients in North America and owns interests in oil and natural gas assets in the United States. The company also holds an exclusive license in Canada to a patented carbon-capture system, and owns a majority interest in entities with intellectual property rights to a fully developed, patent pending, proprietary medical and biohazard waste treatment system using ozone technology; and electric transmission and open conductor detection systems. The Company is also exploring other renewable energy-related opportunities and/or technologies, which are currently generating revenue, or have a reasonable prospect of generating revenue within a reasonable period of time.

Custom Energy & Power Solutions:

The Company’s 60.5% majority-owned subsidiary, Simson-Maxwell Ltd. (“Simson-Maxwell”), is a manufacturer and supplier of power generation products, services and custom energy solutions. Simson-Maxwell provides commercial and industrial clients with efficient, flexible, environmentally responsible and clean-tech energy systems involving a wide variety of products, including: CHP (combined heat and power), tier 4 final diesel and natural gas industrial engines, solar, wind and storage. Simson-Maxwell also designs and assembles a complete line of electrical control equipment including switch gear, synchronization and paralleling gear, distribution, Bi-Fuel and complete power generation production controls. Operating for over 80 years, Simson-Maxwell’s seven branches assist with servicing a large number of existing maintenance arrangements and meeting the energy and power-solution demands of the company’s other customers.

Clean Energy and Carbon-Capture System:

In August 2021, the Company entered into a license agreement with ESG Clean Energy, LLC (“ESG”), to utilize ESG’s patent rights and know-how related to stationary electric power generation and heat and carbon dioxide capture (the “ESG Clean Energy System”). The intellectual property licensed by Viking includes certain patents and/or patent applications, including: (i) U.S. Patent No.: 10,774,733, File date: October 24, 2018, Issue date: September 15, 2020, Titled: “Bottoming Cycle Power System”; (ii) European Patent Application No.: EP18870699.8, International File date: October 24, 2018, Titled: “Bottoming Cycle Power System”; (iii) U.S. Patent Application No.: 17/224,200, File date: April 7, 2021, Titled: “Bottoming Cycle Power System” (which was subsequently approved by the U.S. Patent & Trademark Office in March, 2022 (No. 11,286,832); (iv) U.S. Patent Application No.: 17/358,197, File date: June 25, 2021, Titled: “Bottoming Cycle Power System”; (v) U.S. Patent Application No.: 17/448,943, File date: September 27, 2021, Titled: “Systems and Methods Associated With Bottoming Cycle Power Systems for Generating Power and Capturing Carbon Dioxide”; and (vi) U.S. Patent Application No.: 17/448,938, File date: September 27, 2021, Titled: “Systems and Methods Associated With Bottoming Cycle Power Systems for Generating Power, Capturing Carbon Dioxide and Producing Products.

The ESG Clean Energy System is designed to, among other things, generate clean electricity from internal combustion engines and utilize waste heat to capture approximately 100% of the carbon dioxide (CO2) emitted from the engine without loss of efficiency, and in a manner to facilitate the production of certain commodities.  Patent No. 11,286,832, for example, covers the invention of an “exhaust-gas-to-exhaust-gas heat exchanger” that efficiently cools and then reheats exhaust from a primary power generator so greater energy output can be achieved by a secondary power source with safe ventilation. Another key aspect of this patent is the development of a carbon dioxide capture system that utilizes the waste heat of the carbon dioxide pump to heat and regenerate the adsorber that enables carbon dioxide to be safely contained and packaged.

The Company intends to sell, lease and/or sub-license the ESG Clean Energy System to third parties using, among other things, Simson-Maxwell’s existing distribution channels. The Company may also utilize the ESG Clean Energy System for its own account, whether in connection with its petroleum operations, Simson-Maxwell’s power generation operations, or otherwise.

Medical Waste Disposal System Using Ozone Technology

In January 2022, the Company acquired a 51% interest in Viking Ozone Technology, LLC, which owns the intellectual property rights to a fully developed, patent pending, medical and biohazard waste treatment system using Ozone Technology. Simson-Maxwell, another majority-owned subsidiary of the Company, has been designated the exclusive worldwide manufacturer and vendor of this system.  The technology is designed to be a sustainable alternative to incineration, chemical, autoclave and heat treatment of bio-hazardous waste, and for the treated waste to be classified as renewable fuel for waste-to-energy (WTE) facilities in many locations around the world.

Open Conductor Detection Technologies

In February 2022, the Company acquired a 51% interest in two entities that own the intellectual property rights to fully developed, patent pending, electric transmission and distribution open conductor detection systems. The systems are designed to detect a break in a transmission line, distribution line, or coupling failure, and to immediately terminate the power to the line before it reaches the ground. The technology is intended to increase public safety and reduce the risk of causing an incendiary event, and to be an integral component within grid hardening and stability initiatives by electric utilities to improve the resiliency and reliability of existing infrastructure.

Oil & Gas Assets

Existing Assets

The Company, through its wholly-owned subsidiary, Petrodome Energy, LLC (“Petrodome”), owns working interests in oil and gas fields in Texas, Louisiana and Mississippi, which include approximately 7 producing wells, 8 non-producing wells and 1 Salt Water Disposal Well (SWD). Further details regarding the Company’s acquisition of Petrodome in 2017, or properties acquired by Petrodome subsequent thereto, are set out in the “Oil & Gas Properties” section of this report.

The Company, through its wholly-owned subsidiaries Mid-Con Petroleum, LLC and Mid-Con Drilling, LLC (collectively, the “Mid-Con Entities”) owns working interests in oil fields in Kansas, which include a combination of producing wells, non-producing wells and water injection wells. Further details regarding properties acquired in Kansas from 2016 through 2019 are set out in the “Oil & Gas Properties” section of this report.

Divestitures in 2021

On October 5, 2021, the Company disposed of all of membership interests of Ichor Energy Holdings, LLC (“Ichor”). The third-party purchaser assumed all of the rights and obligations associated with such membership interests, including the debt associated with Ichor and/or its subsidiaries. The Company originally acquired the assets owned by Ichor on December 28, 2018, which at the time included interests in approximately 58 producing wells and approximately 31 salt water disposal wells in Texas and Louisiana.

On October 12, 2021, the Company disposed of all of the membership interests of Elysium Energy Holdings, LLC (“Elysium”). The third-party purchaser assumed all of the rights and obligations associated with such membership interests, including the debt associated with Elysium Energy Holdings. The Company originally acquired the assets owned by Elysium on February 3, 2020, which included interests in approximately 127 wells, along with associated equipment in Texas and Louisiana.

Potential Merger with Camber Energy, Inc.

On February 15, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Camber Energy, Inc. (“Camber” or “Camber Energy”), the majority owner of the Company’s issued common stock. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, a newly-formed wholly-owned subsidiary of Camber (“Merger Sub”) will merge with and into Viking (the “Merger”), with Viking surviving the Merger as a wholly- owned subsidiary of Camber.

Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share: (i) of common stock, par value $0.001 per share, of Viking (the “Viking Common Stock”) issued and outstanding immediately prior to the Effective Time, other than shares owned by Camber, Viking and the Merger Sub, will be converted into the right to receive one share of common stock of Camber; and (ii) of Series C Convertible Preferred Stock of Viking (the “Viking Preferred Stock”) issued and outstanding immediately prior to the Effective Time will be converted into the right to receive one share of Series A Convertible Preferred Stock of Camber (the “Camber Series A Preferred Stock”). Each share of Camber Series A Preferred Stock will convert into 890 shares of common stock of Camber (subject to a beneficial ownership limitation preventing conversion into Camber common stock if the holder would be deemed to beneficially own more than 9.99% of Camber’s common stock), will be treated equally with Camber’s common stock with respect to dividends and liquidation, and will only have voting rights with respect to voting: (a) on a proposal to increase or reduce Camber’s share capital; (b) on a resolution to approve the terms of a buy-back agreement; (c) on a proposal to wind up Camber; (d) on a proposal for the disposal of all or substantially all of Camber’s property, business and undertaking; (f) during the winding-up of Camber; and/or (g) with respect to a proposed merger or consolidation in which Camber is a party or a subsidiary of Camber is a party. Holders of Viking Common Stock and Viking Preferred Stock will have any fractional shares of Camber common stock or preferred stock after the Merger rounded up to the nearest whole share.

At the Effective Time, each outstanding Viking equity award, will be converted into the right to receive the merger consideration in respect of each share of Viking Common Stock underlying such equity award and, in the case of Viking stock options, be converted into vested Camber stock options based on the merger exchange ratio calculated as provided above (the “Exchange Ratio”).

The Merger Agreement provides, among other things, that effective as of the Effective Time, James A. Doris, the current Chief Executive Officer of both Viking and Camber, shall serve as President and Chief Executive Officer of the combined company following the Effective Time. The Merger Agreement provides that, as of the Effective Time, the combined company will have its headquarters in Houston, Texas.

The Merger Agreement also provides that, during the period from the date of the Merger Agreement until the Effective Time, each of Camber and Viking will be subject to certain restrictions on its ability to solicit alternative acquisition proposals from third parties, to provide non-public information to third parties and to engage in discussions with third parties regarding alternative acquisition proposals, subject to customary exceptions. Viking is required to hold a meeting of its stockholders to vote upon the adoption of the Merger Agreement and, subject to certain exceptions, to recommend that its stockholders vote to adopt the Merger Agreement. Camber is required to hold a meeting of its stockholders to approve the issuance of Viking Common Stock and Viking Preferred Stock in connection with the Merger (the “Share Issuance”).

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

The Merger Agreement can be terminated (i) at any time with the mutual consent of the parties; (ii) by either Camber or Viking if any governmental consent or approval required for closing is not obtained, or any governmental entity issues a final non-appealable order or similar decree preventing the Merger; (iii) by either Viking or Camber if the Merger shall not have been consummated on or before August 1, 2021; (iv) by Camber or Viking, upon the breach by the other of a term of the Merger, which is not cured within 30 days of the date of written notice thereof by the other; (v) by Camber if Viking is unable to obtain the affirmative vote of its stockholders for approval of the Merger; (vi) by Viking if Camber is unable to obtain the affirmative vote of its stockholders required pursuant to the terms of the Merger Agreement; and (vii) by Viking or Camber if there is a willful breach of the Merger Agreement by the other party thereto.

The Merger deadline of August 1, 2021 has passed, but the Merger Agreement has not been terminated by either party. There is no assurance that the Merger will occur.

Other Information

Neither the Company nor any of its subsidiaries engaged in any research and development activities during 2021. The Company does not manufacture any products or engage in any activity that requires compliance with environmental laws except as described elsewhere herein.

Employees

The Company now has 9 fulltime employees working at the Company’s office in Houston, Texas. Outside of the Houston operation, the Company continues to retain outside consultants as needed, involved in business development, business analysis, financial consulting, web programming and designing, execution and support of the Company’s business.

Through Simson-Maxwell, the Company has approximately 118 employees in 7 branch locations in western Canada

Reports to Securities Holders

The Company provides its annual report that includes its audited financial information to its shareholders upon written request. The Company also makes its financial information equally available to any interested parties or investors through compliance with the disclosure rules of the Exchange Act. The Company is subject to disclosure filing requirements including filing Form 10-K’s annually and Form 10-Q’s quarterly. In addition, the Company files Form 8-K and other proxy and information statements from time to time as required.

The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Risk Factors Related to the Power Generation Industry

Decreases in the availability and quality, or increases in the cost, of raw materials, key components and labor we use to make our products could materially reduce our earnings.

The principal raw materials that we use to produce our products are steel, copper and aluminum as well as batteries and advanced electronic components. We also source a significant number of component parts from third parties that we utilize to manufacture our products. The prices of those raw materials and components are susceptible to significant fluctuations due to trends in supply and demand, commodity prices, currencies, transportation costs, government regulations and tariffs, price controls, economic conditions and other unforeseen circumstances beyond our control. In fact, we have recently seen such trends significantly impact our business resulting in higher costs and shortages in materials, components and labor, and such impacts may continue for the foreseeable future. We typically do not have long-term supply contracts in place to ensure the raw materials and components we use are available in necessary amounts or at fixed prices. In the short term, we have been unable to fully mitigate raw material or component price increases through product design improvements, price increases to our customers, manufacturing productivity improvements, or hedging transactions, and if our mitigation efforts continue to not be fully effective in the short or long term, our profitability could be adversely affected. We have implemented multiple rounds of price increases in 2021 to combat rising input costs. However, these price increases will be fully realized throughout 2022 as the higher pricing works through backlog. Also, our ability to continue to obtain quality materials and components is subject to the continued reliability and viability of our suppliers, including in some cases, suppliers who are the sole source of certain important components. It has been challenging to consistently obtain adequate, cost efficient or timely deliveries of certain required raw materials and components, or sufficient labor resources while we ramp up production to meet higher levels of demand, and if this trend continues, we may be unable to manufacture sufficient quantities of products on a timely basis. This could cause us to lose additional sales, incur additional costs, delay new product introductions or suffer harm to our reputation.

Our business could be negatively impacted if we fail to adequately protect our intellectual property rights or if third parties claim that we are in violation of their intellectual property rights.

We consider our intellectual property rights to be important assets, and seek to protect them through a combination of patent, trademark, copyright and trade secret laws, as well as licensing and confidentiality agreements. These protections may not be adequate to prevent third parties from using our intellectual property without our authorization, breaching any confidentiality agreements with us, copying or reverse engineering our products, or developing and marketing products that are substantially equivalent to or superior to our own. The unauthorized use of our intellectual property by others could reduce our competitive advantage and harm our business. Not only are intellectual property-related proceedings burdensome and costly, but they could span years to resolve and we might not ultimately prevail. We cannot guarantee that any patents, issued or pending, will provide us with any competitive advantage or will not be challenged by third parties. Moreover, the expiration of our patents may lead to increased competition with respect to certain products.

In addition, we cannot be certain that we do not or will not infringe third parties’ intellectual property rights. We currently are, and have previously been, subject to such third-party infringement claims, and may continue to be in the future. Any such claim, even if it is believed to be without merit, may be expensive and time-consuming to defend, subject us to damages, cause us to cease making, using or selling certain products that incorporate the disputed intellectual property, require us to redesign our products, divert management time and attention, and/or require us to enter into costly royalty or licensing arrangements.

We may incur costs and liabilities as a result of product liability claims.

We face a risk of exposure to current and future product liability claims alleging to arise from the use of our products and that may purportedly result in injury or other damage. Although we currently maintain product liability insurance coverage, we may not be able to obtain such insurance on acceptable terms in the future, if at all, or obtain insurance that will provide adequate coverage against potential claims. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome. A significant unsuccessful product liability defense could have a material adverse effect on our financial condition and results of operations. In addition, we believe our business depends on the strong brand reputation we have developed. If our reputation is damaged, we may face difficulty in maintaining our market share and pricing with respect to some of our products, which could reduce our sales and profitability.

Demand for the majority of our products is significantly affected by unpredictable power outage activity that can lead to substantial variations in, and uncertainties regarding, our financial results from period to period.

Sales of our products are subject to consumer buying patterns, and demand for the majority of our products is affected by power outage events caused by thunderstorms, hurricanes, ice storms, blackouts, public safety power shutoffs, and other power grid reliability issues. The impact of these outage events on our sales can vary depending on the location, frequency and severity of the outages. Sustained periods without major power disruptions can lead, and in the past have led, to reduced consumer awareness of the benefits of standby and portable generator products and can result and have previously resulted in reduced sales growth rates and excess inventory. There are smaller, more localized power outages that occur frequently that drive a baseline level of demand for back-up power solutions. The lack of major power outage events and fluctuations to the baseline levels of power outage activity are part of managing our business, and these fluctuations could have, and previously have had, an adverse effect on our net sales and profits. Despite their unpredictable nature, we believe power disruptions create awareness and accelerate adoption for our home standby products.

Demand for our products is significantly affected by durable goods spending by consumers and businesses, and other macroeconomic conditions.

Our business is affected by general economic conditions, and uncertainty or adverse changes, such as the prolonged downturn in U.S. residential investment and the impact of more stringent credit standards, have previously led and could lead again to a decline in demand for our products and pressure to reduce our prices. Our sales of light-commercial and industrial generators are affected by conditions in the non-residential construction sector and by the capital investment trends for small and large businesses and municipalities. If these businesses and municipalities cannot access credit markets or do not utilize discretionary funds to purchase our products as a result of the economy or other factors, our business could suffer and our ability to realize benefits from our strategy of increasing sales in the light-commercial and industrial sectors through, among other things, our focus on innovation and product development, including natural gas engine and modular technology, could be adversely affected. In addition, consumer confidence and home remodeling expenditures have a significant impact on sales of our residential products, and prolonged periods of weakness in consumer durable goods spending has previously had, and could again have a material impact on our business. We currently do not have any material contracts with our customers which call for committed volume, and we cannot guarantee that our current customers will continue to purchase our products at the same level, if at all. If general economic conditions or consumer confidence were to worsen, or if the non-residential construction sector or rate of capital investments were to decline, our net sales and profits would likely be adversely affected. Changes in government monetary or fiscal policies may negatively impact our results, including increases in interest rates which could negatively affect overall growth and impact sales of our products. Additionally, timing of capital spending by our national account customers can vary from quarter-to-quarter based on capital availability and internal capital spending budgets. Also, the availability of renewable energy mandates and investment tax credits and other subsidies can have an impact on the demand for energy storage systems. Our global operations are exposed to political and economic risks, commercial instability and events beyond our control in the countries in which we operate. Such risks or events may disrupt our supply chain and not enable us to produce products to meet customer demand.

The industry in which we compete is highly competitive, and our failure to compete successfully could adversely affect our results of operations and financial condition.

We operate in markets that are highly competitive. Some of our competitors have established brands and are larger in size or are divisions of large diversified companies which have substantially greater financial resources than we do. Some of our competitors may be willing to reduce prices and accept lower margins in order to compete with us. In addition, we could face new competition from large international or domestic companies with established brands that enter our end markets. Demand for our products may also be affected by our ability to respond to changes in design and functionality, to respond to downward pricing pressure, and to provide shorter lead times for our products than our competitors. If we are unable to respond successfully to these competitive pressures, we could lose market share, which could have an adverse impact on our results. For further information, see “Item 1—Business—Competition”.

Our industry is subject to technological change, and our failure to continue developing new and improved products and to bring these products rapidly to market could have an adverse impact on our business.

New products, or refinements and improvements to our existing products, may have technical failures, delayed introductions, higher than expected production costs or may not be well accepted by our customers. If we are not able to anticipate, identify, develop and market high quality products in line with technological advancements that respond to changes in customer preferences, demand for our products could decline and our operating results could be adversely affected.

We rely on independent dealers and distribution partners, and the loss of these dealers and distribution partners, or of any of our sales arrangements with significant private label, national, retail or equipment rental customers, would adversely affect our business.

We depend on the services of independent distributors and dealers to sell our products and provide service and aftermarket support to our end customers. We also rely on our distribution channels to drive awareness for our product categories and our brands. In addition, we sell our products to end users through private label arrangements with leading home equipment, electrical equipment and construction machinery companies; arrangements with top retailers and equipment rental companies; and our direct national accounts with telecommunications and industrial customers. Our distribution agreements and any contracts we have with large national, retail and other customers are typically not exclusive, and many of the distributors with whom we do business offer competitors’ products and services. Impairment of our relationships with our distributors, dealers or large customers, loss of a substantial number of these distributors or dealers or of one or more large customers, or an increase in our distributors’ or dealers’ sales of our competitors’ products to our customers or of our large customers’ purchases of our competitors’ products could materially reduce our sales and profits. Also, our ability to successfully realize our growth strategy is dependent in part on our ability to identify, attract and retain new distributors at all layers of our distribution platform, including increasing the number of energy storage distributors, and we cannot be certain that we will be successful in these efforts. For further information, see “Item 1—Business—Distribution Channels and Customers”.

We are unable to determine the specific impact of changes in selling prices or changes in volumes or mix of our products on our net sales.

Because of the wide range of products that we sell, the level of customization for many of our products, the frequent rollout of new products, the different accounting systems utilized, and the fact that we do not apply pricing changes uniformly across our entire portfolio of products, we are unable to determine with specificity the effect of volume or mix changes or changes in selling prices on our net sales.

Policy changes affecting international trade could adversely impact the demand for our products and our competitive position.

Changes in government policies on foreign trade and investment can affect the demand for our products, impact the competitive position of our products or prevent us from being able to sell products in certain countries. Our business benefits from free trade agreements, and efforts to withdraw from, or substantially modify such agreements, in addition to the implementation of more restrictive trade policies, such as more detailed inspections, higher tariffs, import or export licensing requirements, exchange controls or new barriers to entry, could have a material adverse effect on our results of operations, financial condition or cash flows. For example, we are experiencing increased tariffs on certain of our products and product components. However, these tariffs have not ultimately had a material adverse effect on our results due to the implementation of various mitigation efforts in conjunction with our supply chain and end market partners.

Risk Factors Related to the Oil and Gas Industry

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

Our future financial condition, results of operations and the carrying value of any oil and natural gas interests we acquire will depend primarily upon the prices paid for oil and natural gas production. Oil and natural gas prices historically have been volatile, during calendar 2021 have significantly decreased, and likely will continue to be volatile in the future, especially given current world geopolitical conditions. Our cash flows from operations are highly dependent on the prices that we receive for oil and natural gas. This price volatility also affects the amount of our cash flows available for capital expenditures and our ability to borrow money or raise additional capital. The prices for oil and natural gas are subject to a variety of additional factors that are beyond our control. These factors include:

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

Risk Factors Related to our Operations

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

Regulation of Penny Stocks

The Company’s securities may be subject to a SEC rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth, or joint net worth with spouse, in excess of $1,000,000 excluding the value of the person’s primary residence or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company’s securities and also may affect the ability of purchasers in an offering to sell their securities in any market that might develop.

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

Moreover, the Company will be subject to the reporting provisions of the Exchange Act, and thus will be required to furnish certain information about significant contractual arrangements, including audited financial statements for any business with which it enters into a contractual arrangement for control. Consequently, prospects that do not typically have, or are unable to provide reasonable assurances that they will be able to obtain, the required audited statements would not be considered by the Company to be appropriate acquisition targets so long as the reporting requirements of the Exchange Act are applicable. Should the Company, during the time it remains subject to the reporting provisions of the Exchange Act, acquire control of an entity for which audited financial statements prove to be unobtainable, the Company would be exposed to enforcement actions by the SEC and to corresponding administrative sanctions, including permanent injunctions against the Company and its management. The legal and other costs of defending an SEC enforcement action would have material, adverse consequences for the Company and its business. The imposition of administrative sanctions would subject the Company to further adverse consequences. In addition, the lack of audited financial statements would prevent the securities of the Company from becoming eligible for listing on NASDAQ, or on any existing stock exchange.

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

The Company’s CEO and director, James Doris, holds 28,092 shares of the Company’s Series C Preferred Stock, with each share of preferred stock entitling the holder, after July 1, 2022 (assuming a combination with Camber Energy has not occurred by that date), to 37,500 votes on all matters submitted to the vote of the Company’s security holders. By virtue of such preferred stock ownership, following July 1, 2022, Mr. Doris could control the election of the members of the Company’s Board of Directors and generally exercise control over the affairs of the Company. Such concentration of ownership could have the effect of delaying, deterring or preventing a change in control of the Company that might otherwise be beneficial to stockholders. There can be no assurance that conflicts of interest will not arise with respect to Mr. Doris’s ownership of the preferred stock, or that such conflicts will be resolved in a manner favorable to the Company.

Our outstanding securities may become freely tradable pursuant to Rule 144 and may have a depressive effect on the price of the shares of our common stock.

We have, outstanding, a large number of shares of common stock. Many of these securities are currently issued with a “restrictive legend” and characterized as “restricted securities” within the meaning of Rule 144 (“Rule 144”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). As restricted securities, these securities may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that once restricted securities have been held for a period of at least six months and the other requirements in the rule have been satisfied, holders of the securities may resell their securities without registration or restriction on transfer. As many of our outstanding shares of common stock have been held by their holders in excess of six months, such holders may be able to resell their shares of common stock into the market without restriction pursuant to Rule 144. Those resales could have a depressive effect upon our stock price.

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

In April of 2019, the staff (the “Staff”) of the SEC’s Division of Enforcement notified Viking that the Staff had made a preliminary determination to recommend that the SEC file an enforcement action against Viking, as well as against its CEO and its CFO, for alleged violations of Section 17(a) of the Securities Act and Section 10(b) of the Exchange Act and Rule 10b-5 thereunder during the period from early 2014 through late 2016. The Staff’s notice was not a formal allegation or a finding of wrongdoing by Viking, and Viking has communicated with the Staff regarding its preliminary determination. Viking believes it has adequate defenses and intends to vigorously defend any enforcement action that may be initiated by the SEC. However, the defense of an action filed by the SEC against Viking, its CEO and/or CFO, could take resources away from the operations of Viking, divert management attention, or potential result in penalties, fines or sanctions, which could materially adversely affect Viking or the value of its securities.

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

20

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

As at the date hereof, Camber Energy owns approximately 60.9% of our outstanding shares of common stock, and as such has significant influence over matters requiring the approval of our stockholders. Further, pursuant to an existing agreement between the Company and Camber Energy, if at any time until July 1, 2022, the Company issues shares of its common stock to one or more persons such that Camber Energy’s percentage ownership of the Company’s issued and outstanding common stock is less than 51%, the Company is obligated to issue additional shares of common stock to Camber Energy to ensure that Camber Energy owns at least 51% of the issued and outstanding common stock of the Company. This adjustment entitlement, which expires on July 1, 2022, may, among other things, limit the Company’s ability to raise capital.

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

Because of the unique difficulties and uncertainties inherent in technology development, we face a risk of not being able to capitalize on our license or ownership of intellectual property.

Potential investors should be aware of the difficulties normally encountered by companies developing new technology and the high rate of failure of such enterprises. The likelihood of our successful ability to commercialize intellectual property we own or license must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the development of new technology with limited personnel and financial means. These potential problems include, but are not limited to, unanticipated technical problems that extend the time and cost of product development, or unanticipated problems with the operation of the technology.

Technology development involves significant time and expense and can be uncertain.

The development of technology associated with our licensed or owned intellectual property will be costly, complex and time-consuming. Any investment into technology development and commercialization often involves a long wait until a return, if any, is achieved on such investment. We plan to make investments in research and development relating to our owned and licensed intellectual property and technology. Investments in new technology and processes are inherently speculative.

Successful technical development of technologies associated with intellectual property does not guarantee successful commercialization.

We may successfully complete the technical development of technologies associated with our owned or licensed intellectual property, but we may still fail to commercialize that technology at scale or at a cost attractive to the target industries. Our success will depend largely on our ability to prove the capabilities and cost-effectiveness of the developed technology. Upon demonstration, the technology may not have the capabilities they were designed to have or that we believed they would have, or they may be more expensive than anticipated. Furthermore, even if we do successfully demonstrate the technology’s capabilities, potential customers may be more comfortable doing business with a larger, more established, more proven company than us. Moreover, competing technologies may prevent us from gaining wide market acceptance of the technology. Significant revenue from new technology investments may not be achieved for a number of years, if at all.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business.

Additionally, Russia’s prior annexation of Crimea, recent recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system, expansive ban on imports and exports of products to and from Russia and ban on exportation of U.S denominated banknotes to Russia or persons located there. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this prospectus.

Item 1B. Unresolved Staff Comments

The Company, as a smaller reporting company (as defined by Rule 12b-2 of the Exchange Act), is not required to furnish information required by this item.

Item 2. Properties

The Company’s headquarters are located at 15915 Katy Freeway, Suite 450, Houston, Texas 77094. Through Simson-Maxwell, the Company has 7 branch locations in Western Canada, consisting of (i) Port Coquitlam, British Columbia; (ii) Edmonton, Alberta; (iii) Calgary, Alberta; (iv) Nanaimo, British Columbia; (v) Prince George, British Columbia; (vi) Fort St. John, British Columbia; and (vii) Terrace, British Columbia.

Oil and Natural Gas Properties

Kansas:

On February 23, 2016, the Company closed on the acquisition of working interests in four leases with access to the mineral rights (oil and gas) concerning approximately 281 acres of property in Miami and Franklin Counties in eastern Kansas. On October 4, 2016, the Company completed an acquisition whereby the Company (i) increased its working interest in three existing oil and gas leases in Miami and Franklin Counties in Eastern Kansas, and (ii) acquired a working interest in four new oil and gas leases in the same region, comprising approximately 660 acres of property. On September 11, 2017, the Company through its wholly owned subsidiary, Mid-Con Drilling, LLC (“Mid-Con Drilling”) acquired a 90% working interest in four new oil and gas leases in Anderson County in Eastern Kansas, comprising approximately 980 acres of property. On October 2, 2017, the Company, through Mid-Con Drilling, closed on an acquisition, effective October 1, 2017, of a 100% working interest in six new oil and gas leases in Miami and Franklin Counties in Eastern Kansas. On October 4, 2017, the Company, through Mid-Con Drilling, closed on an acquisition, effective September 1, 2017, of an 80% working interest in six new oil and gas leases in Riley, Geary and Wabaunsee Counties in Kansas. On December 29, 2017, the Company through its wholly owned subsidiary, Mid-Con Development, LLC (“Mid-Con Development”) completed an acquisition of working interests in approximately 41 oil and gas leases in Ellis and Rooks Counties in Kansas, comprising several thousand acres. On January 12, 2018, the Company, through Mid-Con Drilling, completed an acquisition of a 100% working interest in seven new oil and gas leases in Woodson and Allen Counties in Eastern Kansas. Effective February 1, 2018, the Company, through Mid-Con Drilling, closed on the acquisition of a working interest in a lease with access to the mineral rights (oil and gas) concerning approximately 80 acres of property in Douglas County in eastern Kansas. As of December 31, 2021, these central United States oil and gas properties consist of interests in approximately 377 producing wells and 135 injector wells.

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

Petrodome Energy, LLC & Subsidiaries:

On December 22, 2017, the Company closed on the acquisition of 100% of the membership interests in Petrodome Energy, LLC, a Texas limited liability company based in Houston, Texas, with multiple subsidiaries (described in Exhibit 21.1 hereto) having working interests in multiple oil and gas leases in Texas, Louisiana and Mississippi, then comprising approximately 11,700 acres. As of December 31, 2021, these properties consist of interests in 7 producing wells, 17 non-producing wells and two salt water disposal wells.

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

Ichor:

On December 28, 2018, the Company, through its then subsidiary Ichor Energy, LLC (“Ichor Energy”) completed an acquisition (the “Ichor Energy Acquisition”) of working interests in certain oil and gas leases in Texas (primarily in Orange and Jefferson Counties) and Louisiana (primarily in Calcasiue Parish), which include 58 producing wells, 31 salt water disposal wells, 46 shut in wells and 4 non-producing wells. The properties produce hydrocarbons from known reservoirs/sands in the on-shore Gulf Coast region, with an average well depth in excess of 10,600 feet. On October 5, 2021, the Company disposed of all of membership interests of Ichor Energy Holdings, LLC, the owner of Ichor. The third-party purchaser assumed all of the rights and obligations associated with such membership interests, including the debt associated with Ichor and/or its subsidiaries.

Elysium:

On February 3, 2020, Elysium Energy, LLC, (“Elysium”), the subsidiary of the Company’s then partially owned subsidiary, Elysium Energy Holdings, LLC (“Elysium Holdings”), acquired interests in oil and gas properties located in Texas and Louisiana, which included leases, working interests, and over-riding royalty interests in oil and gas properties in Texas (approximately 72 wells in 11 counties) and Louisiana (approximately 55 wells in 6 parishes), along with associated equipment. On October 12, 2021, the Company disposed of all of the membership interests of Elysium Holdings. The third-party purchaser assumed all of the rights and obligations associated with such membership interests, including the debt associated with Elysium.

Oil and Natural Gas Reserves at Dec. 31, 2021 and 2020

As of December 31, 2021, all of our proved oil and natural gas reserves were located in the United States, in the States of Texas, Louisiana, Mississippi and Kansas.

The following tables set forth summary information with respect to our proved reserves as of December 31, 2021 and 2020. For additional information see Supplemental Information “Oil and Natural Gas Producing Activities (Unaudited)” to our consolidated financial statements in “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.  Under SEC reporting requirements, proved undeveloped reserves include only those reserves in which the Company has current plans to develop, generally within five years.  During 2021, the Company made several strategic dispositions and acquisitions which has modified its capital expenditure plans.  The Company currently has no firm commitments to drill or otherwise develop its proved undeveloped reserves.  As of December 31, 2021, the Company has reclassified all of its proved undeveloped properties to unproved reserves.

	Proved Reserves at December 31, 2021
Reserves Category	Crude Oil (MBBLs)	Natural Gas (MMCF)	Total Proved (BOE) (1)

Proved Reserves
Developed	322,478	5,052,600	1,164,578
Developed Non-Producing	260,802	921,700	414,418

Total Proved Reserves	583,280	5,974,300	1,578,996

Estimated Future Net Cash Flows			$26,837,237
10% annual discount for estimated timing of cash flows			(11,822,285)
Discounted Future Net Cash Flows - (PV10) (2)			$15,014,952

	Proved Reserves at December 31, 2020
Reserves Category	Crude Oil (MBBLs)	Natural Gas (MMCF)	Total Proved (BOE) (1)

Proved Reserves
Developed	5,220,180	43,577,750	12,483,138
Developed Non-Producing	1,938,807	9,196,580	3,471,570
Undeveloped	1,734,774	9,632,000	3,340,107

Total Proved Reserves	8,893,761	62,406,330	19,294,815

Estimated Future Net Cash Flows			$222,292,723
10% annual discount for estimated timing of cash flows			(102,419,459)
Discounted Future Net Cash Flows - (PV10) (2)			$119,873,264

(1) - BOE (barrels of oil equivalent) is calculated by a ratio of 6 MCF to 1 BBL of Oil

(2) - PV-10 represents the discounted future net cash flows attributable to our proved oil and natural gas reserves discounted at 10%. PV-10 of our total year-end proved reserves is considered a non-US GAAP financial measure as defined by the SEC. We believe that the presentation of the PV-10 is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves without consideration of income tax affects. We further believe investors and creditors use our PV-10 as a basis for comparison of the relative size and value of our reserves to other companies.

Net Production, Unit Prices and Costs

The following table presents certain information with respect to oil and natural gas production attributable to our interests in all of our properties in the United States, the revenue derived from the sale of such production, average sales prices received and average production costs during the years ended December 31, 2021 and 2020. All production and expense data includes the results of Ichor through October 5, 2021 and Elysium through October 12, 2021, the respective dates of disposition.

	Unit of	December 31,
	Measure	2021	2020

Production
Oil	Barrels	407,093	624,456
Natural Gas	Mcf	3,652,409	5,206,947
BOE		1,015,828	1,492,281

Sales
Oil	Barrels	25,182,558	24,070,203
Natural Gas	Mcf	13,494,609	9,360,895

Average Sales Prices
Oil	Barrels	61.86	38,55
Natural Gas	Mcf	3.69	1.8

Production - Lease operating expenses		15,878,437	19,075,749

Average Cost of Production per BOE		15.63	12.78

Drilling and other exploratory and development activities

During the year ended December 31, 2021 the Company did not drill any new wells. Rather, due to market conditions associated with the COVID-19 pandemic, geo-political factors and other matters, including the storms that affected the Gulf Coast region, the Company focused primarily on preserving and maintaining existing assets to the extent possible, and selling divisions that contained assets subject to high-interest loans and hedge arrangements that limited the price at which the Company was selling hydrocarbons in such divisions. Maintenance included, among other things, replacing tubing and pumps, replacing heater treaters, changing compressors, repressurizing wells, repairing water line leaks, replacing chokes and other items.

Present Activities

The Company is not presently drilling any new wells.

Delivery Commitments

The Company is not currently committed to provide a fixed and determinable quantity of oil or gas in the near future under existing contracts or agreements.

Productive Wells

The following table sets forth the number wells in our inventory, in which we maintained ownership interests as of December 31, 2021 and 2020. All wells are located in the United States, in the States of Texas, Louisiana, Mississippi and Kansas.

	December 31, 2021		December 31, 2020
Well Category	Oil	Gas	Oil	Gas

Producers	203	38	287	73
Producer - P&A’d	6	-	6	-
Non-Producing	9	-	13	-
Injector	89	-	89	-
Salt Water Disposal	5	-	53	-
Shut In	-	-	77	-
ORRI	1	-	1	-

	313	38	526	73

Item 3. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2021, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no “established trading market” for shares of the Company’s common stock. As of December 31, 2021, the Company’s common stock was quoted on the OTC Link LLC alternative trading system operated by OTC Markets Group, Inc. under the symbol “VKIN.” No assurance can be given that any “established trading market” for the Company’s common stock will develop or be maintained.

The range of high and low closing bid quotations for the Company’s common stock during each quarter of the calendar years ended December 31, 2021 and 2020 adjusted for the effect of the 1-for-9 reverse split, is shown below, as quoted by http://finance.yahoo.com. Prices are inter-dealer quotations, without retail mark-up, markdown or commissions and may not represent actual transactions.

Stock Quotations

Quarter Ended	High	Low
March 31, 2020	2.43	0.81
June 30, 2020	1.80	0.72
September 30, 2020	1.62	0.81
December 31, 2020	1.80	0.81
March 31, 2021	2.85	0.51
June 30, 2021	1.10	0.39
September 30, 2021	3.78	0.24
December 31, 2021	2.48	0.55

The future sale of the Company’s presently outstanding “unregistered” and “restricted” common stock by present members of management and persons who own more than five percent of the Company’s outstanding voting securities may have an adverse effect on any “established trading market” that may develop in the shares of the Company’s common stock.

Holders

As of December 31, 2021, the Company had approximately 573 shareholders of record of common stock, including shares held in “street name” by banks, brokerage clearing houses, depositories or otherwise in unregistered form. The Company does not know the beneficial owners of such shares, or the number of beneficial holders of such shares.

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

Penny Stock

Our common stock is considered “penny stock” under the rules the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

•	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;

•	contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities’ laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;

•	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

•	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

•	bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer’s account.

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

Related Stockholder Matters

None.

Purchase of Equity Securities

None.

Recent Sales of Unregistered Securities

During October 2021, the Company issued 2,634,732 shares of common stock of the Company to various parties as a conversion of debt in the amount of $1,976,050. The shares of common stock had a fair value of $3,962,834 at the time of the conversion, causing the Company to recognize a loss on debt settlement of $1,986,784. These shares were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, as the shares were issued solely in exchange for debt securities of the Company previously issued to the lenders, there was no additional consideration for the exchanges, and there was no renumeration for solicitation of the exchanges.

On October 15, 2021, the Company issued a two-year warrant to purchase 200,000 common shares of the Company at an exercise price of $1.00, to a consultant at a fair value of $136,872.

On October 15, 2021, the Company issued 5,495 shares of common stock of the Company to a consultant at a fair value of $10,000.

On November 1, 2021, the Company issued 857,985 shares of common stock of the Company to acquire notes receivable from Simson-Maxwell Ltd., held by members of the management of Simson-Maxwell Ltd. in the amount of $520,850. The shares of common stock had a fair value of $534,353, causing the Company to recognize a loss on the transaction of $13,503.

On November 16, 2021, the Company issued 6,942,691 at the contractual exercise price of $0.396 per share shares in satisfaction of the balance of the license fee of $2,750,000.

On November 17, 2021, the Company issued 13,440 shares of common stock of the Company to a consultant at a fair value of $10,000.

On December 16, 2021, the Company issued 12,886 shares of common stock of the Company to a consultant at a fair value of $10,000.

On December 16, 2021, the Company issued 1,200,000 shares of common stock of the Company to a consultant at a fair value of $801,360.

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

PLAN OF OPERATIONS

Company Overview

Viking Energy Group, Inc. (“Viking”, the “Company”, “we”, “us” or “our”) is a growth-oriented diversified energy company. Through various majority-owned subsidiaries, Viking provides custom energy & power solutions to commercial and industrial clients in North America and owns interests in oil and natural gas assets in the United States. The company also holds an exclusive license in Canada to a patented carbon-capture system, and owns a majority interest in entities with intellectual property rights to a fully developed, patent pending, proprietary: (i) Medical & Bio-Hazard Waste Treatment system using Ozone Technology; and (ii) Open Conductor Detection systems. The Company is also exploring other renewable energy-related opportunities and/or technologies, which are currently generating revenue, or have a reasonable prospect of generating revenue within a reasonable period of time.

Custom Energy & Power Solutions:

Through its approximately 60.5% majority-owned subsidiary, Simson-Maxwell Ltd. (“Simson-Maxwell”), a manufacturer and supplier of power generation products, services and custom energy solutions. Simson-Maxwell provides commercial and industrial clients with efficient, flexible, environmentally responsible and clean-tech energy systems involving a wide variety of products, including: CHP (combined heat and power), tier 4 final diesel and natural gas industrial engines, solar, wind and storage. The company also designs and assembles a complete line of electrical control equipment including switch gear, synchronization and paralleling gear, distribution, Bi-Fuel and complete power generation production controls. Operating for over 80 years, Simson Maxwell’s seven branches assist with servicing a large number of existing maintenance arrangements and meeting the energy and power-solution demands of the company’s other customers.

Clean Energy and Carbon-Capture System:

In August, 2021, the Company entered into a license agreement with ESG Clean Energy, LLC (“ESG”), to utilize ESG’s patent rights and know-how related to stationary electric power generation and heat and carbon dioxide capture (the “ESG Clean Energy System”). The intellectual property licensed by Viking includes certain patents and/or patent applications, including: (i) U.S. Patent No.: 10,774,733, File date: October 24, 2018, Issue date: September 15, 2020, Titled: “Bottoming Cycle Power System”; (ii) European Patent Application No.: EP18870699.8, International File date: October 24, 2018, Titled: “Bottoming Cycle Power System”; (iii) U.S. Patent Application No.: 17/224,200, File date: April 7, 2021, Titled: “Bottoming Cycle Power System” (which was subsequently approved by the U.S. Patent & Trademark Office in March, 2022 (No. 11,286,832); (iv) U.S. Patent Application No.: 17/358,197, File date: June 25, 2021, Titled: “Bottoming Cycle Power System”; (v) U.S. Patent Application No.: 17/448,943, File date: September 27, 2021, Titled: “Systems and Methods Associated With Bottoming Cycle Power Systems for Generating Power and Capturing Carbon Dioxide”; and (vi) U.S. Patent Application No.: 17/448,938, File date: September 27, 2021, Titled: “Systems and Methods Associated With Bottoming Cycle Power Systems for Generating Power, Capturing Carbon Dioxide and Producing Products.

The ESG Clean Energy System is designed to, among other things, generate clean electricity from internal combustion engines and utilize waste heat to capture ~ 100% of the carbon dioxide (CO2) emitted from the engine without loss of efficiency, and in a manner to facilitate the production of certain commodities.  Patent No. 11,286,832, for example, covers the invention of an “exhaust-gas-to-exhaust-gas heat exchanger” that efficiently cools - and then reheats - exhaust from a primary power generator so greater energy output can be achieved by a secondary power source with safe ventilation. Another key aspect of this patent is the development of a carbon dioxide capture system that utilizes the waste heat of the carbon dioxide pump to heat and regenerate the adsorber that enables carbon dioxide to be safely contained and packaged.

The Company intends to sell, lease and/or sub-license the ESG Clean Energy System to third parties using, among other things, Simson-Maxwell’s existing distribution channels. The Company may also utilize the ESG Clean Energy System for its own account, whether in connection with its petroleum operations, Simson-Maxwell’s power generation operations, or otherwise.

Medical Waste Disposal System Using Ozone Technology:

In January 2022, the Company acquired a 51% interest in Viking Ozone Technology, LLC, which owns the intellectual property rights to a fully developed, patent pending, proprietary Medical & Bio-Hazard Waste Treatment system using Ozone Technology. Simson-Maxwell, another majority-owned subsidiary of the Company, has been designated the exclusive worldwide manufacturer and vendor of the system.  The technology is designed to be a sustainable alternative to incineration, chemical, autoclave and heat treatment of bio-hazardous waste, and for the treated waste to be classified as renewable fuel for waste-to-energy (WTE) facilities in many locations around the world. The company intends to sell units utilizing the system in 2022.

Open Conductor Detection Technologies:

In February 2022, the Company acquired a 51% interest in two entities that own the intellectual property rights to fully developed, patent pending, proprietary Electric Transmission and Distribution Open Conductor Detection Systems. The systems are designed to detect a break in a transmission line, distribution line, or coupling failure, and to immediately terminate the power to the line before it reaches the ground. The technology is intended to increase public safety and reduce the risk of causing an incendiary event, and to be an integral component within grid hardening and stability initiatives by electric utilities to improve the resiliency and reliability of existing infrastructure. The company intends to sell units or licenses utilizing the systems in 2022.

Oil & Gas Assets:

Existing Assets:

The Company, through its wholly-owned subsidiary, Petrodome Energy, LLC (“Petrodome”), owns working interests in oil and gas fields in Texas, Louisiana and Mississippi, which include approximately 7 producing wells, 8 non-producing wells and 1 Salt Water Disposal Well (SWD). Further details regarding the Company’s acquisition of Petrodome in 2017, or properties acquired by Petrodome subsequent thereto, are set out in the “Oil & Gas Properties” section of this report.

The Company, through its wholly-owned subsidiaries Mid-Con Petroleum, LLC and Mid-Con Drilling, LLC (collectively, the “Mid-Con Entities”) owns working interests in oil fields in Kansas, which include a combination of producing wells, non-producing wells and water injection wells. Further details regarding properties acquired in Kansas from 2016 through 2019 are set out in the “Oil & Gas Properties” section of this report.

Divestitures in 2021:

On October 5, 2021, the Company disposed of all of membership interests of Ichor Energy Holdings, LLC (“Ichor”). The third-party purchaser assumed all of the rights and obligations associated with such membership interests, including the debt associated with Ichor and/or its subsidiaries. The Company originally acquired the assets owned by Ichor on December 28, 2018, which at the time included interests in approximately 58 producing wells and approximately 31 salt water disposal wells in Texas and Louisiana.

On October 12, 2021, the Company disposed of all of the membership interests of Elysium Energy Holdings, LLC (“Elysium”). The third-party purchaser assumed all of the rights and obligations associated with such membership interests, including the debt associated with Elysium Energy Holdings. The Company originally acquired the assets owned by Elysium on February 3, 2020, which included interests in approximately 127 wells, along with associated equipment in Texas and Louisiana.

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

Going Concern Qualification

The Company’s consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $(14,485,847) for the year ended December 31, 2021, as compared to a net loss of $(61,991,734) for the year ended December 31, 2020. The loss for the year ended December 31, 2021 was comprised of, among other things, certain non-cash items, including: (i) stock-based compensation of $1,738,145; (ii) accretion of asset retirement obligation of $608,691; (iii) depreciation, depletion & amortization of $7,307,157; (iv) amortization of debt discount of $3,704,049; (v) change in fair value of derivatives of $(17,338,784); (vi) loss on financing settlements of $(4,774,628); and (vii) gain on disposal of membership interests of $19,457,104.

As of December 31, 2021, the Company has a stockholders’ equity of $18,028,229 and total long-term debt of $11,171,508. As of December 31, 2021, the Company has a working capital deficiency of approximately $8,265,027. The largest components of current liabilities creating this working capital deficiency are (i) accounts payable of approximately $8.3 million; (ii) a revolving credit facility with a balance of approximately $5,1 million as of December 31, 2021 due in June of 2022; and (iii) an amount due for non-interest-bearing loans from Camber Energy, Inc. in the amount of $4,1 million with no stipulated repayment terms.

As further described in Note 1 to the consolidated financial statements, Viking has Guaranteed Camber Energy’s indebtedness to Discover, as well as entered into a Security Agreement in favor of Discover granting Discover a first-priority security interest in any assets purchased by Viking with funds advanced to Viking by Camber that were loaned by Discover. Camber has not filed with the Securities and Exchange Commission all reports required to pursuant to the Exchange Act, which is a default under the COD in connection with Camber’s Series C Preferred shares. Any breach under the COD is also a default under the promissory notes executed by Camber in favor of Discover. Discover has not asserted that Camber is in default under the promissory notes as a result of Camber failing to satisfy such reporting requirement, but it may do so and, if so, Viking may be called upon to honor its obligations under the Guaranty and Security Agreements executed by Viking in favor of Discover. The Company believes the likelihood that it will be required to perform under the guarantee to be remote and has not recognized a liability associated with any performance obligations of the guarantee.

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

Liquidity and Capital Resources

	Years Ended December 31,
Working Capital:	2021	2020

Current assets	$21,805,426	$11,890,170
Current liabilities	$30,070,453	$46,878,584
Working capital (deficit)	$(8,265,027)	$(34,988,414)

	Years Ended December 31,
Cash Flows:	2021	2020

Net Cash Provided by (Used in) Operating Activities	$(1,999,477)	$1,076,098
Net Cash Provided by (Used in) Investing Activities	$(7,920,996)	$(1,861,006)
Net Cash Provided by (Used in) Financing Activities	$5,548,872	$2,985,723
Increase (Decrease) in Cash during the Period	$(4,371,601)	$2,200,815
Cash and Cash Equivalents, end of Period	$3,467,938	$7,839,539

Net cash provided by operating activities decreased to $(1,999,477) during the fiscal year ended December 31, 2021, as compared to cash provided by operating activities of $1,076,098 in the comparable period in 2020.

Net cash flows from financing activities increased to $5,548,872 during the fiscal year ended December 31, 2021, as compared to $2,985,723 in the comparable period in 2020. This increase is mainly the result of additional sales of stock to Camber, and a non-interest-bearing advance from Camber offset by repayments of long-term debt.

Net cash used in investing activities increased to $(7,920,996) during the fiscal year ended December 31, 2021, as compared to ($1,861,006) in the comparable period in 2020. The increase is a result of the acquisition of Simson Maxwell during 2021.

RESULTS OF OPERATIONS

The following discussion of the consolidated financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and the related Notes included elsewhere in this Report.

Segment and Consolidated Results

With the acquisition of a controlling interest in Simson-Maxwell, Oil and Gas exploration and Power Generation now represent our two reportable segments. We evaluate segment performance based on revenue and operating income (loss).

Information related to our reportable segments and our consolidated results for the years ended December 31, 2021 and 2020 is presented below. Oil and Gas exploration was our only segment for the year ended December 31, 2020.

	Year Ended December 31, 2021
	Oil and Gas	Power Generation	Total	Year Ended December 31, 2020 - Oil and Gas	Increase (Decrease)	Percentage Change

Income (Loss) from Operations is as follows:

Revenue	$33,679,679	$4,308,285	$37,987,964	$40,266,780	$(2,278,816)	-5.66%

Operating expenses
Cost of goods	-	3,003,044	3,003,044	-	3,003,044	-
Lease operating costs	15,878,437	-	15,878,437	19,075,749	(3,197,312)	-16.76%
Impairment of goodwill	-	-	-	37,500,000	(37,500,000)	-100.00%
General and administrative	5,997,211	2,124,308	8,121,519	4,966,059	3,155,460	63.54%
Stock based compensation	1,738,145	-	1,738,145	5,625,302	(3,887,157)	-69.10%
Accretion - ARO	608,691	-	608,691	1,111,266	(502,575)	-45.23%
Depreciation, depletion and amortization	7,236,809	70,348	7,307,157	13,513,735	(6,206,578)	-45.93%

Total operating expenses	31,459,293	5,197,700	36,656,993	81,792,111	(45,135,118)	-55.18%

Income (loss) from operations	$2,220,386	$(889,415)	$1,330,971	$(41,525,331)	$42,856,302	-103.21%

Other Income (Expenses) is as follows:

	Total	Year Ended December 31, 2020 - Oil and Gas	Increase (Decrease) to Other Income	Percentage Change
Other income (expenses)

Interest expense	$(10,053,014)	$(19,697,942)	$9,644,928	-48.96%
Amortization of debt discount	(3,704,049)	(7,321,178)	3,617,129	-49.41%
Change in fair value of derivatives	(17,338,784)	5,485,573	(22,824,357)	-416.08%
Loss on financing settlements	(4,774,628)	(931,894)	(3,842,734)	412.36%
Equity in loss of unconsolidated entity	(178,942)	-	(178,942)	-
Gain on disposal of Ichor and Elysium	19,457,104	-	19,457,104	-
Interest and other income	470,492	2,527	467,965	18518.60%

Total other income (expenses)	$(16,121,821)	$(22,462,914)	$(6,341,093)	28.23%

Revenue

The Company had gross revenues of $37,987,964 for the year ended December 31, 2021 as compared to $40,266,780 for the year ended December 31, 2020, reflecting the impact of the divestiture of each of Ichor and Elysium in October, 2021, and the acquisition of a majority-interest in Simson-Maxwell. Although the Company acquired the majority-interest in Simson-Maxwell in August, 2021, it did not acquire control of Simson-Maxwell from an accounting perspective until October18, 2021. The acquisition of 60.5% of the issued and outstanding common shares of Simson-Maxwell on August 6, 2021 was accounted for under the equity method from that point through October 18, 2021 and was consolidated from October 18, 2021 to December 31, 2021. (See Note 6 to our financial statements)

Expenses

The Company’s operating expenses decreased by $45,135,118 to $36,656,993 for the year ended December 31, 2021, from $81,792,111 for the year ended December 31, 2020. The operational side of this decrease is mainly attributable to decreases in lease operating costs and depletion commensurate with the divestiture of Ichor and Elysium in October 2021, and the large impairment expense taken in 2020, primarily a result of the decline in the oil and gas market during that year.

Other Income and Expense

The Company had other income (expense) of $(16,121,821) for the year ended December 31, 2021 as compared to $(22,462,914) for the year ended December 31, 2020, a decrease of $6,341,093. This decrease is primarily attributable the disposal of Ichor and Elysium during October 2021 and the changes in the market relating to oil and gas prices. The disposal of Ichor and Elysium generated a gain on disposal of $19,457,104. The Company’s interest expenses decreased $9,644,928 to $10,053,014 for the year ended December 31, 2021 as compared to $19,697,942 for the year ended December 31, 2020, primarily due to the disposal of Ichor and Elysium and the amount of debt removed by the transaction. Additionally, the Company had a loss from the change in the fair value of derivatives related to hedge contracts of $17,338,784 for the year ended December 31, 2021 as compared to a gain of $5,485,573 for the year ended December 31, 2020 due to the relatively large increases in oil and gas prices in 2021.

Income (Loss) from Operations

The Company generated an income from operations of $1,330,971 for the year ended December 31, 2021, as compared to ($41,525,331) for the year ended December 31, 2020, due to the reasons explained above.

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

Revenue Recognition

Oil and Gas Revenues

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

Power Generation Revenues

Through its 60.5% ownership in Simson-Maxwell, the Company manufactures and sells power generation products, services and custom energy solutions.

Sale of Power Generation Units

The Company considers the completed unit or units to be a single performance obligation for purposes of revenue recognition and recognizes revenue when control of the product is transferred to the customer, which typically occurs upon shipment or delivery to the customer. Progress payments are recognized as contract liabilities until the completed unit is delivered.  Revenue is measured as the amount of consideration the Company expects to be entitled in exchange for the transfer of the units, which is generally the price stated in the contract. The Company does not allow returns because of the customized nature of the units and does not offer discounts, rebates, or other promotional incentives or allowances to customers.  Simson-Maxwell has elected to recognize the cost for freight activities when control of the product has transferred to the customer as an expense within cost of goods.

Parts Revenue

The Company considers the purchase orders for parts, which in some cases are governed by master sales agreements, to be the contracts with the customers. For each contract, the Company considers the commitment to transfer products, each of which is distinct, to be the identified performance obligations. Revenue is measured as the amount of consideration the Company expects to be entitled in exchange for the transfer of product, which is generally the price stated in the contract specific for each item sold, adjusted for the value of expected returns.   Simson Maxwell has elected to recognize the cost for freight activities when control of the product has transferred to the customer as an expense within cost of goods sold in the consolidated statements of comprehensive income. Parts revenues are recognized at the point in time when control of the product is transferred to the customer, which typically occurs upon shipment or delivery to the customer.

Service and Repairs

Service and repairs are generally performed on customer owned equipment and billed based on labor hours incurred. Each repair is considered a performance obligation. As a result of control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. Simson-Maxwell generally uses the cost-to-cost measure of progress for its service work because the customer controls the asset as it is being serviced. Most service and repairs are completed in one or two days.

Intangible Assets

Intangible assets include assets acquired in the Simson-Maxwell acquisition, (including goodwill, customers relationships and the Simson-Maxwell brand) and the Company’s license agreement with ESG Clean Energy, LLC.

The license agreement is amortized on a straight-line basis over the remaining life of the related patents being licensed, which is approximately 16 years. Customer relationships are amortized on a straight-line basis over 10 years.

The Company reviews intangible assets that are subject to amortization for possible impairment when events or changes in circumstances that the assets carrying amount may not be recoverable. In evaluating the future benefit of its intangible assets, the Company estimates the anticipated undiscounted future net cash flows of the intangible assets over the remaining estimated useful life. If the carrying amount is not recoverable, an impairment loss is recorded for the excess of the carrying value of the asset over its fair value.

Amounts recorded for Goodwill and the Simson-Maxwell brand are not amortized but are reviewed for impairment annually or more frequently if events or changes in circumstances indicate that an impairment has occurred.

The Company did not record any impairment of intangible assets during the years ended December 31, 2021 or 2020.

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

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Notes thereto, for the fiscal years ended December 31, 2021 and 2020 and the report of Turner, Stone & Company, L.L.P. (“Turner”), our independent registered public accounting firm, are set forth on pages F-1 through F-46 of this Annual Report. The PCAOB ID for Turner, Stone & Company, L.L.P. is #76.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Viking Energy Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Viking Energy Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020 and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations since inception, has a significant working capital deficiency and has provided guarantees of certain affiliated entities debt all of which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of Previously Issued Financial Statements

As discussed in Note 4 to the financial statements, the Company has restated its statement of operations for the year ended December 31, 2020 to account for certain deemed distributions to its preferred stockholder.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating these critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to address management’s significant judgments and estimates associated with oil and natural gas reserves quantities and related future cash flows included the following, among others:

•	We evaluated the independence, objectivity, and professional qualifications of the Company’s independent petroleum engineer specialist and read the report prepared by the Company’s independent petroleum engineer specialist.

•	To the extent key, sensitive inputs and assumptions used to determine proved reserve volumes and other cash flow inputs and assumptions are derived from the Company’s accounting records, such as historical pricing differentials, operating costs, estimated capital costs and working and net revenue interests, we tested management’s process for determining the assumptions, including examining the underlying support, on a sample basis. Specifically, our audit procedures involved testing management’s assumptions as follows:

•	Compared the estimated pricing differentials used in the reserve report to realized prices related to revenue transactions recorded in the current year;

•	Evaluated the inputs used to estimate the operating costs at year-end compared to historical operating costs;

•	We tested the accuracy of the Company’s depletion calculations and impairment evaluation and measurement that included these proved reserve reports;

•	Evaluated the working and net revenue interests used in the reserve report by inspecting a sample of land and division order records;

•	Applied analytical procedures to the forecasted production in the reserve reports by comparing to historical actual results and to the prior year or preceding period reserve reports.

Business acquisition of Simson Maxwell

•	As described in Note 6 to the consolidated financial statements, the Company completed the acquisition of Simson-Maxwell Ltd., and the assets acquired and liabilities assumed were required to be recorded at fair value as of the acquisition date. The Company utilized third-party valuation specialist to assist in the preparation of its valuation for certain of these assets and liabilities. We identified the fair value determination of the acquired assets, liabilities assumed, and residual value of goodwill to be a critical audit matter.

•	The principal considerations for our determination that estimation of the fair value of the assets acquired in the acquisition is a critical audit matter are that there was a high estimation uncertainty due to significant judgments with respect to assumptions used to estimate the future revenues and cash flows, including revenue growth rates, operating margins, the discount rate, the valuation methodologies applied by the third-party valuation specialist for the fair value of the intangible assets. This in turn led to a high degree of auditor judgment, subjectivity, and efforts in performing procedures and evaluating audit evidence related to management’s forecasted future revenues and cash flows and valuation methodologies. Specifically, our audit procedures included the following:

•	Reviewing management’s process for developing the fair value estimates.

•	Review the completeness and accuracy of underlying data used in the fair value estimates.

•	Evaluating the appropriateness of the discount rate used by recalculating the weighted average cost of capital, and

•	The qualification of third-party valuation specialists engaged by the Company based on their credentials and experience.

/s/ Turner, Stone & Company, L.L.P.

We have served as the Company’s auditor since 2016.

Dallas, Texas

April 19, 2022

VIKING ENERGY GROUP, INC.

Consolidated Balance Sheets

	December 31,
	2021	2020
ASSETS
Current assets:
Cash	$3,467,938	$3,976,783
Restricted cash	-	3,862,756
Accounts receivable	8,781,086	4,050,631
Inventory	5,490,435	-
Notes receivable	3,000,000	-
Prepaids and other current assets	1,065,966	-
Total current assets	21,805,426	11,890,170

Oil and gas properties, full cost method
Proved developed producing oil and gas properties, net	6,609,198	64,703,753
Undeveloped and non-producing oil and gas properties, net	8,216,373	37,452,683
Total Oil and gas properties, net	14,825,571	102,156,436

Fixed assets, net	1,487,012	433,168
Right of use assets, net	5,790,147	-
Derivative asset	-	1,220,209
ESG Clean Energy license, net	4,885,825	-
Due from related parties	4,835,153	-
Other Intangibles	3,874,117	-
Goodwill	252,290	-
Deposits and other assets	395,315	57,896
TOTAL ASSETS	$58,150,856	$115,757,879

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,325,469	$4,475,519
Accrued expenses and other current liabilities	1,600,209	3,857,655
Customer deposits	23,015
Due to Camber Energy, Inc.	4,100,000	-
Undistributed revenues and royalties	1,332,282	4,115,462
Derivative liability	-	893,458
Due to director	-	559,122
Current portion of operating lease liability	1,324,722	-
Due to related parties	4,870,020	-
Current portion of notes payable - related parties	64,418	-
Current portion of long-term debt - net of debt discount	8,430,318	32,977,368
Total current liabilities	30,070,453	46,878,584
Notes payable - related parties – net of current portion	724,502	-
Long term debt – net of current portion and debt discount	2,741,190	78,775,796
Operating lease liability, net of current portion	4,474,832	241,431
Asset retirement obligation	2,111,650	6,164,231
TOTAL LIABILITIES	40,122,627	132,060,042

Commitments and contingencies - Note 13	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 28,092 shares issued and outstanding as of December 31, 2021 and 2020	28	28
Common stock, $0.001 par value, 500,000,000 shares authorized, 111,030,965 and 51,494,956 shares issued and outstanding as of December 31, 2021 and 2020, respectively	111,031	51,495
Additional Paid-In Capital	120,246,224	75,920,811
Accumulated other comprehensive loss	(177,981)	-
Accumulated deficit	(106,760,344)	(92,274,497)
Non-controlling interest	4,609,271	-
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	18,028,229	(16,302,163)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$58,150,856	$115,757,879

The accompanying notes are an integral part of these consolidated financial statements.

VIKING ENERGY GROUP, INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2021	2020 (As Restated)
Revenue
Oil and gas sales	$33,679,679	$40,266,780
Power generation units and parts	1,607,077	-
Service and repairs	2,701,208	-
	37,987,964	40,266,780

Operating expenses
Cost of goods sold	3,003,044	-
Lease operating costs	15,878,437	19,075,749
Impairment of oil and gas properties	-	37,500,000
General and administrative	8,121,519	4,966,059
Stock based compensation	1,738,145	5,625,302
Accretion asset retirement obligations	608,691	1,111,266
Depreciation, depletion & amortization	7,307,157	13,513,735
Total operating expenses	36,656,993	81,792,111

Income (Loss) from operations	1,330,971	(41,525,331)

Other income (expenses)
Interest expense	(10,053,014)	(19,697,942)
Amortization of debt discount	(3,704,049)	(7,321,178)
Change in fair value of derivatives	(17,338,784)	5,485,573
Loss on financing settlements	(4,774,628)	(931,894)
Equity in earnings of unconsolidated entity	(178,942)	-
Gain on disposal of membership interests	19,457,104	-
Interest and other income	470,492	2,527
Total other income (expenses)	(16,121,821)	(22,462,914)

Net loss before income taxes	(14,790,850)	(63,988,245)
Income tax benefit (expense)	-	-
Net loss	(14,790,850)	(63,988,245)
Net loss attributable to noncontrolling interest	305,003	1,996,511
Net loss attributable to Viking Energy Group, Inc.	(14,485,847)	(61,991,734)
Preferred stock deemed dividend (see note 4)	-	(42,002,301)
Net loss attributable to common stockholders	(14,485,847)	$(103,994,035)

Loss per weighted average number of common shares outstanding basic and diluted	(0.18)	$(3.93)
Weighted average number of common shares outstanding basic and diluted	82,228,404	26,459,006

The accompanying notes are an integral part of these consolidated financial statements.

VIKING ENERGY GROUP, INC.

Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2021	2020

Net loss	$(14,790,850)	$(63,988,245)
Foreign currency translation adjustment	(177,981)	-

Total comprehensive loss	(14,968,831)	(63,988,245)

Less Comprehensive loss attributable to non-controlling interest
Loss attributable to non-controlling interest	(305,003)	-
Foreign currency translation adjustment attributable to noncontroling interest	(70,302)	-

Comprehensive loss attributable to non controlling interest	(375,305)	-

Comprehensive Loss attributable to Viking	$(14,593,526)	$(63,988,245)

The accompanying notes are an integral part of these consolidated financial statements.

VIKING ENERGY GROUP, INC.

Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(14,790,850)	$(63,988,245)
Adjustments to reconcile net loss to cash provided by operating activities:
Change in fair value of derivative liability	17,338,784	(5,485,573)
Stock-based compensation	1,738,145	5,625,302
Depreciation, depletion and amortization	7,307,157	13,513,735
Accretion - asset retirement obligation	608,691	1,111,266
Impairment of oil and gas properties	-	37,500,000
Amortization of right-of-use assets	3,950	1,442
Loss on financing settlement	4,774,628	931,894
PPP loan forgiveness	(149,600)	-
Equity in earnings of unconsolidated entity	178,942	-
Gain on disposal of membership interests	(19,457,104)	-
Foreign currency translation adjustment	(177,981)	-
Amortization of debt discount	3,704,049	7,321,178
Stock-based interest expense	-	2,178,356
Changes in operating assets and liabilities, net of effects of business combination during the year
Accounts receivable	(9,892,063)	(1,186,517)
Prepaid expenses and other assets	58,196	182,692
Inventory	329,177	-
Accounts payable	5,202,065	683,625
Accrued expenses and other current liabilities	950,387	1,617,298
Related party payables	(774,983)	-
Undistributed revenues and royalties	1,048,933	1,069,645
Net cash provided by (used in) operating activities	(1,999,477)	1,076,098

Cash flows from investing activities:
Investment in and acquisition of oil and gas properties	(1,575,810)	(1,935,328)
Acquisition of fixed assets	(6,024)	(59,900)
Payments for ESG Clean Energy license	(2,000,000)	-
Acquisition of Simson-Maxwell	(7,958,159)	-
Purchase of notes receivable	(3,000,000)	-
Cash received in purchase majority interest	5,668,384	-
Proceeds from sale of oil and gas interests	950,613	134,222
Net cash used in investing activities	(7,920,996)	(1,861,006)

Cash flows from financing activities:
Proceeds from long-term debt	-	6,217,688
Proceeds from long-term debt - Camber	-	5,600,000
Repayment of Viking long-term debt	(5,543,157)	(19,746,457)
Proceeds from sale of stock to Camber Energy, Inc.	11,000,000	10,900,000
Proceeds from sale of stock	-	7,925
Proceeds from non interest bearing advances from Camber	4,100,000	-
Repayments of Simson Maxwell bank credit facility	(4,007,971)	-
Repayment of amount due to director	-	(31,433)
Proceeds from exercise of warrants	-	38,000
Net cash provided by financing activities	5,548,872	2,985,723

Net increase (decrease) in cash	(4,371,601)	2,200,815
Cash, beginning of year	7,839,539	5,638,724
Cash, end of year	$3,467,938	$7,839,539

Cash paid for interest	$9,559,659	$15,995,430
Cash paid for taxes	$-	$-
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Recognition of asset retirement obligation	-	1,514,328
Recognition of right-of-use asset and lease liability	5,845,810	-
Amortization of right-of-use asset and lease liability	215,998	66,848
Proceeds from sale of oil and gas properties paid directly to reduce debt	-	250,000
Issuance of shares to pay ESG License obligation	2,750,000	-
Issuance of shares as payment of interest on debt	-	115,958
Issuance of shares for services	1,220,023	3,158,771
Issuance of warrants for services	166,753	2,466,531
Issuance of warrants as discount on debt	-	183,214
Issuance of warrants shares as reduction of debt	-	15,000
Issuance of shares in debt conversion	7,762,997	4,350,146
Issuance of shares as discount on debt	141,321	2,444,244
Private placement debt exchanged for new private placement debt	-	654,000
Purchase of working interest through new debt	-	29,496,356
Purchase of working interest through assumption of undistributed revenue	-	798,139
Recognition of beneficial conversion feature as discount on debt	-	2,029,188
Accrued interest rolled into new private placement	-	103,583
Issuance of shares as reduction of debt and accrued expenses	18,900,000	4,110,250
Issuance of shares for prepaid services	1,187,500	-
PPP loan forgiveness	149,600	-
Note payable parent converted to sale of stock	-	9,200,000

The accompanying notes are an integral part of these consolidated financial statements.

VIKING ENERGY GROUP, INC.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

					Additional	Accumulated Other	Retained Earnings		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	(Accumulated	Noncontrolling	Stockholders'
	Number	Amount	Number	Amount	Capital	Loss	Deficit)	Interest	Equity

Balances at December 31, 2019	28,092	$28	13,799,812	$13,800	$38,935,790	$-	$(30,282,763)	$-	$8,666,855

Shares issued for services	-	-	2,462,818	2,463	3,156,308	-	-	-	3,158,771
Warrant exercise	-	-	47,042	47	37,953	-	-	-	38,000
Warrants exercised to reduce debt	-	-	16,667	17	14,983	-	-	-	15,000
Warrants issued for services	-	-	-	-	2,466,531	-	-	-	2,466,531
Warrants issued as debt discount	-	-	-	-	183,214	-	-	-	183,214
Shares issued as debt discouint	-	-	2,320,101	2,320	2,441,924	-	-	-	2,444,244
Shares issued for sale of stock	-	-	26,285,517	26,286	20,081,639	-	-	-	20,107,925
Shares issued for interest	-	-	84,446	84	115,874	-	-	-	115,958
Shares isued in conversion of debt	-	-	3,572,870	3,573	4,346,573	-	-	-	4,350,146
Beneficial conversion features as debt discount	-	-	-	-	2,029,188	-	-	-	2,029,188
Other	-	-	(15)	(1)	1	-	-	-	-
Shares issued as reduction of debt and accrued expenses	-	-	2,905,698	2,906	4,107,344	-	-	-	4,110,250
NCI assigned back to Viking	-	-	-	-	(1,996,511)	-	-	1,996,511	-
Net loss	-	-	-	-	-	-	(61,991,734)	(1,996,511)	(63,988,245)

Balances at December 31, 2020	28,092	$28	51,494,956	$51,495	$75,920,811	$-	$(92,274,497)	$-	$(16,302,163)

Rounding due to reverse split	-	-	1,770	2	-	-	-	-	2
Shares issued for services	-	-	1,722,510	1,722	1,218,301	-	-	-	1,220,023
Shares issued as payment for ESG Clean Energy license	-	-	6,942,691	6,943	2,743,057	-	-	-	2,750,000
Warrants issued for services	-	-	-	-	166,753	-	-	-	166,753
Shares issued as debt discouint	-	-	169,336	169	141,152	-	-	-	141,321
Shares issued for sale of stock to Camber Energy, Inc.	-	-	27,500,000	27,500	10,972,500	-	-	-	11,000,000
Shares issued as reduction of debt and accrued expenses	-	-	16,153,846	16,154	19,605,846	-	-	-	19,622,000
Shares isued in conversion of debt	-	-	5,237,871	5,238	7,757,759	-	-	-	7,762,997
Shares issued for prepaid services	-	-	950,000	950	1,186,550	-	-	-	1,187,500
Shares issued to purchase notes receivable	-	-	857,985	858	533,495	-	-	-	534,353
Foreign currency translation adjustment	-	-	-	-	-	(177,981)		-	(177,981)
Acquisition of Simson-Maxwell Ltd.	-	-	-	-	-	-	-	4,914,274	4,914,274
Net loss	-	-	-	-	-	-	(14,485,847)	(305,003)	(14,790,850)

Balances at December 31, 2021	28,092	$28	111,030,965	$111,031	$120,246,224	$(177,981)	$(106,760,344)	$4,609,271	$18,028,229

The accompanying notes are an integral part of these consolidated financial statements.

VIKING ENERGY GROUP, INC.

Notes to Consolidated Financial Statements

Note 1 Relationship with and Ownership by Camber Energy, Inc.

On December 23, 2020 Camber Energy, Inc. (“Camber”) acquired a 51% interest in Viking Energy Group, Inc. (“Viking” or the “Company”). On January 8, 2021 and July 29, 2021, Camber acquired additional interests in the Company resulting in Camber owning approximately 62% of the outstanding common shares of the Company after the January transaction and approximately 73% of the outstanding common shares of the Company after the July transaction. As a result of subsequent issuances of the Company’s common shares, Camber’s ownership interest is approximately 63% as of December 31, 2021. The December 2020, January 2021 and July 2021 transactions, along with a new merger agreement executed by Viking and Camber in February 2021 are described further below. References below to the Company’s various debt arrangements are described further in Note 8.

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

On December 23, 2020, the First Camber Investor Note was funded, and Viking and Camber closed on Camber’s Investment, with Camber paying the Cash Purchase Price to Viking and cancelling Camber’s Viking Notes, and Viking issuing Camber’s Viking Shares. At the closing, James Doris and Frank Barker, Jr., Viking’s CEO and CFO, were appointed the CEO and CFO of Camber, and Mr. Doris was appointed a member of the Board of Directors of Camber.

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

July 29, 2021 Equity Transaction by Camber in Viking:

On July 29, 2021, the Company entered into a Securities Purchase Agreement with Camber, pursuant to which Camber acquired an additional 27,500,00 shares of Viking common stock for an aggregate purchase price of $11,000,000. As a result, Camber’s ownership increased as of such date to approximately 73% of the issued and outstanding shares of Viking common stock.  As of the date of this report, Camber owns approximately 63% of the issued and outstanding shares of Viking common stock.

Loan Transactions at Camber (Guaranteed by Viking):

Camber executed and delivered the following promissory notes (each a “Note” and collectively, the “Notes”) in favor of Discover Growth Fund, LLC:

a.	Promissory Note dated December 11, 2020 in the principal amount of $6,000,000;

b.	Promissory Note dated December 18, 2020 in the principal amount of $12,000,000;

c.	Promissory Note dated April 23, 2021 in the principal amount of $2,500,000; and

d.	Promissory Note dated December 31, 2021 in the principal amount of $26,315,789.

The Notes have the following terms: (i) Maturity Date of January 1, 2027; (ii) interest rate equal to the WSJ Prime Rate, per annum, payable at Maturity, except if Camber is noted in default in which case, at the option of the lender, the principal and interest are due immediately and the interest rate increases to the maximum rate allowed under the laws of Texas; and (iii) all or a portion of the amount owing under the Notes may, at the lender’s option, be converted into shares of common stock of Camber at price of $1.50 per share.

Camber granted Discover a first-priority security interest in Camber’s Viking Shares and Camber’s other assets pursuant to various pledge agreements and general security agreements, respectively. Viking entered into Guaranty Agreements, guaranteeing repayment of the Notes (see Note 3). Viking also entered into a Security Agreement in favor of Discover granting Discover a first-priority security interest in any assets purchased by Viking with funds advanced to Viking by Camber that were loaned by Discover.

Camber’s Series C Preferred Share Designation

The Certificate of Designation(s) (the “COD”) regarding Camber’s Series C Convertible Preferred Shares requires, among other things, Camber to timely file with the Securities and Exchange Commission all reports required to pursuant to the Exchange Act (the “Reporting Requirement. Any breach under the COD is also a default under the Notes. Camber is not currently in compliance with the Reporting Requirement. Discover has not asserted that Camber is in default under the Notes as a result of Camber failing to satisfy such requirement, but it may do so and, if so, Viking may be called upon to honor its obligations under the Guaranty and Security Agreements executed by Viking in favor of Discover.

Note 2 Company Overview and Operations

Viking Energy Group, Inc. (“Viking”, the “Company”, “we”, “us” or “our”) is a growth-oriented diversified energy company. Through various majority-owned subsidiaries, Viking provides custom energy and power solutions to commercial and industrial clients in North America and owns interests in oil and natural gas assets in the United States. The Company also holds an exclusive license in Canada to a patented carbon-capture system, and owns a majority interest in entities with intellectual property rights to a fully developed, patent pending, proprietary medical & biohazard waste treatment system using ozone technology; and electric transmission and open conductor detection systems. The Company is also exploring other renewable energy-related opportunities and/or technologies, which are currently generating revenue, or have a reasonable prospect of generating revenue within a reasonable period of time.

Custom Energy & Power Solutions:

Simson-Maxwell Acquisition

On August 6, 2021, the Company acquired approximately 60.5% of the issued and outstanding shares of Simson-Maxwell Ltd. (“Simson-Maxwell”), a Canadian federal corporation, for $7,958,159 in cash. Simson-Maxwell manufactures and supplies power generation products, services and custom energy solutions. Simson-Maxwell provides commercial and industrial clients with efficient, flexible, environmentally responsible and clean-tech energy systems involving a wide variety of products, including: CHP (combined heat and power), tier 4 final diesel and natural gas industrial engines, solar, wind and storage. Simson-Maxwell also designs and assembles a complete line of electrical control equipment including switch gear, synchronization and paralleling gear, distribution, Bi-Fuel and complete power generation production controls. Operating for over 80 years, Simson-Maxwell’s seven branches assist with servicing a large number of existing maintenance arrangements and meeting the energy and power-solution demands of the company’s other customers.

Clean Energy and Carbon-Capture System:

In August 2021, the Company entered into a license agreement with ESG Clean Energy, LLC (“ESG”), to utilize ESG’s patent rights and know-how related to stationary electric power generation and heat and carbon dioxide capture (the “ESG Clean Energy System”). The intellectual property licensed by Viking includes certain patents and/or patent applications, including: (i) U.S. Patent No.: 10,774,733, File date: October 24, 2018, Issue date: September 15, 2020, Titled: “Bottoming Cycle Power System”; (ii) European Patent Application No.: EP18870699.8, International File date: October 24, 2018, Titled: “Bottoming Cycle Power System”; (iii) U.S. Patent Application No.: 17/224,200, File date: April 7, 2021, Titled: “Bottoming Cycle Power System” (which was subsequently approved by the U.S. Patent & Trademark Office in March, 2022 (No. 11,286,832); (iv) U.S. Patent Application No.: 17/358,197, File date: June 25, 2021, Titled: “Bottoming Cycle Power System”; (v) U.S. Patent Application No.: 17/448,943, File date: September 27, 2021, Titled: “Systems and Methods Associated With Bottoming Cycle Power Systems for Generating Power and Capturing Carbon Dioxide”; and (vi) U.S. Patent Application No.: 17/448,938, File date: September 27, 2021, Titled: “Systems and Methods Associated With Bottoming Cycle Power Systems for Generating Power, Capturing Carbon Dioxide and Producing Products.

The ESG Clean Energy System is designed to, among other things, generate clean electricity from internal combustion engines and utilize waste heat to capture approximately 100% of the carbon dioxide (CO2) emitted from the engine without loss of efficiency, and in a manner to facilitate the production of certain commodities.  Patent No. 11,286,832, for example, covers the invention of an “exhaust-gas-to-exhaust-gas heat exchanger” that efficiently cools - and then reheats - exhaust from a primary power generator so greater energy output can be achieved by a secondary power source with safe ventilation. Another key aspect of this patent is the development of a carbon dioxide capture system that utilizes the waste heat of the carbon dioxide pump to heat and regenerate the adsorber that enables carbon dioxide to be safely contained and packaged.

The Company intends to sell, lease and/or sub-license the ESG Clean Energy System to third parties using, among other things, Simson-Maxwell’s existing distribution channels. The Company may also utilize the ESG Clean Energy System for its own account, whether in connection with its petroleum operations, Simson-Maxwell’s power generation operations, or otherwise.

Medical Waste Disposal System Using Ozone Technology:

In January 2022, the Company acquired a 51% interest in Viking Ozone Technology, LLC, which owns the intellectual property rights to a fully developed, patent pending, proprietary medical and biohazard waste treatment system using ozone technology. Simson-Maxwell, another majority-owned subsidiary of the Company, has been designated the exclusive worldwide manufacturer and vendor of this system.  The technology is designed to be a sustainable alternative to incineration, chemical, autoclave and heat treatment of bio-hazardous waste, and for the treated waste to be classified as renewable fuel for waste-to-energy (WTE) facilities in many locations around the world.

Open Conductor Detection Technologies:

In February 2022, the Company acquired a 51% interest in two entities, Viking Sentinel Technology, LLC and Viking Protection Systems, LLC, that own the intellectual property rights to fully developed, patent pending, proprietary electric transmission and distribution open conductor detection systems. The systems are designed to detect a break in a transmission line, distribution line, or coupling failure, and to immediately terminate the power to the line before it reaches the ground. The technology is intended to increase public safety and reduce the risk of causing an incendiary event, and to be an integral component within grid hardening and stability initiatives by electric utilities to improve the resiliency and reliability of existing infrastructure.

Oil & Gas Properties

Existing Assets:

The Company, through its wholly-owned subsidiary, Petrodome Energy, LLC (“Petrodome”), owns working interests in oil and gas fields in Texas, Louisiana and Mississippi, which include approximately 7 producing wells, 8 non-producing wells and 1 Salt Water Disposal Well (SWD).

The Company, through its wholly-owned subsidiaries Mid-Con Petroleum, LLC and Mid-Con Drilling, LLC (collectively, the “Mid-Con Entities”) owns working interests in oil fields in Kansas, which include a combination of producing wells, non-producing wells and water injection wells.

Divestitures in 2021:

On October 5, 2021, the Company disposed of all of membership interests of Ichor Energy Holdings, LLC (“Ichor”). The third-party purchaser assumed all of the rights and obligations associated with such membership interests, including the debt and derivatives associated with Ichor and/or its subsidiaries. The Company originally acquired the assets owned by Ichor on December 28, 2018, which at the time included interests in approximately 58 producing wells and approximately 31 salt water disposal wells in Texas and Louisiana.

On October 12, 2021, the Company disposed of all of the membership interests of Elysium Energy Holdings, LLC (“Elysium”). The third-party purchaser assumed all of the rights and obligations associated with such membership interests, including the debt and derivatives associated with Elysium Energy Holdings and/or its subsidiaries. The Company originally acquired the assets owned by Elysium on February 3, 2020, which included interests in approximately 127 wells, along with associated equipment in Texas and Louisiana.

The following table reflects the assets and liabilities assumed, and the resultant gain on the disposition of the membership interests:

			Combined
	Ichor	Elysium	Totals
Liabilities assumed

Long term debt	$50,467,725	$29,065,540	$79,533,265
Derivative liability - hedge contracts	11,394,674	5,617,359	17,012,033
Accounts payable	2,723,855	6,766,200	9,490,055
Undistributed revenues	2,649,830	1,182,282	3,832,112
Asset retirement obligations	2,002,178	2,530,666	4,532,844
Accrued expenses	96,115	488,563	584,678

	69,334,377	45,650,610	114,984,987

Assets assumed
Oil and gas properties, full cost method	55,920,606	24,861,447	80,782,053
Accounts receivable	4,146,858	5,525,485	9,672,343
Cash and equivalent	3,448,979	1,576,912	5,025,891
Other assets	-	47,596	47,596

	63,516,443	32,011,440	95,527,883

Gain on disposition	$5,817,934	$13,639,170	$19,457,104

Note 3 Going Concern

The Company’s consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $(14,485,847) for the year ended December 31, 2021, as compared to a net loss of $(61,991,734) for the year ended December 31, 2020. The loss for the year ended December 31, 2021 was comprised of, among other things, certain non-cash items, including: (i) stock-based compensation of $1,738,145; (ii) accretion of asset retirement obligation of $608,691; (iii) depreciation, depletion & amortization of $7,307,157; (iv) amortization of debt discount of $3,704,049; (v) change in fair value of derivatives of $(17,338,784); (vi) loss on financing settlements of $(4,774,628); and (vii) gain on disposal of membership interests of $19,457,104.

As of December 31, 2021, the Company has a stockholders’ equity of $18,028,229 and total long-term debt of $11,171,508. As of December 31, 2021, the Company has a working capital deficiency of approximately $8,265,027. The largest components of current liabilities creating this working capital deficiency are (i) accounts payable of approximately $8.3 million; (ii) a revolving credit facility with a balance of approximately $5.1 million as of December 31, 2021 due in June of 2022; and (iii) an amount due for non-interest-bearing loans from Camber Energy, Inc. in the amount of $4.1 million with no stipulated repayment terms.

As further described in Note 1, Viking has Guaranteed Camber Energy’s indebtedness to Discover, as well as entered into a Security Agreement in favor of Discover granting Discover a first-priority security interest in any assets purchased by Viking with funds advanced to Viking by Camber that were loaned by Discover. Camber has not filed with the Securities and Exchange Commission all reports required to pursuant to the Exchange Act, which is a default under the COD in connection with Camber’s Series C Preferred shares. Any breach under the COD is also a default under the promissory notes executed by Camber in favor of Discover. Discover has not asserted that Camber is in default under the promissory notes as a result of Camber failing to satisfy such reporting requirement, but it may do so and, if so, Viking may be called upon to honor its obligations under the Guaranty and Security Agreements executed by Viking in favor of Discover. The Company believes the likelihood that it will be required to perform under the guarantee to be remote and has not recognized a liability associated with any performance obligations of the guarantee.

These conditions (primarily related to debt maturities and the Discover guarantee) raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to utilize the resources in place to generate future profitable operations, to develop additional acquisition opportunities, and to obtain the necessary financing to meet its obligations and repay its liabilities arising from business operations when they come due. Management believes the Company may be able to continue to develop new opportunities and may be able to obtain additional funds through debt and / or equity financings to facilitate its business strategy; however, there is no assurance of additional funding being available. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

Note 4 – Restatement of previously issued statement of operations for the year ended December 31, 2020

As disclosed in Note 1, on or about December 23, 2020, the Company terminated its proposed 2020 Merger Agreement with Camber. As a result of such termination, as well as in connection with an acquisition by Camber of 51% of Viking’s common stock on the same date, on December 24, 2020, the Company deemed it necessary to restore the previous voting rights in case for any reason there could not be a full combination of Camber and Viking in the future, and therefore filed an amended Certificate of Designation (the “December Amendment “) regarding its Series C Preferred Shares, which, among other things, modified the conversion and voting entitlements associated with the Preferred Shares. The voting entitlements were increased from 4,900 votes per share to 37,500 votes per share, and the conversion entitlements were increased from 4,900 shares of common for 1 share of preferred to 37,500 shares of common for 1 share of preferred, increasing the number of common shares issuable upon conversion from 137,650,800 to 1,053,450,000, or on a post-reverse-stock-split basis (1 for 9) from 15,294,533 to 117,050,000.

The modification of preferred stock rights that includes adding a substantive conversion option requires the recognition of a deemed dividend in accordance with ASC 260-10-S99-2 in determining net income or loss attributable to common shareholders as reported in the Statement of Operations and utilized computing earnings or loss per common share. Such a deemed dividend has no impact on the Company’s (i) balance sheet, (ii) reported revenues and expenses, and (iii) statement of cash flows.

The Company has determined to recognize the fair value of the deemed dividend in the amount of $42,002,301 by restating the statement of operations for the year ended December 31, 2020; such deemed dividend had not been previously recognized. The Company used a dilutive effect methodology to determine the fair value of the deemed dividend.  Using this methodology, the issuance of an additional 117,050,000 common shares represented an approximate 69% dilution to the common shareholders.  The Company, determined the fair value of such a dilution by determining the approximate fair value of the Company using a three-day average of the Company’s stock price on and before the date of the modification of the preferred stock rights.

The table below sets forth changes to the statement of operations for the year ended December 31, 2020:

For the Twelve Months Ended December 31, 2020	As previously reported	Adjustments	Restated

Revenue
Oil and gas sales	$40,266,780		$40,266,780

Operating expenses			-
Lease operating costs	19,075,749		19,075,749
Impairment of oil and gas properties	37,500,000		37,500,000
General and administrative	4,966,059		4,966,059
Stock based compensation	5,625,302		5,625,302
Accretion asset retirement obligations	1,111,266		1,111,266
Depreciation, depletion & amortization	13,513,735		13,513,735
Total operating expenses	81,792,111		81,792,111

Income (Loss) from operations	(41,525,331)		(41,525,331)

Other income (expenses)
Interest expense	(19,697,942)		(19,697,942)
Amortization of debt discount	(7,321,178)		(7,321,178)
Change in fair value of derivatives	5,485,573		5,485,573
Loss on debt settlement	(931,894)		(931,894)
Interest and other income	2,527		2,527
Total other income (expenses)	(22,462,914)		(22,462,914)

Net loss before income taxes	(63,988,245)		(63,988,245)
Income tax benefit (expense)	-		-
Net loss	(63,988,245)		(63,988,245)
Net loss attributable to noncontrolling interest	1,996,511		1,996,511
Net loss attributable to Viking Energy Group, Inc.	(61,991,734)		(61,991,734)
Preferred stock deemed dividends	-	(42,002,301)	(42,002,301)
Net loss attributable to common stockholders	$(61,991,734)	(42,002,301)	$(103,994,035)

Loss per weighted average number of common shares outstanding basic and diluted	$(2.34)	$(1.59)	$(3.93)
Weighted average number of common shares outstanding basic and diluted	26,459,006	26,459,006	26,459,006

The accompanying notes are an integral part of these consolidated financial statements.

Note 5  Summary of Significant Accounting Policies

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

b) Basis of Consolidation

The financial statements presented herein reflect the consolidated financial results of the Company, its wholly owned subsidiaries, Mid-Con Petroleum, LLC, Mid-Con Drilling, LLC, and Mid-Con Development, LLC, which were all formed to provide a base of operations for properties in the Central United States, and Petrodome Energy, LLC, based in Houston, Texas which provides a base of operations to facilitate property acquisitions in Texas, Louisiana and Mississippi. Additionally, these financial statements also include financial results of Simson-Maxwell using the equity method from August 6, 2021 through October 18, 2021, and consolidated results subsequent to October 18, 2021. All significant intercompany transactions and balances have been eliminated.

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

d) Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. Significant areas requiring the use of management estimates relate to impairment of long-lived assets, goodwill, fair value of commodity derivatives, stock-based compensation, asset retirement obligations, and the determination of expected tax rates for future income tax recoveries.

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

e) Financial Instruments

Accounting standards require disclosure of the fair value of financial instruments held by the Company and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measurement. The carrying amounts reported in the consolidated balance sheets for deposits, accrued expenses and other current liabilities, accounts payable, derivative liabilities, amount due to director, and convertible notes each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

Assets and liabilities measured at fair value as of and for the year ended December 31, 2020 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial Assets
Commodity Derivative		-	1,220,209	-	6,227,390
		$-	$1,220,209	$-	$6,227,390

Financial liabilities
Commodity Derivative		-	893,458	-	(741,818)
	$		$893,458	$-	$(741,818)

The Company had entered into certain commodity derivative instruments containing swaps and collars, which management believes were effective in mitigating commodity price risk associated with a portion of its future monthly natural gas and crude oil production and related cash flows. The Company did not designate its commodities derivative instruments as hedges and therefore did not apply hedge accounting. Changes in fair value of derivative instruments subsequent to the initial measurement are recorded as change in fair value on derivative liability, in other income (expense). The estimated fair value amounts of the Company’s commodity derivative instruments have been determined at discrete points in time based on relevant market information which resulted in the Company classifying such derivatives as Level 2. Although the Company’s commodity derivative instruments are valued using public indices, as well as the Black-Sholes model, the instruments themselves are traded with unrelated counterparties and are not openly traded on an exchange.

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

The Company had also entered into collar agreements related to oil and gas production with established floors and ceilings. Upon settlement, if the current market price of the commodity is below the floor, the Company receives the difference. Conversely, if the current market price of the commodity is above the ceiling at settlement, the Company pays the excess over the ceiling price.

Although the Company was exposed to credit risk to the extent of nonperformance by the counterparties to these derivative contracts, the Company did not anticipate such nonperformance and monitors the credit worthiness of its counterparties on an ongoing basis.

The Company’s derivatives above were all held by Ichor Energy Holdings and Elysium Energy Holdings. As described in Note 2, these derivative contracts were assumed by third parties in October 2021.

f) Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investment securities that have original maturities of three months or less. At December 31, 2021 and December 31, 2020, the Company has cash deposits in excess of FDIC insured limits in the amounts of $2,246,407and $3,726,783 respectively.

g) Accounts receivable

Accounts receivable for the Company’s oil and gas operations consist of purchaser receivables and joint interest billing receivables. The Company evaluates these accounts receivable for collectability and, when necessary, records allowances for expected unrecoverable amounts. The Company has recorded an allowance for doubtful accounts of $754,472 at December 31, 2021 and $217,057 at December 31, 2020

The Company extends credit to its power generation customers in the normal course of business. The Company performs ongoing credit evaluations and generally do not require collateral. Payment terms are generally 30 days. The Company carries its trade accounts receivable at invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based upon management’s estimates that include a review of the history of past write-offs and collections and an analysis of current credit conditions. As of December 31, 2021, the Company established a reserve for doubtful accounts of approximately $31,606. The Company does not accrue interest on past due accounts receivable.

h) Inventory

Inventories are stated at the lower of cost or net realizable value, and consist of parts, equipment and work in process on the first-in, first-out (“FIFO”) method. Work-in-process and finished goods included the cost of materials, direct labor and overhead. At the closing of each reporting period, the Company evaluates its inventory in order to adjust the inventory balance for obsolete and slow-moving items.

Inventory consisted of the following at December 31, 2021:

Units and work in process	$4,125,451
Parts	2,920,045
7,045,496
Reserve for obsolescence	(1,555,061)
$5,490,435

i) Notes Receivable

As of December 31, 2021, note’s receivable included three secured promissory notes due from New Rise Processing Reno, LLC in the amounts of $1,500,000, $500,000, and $1,000,000, for a combined total of $3,000,000. The notes are secured by a 20% membership interest in RESC /Renewable Holdings, LLC, and bear interest at a rate of 10% per annum and with a maturity date of June 30, 2022.

j) Prepaid expenses

Prepaid expenses represent amounts paid in advance through the issuance of restricted shares of stock for future contractual benefits to be received. These advances are amortized over the life of the contract using the straight-line method.

k) Oil and Gas Properties

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

l) Limitation on Capitalized Costs

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

m) Oil and Gas Reserves

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

n) Investment in Unconsolidated Entity

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

For the period from August 6, 2021 (the date acquired) through October 18, 2021 Simson-Maxwell had total revenues of approximately $3.8 million and net loss of approximately $300,000. The table below shows the changes in the Investment in Unconsolidated Entities through October 18, 2021:

Investment Balance
Carrying amount - December 31, 2020	$-
Investment in Simson-Maxwell	7,958,159
Proportionate share of earnings (loss)	(178,942)
Carrying amount – October 18, 2021	$7,779,217

On October 18, 2021, the shareholder agreement was amended, resulting in Viking having control over Simson-Maxwell. As a result, commencing with the date of the amendment, the Company has included Simson-Maxwell in its consolidation.

o) Accounting for leases

The Company uses the right-of-use (“ROU”) model to account for leases where the Company is the lessee, which requires an entity to recognize a lease liability and ROU asset on the lease commencement date. A lease liability is measured equal to the present value of the remaining lease payments over the lease term and is discounted using the incremental borrowing rate, as the rate implicit in the Company’s leases is not readily determinable. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. Lease payments include payments made before the commencement date and any residual value guarantees, if applicable. When determining the lease term, the Company includes option periods that it is reasonably certain to exercise as failure to renew the lease would impose a significant economic detriment.

For operating leases, minimum lease payments or receipts, including minimum scheduled rent increases, are recognized as rent expense where the Company is a lessee on a straight-line basis (“Straight-Line Rent”) over the applicable lease terms. The excess of the Straight-Line Rent over the minimum rents paid is included in the ROU asset where the Company is a lessee. Short-term lease cost for operating leases includes rental expense for leases with a term of less than 12 months.

The Company elected the package of practical expedients permitted under the transition guidance for the revised lease standard, which allowed Viking to carry forward the historical lease classification, retain the initial direct costs for any leases that existed prior to the adoption of the standard and not reassess whether any contracts entered into prior to the adoption are leases. The Company also elected to account for lease and non-lease components in lease agreements as a single lease component in determining lease assets and liabilities. In addition, the Company elected not to recognize the right-of-use assets and liabilities for leases with lease terms of one year or less.

p) Business Combinations

The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer lists, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

q) Goodwill

Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is subject to impairment testing at least annually and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. FASB ASC Topic 350 provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after completing the assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company will proceed to a quantitative test. The Company may also elect to perform a quantitative test instead of a qualitative test for any or all of our reporting units. The test compares the fair value of an entity’s reporting units to the carrying value of those reporting units. This quantitative test requires various judgments and estimates. The Company estimates the fair value of the reporting unit using a market approach in combination with a discounted operating cash flow approach. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit.

The Company preliminarily recorded goodwill of $252,290 in connection with the October 18, 2021 acquisition of Simson-Maxwell. As of December 31, 2021, there were no indicators of potential impairment of goodwill. The Company plans to perform its goodwill impairment test annually in September.

r) Intangible assets

Intangible assets include amounts capitalized for the Company’s license agreement with ESG Clean Energy, LLC as described in Note 2. This asset is amortized on a straight-line basis over the remaining life of the related patents being licensed, which is approximately 16 years.

Additionally, with the acquisition of Simson-Maxwell, the Company identified other intangible assets consisting of customer relationships (which is being amortized on a straight-line basis over 10 years) and Simson-Maxwell brand (which is not being amortized) with an aggregate appraised fair value $3,908,126.

The Company reviews these intangible assets, at least annually, for possible impairment when events or changes in circumstances that the assets carrying amount may not be recoverable. In evaluating the future benefit of its intangible assets, the Company estimates the anticipated undiscounted future net cash flows of the intangible assets over the remaining estimated useful life. If the carrying amount is not recoverable, an impairment loss is recorded for the excess of the carrying value of the asset over its fair value.

s) Income (loss) per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding and adjusted by any effects of warrants and options outstanding during the period, if dilutive. For the twelve months ended December 31, 2021 there were approximately 9,501,315 common stock equivalents that were omitted from the calculation of diluted income per share as they were anti-dilutive.

t) Revenue Recognition

Oil and Gas Revenues

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

The following table disaggregates the Company’s revenue by source for the years ended December 31, 2021 and 2020:

	Years Ended
	December 31,
	2021	2020
Oil	$25,182,558	$24,070,203
Natural gas and natural gas liquids	13,995,997	9,630,895
Settlement on Hedge Contracts	(6,896,901)	6,009,454
Other	1,398,025	826,228
	$33,679,679	$40,266,780

Power Generation Revenues

Through its 60.5% ownership in Simson-Maxwell, the Company manufactures and sells power generation products, services and custom energy solutions. Simson-Maxwell provides commercial and industrial clients with emergency power generation capabilities. Simson Maxwell’s derives its revenues as follows:

1.

Sale of power generation units. Simson-Maxwell manufactures and assembles power generation solutions. The solutions may consist of one or more units and are generally customized for each customer. Contracts are required to be executed for each customized solution. The contracts generally require customers to submit non-refundable progress payments for measurable milestones delineated in the contract. The Company considers the completed unit or units to be a single performance obligation for purposes of revenue recognition and recognizes revenue when control of the product is transferred to the customer, which typically occurs upon shipment or delivery to the customer. Sales, use, value add and other similar taxes assessed by governmental authorities and collected concurrent with revenue-producing activities are excluded from revenue. Progress payments are recognized as contract liabilities until the completed unit is delivered. Revenue is measured as the amount of consideration the Company expects to be entitled in exchange for the transfer of the units, which is generally the price stated in the contract. The Company does not allow returns because of the customized nature of the units and does not offer discounts, rebates, or other promotional incentives or allowances to customers. Simson-Maxwell has elected to recognize the cost for freight activities when control of the product has transferred to the customer as an expense within cost of goods.

At the request of certain customers, the Company will warehouse inventory billed to the customer but not delivered. Unless all revenue recognition criteria have been met, the Company does not recognize revenue on these transactions until the customer takes possession of the product.

F-23

2.

Parts Revenue- Simpson Maxwell sells spare parts and replacement parts to its customers. Simson-Maxwell is an authorized parts distributor for a number of national and international power generation manufacturers. The Company considers the purchase orders for parts, which in some cases are governed by master sales agreements, to be the contracts with the customers. For each contract, the Company considers the commitment to transfer products, each of which is distinct, to be the identified performance obligations. Revenue is measured as the amount of consideration the Company expects to be entitled in exchange for the transfer of product, which is generally the price stated in the contract specific for each item sold, adjusted for the value of expected returns. Sales, use, value add and other similar taxes assessed by governmental authorities and collected concurrent with revenue-producing activities are excluded from revenue. Simson-Maxwell has elected to recognize the cost for freight activities when control of the product has transferred to the customer as an expense within cost of goods sold in the consolidated statements of comprehensive income. Parts revenues are recognized at the point in time when control of the product is transferred to the customer, which typically occurs upon shipment or delivery to the customer.

3.

Service and repairs- Simson-Maxwell offers service and repair of various types of power generation systems. Service and repairs are generally performed on customer owned equipment and billed based on labor hours incurred. Each repair is considered a performance obligation. As a result of control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. Simson-Maxwell generally uses the cost-to-cost measure of progress for its service work because the customer controls the asset as it is being serviced. Most service and repairs are completed within one or two days.

The following table disaggregates Simson-Maxwell’s revenue by source for the period October 18, 2021 (the date the Company obtained control) to December 31, 2021:

Power Generation Units	$931,932
Parts	675,145
Total Units and Parts	1,607,077
Service and repairs	2,701,208
$4,308,285

 u) Income Taxes

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

v) Stock-Based Compensation

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

The following table represents stock warrant activity as of and for the year ended December 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding – December 31, 2020	7,111,021	0.99	5.22 years	-
Granted	300,000	0.86	1.31 years	-
Exercised	-	-	-	-
Forfeited/expired/cancelled	(104,167)		-	-

Warrants Outstanding – December 31, 2021	7,306,854	$0.81	4.90 years	$-

Outstanding Exercisable – December 31, 2021	7,306,854	$0.81	4.90 years	$-

w) Impairment of long-lived assets

The Company, at least annually, is required to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset’s expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the years ended December 31, 2021 and 2020.

x) Accounting for Asset Retirement Obligations

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

The following table describes the changes in the Company’s asset retirement obligations for the year ended December 31, 2021:

	Years Ended
	December 31,
	2021	2020
Asset retirement obligation – beginning	$6,164,231	$3,538,637
Oil and gas purchases	-	1,514,328
Disposals and settlements	(4,661,272)	-
Accretion expense	608,691	1,111,266
Asset retirement obligation – ending	$2,111,650	$6,164,231

y) Undistributed Revenues and Royalties

The Company records a liability for cash collected from oil and gas sales that have not been distributed. The amounts get distributed in accordance with the working interests of the respective owners.

z) Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions.

Oil and Gas

The Company’s oil and gas customer base is made up of purchasers of oil and natural gas produced from the Company’s properties. The Company attempts to limit the amount of credit exposure to any one company through procedures that include credit approvals, credit limits and terms.  The Company believes the credit quality of its customer base is high and has not experienced significant write-offs in its accounts receivable balances.

Power Generation

As of December 31, 2021,  three customers accounted for approximately 12% each of our power generation trade accounts receivable balance, and  one of the three represented approximately 11% of our power generation total revenue for the period from October 18, 2021 (the acquisition date of Simson-Maxwell) through December 31, 2021.

aa) Subsequent events

The Company has evaluated all subsequent events from December 31, 2021 through the date of filing of this report.

Note 6. Acquisition of Simson-Maxwell

Effective August 6, 2021, Viking entered into a Share Purchase Agreement with Simmax Corp., (“Simmax”), Remora EQ LP, (“Remora”), and Simson-Maxwell Ltd., (“Simson”), pursuant to which Viking agreed to purchase 419 Class A Common Shares of Simson from Simmax and 555 Class A Common Shares of Simson from Remora for a total purchase price of CA$3,998,045 (approx. US$3,198,936) (the “Purchase Price”).

Simultaneously, effective August 6, 2021, Viking entered into a Subscription Agreement with Simson (the “Subscription Agreement”), pursuant to which Viking agreed to purchase from Simson 1,462 Class A Common Shares of Simson for a purchase price of CA$6,001,641.58 (approx. US $4,799,009. (the “Subscription Price”).

These acquisitions resulted in Viking owning a total of 2,436 Class A Common Shares of Simson, representing approximately 60.5% of the total issued and outstanding shares of Simson.

Also on August 6, 2021, Viking entered into a Unanimous Shareholders Agreement with Simmax, Remora and Simson regarding the ownership and governance of Simson, and pursuant to which Viking shall nominate two members of the Board of Directors of Simson, Simmax shall nominate one member of the Simson Board, Remora shall nominate one member of the Simson Board, and Viking, Remora and Simmax shall jointly nominate the fifth member of the Simson Board.

The August 6, 2021 amendment also contained certain provisions that required 2/3rds majority of the Board to vote for changes in the capital budget of the company, capital expenditures in excess of $250k and other provisions generally considered to be participatory rights, which would preclude Viking from consolidating Simson.

On October 18, 2021, the company amended the Unanimous Shareholders Agreement with Simmax, Remora and Simson to increase the number of board member to 5 with three board members nominated by Viking and to require two thirds approval of the board of directors only for matters affecting issuance of dilutive shares, dissolution of Simson and other matters that generally would protect non-controlling shareholders.  The changes to the Unanimous Shareholders Agreement on October 18, 2021 rescinded the two thirds Board approval requirement for all matters except those that are protective in nature, at which point, Viking obtained control of Simson.

As a result, Simson-Maxwell is included in the accompanying consolidated financial statements under the equity method from August 6, 2021 to October 18, 2021 and is consolidated from the effective date (October 18, 2021) of the acquisition. The recorded cost of this acquisition was based upon the fair market value of the assets acquired based on an independent valuation.

The total value of the consideration given was determined as follows:

Cash consideration – August 6, 2021	$7,958,159
Equity in earnings (losses) through October 18, 2021	(178,942)

Total value of consideration given – October 18, 2021	$7,779,217

The preliminary fair values of assets acquired and liabilities assumed in connection with this acquisition are as follows:

Total Purchase Price	$7,779,217

Fair Value of Assets and Liabilities including the recognition of a 39.5% noncontrolling interest
Cash	$5,668,384
Accounts receivable	7,559,748
Inventory	5,819,612
Prepaid expenses	288,032
Fixed assets	1,397,187
Identifiable intangible assets	3,908,126
Accounts payable	(5,475,967)
Accrued expenses and other liabilities	(948,669)
Bank credit facility	(4,007,971)
Related party liabilities - net	(422,682)
Promissory notes payable	(1,344,599)
Noncontrolling interest recognized at fair value acquisition	(4,914,274)
Total fair value of acquisition	7,526,927

Fair value of goodwill	$252,290

The Company is still in the process of determining fair value for certain assets and liabilities.  All amounts are considered preliminary and subject to adjustment.

The Company has determined, on a provisional basis, a valuation of goodwill and noncontrolling interest, which approximate $252,290 and $4,914,275, respectively. Goodwill is driven by other intangible assets that do not qualify for separate recognition and is not deductible for tax purposes.

Proforma unaudited condensed selected financial data for the years ended December 31, 2021 and 2020 as though this acquisition had taken place at January 1, 2020 are as follows:

	Years Ended December 31,
	2021	2020

Revenues	$57,253,896	$63,597,715
Net Loss (excludes unrealized gains / losses)	$(17,250,096)	$(61,584,978)

Loss per share	$(0.21)	$(2.33)

Note 7.  Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification and geographical cost center for the year ended December 31, 2021:

	December 31,			December 31,
	2021	Adjustments	Impairments	2020
Proved developed producing oil and gas properties
United States cost center	$81,352,074	$(63,935,968)	$-	$17,416,106
Accumulated depreciation, depletion and amortization	(16,648,321)	5,841,413	-	(10,806,908)
Proved developed producing oil and gas properties, net	$64,703,753	$(58,094,555)	$-	$6,609,198

Undeveloped and non-producing oil and gas properties
United States cost center	47,209,269	(25,126,940)	-	22,082,329
Accumulated depreciation, depletion and amortization	(9,756,586)	(4,109,370)	-	(13,865,956)
Undeveloped and non-producing oil and gas properties, net	$37,452,683	$(29,236,310)	$-	$8,216,373
Total Oil and Gas Properties, Net	$102,156,436	$(87,330,865)	$-	$14,825,571

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

Note 8. Intangible Assets

ESG Clean Energy License

The Company’s intangible assets include costs associated with securing in August 2021 an Exclusive Intellectual Property License Agreement with ESG Clean Energy, LLC (“ESG”), pursuant to which the Company received (i) an exclusive license to ESG’s patent rights and know-how related to stationary electric power generation (not in connection with vehicles), including methods to utilize heat and capture carbon dioxide in Canada, and (ii) a non-exclusive license to the intellectual property in up to 25 sites in the United States that are operated by the Company or its affiliates.

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

With respect to the payments noted in (i) and (ii) above, totaling $3,500,000, on or about November 22, 2021, the Company paid $500,000 to or on behalf of ESG and ESG elected to accept $2,750,000 in shares of Viking’s common stock at the applicable conversion price, resulting in 6,942,691 shares, leaving a balance owing by Viking of $250,000 which was paid by Viking in January 2022.

Viking’s exclusivity with respect to Canada shall terminate if minimum continuing royalty payments to ESG are not at least equal to the following minimum payments based on the date that ESG first begins capturing carbon dioxide and selling for commercial purposes one or more commodities from a system installed and operated by ESG using the Intellectual Property (the “Trigger Date”):

Minimum Payments
Years from the Trigger Date:	For Year Ended
Year two	$500,000
Year three	750,000
Year four	1,250,000
Year five	1,750,000
Year six	2,250,000
Year seven	2,750,000
Year eight	3,250,000
Year nine and after	3,250,000

If the continuing royalty percentage is adjusted jointly by the parties downward from the maximum of 15%, then the minimum continuing royalty payments for any given year from the Trigger Date shall also be adjusted downward proportionally.

The Company recognized amortization expense of $114,175 for the year ended December 31, 2021. The estimated future amortization expense for each of the next five years is $304,465 per year.

The ESG Clean Energy intangible asset consisted of the following at December 31, 2021 and December 31, 2020:

	Years Ended
	December 31,
	2021	2020
ESG Clean Energy License	$5,000,000	$-
Accumulated amortization	(114,175)	-
	$4,885,825	$-

Other intangibles – Simson-Maxwell – Customer Relationships and Brand

On October 18, 2021, the Company completed the acquisition of Simson-Maxwell, and allocated a portion of the purchase price to Customer Relationships with a fair value of $1,677,453 and an estimated useful life of 10 years, and the Simmax Brand with a fair value of $2,230,673 and an indefinite useful life.

The Company recognized amortization expense for the Customer Relationship intangible of $34,009 for the year ended December 31, 2021. The estimated future amortization expense for each of the next five years is $167,745 per year.

As the Simmax Brand intangible fair value is deemed to have an indefinite like, the Company periodically reviews its fair value to determine if an impairment charge should be recognized. The Company did not recognize any impairment for the year ended December 31, 2021.

The Other intangibles – Simson-Maxwell consisted of the following at December 31, 2021 and December 31, 2020:

	Years Ended
	December 31,
	2021	2020
Simmax Brand	$2,230,673	$-
Customer Relationships	1,677,453	-
Accumulated amortization	(34,009)	-
	$3,874,117	$-

Note 9.  Related Party Transactions

The Company’s CEO and director, James Doris, renders professional services to the Company through AGD Advisory Group, Inc., an affiliate of Mr. Doris’s. As of December 31, 2021, the total amount due to AGD Advisory Group, Inc. is $270,000 and is included in accounts payable. Additionally, Mr. Doris has made several loans through promissory notes to the Company, all accruing interest at 12%, and payable on demand. During the twelve months ended December 31, 2021, the Company made payments totaling $63,319 toward principal and interest associated with these loans, and Mr. Doris in separate transactions sold $506,000 of his loans to independent third parties. As of December 31, 2021, there are no remaining balances due to Mr. Doris for these loans.

The Company’s CFO, Frank W. Barker, Jr., renders professional services to the Company through FWB Consulting, Inc., an affiliate of Mr. Barker’s. As of December 31, 2021 and 2020, the total amount due to FWB Consulting, Inc. was $341,968 and $221,968, respectively and is included in accounts payable.

The following table summarizes the balance as of December 31, 2021 and 2020:

	Years ended
	December 31,
	2021	2020
Due to Mr. James A. Doris demand loans	$-	$559,122
Due to AGD Advisory Group, Inc.	270,000	-
Due to FWB Consulting, Inc.	341,968	221,968

Simson-Maxwell

Simson-Maxwell was a privately held Canadian company that was formerly a part of a consolidated group, Simmax Corp.  At the time of the acquisition, Simson-Maxwell had intercompany balances due to/due from Simmax Corp., a receivable from Adco Power Ltd. and its majority owner and had entered into various note agreements with certain employees, officers, family members and entities owned or controlled by such individuals.  As of December 31, 2021, Simmax Corp had a 17% noncontrolling interest in Simson-Maxwell.  Viking assumed the intercompany balances and the loan agreements in connection with the acquisition.  Simson-Maxwell conducts business with Adco Power Ltd., an entity owned and controlled by an employee and officer of Simson Maxwell.  Adco Power Ltd. is an industrial, electrical and mechanical construction company.

During the period October 18, 2021 to December 31, 2021 revenues from Adco Power Ltd. were approximately $36,000.

The balances of the related party receivables and payables as of December 31, 2021 are as follows:

December 31, 2021

Related party receivable
Simmax Corp	1,913,786
Adco Power Ltd. and majority owner	2,921,367
Total	4,835,153

Related party Payable
Simmax Corp	1,858,405
Adco Power Ltd.	3,011,615
Total	4,870,020

Net (due to) due from	(34,867)

Net (due to) due from
Simmax Corp.	55,381
Adco Power Ltd. and majority owner	(90,248)

Total	(34,867)

The notes payable to related parties as of December 31, 2021 are as follows:

Notes payable to related parties (loans from certain employees, officers, family members and entities owned or controlled by such individuals). The notes bear interest at six percent per annum with monthly principal and interest payments and a maturity date of December 31, 2023.	788,920

Total notes payable to related parties	788,920
Less current portion of notes payable- related parties	(64,418	) )
Notes payable- related parties, net of current portion	$724,502

Due to Camber Energy, Inc.

During 2021, Camber made various cash advances to the Company.  The advances are non-interest bearing and stipulate no repayment terms or restrictions.  Camber owns 63% of the Company but does not have a controlling financial interest.  As of December 31, 2021, the amounts due to Camber aggregated $4,100,000.

Note 10. Noncontrolling Interest

As described in Note 5, on October 18, 2021, the Company acquired 60.5% of Simson-Maxwell. At the time of the acquisition, the fair value of the noncontrolling interest was independently determined by a valuation specialist.

The following discloses the effects of changes in the Company’s ownership interest in Simson-Maxwell, and on the Company’s equity for the year ended December 31, 2021:

Noncontrolling interest - January 1, 2021	$-

Transfers to the noncontrolling interest
Recognition of noncontrolling interest at fair value	4,914,724

Net loss attributable to noncontrolling interest	(305,003)

Noncontrolling interest - December 31, 2021	$4,609,721

Note 11. Equity

(a) Preferred Stock

The Company is authorized to issue 5,000,000 shares of Preferred Stock, par value $0.001 per share (the “Preferred Stock”), of which 50,000 have been designated as Series C Preferred Stock (the “Series C Preferred Stock”). As of December 31, 2021 there were 28,092 shares of Series C Preferred Stock issued and outstanding, all of which are held by the Company’s CEO, James Doris. Pursuant to the Certification of Designation of the Series C Preferred Stock, as amended (and pursuant to a Certificate of Correction to the Certificate of Designation of the Series C Preferred Stock filed with the State of Nevada on or about January 20, 2022), (i) the holders of the Series C Preferred Stock have no voting rights until the later of July 1, 2022, or the date on which Camber is no longer entitled to own at least 51% of the outstanding shares of Viking’s common stock (the “Voting Trigger Date”); and (ii) each share of Series C Preferred Stock is only convertible into one share of common stock, except that upon any business combination of Viking and Camber whereby Camber acquires substantially all of the outstanding assets or common stock of Viking (a “Combination”), the Series C Preferred Stock would convert into the greater of (A) 25,000,000 common shares of Camber (or a number of preferred shares of Camber convertible into that number of common shares of Camber), or (B) that number of common shares of Camber that 25,000,000 shares of Viking common stock at that time would be convertible or exchange into in the Combination (or a number of preferred shares of Camber convertible into such number of common shares of Camber). After the Voting Trigger Date, each share of Series C Preferred Stock entitles the holder thereof to 37,500 votes on all matters submitted to the vote of the stockholders of the Company.

(b) Common Stock

On January 5, 2021 the Company filed a Certificate of Amendment with the Secretary of State of the State of Nevada to effect a reverse split of the Company’s common stock at a ratio of 1-for-9 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each nine (9) pre-split shares of common stock outstanding were automatically combined into one (1) new share of common stock. Unless otherwise stated, all share and per shares numbers in this Annual Report on Form 10-K have been adjusted to reflect the Reverse Stock Split.

During the twelve months ended December 31, 2021, the Company issued shares of its common stock as follows:

•	1,722,510 shares of common stock issued for services valued at fair value on the date of the transactions, totaling $1,220,022.

•	169,336 shares of common stock issued as discount on debt valued at fair value on the date of the transaction totaling $141,321.

•	16,153,846 shares of common stock issued pursuant to a subscription agreement for $18,900,000 (see Note 1)

•	27,500,000 shares of common stock issued pursuant to a Securities Purchase Agreement for $11,000,000 (see Note 1)

•

5,237,871 shares of common stock issued in settlement of debt and short-term borrowings, valued at fair value on the date of the transaction totaling $7,762,997, and resulting in a loss on financing settlements of $3,834,593.

•	950,000 shares of common stock issued as prepaid equity-based compensation, totaling $1,187,500.

•

857,985 shares of common stock issued to purchase certain notes receivable from Simson-Maxwell Ltd., held by related parties valued at fair value on the date of the transaction totaling $534,353 resulting in a loss on financing settlements of $13,504

•

6,942,691 shares of common stock with a fair value of $5,515,968, issued in satisfaction of $2,750,000 of license obligation payments associated with the purchase of the ESG Clean Energy license at a contractually stipulated rate of $0.396 per share

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

Note 12. Long-Term Debt and Other Short-Term Borrowings

Long term debt and other short-term borrowings consisted of the following at December 31, 2021 and 2020:

	December 30, 2021	December 31, 2020

Long-term debt:

On June 13, 2018, the Company borrowed $12,400,000 pursuant to a revolving line of credit facility with a maximum principal amount of $30,000,000 from Crossfirst Bank, bearing interest 1.5% above a base rate equal to the prime rate of interest published by the Wall Street Journal. Principal is payable at $100,000 monthly through the amended maturity date of July 5, 2022, at which time all remaining unpaid principal and accrued interest is due. The loan is secured by a mortgage on all of the oil and gas leases of Petrodome Energy, LLC and its subsidiaries, a security agreement covering all of Petrodome Energy, LLC’s assets and a guaranty by Viking Energy Group, Inc. The balance shown is net of unamortized discount of $0 at December 31, 2021 and at December 31, 2020

	5,140,000	6,490,000

On December 28, 2018, to facilitate the acquisition of certain oil and gas assets, the Company, through its subsidiary, Ichor Energy LLC, entered into a Term Loan Credit Agreement with various lenders represented by ABC Funding, LLC as administrative agent. The agreement provided for a total loan amount of $63,592,000, bearing interest at a rate per annum equal to the greater of (i) a floating rate of interest equal to 10% plus LIBOR, and (ii) a fixed rate of interest equal to 12%, payable monthly on the last day of each calendar month, commencing January 31, 2019. Principal payments are made quarterly at 1.25% of the initial loan amount, commencing on the last business day of the fiscal quarter ending June 30, 2019. On June 3, 2020, the Term Loan Credit Agreement was amended to reduce the permitted Asset Coverage Ratio for the fiscal quarters ending March 31, 2020, June 30, 2020 and September 30, 2020 from 1.35:1.00 to 1.15:1.00. Additionally, the First Amendment revises the interest rate under the Term Loan for the period from May 16, 2020 a per annum interest rate (i) if, as of the last day of the immediately preceding fiscal quarter, the Asset Coverage Ratio is less than 1.50:1.00, then the interest rate is the greater of (x) a floating rate of interest equal to 11.00% plus LIBOR, and (y) a fixed rate of interest equal to 13.00%, or (ii) if, as of the last day of the immediately preceding fiscal quarter, the Asset Coverage Ratio is greater than or equal to 1.50:1.00, then the interest rate is the greater of (x) a floating rate of interest equal to 10.50% plus LIBOR and (y) a fixed rate of interest equal to 12.50%. Cash generated from the operation of these assets is restricted to lease operating expenses, the payment of debt service on the Term Loan, approximately $12,000,000 of oil and gas development projects approved by the lender, and distributions to the Company of $65,000 per month for general and administrative expenses, and a quarterly tax distribution at the current statutory rates. Within 30 days of the end of each quarter, commencing with the quarter ended June 30, 2019, Ichor Energy, LLC is required to pay, as an additional principal payment on the debt, any cash in excess of the MLR and the APOD Capex Amount. To the extent not previously paid, all loans under the Loan Agreement shall be due and payable on the December 28, 2023 (the Maturity Date). The loan agreement contains prepayment penalties through December 28, 2021 and “make-whole” obligations through December 28, 2020. In addition, at maturity (or sooner under certain circumstances which include prepayment of the loan or sale of Ichor Energy, LLC) the lenders will receive a payment approximating 7% of the fair value of Ichor Energy, LLC at that time; such amount is not estimable. Obligations under the loan agreement are secured by mortgages on the oil and gas leases of Ichor Energy, LLC and all of its subsidiaries, a security agreement covering all assets of Ichor Energy, LLC, and a pledge by Ichor Holdings of all if the membership interests in Ichor Energy LLC. On October 5, 2021 this debt was transferred to a third party as discussed in Note 2. The balance is shown net of unamortized discount of $2,626,915 at December 31, 2020.

	-	51,400,794

On February14, 2019, the Company executed a promissory note payable to CrossFirst Bank in the amount of $56,760 for the purchase of transportation equipment, bearing interest at 7.15%, payable in 60 installments of $1,130, secured by a vehicle, with a maturity date of February 14, 2024.	27,133	38,397

On July 24, 2019, the Company through its wholly owned subsidiary, Mid-Con Petroleum, LLC, executed a promissory note payable to Cornerstone Bank in the amount of $2,241,758, bearing interest at 6%, payable interest only through July 24, 2021, then on August 24, 2021, payable in monthly installments of $43,438, with a final payment due on a maturity date of July 24, 2025. The note is secured by a first mortgage on all of the assets of Mid-Con Petroleum, LLC and a guarantee of payment by Viking Energy Group, Inc. The balance shown is net of unamortized discount of $16,991 at December 31, 2021 and $21,758 at December 31, 2020.

	2,160,523	2,220,001

On July 24, 2019, the Company through its wholly owned subsidiary, Mid-Con Drilling, LLC, executed a promissory note payable to Cornerstone Bank in the amount of $1,109,341, bearing interest at 6%, payable interest only through July 24, 2021, then on August 24, 2021, payable in monthly installments of $21,495, with a final payment due on a maturity date of July 24, 2025. The note is secured by a first mortgage on all of the assets of Mid-Con Drilling, LLC and a guarantee of payment by Viking Energy Group, Inc. The balance shown is net of unamortized discount of $16,944 at December 31, 2021 and $21,697 at December 31, 2020.

	1,009,427	1,036,982

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

On February 3, 2020, to facilitate the acquisition of certain oil and gas assets, the Company, through one of its subsidiaries, Elysium Energy LLC, entered into a Term Loan Credit Agreement with various lenders represented by 405 Woodbine, LLC as administrative agent. The agreement provides for a total loan amount of $35,000,000 at a 4.0% original issue discount. bearing interest at the prime rate plus seven and three quarters percent (7.75%) payable monthly. Principal payments are due beginning on May 1, 2020, and on each month thereafter at one percent (1%) of the then-outstanding balance, and to the extent not paid on the maturity date of August 3, 2022. Cash generated from the operation of these assets is restricted to lease operating expenses, the payment of debt service on the Term Loan, oil and gas development projects approved by the lender, and a cost allocation of $150,000 per month for general and administrative expenses of the Company. The Borrower shall have the right at any time to prepay all or a portion of the Loan Balance. The loan agreement contains a prepayment penalty of 5% of any voluntary prepayment of principal through February 3, 2021 and 3% of any voluntary prepayment of principal on or between February 3, 2021 and February 3, 2022. Commencing with the quarter ended September 30, 2020 the Borrower is required to make mandatory prepayments of principal equal to 75% of Excess Cash Flow as defined in the agreement without any prepayment penalty fees. The loans are secured by mortgages on the oil and gas leases of Elysium Energy LLC and its subsidiaries, a security agreement covering all assets of Elysium and its subsidiaries, and a pledge of all of Elysium’s membership interests. On October 12, 2021 this debt was transferred to a third party as discussed in Note 2. The balance shown is net of unamortized discount of $3,148,104 at December 31, 2020.

	-	30,493,630

On or about February 18, 2020, the Company commenced an offering of securities consisting of a subordinated, secured, convertible debt instrument with equity features. The notes bear interest at 12%, payable quarterly, contain a conversion entitlement to convert all or a portion of the amount outstanding into common shares of the Company at $1.35 per share, and provide for the issuance of 16,667 common shares of the Company for every $100,000 exchanged or advanced. As security, the holders received, pari passu with all other holders, a pledge of the Company’s membership interest in Elysium Energy Holdings, LLC, and, as soon as the Company’s obligations to EMC Capital Partners, LLC were satisfied, a pledge of the Company’s membership interest in Ichor Energy Holdings, LLC. These security interests were released by the collateral agent at the time of the transfer of the membership interests as described in Note 2. Any unpaid principal and interest are due on the extended maturity date of August 11, 2022. During September 2021, the Company offered the noteholders an amended conversion price under these notes of $0.75 per share for conversions prior to October 31, 2021; $1.00 per share for conversions prior to November 30, 2021; $1.10 per share for conversions prior to December 31, 2021; $1.20 per share for conversions prior to January 31, 2022; and back to $1.35 for any conversions thereafter. During September 2021, noteholders converted debt aggregating $1,952,354 into 2,603,139 shares of common stock valued at $3,800,164 pursuant to the amended conversion prices (see Note 11). The balance shown is net of unamortized discount of $90,175 as of December 31, 2021 and $1,504,868 as of December 31, 2020.

	2,684,425	4,182,136

On April 18, 2020, the Company entered into an unsecured promissory note with Crossfirst Bank in the principal amount of $149,600 related to the CARES Act Payroll Protection Program. This note is fully guaranteed by the Small Business Administration and may be forgivable provided that certain criteria are met. The interest rate on the loan is 1%, and the note has a two-year maturity. The loan was forgiven on August 23, 2021.	-	149,600

On July 1, 2020 the Company received a loan of $150,000 from the U.S. Small Business Administration. The loan bears interest at 3.75%, and is payable in monthly installments of at $731 monthly beginning 12 months from the date of the note, with the remaining principal and accrued interest due 30 years from the date of the note.	150,000	150,000

Total long-term debt and other short-term borrowings	11,171,508	111,753,164
Less current portion	(8,430,318)	(32,977,368)
	$2,741,190	$78,775,796

Principal maturities of long-term debt for the next five years and thereafter are as follows:

Twelve-month period ended December 31,
	Principal	Unamortized Discount	Net
2022	$8,530,022	$99,704	$8,430,318
2023	655,216	9,529	645,687
2024	685,575	9,529	676,046
2025	1,283,138	5,347	1,277,791
2026	3,520	-	3,520
Thereafter	138,146	-	138,146

	$11,295,617	$124,109	$11,171,508

Loan Covenants

Pursuant to the terms of the Revolving Line of Credit Facility executed on June 13, 2018 with CrossFirst Bank for a maximum principal amount of $30,000,000, the Company is required to provide on a quarterly basis, certain information to the Bank relative to operational performance of the Borrowers, to include internally prepared consolidated financial statements, hedge reports, and a compliance certificate. At December 31, 2021, the Company is in compliance with these loan covenants.

Notes payable - related parties are presented in Note 9.

Bank Credit Facility

Simson-Maxwell has an operating credit facility with TD Bank, secured by accounts receivable and inventory, bearing interest at prime plus 1.00% on Canadian funds up to CAD $5,000,000 and the bank’s US dollar base rate plus 1.00% on US funds, plus a monthly administration fee of CAD $500.  There are no amounts outstanding under this credit facility as of December 31, 2021.

Note 13. Other Commitments and Contingencies

Office lease – Petrodome Energy

In April 2018, the Company’s subsidiary, Petrodome Energy, LLC entered into a 66-month lease for 4,147 square feet of office space for the Company’s corporate office in Houston, Texas. The annual base rent commenced at $22.00 per square foot, and escalates at $0.50 per foot each year through expiration of the lease term. Operating lease expense is recognized on a straight-line basis over the lease term. Operating lease expense was $96,385 and $116,573 for the years ended December 31, 2021 and 2020.

Building, vehicle and equipment leases – Simson-Maxwell

In October 2021, the Company recognized right-of-use assets and operating lease liabilities associated with various operating lease agreements of Simson-Maxwell pertaining to seven business locations, for the premises, vehicles and equipment used in operations in the amount of $5,845,810. These values were determined using a present value discount rate of 3.45% for the premises, and 7.5% for vehicles and equipment. The leases have varying terms, payment schedules and maturities. Operating lease expense is recognized on a straight-line base over each of the lease terms.

Payments due in each of the next five years and thereafter under these leases are as follows:

	Building	Vehicle and Equipment
	Leases	Leases	Totals

2022	$1,020,583	$430,596	$1,451,179
2023	1,027,167	341,843	1,369,010
2024	919,650	145,145	1,064,795
2025	666,068	13,870	679,938
2026 and thereafter	1,703,567	3,591	1,707,158

	$5,337,035	$935,045	$6,272,080
Less imputed interest			(472,526)
Present value of remaining lease payments			$5,799,554

Current			$1,324,722
Non current			$4,474,832

Operating lease expense for these leases was $245,228 for the period from October 18, 2021 through December 31, 2021.

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

Note 14. Income Taxes

The Company has estimated net operating loss carry forwards of approximately $55,400,000 and $44,200,000 as of December 31, 2021 and 2020, respectively. The potential benefit of these net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not that it will utilize the net operating losses carried forward in future years. In December 2017, tax legislation was enacted limiting the deduction for net operating losses from taxable years beginning after December 31, 2017 to 80% of current year taxable income, eliminating net operating loss carrybacks for losses arising in taxable years ending after December 31, 2017, and allowing net operating losses to be carried forward indefinitely. On March 27, 2020 the Coronavirus Aid Relief, and Economic Security Act was enacted which modified the prior legislation to allow 100% of the net operating losses arising in tax years 2018, 2019, and 2020 to be carried back five years. The Company does not have taxable income available in the carryback period.  Net operating losses originating in taxable years beginning prior to January 1, 2018 are still subject to former carryover rules. The net operating loss carryforwards generated prior to this date of approximately $11,000,000 will expire between 2022 through 2038.

The current and deferred income tax expense (benefit) consists of the following for the years ending December 31, 2021 and 2020:

	For the Years Ended
	December 31,
	2021	2020

Current
Federal	$(2,366,571)	$(3,430,038)
State
Total current tax expense (benefit)	$(2,366,571)	$(3,430,038)

Deferred tax timing differences
Federal	$(1,075,163)	$(10,004,343)
State
Total deferred tax timing differences	$(1,075,163)	$(10,004,343)

Increase (decrease) in valuation allowance	3,441,734	13,434,381

Income tax expense (benefit)	$-	$-

The components of deferred tax assets and liabilities as of December 31, 2021, and 2020 is as follows:

	December 31,
	2021	2020
Deferred tax assets:
NOL carry forwards	$11,639,866	$9,273,296
Bad debt reserves	77,896	77,896
Impairment of oil and gas assets	8,698,289	8,278,289
Unrealized loss	695	694
Derivative losses	3,791,126	149,982
Book tax depletion difference	5,068,842	4,333,842
Share based compensation	4,002,747	3,637,737

Total deferred tax assets	$33,279,461	$25,751,736

Deferred tax liabilities:
Derivative gains	$(121,947)	$(121,947)
Bargain purchase and other gains	(9,760,490)	(5,674,498)

Total deferred tax liabilities	(9,882,437)	(5,796,445)

Deferred tax assets - before valuation allowance	23,397,024	19,955,291
Less valuation allowance	(23,397,024)	(19,955,291)

Deferred tax asset (liability) - net	$-	$-

A reconciliation of the federal and state statutory income tax rates to the Company’s effective income tax rate applicable to income before income tax benefit from continuing operations is as follows for the years ended December 31, 2021 and 2020:

	For the Years Ended
	December 31,
	2021	2020
Continuing operations	0%	0%
Expected provision at US statutory rate	21%	21%
State income tax net of federal benefit	0%	0%
Other items effecting timing differences	0%	0%
Valuation allowance	21%	21%
Effective income tax rate	0%	0%

The Company files income tax returns on a consolidated basis in the United States federal jurisdiction. As of December 31, 2021, the tax returns for the Company for the years ending 2019 through 2021 remain open to examination by the Internal Revenue Service. The Company and its subsidiaries are not currently under examination for any period.

As a result of the company becoming a majority-owned subsidiary of Camber as discussed in Note 1, the Company has undergone an ownership change as defined in Section 382 of the Internal Revenue Code, and the Company’s tax net operating loss carry forwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

Note 15 Business Segment Information and Geographic Data

With the acquisition of a controlling interest in Simson-Maxwell, Oil and Gas exploration and Power Generation now represent our two reportable segments. The power generation segment provides custom energy and power solutions to commercial and industrial clients in North America and the oil and gas segment is involved in exploration and production with properties in central and southern United States. We evaluate segment performance based on revenue and operating income (loss).

Information related to our reportable segments and our consolidated results for the years ended December 31, 2021 is presented below. Oil and Gas exploration was our only segment for the year ended December 31, 2020 and is not separately presented.

	Year Ended December 31, 2021
	Oil and Gas	Power Generation	Total

Income (Loss) from Operations is as follows:

Revenue	$33,679,679	$4,308,285	$37,987,964

Operating expenses
Cost of goods	-	3,003,044	3,003,044
Lease operating costs	15,878,437	-	15,878,437
General and administrative	5,997,211	2,124,308	8,121,519
Stock based compensation	1,738,145	-	1,738,145
Accretion - ARO	608,691	-	608,691
Depreciation, depletion and amortization	7,236,809	70,348	7,307,157

Total operating expenses	31,459,293	5,197,700	36,656,993

Income (loss) from operations	$2,220,386	$(889,415)	$1,330,971

Assets

Segment Assets	$23,228,141	$25,959,064	$49,187,205
Corporate and unallocated assets			8,963,651

Total Consolidated Asssets			$58,150,856

Note 16. Subsequent Events

Subsequent to December 31, 2021, Camber made additional advances to the Company.  As of the date of filing, the advances totaled approximately $8,000,000.

Amendment to CrossFirst Bank Loan

Effective January 5, 2022, the Company’s subsidiary, Petrodome, entered into an Amending Agreement with CrossFirst Bank extending the maturity date of the bank’s loan to Petrodome, which is Guaranteed by the Company, to July 5, 2022.

Payment of Convertible Notes

Between January 1, 2022 and February 10, 2022, the Company repaid amounts owing under certain convertible promissory notes previously executed and delivered by the Company in favor of various investors. As at December 31, 2021 the principal amount owing under these notes was approximately $2,774,600, and as a result of the aforementioned payments made by the Company, the principal amount outstanding is approximately $334,500 which matures on or about August 10, 2022.

Medical Waste Disposal System

On January 18, 2022, Viking entered into a Securities Purchase Agreement to purchase (the “Purchase”) 51 units, representing 51%, of Viking Ozone Technology, LLC (“Viking Ozone”), from Choppy Group LLC, a Wyoming limited liability company (“Choppy”), in consideration of the issuance of 8,333,333 shares of Viking common stock to Choppy, 3,333,333 of which shares were issued at closing, 3,333,333 of which shares are to be issued to Choppy after 5 units of the System (as defined below) have been sold, and 1,666,667 of which shares are to be issued to Choppy after 10 units of the System have been sold. Viking Ozone was organized on or about January 14, 2022, for the purpose of developing and distributing a medical and biohazard waste treatment system using ozone technology (the “System”), and on or about January 14, 2022, Choppy was issued all 100 units of Viking Ozone in consideration of Choppy’s assignment to Viking Ozone of all of Choppy’s intellectual property and intangible assets, including patent rights, know-how, procedures, methodologies, and contract rights in connection with the System, and specifically the invention entitled “Multi-Chamber Medical Waste Ozone-Based Treatment Systems and Methods (Docket No. RAS-101A) and related patent application. On January 18, 2022, the Purchase was closed, Viking acquired 51 units (51%) of Viking Ozone from Choppy with Choppy retaining the remaining 49 units (49%) of Viking Ozone, and Viking issued 3,333,333 shares of Viking common stock to Choppy. Viking and Choppy then entered into an Operating Agreement on January 18, 2022 governing the operation of Viking Ozone. Based on the closing price of the Company’s stock on the January 18, 2022, the fair value was approximately $2,000,000.

Open Conductor Detection Technologies

Virga:

On February 9, 2022, Viking entered into a Securities Purchase Agreement to purchase (the “Purchase”) 51 units, representing 51%, of Viking Sentinel Technology, LLC (“Viking Sentinel”), from Virga Systems LLC, a Wyoming limited liability company (“Virga”), in consideration of the issuance of 416,667 shares of Viking common stock to Virga. Viking Sentinel was formed on or about January 31, 2022, and Virga was issued all 100 units of Viking Sentinel in consideration of Virga’s assignment to Viking Sentinel of all of Virga’s intellectual property and intangible assets, including patent rights, know-how, procedures, methodologies, and contract rights in connection with an end of line protection with trip signal engaging for distribution system, and related patent application(s). On February 9, 2022, the Purchase was closed, Viking acquired 51 units (51%) of Viking Sentinel from Virga with Virga retaining the remaining 49 units (49%) of Viking Sentinel, and Viking issued 416,667 shares of Viking common stock to Virga. Viking and Virga then entered into an Operating Agreement on February 9, 2022 governing the operation of Viking Sentinel.

Jedda:

On February 9, 2022, Viking entered into a Securities Purchase Agreement to purchase (the “Purchase”) 51 units (the “Units”), representing 51%, of Viking Protection Systems, LLC (“Viking Protection”), from Jedda Holdings LLC (“Jedda”). In consideration for the Units, Viking agreed to issue to Jedda, shares of a new class of Convertible Preferred Stock of Viking with a face value of $10,000 per share (the “Preferred Shares”), or pay cash to Jedda, if applicable, as follows:

No.	Purchase Price*	When Due	No. of VKIN Pref. Shares	Conversion Price		No. of Underlying VKIN Common Shares	Estimated Revenues if Sales Target Achieved**
1	$250,000	On closing	N/A	$0.60		416,667	N/A
2	$4,750,000	On closing	475	$0.60		7,916,667	N/A
3	$1,000,000	Upon the sale of 10k units	100	$0.75		1,333,333	$50,000,000
4	$2,000,000	Upon the sale of 20k units	200	$1.00		2,000,000	$100,000,000
5	$3,000,000	Upon the sale of 30k units	300	$1.25		2,400,000	$150,000,000
6	$4,000,000	Upon the sale of 50k units	400	$1.50		2,666,667	$250,000,000
7	$6,000,000	Upon the sale of 100k units	600	$2.00		3,000,000	$500,000,000
Total	$21,000,000		2,075	$0.94	(avg.)	19,733,334	$500,000,000

*

The $5 million due on closing was payable solely in stock of Viking. All other payments, if the subject sales targets are met, are payable in cash or in shares of convertible preferred stock of Viking, at the seller’s option.

**	These are estimates only. There is no guarantee any sales targets will be reached.

Notwithstanding the above, Viking shall not effect any conversion of any Preferred Shares, and Jedda shall not have the right to convert any Preferred Shares, to the extent that after giving effect to the conversion, Jedda (together with Jedda’s affiliates, and any persons acting as a group together with Jedda or any of Jedda’s affiliates) would beneficially own in excess of 4.99% of the number of shares of the Viking Common Stock outstanding immediately after giving effect to the issuance of shares of Viking Common Stock issuable upon conversion of the Preferred Share(s) by Jedda. Jedda, upon not less than 61 days’ prior notice to Viking, may increase or decrease the beneficial ownership limitation, provided that the beneficial ownership limitation in no event exceeds 9.99% of the number of shares of Viking Common Stock outstanding immediately after giving effect to the issuance of shares of Viking Common Stock upon conversion of the Preferred Share(s) held by Jedda and the beneficial ownership limitation provisions of this Section shall continue to apply. Any such increase or decrease will not be effective until the 61st day after such notice is delivered to Viking.

Viking Protection was formed on or about January 31, 2022, and Jedda was issued all 100 units of Viking Protection in consideration of Jedda’s assignment to Viking Protection of all of Jedda’s intellectual property and intangible assets, including patent rights, know-how, procedures, methodologies, and contract rights in connection with an electric transmission ground fault prevention trip signal engaging system, and related patent application(s). On February 9, 2022, the Purchase was closed, Viking acquired 51 units (51%) of Viking Protection from Jedda with Jedda retaining the remaining 49 units (49%) of Viking Protection, and Viking is obligated to create and issue the 475 Preferred Shares to Jedda. Viking and Jedda then entered into an Operating Agreement on February 9, 2022 governing the operation of Viking Protection.

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES – (unaudited)

The following supplemental unaudited information regarding Viking’s oil and gas activities is presented pursuant to the disclosure requirements of ASC 932. Viking’s oil and gas activities are located in the United States.

In October, 2021 the Company disposed of Ichor and Elysium. Ichor and Elysium collectively owned approximately 70 producing wells, 19 salt water disposal wells, and 34 shut in wells.  As of December 31, 2020, Ichor and Elysium represented approximately 88% of the Company’s oil reserves and 87% of the Company’s gas reserves.

Results of Operations

	United States
	Years Ended
	December 31,
	2021	2020
Sales	$33,679,679	$40,266,780
Lease operating costs	(15,878,437)	(19,075,749)
Depletion, accretion and impairment	(9,845,500)	(52,125,001)
	$7,955,742	$(30,933,970)

Oil and Gas Production and Sales by geographic area for the years ended December 31, 2021 and 2020:

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

Under SEC reporting requirements, proved undeveloped reserves include only those reserves in which the Company has current plans to develop, generally within five years.  During 2021, the Company made several strategic dispositions and acquisitions which has modified its capital expenditure plans.  The Company currently has no firm commitments to drill or otherwise develop its proved undeveloped reserves.  As of December 31, 2021, the Company has reclassified all of its proved undeveloped properties to unproved reserves.

Estimated Quantities of Proved Reserves (BOE)

	United States
	Years Ended December 31,
	2021	2020
Proved Developed, Producing	1,164,552	12,483,138
Proved Developed, Non Producing	414,365	3,471,570
Total Proved Developed	1,578,917	15,954,708
Proved Undeveloped	--	3,340,107
Total Proved	1,578,917	19,294,815

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

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were prepared in accordance with provisions of ASC 932 - Extractive Activities - Oil and Gas. Future cash inflows at December 31, 2021 and 2020 were computed by applying the unweighted, arithmetic average of the closing price on the first day of each month for the 12-month period prior to December 31, 2021 and 2020 to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year-end, based on year-end costs and assuming continuation of existing economic conditions.

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

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for the year ended December 31, 2021 and 2020 are as follows:

	United States
	Years Ended December 31,
	2021	2020

Future cash inflows	$56,804,710	$457,438,654
Future production costs	(28,017,773)	(202,285,561)
Future development costs	(1,949,700)	(32,860,370)
Future income tax expense	-	(8,424,790)
Future net cash flows	$26,837,237	$213,867,933
10% annual discount for estimated timing of cash flows	(11,822,585)	(96,141,109)
Standardized measure of DFNCF	$15,014,652	$117,726,824

Changes in Standardized Measure of Discounted Future Net Cash Flows

The changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for the years ended December 31, 2021 and 2020 are as follows:

	United States
	Years Ended December 31,
	2021	2020
Balance - beginning	$117,726,824	$168,239,900
Net changes in prices and production costs	5,543,001	(73,153,013)
Net changes in future development costs	(2,053,833)	(1,958,490)
Sales of oil and gas produced, net	(18,021,217)	(21,191,031)
Extensions, discoveries and improved recovery	-	-
Purchases of reserves	-	40,667,910
Sales of reserves	(102,090,920)	-
Revisions of previous quantity estimates	(5,661,697)	(37,825,326)
Previously estimated development costs incurred	1,139,454	1,935,328
Net change in income taxes	2,146,440	17,851,559
Accretion of discount	12,400,126	11,987,326
Other	3,886,474	(11,172,661)
Balance - ending	$15,014,652	$117,726,824

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

There are no reportable events under this item for the year ended December 31, 2021.

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

As of December 31, 2021, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of the Company’s internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1)) inadequate segregation of duties consistent with control objectives; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the audit of the Company’s financial statements as of December 31, 2021 and communicated the matters to the Company’s management.

Management believes that the material weaknesses set forth in items (1), (2) and (3) above did not have an effect on the Company’s financial results.

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

(a) Disclosure Controls and Procedures; Changes in Internal Control Over Financial Reporting

Management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2021. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2021.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. Based on this assessment, management concluded that, as of December 31, 2021 the Company’s internal control over financial reporting was not effective based on those criteria.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers

The name of the officers and directors of the Company as of December 31, 2021, as well as certain information about them, are set forth below:

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

48

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

Delinquent Section 16(a) Reports

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock by each person who, at any time during the 2021 fiscal year, was a director, officer, or beneficial owner of more than 10% of our common stock, were timely filed during the fiscal year ending December 31, 2021.

Item 11. Executive Compensation

Summary Compensation Table— Fiscal Years Ended December 31, 2021 and 2020

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position		Year	Salary	Option Awards		All Other Compensation		Total
James A. Doris, CEO & President	(1)	2021	$-	$-		$103,981	(2)	$103,981
		2020	$-	$-		$42,013,328	(3)(4)	$42,013,328

Timothy Swift, Former EVP & COO	(5)	2021	$-	$-		$-		$-
		2020	$41,453	$-		$-		$41,453

Frank W. Barker, Jr., CFO	(6)	2021	$-	$-		$120,000	(7)	$120,000
		2020	$-	$1,617,538	(8)	$235,852	(9)	$1,853,390

Mark Finckle, Former EVP	(10)	2021	$55,000	$-		$-		$55,000
		2020	$163,313	$337,597	(11)	$-		$500,910

Narrative to Summary Compensation Table

1.	On June 28, 2014, Mr. Doris was appointed as a director, and on December 12, 2014, as the Chief Executive Officer and President of the Company.

2.	The amount included in “All Other Compensation” for the year ended December 31, 2021, is comprised of $103,981 paid AGD Advisory Group, Inc., a company affiliated with Mr. Doris.

3.

On December 21, 2020, the exercise price on 1,666,667 common stock warrants previously issued to Mr. Doris was reduced from $0.30 per share to $0.001 per share. The resultant value has been included in “All Other Compensation” and has been calculated using the Black-Scholes pricing model.

4.

The Company amended the Certificate of Designation pertaining to its Series C Preferred Stock on or about August 31, 2020, and December 24, 2020. These amendments included modifications of the voting and conversion rights associated with ownership of these shares, all of which were owned by Mr. Doris. The effect of these modifications required recognition of the change in the fair value associated with Mr. Doris’s shares of Series C Preferred Stock, recognized as a deemed dividend in the aggregate amount of $42,002,301.

5.

On March 19, 2018, Mr. Swift was appointed as Executive Vice President and Chief Operating Officer of the Company, and effective February 13, 2020, Mr. Swift was no longer an officer or employee of the Company.

6.	On December 29, 2017, Mr. Barker was appointed as a director and as the Chief Financial Officer of the Company. On August 20, 2018, Mr. Barker resigned as a director.

7.	The amount included in “All Other Compensation” for the year ended December 31, 2021, is comprised of $120,000 paid FWB Consulting, Inc., a company affiliated with Mr. Barker.

8.

On December 31, 2020, Mr. Barker was granted 1,333,333 common stock warrants at an exercise price of $0.001. The value included in “Option Awards” has been calculated using the Black-Scholes pricing model.

9.

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

10

On September 9, 2019, Mr. Finckle was appointed Executive Vice President of Capital Markets for the Company and on June 4, 2021, Mr. Finckle’s employment with the Company, and appointment as EVP, ended.

11.	On August 14, 2020 Mr. Finckle was granted 277,778 common stock warrants at an exercise price of $2.70 per share. This value was calculated using the Black-Scholes pricing model.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2021, the Company did not maintain an equity incentive plan or other plan, including but not limited to bonus, deferred compensation or retirement plan under which the Company’s securities may be issued to its named executive officers as compensation.

Employment Agreements

As of December 31, 2021, the Company did not have any formal compensation arrangements with any executive except that the Company had orally agreed to pay the entity of the Company’s CEO $30,000 per month, and the entity of the Company’s CFO $20,000 per month. The Company has nine other full-time employees in Houston at the Corporate Headquarters who are not executive officers.

Compensation of Directors

The directors and former directors of the Company were compensated as such during the fiscal years ended December 31, 2021, and December 31, 2020, respectively, as follows:

Name and Principal Position	Year	Fees Earned or Paid in Cash	Option Awards		Total
James A. Doris	2021	$-	$-		$-
	2020	$-	$-		$-

Frank W. Barker, Jr. (1)	2021	$-	$-		$-
	2020	$-	$-		$-

Lawrence Fischer	2021	$33,333	$-		$33,333
	2020	$20,000	$53,918	(2)	$73,918

David Herskovits	2021	$33,333	$-		$33,333
	2020	$30,000	$80,877	(3)	$110,877

________________

1.	Appointed as a director and an executive officer on December 29, 2017; resigned as director on August 18, 2018.

2.	On December 31, 2020 Mr. Fisher was granted 44,444 common stock warrants with an exercise price of $0.001 per share. The value was calculated using the Black-Scholes pricing model.

3.	On December 31, 2020 Mr. Herskovits was granted 66,667 common stock warrants with an exercise price of $0.001 per share. The value was calculated using the Black-Scholes pricing model.

Directors of the Company may be reimbursed for any out-of-pocket expenses incurred by them for each regular or special meeting attendance. The Company presently has no pension, health, annuity, insurance or profit-sharing plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2021, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, (ii) each director and each of our named executive officers and (iii) all executive officers and directors as a group.

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

Title of Class	Name & Address of Beneficial Owners	Amount & Nature of Beneficial Ownership (1)	Percent of Class (2)

Common Stock	Camber Energy, Inc.	69,928,356	62.98%
Common Stock	James Doris (3)	71,817,246	63.73%
Common Stock	Frank W. Barker, Jr. (4)	1,888,889	1.67%
Common Stock	David Herskovits (5)	73,890	0.07%
Common Stock	Lawrence Fisher (6)	47,323	0.04%

Common Stock	All Officers and Directors as a Group	73,827,348	67.77%

Series C Preferred	James A. Doris	28,092	100.0%

Series C Preferred	All Officers and Directors as a Group	28,092	100.0%

_______________

1.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of the Company’s common stock unless otherwise stated herein.

2.

As of December 31, 2021, a total of 111,030,965 shares of the Company’s common stock, and 28,092 shares of the Company’s preferred stock, as well as 7,306,853 warrants are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each beneficial owner above, any warrants exercisable within 60 days have been included for purposes of calculating the relevant percentage ownership.

3.

Includes 1,666,667 warrants to purchase common stock held by James Doris, 222,223 shares of common stock held by Mr. Doris, and 69,928,356 shares of common stock held by Camber Energy, Inc. (“Camber”). Mr. Doris is a member of the Board of Directors of Camber, and therefore shares voting power with respect to shares issued in the name of Camber. Accordingly, Mr. Doris may be deemed a beneficial owner of shares issued in the name of Camber pursuant to Rule 13d-3 promulgated under the Exchange Act.

4.	Includes 555,556 warrants held by FWB Consulting, Inc., a company controlled by Frank W. Barker, Jr. and 1,333,333 warrants to purchase common stock held by Mr. Barker

5.	Includes 66,667 warrants to purchase common stock held by David Herskovits

6.	Includes 44,444 warrants to purchase common stock held by Lawrence Fisher

Item 13. Certain Relationships and Related Transactions

Related Transactions

The Company’s CEO and director, James Doris, renders professional services to the Company through AGD Advisory Group, Inc., an affiliate of Mr. Doris’. As of December 31, 2021, the total amount due to AGD Advisory Group, Inc. is $270,000 and is included in accounts payable. Additionally, Mr. Doris has made several loans through promissory notes to the Company, all accruing interest at 12%, and payable on demand. During the twelve months ended December 31, 2021, the Company made payments totaling $63,319 toward principal and interest associated with these loans, and Mr. Doris in separate transactions sold $506,000 of his loans to independent third parties. As of December 31, 2021, there are no remaining balances due to Mr. Doris for these loans.

The Company’s CFO, Frank W. Barker, Jr., renders professional services to the Company through FWB Consulting, Inc., an affiliate of Mr. Barker’s. As of December 31, 2021, the total amount due to FWB Consulting, Inc. is $341,968 and is included in accounts payable.

The following table reflects the balances of related parties’ transactions as of December 31, 2021 and 2020:

	Years ended
	December 31,
	2021	2020
Due to Mr. James A. Doris demand loans	$-	$559,122
Due to AGD Advisory Group, Inc.	270,000	-
Due to FWB Consulting, Inc.	341,968	221,968

Other than as disclosed, there were no material transactions, series of similar transaction, current transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $120,000 or 1% of the Company’s total assets as of December 31, 2021, and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 14. Principal Accounting Fees and Services

The following table sets forth the fees billed by our independent accounting firm of Turner, Stone & Company, LLP, and prior independent accounting firms, for each of our last two fiscal years for the categories of services indicated.

	Years Ended
	December 31,
Category	2021	2020
Audit Fees	$95,000	$71,500
Audit Related Fees	-	-
Tax Fees	26,000	26,000
All Other Fees	-	-
Total	$121,000	$97,500

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

54

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

55

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

10.31

Unanimous Shareholders Agreement, by and between Viking Energy Group, Inc., Simmax Corp., Remora EQ LP and Simson-Maxwell Ltd., dated August 6, 2021 (incorporated by reference to our Current Report on Form 8-K filed on August 9, 2021)

10.32

First Amendment to Unanimous Shareholders Agreement, by and between Viking Energy Group, Inc., Simmax Corp., Remora EQ LP and Simson-Maxwell Ltd., dated October 18, 2021 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 15, 2021)

10.33

Exclusive Intellectual Property License Agreement between ESG Clean Energy, LLC and Viking Energy Group, Inc., dated August 18, 2021 (incorporated by reference to our Current Report on Form 8-K filed on August 23, 2021)

10.34

Assignment of Membership Interests, by and between Viking Energy Group, Inc. and TO Ichor 2021, L.L.C., dated October 5, 2021 (incorporated by reference to our Current Report on Form 8-K filed on October 12, 2021)

10.35

Assignment of Membership Interests, by and between Viking Energy Group, Inc. and Elysium 2021, L.L.C., dated October 12, 2021 (incorporated by reference to our Current Report on Form 8-K filed on October 18, 2021)

10.36

Membership Interest Purchase Agreement, by and between Viking Energy Group, Inc., and RESC Renewable Holdings, LLC, dated November 18, 2021 (incorporated by reference to our Current Report on Form 8-K filed on November 19, 2021)

10.37

Promissory Note, by New Rise Processing Reno, LLC, in favor of Viking Energy Group, Inc., dated November 18, 2021 (incorporated by reference to our Current Report on Form 8-K filed on November 19, 2021)

10.38	Guaranty, by and between Viking Energy Group, Inc., and RESC Renewable Holdings, LLC, dated November 18, 2021 (incorporated by reference to our Current Report on Form 8-K filed on November 19, 2021)

10.39	Security Agreement-Pledge, by and between Viking Energy Group, Inc., and RESC, LLC, dated November 18, 2021 (incorporated by reference to our Current Report on Form 8-K filed on November 19, 2021)

10.40

First Amendment to Membership Interest Purchase Agreement, by and between Viking Energy Group, Inc., and RESC Renewable Holdings, LLC, dated December 22, 2021 (incorporated by reference to our Current Report on Form 8-K filed on December 27, 2021)

56

10.41

Promissory Note, by New Rise Processing Reno, LLC, in favor of Viking Energy Group, Inc., dated December 22, 2021 (incorporated by reference to our Current Report on Form 8-K filed on December 27, 2021)

10.42	Guaranty, by and between Viking Energy Group, Inc., and RESC Renewable Holdings, LLC, dated December 22, 2021 (incorporated by reference to our Current Report on Form 8-K filed on December 27, 2021)

10.43	Security Agreement-Pledge, by and between Viking Energy Group, Inc., and RESC, LLC, dated December 22, 2021 (incorporated by reference to our Current Report on Form 8-K filed on December 27, 2021)

10.44	Promissory Note, by New Rise Processing Reno, LLC, in favor of Viking Energy Group, Inc., dated December 22, 2021 (incorporated by reference to our Current Report on Form 8-K filed on January 5, 2022)

10.45	Guaranty, by and between Viking Energy Group, Inc., and RESC Renewable Holdings, LLC, dated December 22, 2021 (incorporated by reference to our Current Report on Form 8-K filed on January 5, 2022)

10.46	Security Agreement-Pledge, by and between Viking Energy Group, Inc., and RESC, LLC, dated December 22, 2021 (incorporated by reference to our Current Report on Form 8-K filed on January 5, 2022)

10.47	Promissory Note, by New Rise Processing Reno, LLC, in favor of Viking Energy Group, Inc., dated January 13, 2022 (incorporated by reference to our Current Report on Form 8-K filed on January 19, 2022)

10.48	Guaranty, by and between Viking Energy Group, Inc., and RESC Renewable Holdings, LLC, dated January 13, 2022 (incorporated by reference to our Current Report on Form 8-K filed on January 19, 2022)

10.49	Security Agreement-Pledge, by and between Viking Energy Group, Inc., and RESC, LLC, dated January 13, 2022 (incorporated by reference to our Current Report on Form 8-K filed on January 19, 2022)

10.50

Securities Purchase Agreement, by and between Viking Energy Group, Inc., and Choppy Group LLC, dated as of January 18, 2022 (incorporated by reference to our Current Report on Form 8-K filed on January 24, 2022)

10.51

Operating Agreement of Viking Ozone Technology, LLC, by and between Viking Energy Group, Inc., and Choppy Group LLC, dated as of January 18, 2022 (incorporated by reference to our Current Report on Form 8-K filed on January 24, 2022)

10.52	Promissory Note, by New Rise Processing Reno, LLC, in favor of Viking Energy Group, Inc., dated January 24, 2022 (incorporated by reference to our Current Report on Form 8-K filed on January 28, 2022)

57

10.53	Guaranty, by and between Viking Energy Group, Inc., and RESC Renewable Holdings, LLC, dated January 24, 2022 (incorporated by reference to our Current Report on Form 8-K filed on January 28, 2022)

10.54	Security Agreement-Pledge, by and between Viking Energy Group, Inc., and RESC, LLC, dated January 24, 2022 (incorporated by reference to our Current Report on Form 8-K filed on January 28, 2022)

10.55

Manufacturing License Agreement, by and between Viking Ozone Technology, LLC and Simson-Maxwell, dated February 2, 2022 (incorporated by reference to our Current Report on Form 8-K filed on February 3, 2022)

10.56

Securities Purchase Agreement, by and between Viking Energy Group, Inc., and Virga Systems LLC, dated as of February 9, 2022 (incorporated by reference to our Current Report on Form 8-K filed on February 15, 2022)

10.57

Operating Agreement of Viking Sentinel Technology, LLC, by and between Viking Energy Group, Inc., and Virga Systems LLC, dated as of February 9, 2022 (incorporated by reference to our Current Report on Form 8-K filed on February 15, 2022)

10.58

Securities Purchase Agreement, by and between Viking Energy Group, Inc., and Jedda Holdings LLC, dated as of February 9, 2022 (incorporated by reference to our Current Report on Form 8-K filed on February 15, 2022)

10.59

Operating Agreement of Viking Protection Systems, LLC, by and between Viking Energy Group, Inc., and Jedda Holdings LLC, dated as of February 9, 2022 (incorporated by reference to our Current Report on Form 8-K filed on February 15, 2022)

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

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

58

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIKING ENERGY GROUP, INC. (Registrant)

Date: April 19, 2022	By:	/s/ James Doris
James Doris
Principal Executive Officer

In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 19, 2022	By:	/s/ Frank W. Barker, Jr.
Frank W. Barker, Jr.
Principal Financial and Accounting Officer

59