Form 10-Q
period 2022-03-31
VIKING ENERGY GROUP, INC.
filed 2022-06-07
CIK 1102432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

______________________________________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 6, 2022, the registrant had 114,780,965 shares of common stock outstanding.

VIKING ENERGY GROUP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VIKING ENERGY GROUP, INC. Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash	$2,613,747	$3,467,938
Accounts receivable, net	6,002,037	8,781,086
Inventory	5,950,858	5,490,435
Notes receivable	3,960,000	3,000,000
Prepaids and other current assets	1,360,840	1,065,966
Total current assets	19,887,482	21,805,426

Oil and gas properties, full cost method
Proved developed producing oil and gas properties, net	6,453,355	6,609,198
Proved undeveloped and non-producing oil and gas properties, net	8,034,381	8,216,373
Total oil and gas properties, net	14,487,736	14,825,571

Fixed assets, net	1,438,628	1,487,012
Right of use assets, net	5,457,337	5,790,147
ESG Clean Energy license, net	4,809,709	4,885,825
Due from related parties	3,478,639	4,835,153
Other intangibles – Simson Maxwell, net	3,832,756	3,874,117
Other intangibles – Variable Interest Entities	15,433,340	-
Goodwill	252,290	252,290
Deposits and other assets	10,300	395,315
TOTAL ASSETS	$69,088,217	$58,150,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,765,544	$8,325,469
Accrued expenses and other current liabilities	1,236,442	1,600,209
Customer deposits	435,585	23,015
Due to Camber Energy, Inc.	8,397,300	4,100,000
Undistributed revenues and royalties	3,113,008	1,332,282
Current portion of operating lease liability	1,351,087	1,324,722
Due to related parties	3,835,350	4,870,020
Current portion of notes payable – related parties	64,607	64,418
Bank indebtedness – credit facility	1,232,448	-
Current portion of long-term debt – net of discount	5,064,700	8,430,318
Total current liabilities	29,496,071	30,070,453
Notes payable – related parties – net of current portion	720,961	724,502
Long term debt - net of current portion and debt discount	2,583,902	2,741,190
Operating lease liability, net of current portion	4,121,885	4,474,832
Contingent obligations	1,435,757	-
Asset retirement obligation	2,146,716	2,111,650
TOTAL LIABILITIES	40,505,292	40,122,627

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Preferred Stock Series C, $0.001 par value, 5,000,000 shares authorized, 28,092 shares issued and outstanding as of March 31, 2022 and December 31, 2021	28	28
Preferred Stock Series E, $0.001 par value, 475 and 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021	5	-

Common stock, $0.001 par value, 500,000,000 shares authorized, 114,780,965 and 111,030,965 shares issued and outstanding as of March 31, 2022, and December 31, 2021, respectively.	114,781	111,031
Additional paid-in capital	126,909,137	120,246,224
Accumulated other comprehensive income (loss)	22,196	(177,981)
Accumulated deficit	(110,042,903)	(106,760,344)
TOTAL STOCKHOLDERS’ EQUITY OF THE COMPANY	17,003,244	13,418,958
Non-controlling interest	11,579,681	4,609,271
TOTAL STOCKHOLDERS’ EQUITY	28,582,925	18,028,229
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$69,088,217	$58,150,856

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. Consolidated Statements of Operations (Unaudited)

	Three months ended
	March 31,
	2022	2021

Revenue
Oil and gas sales	$1,678,817	$10,494,079
Power generation units and parts	2,137,601	-
Service and repairs	2,103,699	-
	5,920,117	10,494,079
Operating expenses
Cost of goods sold	2,451,309	-
Lease operating costs	568,515	4,746,016
General and administrative	5,294,161	1,121,235
Stock based compensation	292,808	273,750
Depreciation, depletion and amortization	499,769	2,357,002
Accretion - ARO	35,066	142,366
Total operating expenses	9,141,628	8,640,369

Income (loss) from operations	(3,221,511)	1,853,710

Other income (expense)
Interest expense	(133,762)	(3,252,495)
Amortization of debt discount	(92,522)	(1,058,356)
Change in fair value of derivatives	-	(5,668,606)
Loss on financing settlements	-	(926,531)
Interest income	100,231
Other income (expense)	(295,500)	5
Total other income (expense)	(421,553)	(10,905,983)

Net loss before income taxes	(3,643,064)	(9,052,273)
Income tax benefit (expense)	-	-
Net loss	(3,643,064)	(9,052,273)
Net loss attributable to noncontrolling interest	(360,505)	-
Net loss attributable to Viking Energy Group, Inc.	$(3,282,559)	$(9,052,273)
Earnings (loss) per common share
Basic and diluted	$(0.03)	$(0.13)
Weighted average number of common shares outstanding
Basic and diluted	113,943,002	66,561,107

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2022	2021

Net loss	$(3,643,064)	$(9,052,273)
Foreign currency translation adjustment	200,177	-

Total comprehensive loss	(3,442,887)	(9,052,273)

Less comprehensive loss attributable to non controlling interest
Loss attributable to non controlling interest	(360,505)	-
Foreign currency translation adjustment attributable to non controlling interest	79,070	-

Comprehensive loss attributable to non controlling interest	(281,435)	-

Comprehensive loss attributable to Viking	$(3,161,452)	$(9,052,273)

VIKING ENERGY GROUP, INC. Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2022	2021

Cash flows from operating activities:
Net income (loss)	$(3,643,064)	$(9,052,273)
Adjustments to reconcile net loss to cash provided by operating activities:
Change in fair value of derivative liability	-	5,668,606
Stock based compensation	292,808	273,750
Depreciation, depletion and amortization	499,769	2,357,002
Amortization of operational right-of-use assets	6,228	248
Accretion – asset retirement obligation	35,066	142,366
Bad debt expense	1,800,000
Amortization of debt discount	92,522	1,058,356
Loss on debt settlement	-	926,531
Changes in operating assets and liabilities
Accounts receivable	979,049	(1,775,483)
Prepaid expenses and other assets	(202,668)	-
Inventory	(460,423)	-
Accounts payable	(3,559,925)	356,095
Accrued expenses and other current liabilities	(363,765)	(302,692)
Related party payables	321,844	-
Customer deposits	412,570	-
Undistributed revenues and royalties	1,780,726	712,066
Net cash provided (used) by operating activities	(2,009,263)	364,572

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	22,676	-
Investment in and acquisition of oil and gas properties	(2,666)	(673,761)
Acquisition of fixed assets	(16,083)	-
Purchase of notes receivable	(960,000)	-
Net cash used in investing activities	(956,073)	(673,761)

Cash flows from financing activities:
Proceeds from long-term debt	-	425,000
Repayment of long-term debt	(3,618,780)	(1,996,321)
Proceeds from non-interest-bearing advances from Camber	4,297,300	-
Advances from bank credit facility	1,232,448	-
Repayment of amount due director	-	(20,000)
Net cash provided (used) by financing activities	1,910,968	(1,591,321)

Effect of exchange rates on cash	200,177	-

Net decrease in cash	(854,191)	(1,900,510)
Cash, beginning of period	3,467,938	7,839,539

Cash, end of period	$2,613,747	$5,939,029
Supplemental Cash Flow Information:
Cash paid for:
Interest	$133,792	$3,360,602
Income taxes	$-	$-

Supplemental disclosure of Non-Cash Investing and Financing Activities:
Amortization of right-of-use asset and lease liability	$332,810	$17,959
Issuance of shares for purchase of VIE interests	$2,250,000	$-
Issuance of preferred shares for purchase of VIE interest	$4,750,000	$-
Contingent obligation associated with acquisition of VIE interests	1,435,757
Issuance of shares as discount on debt	$-	$133,947
Issuance of shares to parent for reduction of debt and accrued expenses	$-	$18,900,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the three months ended March 31, 2022
								Accumulated
	Preferred Stock		Preferred Stock				Additional	Other Comprehensive	Retained Earnings	Non	Total
	Series C		Series E		Common Stock		Paid-in	Income	(Accumulated	controlling	Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Capital	(Loss)	Deficit)	Interest	Equity

Balances at December 31, 2021	28,092	$28	-	$-	111,030,965	$111,031	$120,246,224	$(177,981)	$(106,760,344)	$4,609,271	$18,028,229

Shares issued in acquisition of membership interests of Viking Ozone LLC	-	-	-	-	3,333,333	3,333	1,996,667	-	-	2,420,189	4,420,189
Shares issued in acquisition of membership interests of Viking Sentinel LLC	-	-	-	-	416,667	417	232,917	-	-	224,184	457,518
Shares issued in acquisition of membership interests of Viking Protection LLC	-	-	475	5	-	-	4,433,329	-	-	4,686,542	9,119,876
Foreign currency translation adjustment								200,177			200,177
Net loss									(3,282,559)	(360,505)	(3,643,064)

Balances at March 31, 2022	28,092	$28	475	$5	114,780,965	$114,781	$126,909,137	$22,196	$(110,042,903)	$11,579,681	$28,582,925

For the three months ended March 31, 2021

	Preferred Stock		Preferred Stock				Additional	Retained Earnings	Non	Total
	Series C		Series E		Common Stock		Paid-in	(Accumulated	controlling	Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit)	Interest	Equity

Balances at December 31, 2020	28,092	$28	-	$-	51,494,956	$51,495	$75,920,811	$(92,274,497)	$-	$(16,302,163)

Rouonding due to reverse split					1,770	2	-			2
Shares issued for services					274,814	275	273,475			273,750
Shares issued as debt discount					155,169	155	133,792			133,947
Shares issued to parent for reduction of debt and accrued expenses					16,153,846	16,154	19,605,846			19,622,000
Net income								(9,052,273)	-	(9,052,273)

Balances at March 31, 2021	28,092	$28	-	$-	68,080,555	$68,081	$95,933,924	$(101,326,770)	$-	$(5,324,737)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. Notes to Consolidated Financial Statements (Unaudited)

Note 1 Relationship with and Ownership by Camber Energy, Inc.

On December 23, 2020 Camber Energy, Inc. (“Camber”) acquired a 51% interest in Viking Energy Group, Inc. (“Viking” or the “Company”). On January 8, 2021 and July 29, 2021, Camber acquired additional interests in the Company resulting in Camber owning approximately 62% of the outstanding common shares of the Company after the January transaction and approximately 73% of the outstanding common shares of the Company after the July transaction. As a result of subsequent issuances of the Company’s common shares, Camber’s ownership interest is approximately 61% as of March 31, 2022. The December 2020, January 2021 and July 2021 transactions, along with a new merger agreement executed by Viking and Camber in February 2021 are described further below. References below to the Company’s various debt arrangements are described further in Note 8.

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

On December 23, 2020, Viking and Camber closed on Camber’s Investment, with Camber paying the Cash Purchase Price to Viking and cancelling Camber’s Viking Notes, and Viking issuing Camber’s Viking Shares. At the closing, James Doris and Frank Barker, Jr., Viking’s CEO and CFO, were appointed the CEO and CFO of Camber, and Mr. Doris was appointed a member of the Board of Directors of Camber.

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

July 29, 2021 Equity Transaction by Camber in Viking:

On July 29, 2021, the Company entered into a Securities Purchase Agreement with Camber, pursuant to which Camber acquired an additional 27,500,000 shares of Viking common stock for an aggregate purchase price of $11,000,000. As a result, Camber’s ownership increased as of such date to approximately 73% of the issued and outstanding shares of Viking common stock.

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

Camber’s Series C Preferred Share Designation

The Certificate of Designation(s) (the “COD”) regarding Camber’s Series C Convertible Preferred Shares requires, among other things, Camber to timely file with the Securities and Exchange Commission all reports required to pursuant to the Exchange Act (the “Reporting Requirement. Any breach under the COD is also a default under the Notes. Camber is currently in compliance with the Reporting Requirement.

Note 2 Company Overview and Operations

Viking Energy Group, Inc. (“Viking”, the “Company”, “we”, “us” or “our”) is a growth-oriented diversified energy company. Through various majority-owned subsidiaries, Viking provides custom energy and power solutions to commercial and industrial clients in North America and owns interests in oil and natural gas assets in the United States. The Company also holds an exclusive license in Canada to a patented carbon-capture system, and owns a majority interest in entities with intellectual property rights to a patent pending, proprietary medical & biohazard waste treatment system using ozone technology; and electric transmission and open conductor detection systems. The Company is also exploring other renewable energy-related opportunities and/or technologies, which are currently generating revenue, or have a reasonable prospect of generating revenue within a reasonable period of time.

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

Medical Waste Disposal System Using Ozone Technology:

In January 2022, the Company acquired a 51% interest in Viking Ozone Technology, LLC (“Viking Ozone”), which owns the intellectual property rights to a patent pending, proprietary medical and biohazard waste treatment system using ozone technology. Simson-Maxwell has been designated the exclusive worldwide manufacturer and vendor of this system.  The technology is designed to be a sustainable alternative to incineration, chemical, autoclave and heat treatment of bio-hazardous waste, and for the treated waste to be classified as renewable fuel for waste-to-energy (WTE) facilities in many locations around the world.

Open Conductor Detection Technologies:

In February 2022, the Company acquired a 51% interest in two entities, Viking Sentinel Technology, LLC (“Viking Sentinel”) and Viking Protection Systems, LLC (Viking Protection”), that own the intellectual property rights to patent pending, proprietary electric transmission and distribution open conductor detection systems. The systems are designed to detect a break in a transmission line, distribution line, or coupling failure, and to immediately terminate the power to the line before it reaches the ground. The technology is intended to increase public safety and reduce the risk of causing an incendiary event, and to be an integral component within grid hardening and stability initiatives by electric utilities to improve the resiliency and reliability of existing infrastructure.

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

Divestitures in 2021:

On October 5, 2021, the Company disposed of all of membership interests of Ichor Energy Holdings, LLC (“Ichor”). The third-party purchaser assumed all of the rights and obligations associated with such membership interests, including the debt and derivatives associated with Ichor and/or its subsidiaries. The Company originally acquired the assets owned by Ichor on December 28, 2018, which at the time included interests in approximately 58 producing wells and approximately 31 saltwater disposal wells in Texas and Louisiana.

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

Note 3 Going Concern

The Company’s consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $(3,643,064) for the three months March 31, 2022, as compared to a net loss of $(9,052,273) for the three months ended March 31, 2021. The loss for the three months ended March 31, 2022 was comprised of, among other things, certain non-cash items, including: (i) stock-based compensation of $292,808; (ii) accretion of asset retirement obligation of $35,066; (iii) depreciation, depletion & amortization of $499,769; bad debt expense of $1,800,000 and (iv) amortization of debt discount of $92,522.

As of March 31, 2022, the Company has a stockholders’ equity of $28,582,925 and long-term debt of $7,648,602. As of March 31, 2022, the Company has a working capital deficiency of $9,608,589. The largest components of current liabilities creating this working capital deficiency are (i) accounts payable of approximately $4.7 million; (ii) a revolving credit facility with a balance of approximately $4.1 million as of March 31, 2022 due in June of 2022; and (iii) $8.4 million non-interest-bearing loans from Camber Energy, Inc. with no stipulated repayment terms.

As further described in Note 1, Viking has Guaranteed Camber Energy’s indebtedness to Discover, as well as entered into a Security Agreement in favor of Discover granting Discover a first-priority security interest in any assets purchased by Viking with funds advanced to Viking by Camber that were loaned by Discover.  In the event of a default by Camber, Viking may be called upon to honor its obligations under the Guaranty and Security Agreements executed by Viking in favor of Discover. The Company believes the likelihood that it will be required to perform under the guarantee to be remote and has not recognized a liability associated with any performance obligations of the guarantee.

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

In January 2022, the Company acquired a 51% ownership interest Viking Ozone, and in February 2022, the Company acquired a 51% ownership interest in both Viking Sentinel and Viking Protection.  These entities were formed to facilitate the monetization of acquired intellectual properties (see Note 8).  These entities are variable interest entities in which the Company owns a controlling financial interest; consequently, these entities are also consolidated.

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

f) Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investment securities that have original maturities of three months or less. Accounts at banks in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, while accounts at banks in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to $100,000.  At March 31, 2022 and December 31, 2021, the Company had $2,202,551 and $2,246,407 in excess of the FDIC and CDIC insured limits, respectively.

g) Accounts receivable

Accounts receivable for the Company’s oil and gas operations consist of purchaser receivables and joint interest billing receivables. The Company evaluates these accounts receivable for collectability and, when necessary, records allowances for expected unrecoverable amounts. Subsequent to the balance sheet date, the Company determined that the collectability of certain accounts receivable balances associated with the disposals of Ichor and Elysium, as described in Note 2, had become questionable, and that a reserve of $1.8 million should be recorded. The Company has recorded an allowance for doubtful accounts of $2,267,057 at March 31, 2022 and $754,472 at December 31, 2021.

The Company extends credit to its power generation customers in the normal course of business. The Company performs ongoing credit evaluations and generally do not require collateral. Payment terms are generally 30 days. The Company carries its trade accounts receivable at invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based upon management’s estimates that include a review of the history of past write-offs and collections and an analysis of current credit conditions. As of March 31, 2022, the Company established a reserve for doubtful power generation accounts of approximately $40,000. The Company does not accrue interest on past due accounts receivable.

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

Inventory consisted of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Units and work in process	$4,635,907	$4,125,451
Parts	2,891,563	2,920,045
	7,527,470	7,045,496
Reserve for obsolescence	(1,576,612)	(1,555,061)
	$5,950,858	$5,490,435

i) Notes Receivable

As of March 31, 2022, note’s receivable included five secured promissory notes due from New Rise Processing Reno, LLC in the amounts of $1,500,000, $500,000, $1,000,000, $500,000 and $460,000, for a combined total of $3,960,000. The notes are secured by a 20% membership interest in RESC /Renewable Holdings, LLC, and bear interest at a rate of 10% per annum and with a maturity date of June 30, 2022.

j) Prepaid expenses

Prepaid expenses include amounts paid in advance for certain operational expenses, as well as amounts paid through the issuance of restricted shares of stock for future contractual benefits to be received. These advances are amortized over the life of the contract using the straight-line method.

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

n) Investment in Unconsolidated Entity

The Company accounts for its investment in unconsolidated entities under the equity method of accounting when it (i) does not have a controlling financial interest and (ii) has the ability to exercise significant influence over the operating and financial policies of the entity. As described in Note 2, during August 2021 the Company acquired a 60.5% interest in Simson-Maxwell. Pursuant to a shareholder agreement in effect as of September 30, 2021, the Company did not have the ability to control the operating and financial policies of the entity as of such date, and as such has accounted for such ownership under the equity method of accounting. The investment is adjusted for its proportionate share of earnings or losses of the entity.

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

q) Goodwill

Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is subject to impairment testing at least annually and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired.  An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after completing the assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company will proceed to a quantitative test. The Company may also elect to perform a quantitative test instead of a qualitative test for any or all of our reporting units. The test compares the fair value of an entity’s reporting units to the carrying value of those reporting units. This quantitative test requires various judgments and estimates. The Company estimates the fair value of the reporting unit using a market approach in combination with a discounted operating cash flow approach. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit.

The Company preliminarily recorded goodwill of $252,290 in connection with the October 18, 2021 acquisition of Simson-Maxwell. As of March 31, 2022 and December 31, 2021, there were no indicators of potential impairment of goodwill. The Company plans to perform its goodwill impairment test annually in September.

r) Intangible assets

Intangible assets include amounts capitalized for the Company’s license agreement with ESG Clean Energy, LLC as described in Note 2. This asset is amortized on a straight-line basis over the remaining life of the related patents being licensed, which is approximately 16 years.

s) Income (loss) per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding and adjusted by any effects of warrants and options outstanding during the period, if dilutive. For the three months ended March 31, 2022 there were approximately 15,499,390 common stock equivalents that were omitted from the calculation of diluted income per share as they were anti-dilutive.

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

The following table disaggregates the Company’s oil and gas revenues by source for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
Oil	$740,281	$10,143,640
Natural gas and natural gas liquids	438,152	1,217,657
Settlement on Hedge Contracts	-	(960,880)
Well operations	500,384	93,662
	$1,678,817	$10,494,079

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

22

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

The following table disaggregates Simson-Maxwell’s revenue by source for the three months ended March 31, 2022:

Power Generation Units	$972,093
Parts	1,165,508
Total Units and Parts	2,137,601
Service and repairs	2,103,699
$4,241,300

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

The following table represents stock warrant activity as of and for the three months ended March 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding – December 31, 2021	7,306,854	0.99	5.22 years	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/expired/cancelled	-		-	-

Warrants Outstanding – March 31, 2022	7,306,854	$0.81	4.90 years	$-

Outstanding Exercisable – March 31, 2022	7,306,854	$0.81	4.90 years	$-

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset’s expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the three months ended March 31, 2022 and 2021.

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

The following table describes the changes in the Company’s asset retirement obligations for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
Asset retirement obligation – beginning	$2,111,650	$6,164,231
Oil and gas purchases	-	-
Disposals and settlements	-	1,800
Accretion expense	35,066	142,366
Asset retirement obligation – ending	$2,146,716	$6,308,397

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

Power Generation

As of March 31, 2022, three customers accounted for approximately 12% each of our power generation trade accounts receivable balance, and one of the three represented approximately 11% of our power generation total revenue for the three months ended March 31, 2022.

aa) Subsequent events

The Company has evaluated all subsequent events from March 31, 2022 through the date of filing of this report.

Note 5. Acquisition of Simson-Maxwell

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

Proforma financial data is not presented as it was impractical to do so as Simpson-Maxwell did not have quarterly information prepared utilizing an acceptable basis of accounting.

Note 6.  Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification and geographical cost center for the three months ended March 31, 2022:

	December 31,			March 31,
	2021	Adjustments	Impairments	2022
Proved developed producing oil and gas properties
United States cost center	$17,416,106	$(8,509)	$-	$17,407,597
Accumulated depreciation, depletion and amortization	(10,806,908)	(147,334)	-	(10,954,242)
Proved developed producing oil and gas properties, net	$6,609,198	$(155,843)	$-	$6,453,355

Undeveloped and non-producing oil and gas properties
United States cost center	22,082,329	(11,504)	-	22,070,825
Accumulated depreciation, depletion and amortization	(13,865,956)	(170,488)	-	(14,036,444)
Undeveloped and non-producing oil and gas properties, net	$8,216,373	$(181,992)	$-	$8,034,381
Total Oil and Gas Properties, Net	$14,825,571	$(337,835)	$-	$14,487,736

Note 7. Intangible Assets

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

The Company recognized amortization expense of $76,116 for the three months ended March 31, 2022. The estimated future amortization expense for each of the next five years is $304,465 per year.

The ESG Clean Energy intangible asset consisted of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
ESG Clean Energy License	$5,000,000	$5,000,000
Accumulated amortization	(190,291)	(114,175)
	$4,809,709	$4,885,825

Other intangibles – Simson-Maxwell – Customer Relationships and Brand

On October 18, 2021, the Company completed the acquisition of Simson-Maxwell, and allocated a portion of the purchase price to Customer Relationships with a fair value of $1,677,453 and an estimated useful life of 10 years, and the Simmax Brand with a fair value of $2,230,673 and an indefinite useful life.

The Company recognized amortization expense for the Customer Relationship intangible of $41,361 for the three months ended March 31, 2022. The estimated future amortization expense for each of the next five years is $167,745 per year.

As the Simmax Brand intangible fair value is deemed to have an indefinite like, the Company periodically reviews its fair value to determine if an impairment charge should be recognized. The Company did not recognize any impairment for the three months ended March 31, 2022.

The Other intangibles – Simson-Maxwell consisted of the following at March 31, 2022 and December 31, 2021:

	Years Ended
	December 31,
	March 31, 2021	December 31, 2021
Simmax Brand	$2,230,673	$2,230,673
Customer Relationships	1,677,453	1,677,453
Accumulated amortization	(75,370)	(34,009)
	$3,832,756	$3,874,117

Note 8. Intangible Assets - Variable Interest Entity Acquisitions (VIE’s)

Medical Waste Disposal System

Choppy:

On January 18, 2022, Viking entered into a Securities Purchase Agreement to purchase (the “Purchase”) 51 units, representing 51%, of Viking Ozone , from Choppy Group LLC, a Wyoming limited liability company (“Choppy”), in consideration of the issuance of 8,333,333 shares of Viking common stock to Choppy, 3,333,333 of which shares were issued at closing, 3,333,333 of which shares are to be issued to Choppy after 5 units of the System (as defined below) have been sold, and 1,666,667 of which shares are to be issued to Choppy after 10 units of the System have been sold. Viking Ozone was organized on or about January 14, 2022, for the purpose of developing and distributing a medical and biohazard waste treatment system using ozone technology (the “System”), and on or about January 14, 2022, Choppy was issued all 100 units of Viking Ozone in consideration of Choppy’s assignment to Viking Ozone of all of Choppy’s intellectual property and intangible assets, including patent rights, know-how, procedures, methodologies, and contract rights in connection with the System, and specifically the invention entitled “Multi-Chamber Medical Waste Ozone-Based Treatment Systems and Methods (Docket No. RAS-101A) and related patent application. On January 18, 2022 Viking acquired 51 units (51%) of Viking Ozone from Choppy with Choppy retaining the remaining 49 units (49%) of Viking Ozone, and Viking issued 3,333,333 shares of Viking common stock to Choppy. Viking and Choppy then entered into an Operating Agreement on January 18, 2022 governing the operation of Viking Ozone. Based on the closing price of the Company’s stock on the January 18, 2022, the fair value was approximately $2,000,000.  The Company determined the acquisition of a 51% interest in Viking Ozone was the acquisition of and initial consolidation of a VIE that is not a business.  The acquisition was recorded as follows:

Purchase Price:
Fair value of stock at closing	$2,000,000
Fair value of contingent consideration	495,868
Total consideration	$2,495,868

Purchase Price Allocation:
Intangible asset - IP	$4,916,057
Non controlling interest	(2,420,189)
Viking ownership interest	$2,495,868

Open Conductor Detection Technologies

Virga:

On February 9, 2022, Viking entered into a Securities Purchase Agreement to purchase (the “Purchase”) 51 units, representing 51%, of Viking Sentinel, from Virga Systems LLC, a Wyoming limited liability company (“Virga”), in consideration of the issuance of 416,667 shares of Viking common stock to Virga. Viking Sentinel was formed on or about January 31, 2022, and Virga was issued all 100 units of Viking Sentinel in consideration of Virga’s assignment to Viking Sentinel of all of Virga’s intellectual property and intangible assets, including patent rights, know-how, procedures, methodologies, and contract rights in connection with an end of line protection with trip signal engaging for distribution system, and related patent application(s). On February 9, 2022 Viking acquired 51 units (51%) of Viking Sentinel from Virga with Virga retaining the remaining 49 units (49%) of Viking Sentinel, and Viking issued 416,667 shares of Viking common stock to Virga. Viking and Virga then entered into an Operating Agreement on February 9, 2022 governing the operation of Viking Sentinel.  The Company determined the acquisition of a 51% interest in Viking Sentinel was the acquisition and initial consolidation of a VIE that is not a business.  The acquisition was recorded as follows:

Purchase Price:
Fair value of stock at closing	$233,334
Total consideration	$233,334

Purchase Price Allocation:
Intangible asset - IP	$457,518
Non controlling interest	(224,184)
Viking ownership interest	$233,334

Jedda:

On February 9, 2022, Viking entered into a Securities Purchase Agreement to purchase (the “Purchase”) 51 units (the “Units”), representing 51%, of Viking Protection Systems, LLC (“Viking Protection”), from Jedda Holdings LLC (“Jedda”). In consideration for the Units, Viking agreed to issue to Jedda, shares of a new class of Convertible Preferred Stock of Viking with a face value of $10,000 per share (the “Preferred Shares”), or pay cash to Jedda, if applicable, as follows:

No.	Purchase Price*	When Due	No. of VKIN Pref. Shares	Conversion Price	No. of Underlying VKIN Common Shares	Estimated Revenues if Sales Target Achieved**
1	$250,000	On closing	N/A	$0.60	416,667	N/A
2	$4,750,000	On closing	475	$0.60	7,916,667	N/A
3	$1,000,000	Upon the sale of 10k units	100	$0.75	1,333,333	$50,000,000
4	$2,000,000	Upon the sale of 20k units	200	$1.00	2,000,000	$100,000,000
5	$3,000,000	Upon the sale of 30k units	300	$1.25	2,400,000	$150,000,000
6	$4,000,000	Upon the sale of 50k units	400	$1.50	2,666,667	$250,000,000
7	$6,000,000	Upon the sale of 100k units	600	$2.00	3,000,000	$500,000,000
Total	$21,000,000		2,075	$0.94(avg.)	19,733,334	$500,000,000

___________

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

Viking Protection was formed on or about January 31, 2022, and Jedda was issued all 100 units of Viking Protection in consideration of Jedda’s assignment to Viking Protection of all of Jedda’s intellectual property and intangible assets, including patent rights, know-how, procedures, methodologies, and contract rights in connection with an electric transmission ground fault prevention trip signal engaging system, and related patent application(s). On February 9, 2022 Viking acquired 51 units (51%) of Viking Protection from Jedda with Jedda retaining the remaining 49 units (49%) of Viking Protection, and Viking issued the 475 Preferred Shares to Jedda. Viking and Jedda then entered into an Operating Agreement on February 9, 2022 governing the operation of Viking Protection. The Company determined the acquisition of a 51% interest in Viking Protection was the acquisition and initial consolidation of a VIE that is not a business.  The acquisition was recorded as follows:

Purchase Price:
Fair value of stock at closing	$4,433,334
Fair value of contingent consideration	939,889
Total consideration	$5,373,223

Purchase Price Allocation:
Intangible asset - IP	$10,059,765
Non controlling interest	(4,686,542)
Viking ownership interest	$5,373,223

The Company consolidates any VIEs in which it holds a variable interest and is the primary beneficiary. Generally, a VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The primary beneficiary of a VIE is generally the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

The Company has determined that it is the primary beneficiary of three VIEs, Viking Ozone, Viking Sentinel and Viking Protection, and consolidates the financial results of these entities. Following are the required disclosures associated with the Company’s consolidated VIEs:

	Viking	Viking	Viking
	Ozone	Sentinel	Protection	Total

Intangible asset - IP	$4,916,057	$457,518	$10,059,765	$15,433,340
Non controlling Interest	(2,420,189)	(224,184)	(4,686,542)	(7,330,915)
Viking ownership interest	$2,495,868	$233,334	$5,373,223	$8,102,425

Note 9.  Related Party Transactions

The Company’s CEO and director, James Doris, renders professional services to the Company through AGD Advisory Group, Inc., an affiliate of Mr. Doris’s. As of March 31, 2022 and December 31, 2021, the total amount due to AGD Advisory Group, Inc. was $320,000 and was $270,000, respectively and is included in accounts payable. Additionally, Mr. Doris has made several loans through promissory notes to the Company, all accruing interest at 12%, and payable on demand. During the twelve months ended December 31, 2021, the Company made payments totaling $63,319 toward principal and interest associated with these loans, and Mr. Doris in separate transactions sold $506,000 of his loans to independent third parties. As of March 31, 2022 and December 31, 2021, there are no remaining balances due to Mr. Doris for these loans.

The Company’s CFO, Frank W. Barker, Jr., renders professional services to the Company through FWB Consulting, Inc., an affiliate of Mr. Barker’s. As of March 31, 2022 and December 31, 2021, the total amount due to FWB Consulting, Inc. was $361,968 and $341,968, respectively and is included in accounts payable.

The following table summarizes the balance as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021

Due to Mr. James A. Doris - demand loans	$-	$-

Due to AGD Advisory Group, Inc.	$320,000	$270,000

Due to FWB Consulting, Inc.	$361,968	$341,968

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

During the period October 18, 2021 to December 31, 2021 revenues from Adco Power Ltd. were approximately $36,000.

The balances of the related party receivables and payables as of March 31, 2022 and December 31, 2021 are as follows:

	March 31,	December 31,
	2022	2021

Related party receivable

Simmax Corp	$1,551,801	$1,913,786
Adco Power Ltd. and majority owner	1,926,838	2,921,367

Total	$3,478,639	$4,835,153

Related party payable

Simmax Corp	$1,878,622	$1,858,405
Adco Power Ltd. and majority owner	1,956,728	3,011,615

Total	$3,835,350	$4,870,020

Net (due to) from

Simmax Corp	$(326,821)	$55,381
Adco Power Ltd. and majority owner	(29,890)	(90,248)

Total	$(356,711)	$(34,867)

Notes payable to related parties represent loans from certain employees, officers, family members and entities owned or controlled by such individuals.  The notes bear interest at six percent per annum with monthly principal and interest payments and a maturity date of December 31, 2023.  The notes payable to related parties as of March 31, 2022 and December 31, 2021 are as follows:

	March 31,	December 31,
	2022	2021

Total notes payable to related parties	$785,568	$788,920

Less current portion of notes payable - related parties	(64,607)	(64,418)

Notes payable - related parties, net of current portion	$720,961	$724,502

Due to Camber Energy, Inc.

During 2021, Camber made various cash advances to the Company. The advances are non-interest bearing and stipulate no repayment terms or restrictions. Camber owns 63% of the Company but does not have a controlling financial interest. As of March 31, 2022 and December 31, 2021, the amounts due to Camber aggregated $8,397,300 and $4,100,000, respectively.

Note 10. Noncontrolling Interests

As described in Note 5, on October 18, 2021, the Company acquired 60.5% of Simson-Maxwell. At the time of the acquisition, the fair value of the noncontrolling interest was independently determined by a valuation specialist.

The following discloses the effects of changes in the Company’s ownership interest in Simson-Maxwell, and on the Company’s equity for three months ended March 31, 2022:

Noncontrolling interest - January 1, 2022	$4,609,271

Transfers to the noncontrolling interest
Recognition of noncontrolling interest at fair value	-

Net loss attributable to noncontrolling interest	(360,505)

Noncontrolling interest – March 31, 2022	$4,248,766

As described in Note 8, during January and February 2022, the Company acquired a 51% interest in Viking Ozone, Viking Sentinel and Viking Protection, all of which have been identified as variable interest entities.

The following discloses the effects of the Company’s ownership interest in these three entities in the aggregate, and on the Company’s equity for three months ended March 31, 2022:

Noncontrolling interest - January 1, 2022	$-

Transfers to the noncontrolling interest
Recognition of noncontrolling interest at fair value	7,330,915

Net loss attributable to noncontrolling interest	-

Noncontrolling interest – March 31, 2022	$7,330,915

Note 11. Equity

(a) Preferred Stock

The Company is authorized to issue 5,000,000 shares of Preferred Stock, par value $0.001 per share (the “Preferred Stock”).

Preferred Stock – Series C

The Company has designated 50,000 preferred shares as Series C Preferred Stock (the “Series C Preferred Stock”). As of March 31, 2022 there were 28,092 shares of Series C Preferred Stock issued and outstanding, all of which are held by the Company’s CEO, James Doris. Pursuant to the Certification of Designation of the Series C Preferred Stock, as amended (and pursuant to a Certificate of Correction to the Certificate of Designation of the Series C Preferred Stock filed with the State of Nevada on or about January 20, 2022), (i) the holders of the Series C Preferred Stock have no voting rights until the later of July 1, 2022, or the date on which Camber is no longer entitled to own at least 51% of the outstanding shares of Viking’s common stock (the “Voting Trigger Date”); and (ii) each share of Series C Preferred Stock is only convertible into one share of common stock, except that upon any business combination of Viking and Camber whereby Camber acquires substantially all of the outstanding assets or common stock of Viking (a “Combination”), the Series C Preferred Stock would convert into the greater of (A) 25,000,000 common shares of Camber (or a number of preferred shares of Camber convertible into that number of common shares of Camber), or (B) that number of common shares of Camber that 25,000,000 shares of Viking common stock at that time would be convertible or exchange into in the Combination (or a number of preferred shares of Camber convertible into such number of common shares of Camber). After the Voting Trigger Date, each share of Series C Preferred Stock entitles the holder thereof to 37,500 votes on all matters submitted to the vote of the stockholders of the Company.

Preferred Stock – Series E

On February 14, 2022, the Company filed an amendment to its Articles of Incorporation to designate 2,075 of its authorized preferred shares as Series E Convertible Preferred Stock (the “Series E Preferred Stock”), with a par value of $0.001 per share and a stated value equal to $10,000.  The holders of the Series E Preferred Stock have voting rights equal to one vote per share.  Each share of the Series E Preferred Stock is convertible, at any time after the date of issuance at various conversion prices and subject to certain milestone achievements associated with the acquisition of 51% of Viking Protection as described in Note 8.  As of March 31, 2022 there were 475 shares of Series E Preferred Stock issued and outstanding.

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

During the three months ended March 31, 2022, the Company issued shares of its common stock as follows:

•	3,333,333 shares of common stock issued for purchase of VIE interest valued at fair value on the date of the transactions, totaling $2,000,000.

•	416,667 shares of common stock issued for purchase of VIE interest valued at fair value on the date of the transaction totaling $250,000.

Note 12. Long-Term Debt and Other Short-Term Borrowings

Long term debt and other short-term borrowings consisted of the following at March 31, 2022 and December 31, 2020:

	March 31, 2022	December 31, 2020

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

	4,115,000	5,140,000

On February14, 2019, the Company executed a promissory note payable to CrossFirst Bank in the amount of $56,760 for the purchase of transportation equipment, bearing interest at 7.15%, payable in 60 installments of $1,130, secured by a vehicle, with a maturity date of February 14, 2024.	24,210	27,133

On July 24, 2019, the Company through its wholly owned subsidiary, Mid-Con Petroleum, LLC, executed a promissory note payable to Cornerstone Bank in the amount of $2,241,758, bearing interest at 6%, payable interest only through July 24, 2021, then on August 24, 2021, payable in monthly installments of $43,438, with a final payment due on a maturity date of July 24, 2025. The note is secured by a first mortgage on all of the assets of Mid-Con Petroleum, LLC and a guarantee of payment by Viking Energy Group, Inc. The balance shown is net of unamortized discount of $15,815 at March 31, 2022 and $16,991 at December 31, 2021.

	2,063,606	2,160,523

On July 24, 2019, the Company through its wholly owned subsidiary, Mid-Con Drilling, LLC, executed a promissory note payable to Cornerstone Bank in the amount of $1,109,341, bearing interest at 6%, payable interest only through July 24, 2021, then on August 24, 2021, payable in monthly installments of $21,495, with a final payment due on a maturity date of July 24, 2025. The note is secured by a first mortgage on all of the assets of Mid-Con Drilling, LLC and a guarantee of payment by Viking Energy Group, Inc. The balance shown is net of unamortized discount of $15,771 at March 31, 2022 and $16,944 at December 31, 2021.

	961,286	1,009,427

On or about February 18, 2020, the Company commenced an offering of securities consisting of a subordinated, secured, convertible debt instrument with equity features. The notes bear interest at 12%, payable quarterly, contain a conversion entitlement to convert all or a portion of the amount outstanding into common shares of the Company at $1.35 per share, and provide for the issuance of 16,667 common shares of the Company for every $100,000 exchanged or advanced. As security, the holders received, pari passu with all other holders, a pledge of the Company’s membership interest in Elysium Energy Holdings, LLC, and, as soon as the Company’s obligations to EMC Capital Partners, LLC were satisfied, a pledge of the Company’s membership interest in Ichor Energy Holdings, LLC. These security interests were released by the collateral agent at the time of the transfer of the membership interests as described in Note 2. Any unpaid principal and interest are due on the extended maturity date of August 11, 2022. During September 2021, the Company offered the noteholders an amended conversion price under these notes of $0.75 per share for conversions prior to October 31, 2021; $1.00 per share for conversions prior to November 30, 2021; $1.10 per share for conversions prior to December 31, 2021; $1.20 per share for conversions prior to January 31, 2022; and back to $1.35 for any conversions thereafter. During September 2021, noteholders converted debt aggregating $1,952,354 into 2,603,139 shares of common stock valued at $3,800,164 pursuant to the amended conversion prices. The balance shown is net of unamortized discount of $0 and $90,175 as of March 31, 2022 and December 31, 2021.

An Event of Default under these outstanding Promissory Notes includes an event whereby the Company fails to file with the Securities and Exchange Commission any required reports under Section 13 or 15(d) of the Exchange Act such that the Company is not in compliance with Rule 144(c)(1) (or Rule 144(i)(2), if applicable).  If any Event of Default occurs, a holder of the outstanding Promissory Note may, at the holder’s option, elect to accelerate the maturity date of the Promissory Note and request all amounts owing under the Promissory Note(s) be payable immediately.  As of the date hereof, no holder of any outstanding Promissory Note has advised of its intention to accelerate the amounts due and owing thereunder.

	334,500	2,684,425

On July 1, 2020 the Company received a loan of $150,000 from the U.S. Small Business Administration. The loan bears interest at 3.75%, and is payable in monthly installments of at $731 monthly beginning 12 months from the date of the note, with the remaining principal and accrued interest due 30 years from the date of the note.	150,000	150,000

Total long-term debt	7,648,602	11,171,508
Less current portion	(5,064,700)	(8,430,318)
	$2,583,902	$2,741,190

Principal maturities of long-term debt for the next five years and thereafter are as follows:

Twelve-month period ended March 31,
	Principal	Unamortized Discount	Net
2023	$5,074,229	$9,529	$5,064,700
2024	663,971	9,529	654,442
2025	693,581	9,529	684,052
2026	1,106,742	3,000	1,103,742
2027	3,520	-	3,520
Thereafter	138,146	-	138,146

	$7,680,189	$31,587	$7,648,602

Loan Covenants

Pursuant to the terms of the Revolving Line of Credit Facility executed on June 13, 2018 with CrossFirst Bank for a maximum principal amount of $30,000,000, the Company is required to provide on a quarterly basis, certain information to the Bank relative to operational performance of the Borrowers, to include internally prepared consolidated financial statements, hedge reports, and a compliance certificate. At March 31, 2022, the Company is in compliance with these loan covenants.

Notes payable - related parties are presented in Note 9.

Bank Credit Facility

Simson-Maxwell has an operating credit facility with TD Bank, secured by accounts receivable and inventory, bearing interest at prime plus 1.00% on Canadian funds up to CAD $5,000,000 and the bank’s US dollar base rate plus 1.00% on US funds, plus a monthly administration fee of CAD $500.  The balance outstanding under this credit facility is $1,232,448 and $0 as of March 31, 2022 and December 31, 2021, respectively.

Note 13. Other Commitments and Contingencies

Office lease – Petrodome Energy

In April 2018, the Company’s subsidiary, Petrodome Energy, LLC entered into a 66-month lease for 4,147 square feet of office space for the Company’s corporate office in Houston, Texas. The annual base rent commenced at $22.00 per square foot, and escalates at $0.50 per foot each year through expiration of the lease term. Operating lease expense is recognized on a straight-line basis over the lease term. Operating lease expense was $24,096 for the three months ended March 31, 2022 and 2021.

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

Payments due in each of the next five years and thereafter at March 31, 2022 under these leases are as follows:

	Building	Vehicle and Equipment
	Leases	Leases	Totals

2023	$1,021,408	$428,634	$1,450,042
2024	1,032,753	297,453	1,330,206
2025	844,894	91,043	935,937
2026	580,482	7,574	588,056
2027 and thereafter	1,602,904	2,693	1,605,597

	$5,082,441	$827,397	$5,909,838
Less imputed interest			(581,341)
Present value of remaining lease payments			$5,328,497

Current			$1,262,233
Non current			$4,066,264

Operating lease expense for these leases was $368,740 for the three months ended March 31, 2022.

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

Information related to our reportable segments and our consolidated results for the three months ended March 31, 2022 is presented below.

	Three Months Ended March 31, 2022
	Oil and Gas	Power Generation	Total

Income (Loss) from Operations is as follows:

Revenue	$1,678,817	$4,241,300	$5,920,117

Operating expenses
Cost of goods	-	2,451,309	2,451,309
Lease operating costs	568,515	-	568,515
General and administrative	2,585,003	2,709,158	5,294,161
Stock based compensation	292,808	-	292,808
Accretion - ARO	35,066	-	35,066
Depreciation, depletion and amortization	414,204	85,565	499,769

Total operating expenses	3,895,596	5,246,032	9,141,628

Income (loss) from operations	$(2,216,779)	$(1,004,732)	$(3,221,511)

Assets

Segment Assets	$18,393,576	$25,713,608	$44,107,184
Corporate and unallocated assets			24,981,033

Total Consolidated Assets			$69,088,217

Note 16. Subsequent Events

Subsequent to March 31, 2022, Camber made additional advances to the Company.  As of June 3, 2022, the additional advances brought the total advanced to approximately $9 million dollars.

On or about June 1, 2022, the Company entered into a Termination Agreement with RESC Renewables Holdings, LLC (“RESC”) pursuant to which the Company and RESC agreed to terminate that certain Membership Interest Purchase Agreement dated as of November 18, 2021 by and between the Company and RESC, as amended by that certain First Amendment to Membership Interest Purchase Agreement dated as of December 21, 2021 (together, the “MIPA”), in accordance with the terms of the MIPA.  Amounts owing to the Company by New Rise Processing Reno LLC pursuant to various Promissory Notes dated between November 18, 2021 and January 24, 2022, which obligations are guaranteed by RESC Renewable Holdings, LLC and secured against twenty percent of the membership interests of RESC Renewable Holdings, LLC, are due and payable to the Company on or before June 30, 2022.

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

Medical Waste Disposal System Using Ozone Technology:

In January 2022, the Company acquired a 51% interest in Viking Ozone Technology, LLC (“Viking Ozone”), which owns the intellectual property rights to a fully developed, patent pending, proprietary medical and biohazard waste treatment system using ozone technology. Simson-Maxwell, another majority-owned subsidiary of the Company, has been designated the exclusive worldwide manufacturer and vendor of this system.  The technology is designed to be a sustainable alternative to incineration, chemical, autoclave and heat treatment of bio-hazardous waste, and for the treated waste to be classified as renewable fuel for waste-to-energy (WTE) facilities in many locations around the world.

Open Conductor Detection Technologies:

In February 2022, the Company acquired a 51% interest in two entities, Viking Sentinel Technology, LLC (“Viking Sentinel”) and Viking Protection Systems, LLC (Viking Protection”), that own the intellectual property rights to fully developed, patent pending, proprietary electric transmission and distribution open conductor detection systems. The systems are designed to detect a break in a transmission line, distribution line, or coupling failure, and to immediately terminate the power to the line before it reaches the ground. The technology is intended to increase public safety and reduce the risk of causing an incendiary event, and to be an integral component within grid hardening and stability initiatives by electric utilities to improve the resiliency and reliability of existing infrastructure.

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

On February 15, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Camber Energy, Inc. (“Camber”), the majority owner of the Company’s common stock. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, a newly-formed wholly-owned subsidiary of Camber (“Merger Sub”) will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly- owned subsidiary of Camber.

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

Going Concern Qualification

The Company’s consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $(3,643,064) for the three months March 31, 2022, as compared to a net loss of $(9,052,273) for the three months ended March 31, 2021. The loss for the year ended March 31, 2022 was comprised of, among other things, certain non-cash items, including: (i) stock-based compensation of $292,808; (ii) accretion of asset retirement obligation of $35,066; (iii) depreciation, depletion & amortization of $499,769; bad debt expense of $1,800,000 and (iv) amortization of debt discount of $92,522.

As of March 31, 2022, the Company has a stockholders’ equity of $28,582,925 and total long-term debt of $7,648,602. As of March 31, 2022, the Company has a working capital deficiency of approximately $9,608,589. The largest components of current liabilities creating this working capital deficiency are (i) accounts payable of approximately $4.7 million; (ii) a revolving credit facility with a balance of approximately $4.1 million as of March 31, 2022 due in June of 2022; and (iii) an amount due for non-interest-bearing loans from Camber Energy, Inc. in the amount of $8.4 million with no stipulated repayment terms.

As further described in Note 1, to Viking’s consolidated financial statements, Viking has guaranteed Camber Energy’s indebtedness to Discover, as well as entered into a Security Agreement in favor of Discover granting Discover a first-priority security interest in any assets purchased by Viking with funds advanced to Viking by Camber that were loaned by Discover. The Company believes the likelihood that it will be required to perform under the guarantee to be remote and has not recognized a liability associated with any performance obligations of the guarantee.

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

RESULTS OF CONTINUING OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the three months ended March 31, 2022 and 2021, should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on April 20, 2022.

Liquidity and Capital Resources

As of March 31, 2022, and December 31, 2021, the Company had $2,613,747 and $3,467,938 in cash holdings, respectively.

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

Three months ended March 31, 2022 compared to the three months ended March 31, 2021

Revenue

The Company had gross revenues of $5,920,117 for the three months ended March 31, 2022, as compared to $10,494,079 for the three months ended March 31, 2021, reflecting a decrease of 43.6% or $4,573,962.  This decrease in revenue is a combination of activities, including the disposition of oil and gas properties in October of 2021 coupled with the acquisition of Simson-Maxwell accomplished during the same month of 2021.

Expenses

The Company’s operating expenses increased by $501,259 to $9,141,628 for the three-month period ended March 31, 2022, from $8,640,369 in the corresponding prior period.  A large component of this increase was due to $1,800,000 in bad debt expense from accounts receivable deemed uncollectable.   Cost of goods sold of $2,451,309, is a new category of expense due to the acquisition of Simson-Maxwell, and the operations of the new power generation segment.  Lease operating costs decreased by $4,177,501 to $568,515 for the three-month period ended March 31, 2022 as compared to $4,746,016 for the three-month period ended March 31, 2021, due to the disposition of oil and gas properties in October 2021.  DD&A expense decreased by $1,857,233 to $499,769 for the three-month period ended March 31,2022 as compared to $2,357,002 for the period ended March 31, 2021 primarily as a result of the disposition of oil and gas properties.  General and administrative expenses reflected an increase of $4,172,926 to $5,294,161, when compared to $1,121,235 in the corresponding prior period due to the reserve for bad debts, the operations of the new power generation segment, and the overhead associated with it.

Income (Loss) from Operations

The Company generated a loss from operations for the three months ended March 31, 2022 of $(3,221,511), when compared to an income from operations of $1,853,710 for the three months ended March 31, 2021.

Other Income (Expense)

The Company had other expense of $(421,553) for the three months ended March 31, 2022, as compared to other expense of $(10,905,983) for the three months ended March 31, 2021.  Interest expense decreased by $3,118,733 to $133,762 for the three-month period ended March 31, 2022 as compared to $3,252,495 for the three months ended March 31, 2021 due to a reduction in long term debt resulting from the dispositions described in Note 1 to the Company’s consolidated financial statements.  Additionally, the Company does not have a loss from the change in fair value of derivatives for the three months ended March 31, 2022 as compared to a loss of $(5,668,606) for the three-month period ended March 31, 2021.

Net Income (Loss)

The Company had a net loss of $(3,643,064) during the three-month period ended March 31, 2022, compared with a net loss of $(9,052,273) for the three-month period ended March 31, 2021, a $5,409,209 difference primarily as a result of the items discussed above.

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

With the acquisition of a 51% interest in Viking Ozone, Viking Sentinel and Viking Protection, as described in Note 8, the Company has aggregate intangible assets of $15,433,340.  These assets have an indefinite life and are not being amortized.

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

The Company did not record any impairment of intangible assets during the three months ended March 31, 2022.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Management will continue to monitor and evaluate the effectiveness of the Company's internal controls and procedures and the Company's internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.  There were no changes in Internal Control Over Financial Reporting during the quarter ended March 31, 2022.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of commercial operations in the normal course of business.  As of March 31, 2022, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2022, the Company issued unregistered equity securities as described below:

On January 18, 2022, the Company issued 3,333,333 common shares of the Company to acquire 51% of the membership units of Viking Ozone Technology, LLC at a fair value of $2,000,000.

On February 15, 2022, the Company issued 416,667 common shares of the Company to acquire 51% of the membership units of Viking Sentinel Technology, LLC at a fair value of $250,000.

On or about February 9, 2022, the Company issued 475 shares of its Series E Preferred Stock to acquire 51% of the membership units of Viking Protection Systems, LLC at a fair value of $4,750,000.

The issuances of the foregoing securities were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder, as there was no general solicitation, the shareholders were sophisticated and/or accredited, and the transactions with the shareholders did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On or about June 1, 2022, the Company entered into a Termination Agreement (the “Termination Agreement”) with RESC Renewables Holdings, LLC (“RESC”) pursuant to which the Company and RESC agreed to terminate that certain Membership Interest Purchase Agreement dated as of November 18, 2021, by and between the Company and RESC, as amended by that certain First Amendment to Membership Interest Purchase Agreement dated as of December 21, 2021 (together, the “MIPA”), in accordance with the terms of the MIPA.  Amounts owing to the Company by New Rise Processing Reno LLC pursuant to various Promissory Notes dated between November 18, 2021, and January 24, 2022, which obligations are guaranteed by RESC Renewable Holdings, LLC, and secured against 20% of the membership interests of RESC Renewable Holdings, LLC, are due and payable to the Company on or before June 30, 2022.

The foregoing description of the terms of the Termination Agreement is subject to, and qualified in its entirety by, the terms of the Termination Agreement, which is attached hereto as Exhibit 10.60 hereto and incorporated herein by reference.

ITEM 6. EXHIBITS

Number	Description

2.1

Agreement and Plan of Merger, dated as of February 15, 2021, by and between Viking Energy Group, Inc. and Camber Energy, Inc. (incorporated by reference to our Current Report on Form 8-K filed on February 18, 2021)

3.1	Articles of Incorporation (incorporated by reference to our Definitive Information Statement on Schedule 14C filed on October 14, 2008)

3.2	Bylaws (incorporated by reference to our Definitive Information Statement on Schedule 14C filed on October 14, 2008)

3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to our Annual Report on Form 10-K filed on March 25, 2021)

3.4	Certificate of Correction to Designation - After Issuance of Class or Series (incorporated by reference to our Current Report on Form 8-K filed on January 21, 2022)

3.5*	Certificate of Designation (Series E Preferred Stock)

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

56

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

57

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

58

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

59

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

10.60*	Termination Agreement, by and between Viking Energy Group, Inc., and RESC Renewable Holdings, LLC, dated as of May 31, 2022

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*

Certification of Principal Financial and Accounting Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

60

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIKING ENERGY GROUP, INC. (Registrant)

/s/ James Doris	Date: June 7, 2022
Principal Executive Officer

/s/ Frank W. Barker, Jr.	Date: June 7, 2022
Principal Financial and Accounting Officer

61