Form 10-Q
period 2022-06-30
VIKING ENERGY GROUP, INC.
filed 2022-08-12
CIK 1102432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 12, 2022, the registrant had 114,780,967 shares of common stock outstanding.

VIKING ENERGY GROUP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIKING ENERGY GROUP, INC. Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash	$3,332,399	$3,467,938
Accounts receivable, net	6,125,290	8,781,086
Inventory	8,146,111	5,490,435
Notes receivable	1,960,000	3,000,000
Prepaids and other current assets	670,957	1,065,967
Total current assets	20,234,757	21,805,426

Oil and gas properties, full cost method
Proved developed producing oil and gas properties, net	6,302,596	6,609,198
Proved undeveloped and non-producing oil and gas properties, net	7,859,459	8,216,373
Total oil and gas properties, net	14,162,055	14,825,571

Fixed assets, net	1,510,486	1,487,012
Right of use assets, net	5,000,859	5,790,147
ESG Clean Energy license, net	4,732,747	4,885,825
Due from related parties	456,965	4,835,153
Other intangibles – Simson Maxwell, net	3,790,935	3,874,117
Other intangibles – Variable Interest Entities	15,433,340	-
Goodwill	252,290	252,290
Deposits and other assets	10,300	395,315
TOTAL ASSETS	$65,584,734	$58,150,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,324,595	$8,325,469
Accrued expenses and other current liabilities	879,004	1,600,209
Customer deposits	1,396,347	23,015
Due to Camber Energy, Inc.	8,022,300	4,100,000
Undistributed revenues and royalties	3,228,070	1,332,282
Current portion of operating lease liability	1,354,637	1,324,722
Due to related parties	674,604	4,870,020
Current portion of notes payable – related parties	74,645	64,418
Bank indebtedness – credit facility	3,310,982	-
Current portion of long-term debt – net of discount	4,549,393	8,430,318
Total current liabilities	26,814,577	30,070,453
Notes payable – related parties – net of current portion	673,252	724,502
Long term debt - net of current portion and debt discount	2,425,034	2,741,190
Operating lease liability, net of current portion	3,786,750	4,474,832
Contingent obligations	1,435,757	-
Asset retirement obligation	2,193,281	2,111,650
TOTAL LIABILITIES	37,328,651	40,122,627

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Preferred Stock Series C, $0.001 par value, 50,000 shares authorized, 28,092 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	28	28
Preferred Stock Series E, $0.001 par value, 2,075 shares authorized, 475 and 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	5	-

Common stock, $0.001 par value, 500,000,000 shares authorized, 114,780,967 and 111,030,965 shares issued and outstanding as of June 30, 2022, and December 31, 2021, respectively.	114,781	111,031
Additional paid-in capital	126,909,137	120,246,224
Accumulated other comprehensive loss	(112,686)	(177,981)
Accumulated deficit	(110,046,514)	(106,760,344)
Parent’s Stockholders’ Equity in Viking	16,864,751	13,418,958
Non-controlling interest	11,391,332	4,609,271
TOTAL STOCKHOLDERS’ EQUITY	28,256,083	18,028,229
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$65,584,734	$58,150,856

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. Consolidated Statements of Operations (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenue
Oil and gas sales	$1,870,055	$10,696,633	$3,548,872	$21,190,712
Power generation units and parts	1,496,526	-	3,634,127	-
Service and repairs	3,218,864	-	5,322,563	-
	6,585,445	10,696,633	12,505,562	21,190,712
Operating expenses
Cost of goods sold	2,602,290	-	5,053,599	-
Lease operating costs	617,653	5,228,732	1,186,168	9,974,748
General and administrative	3,186,601	1,199,699	8,480,762	2,320,934
Stock based compensation	296,062	114,793	588,870	388,543
Depreciation, depletion and amortization	513,701	2,306,225	1,013,470	4,663,227
Accretion - ARO	46,565	147,308	81,631	289,674
Total operating expenses	7,262,872	8,996,757	16,404,500	17,637,126

Income (loss) from operations	(677,427)	1,699,876	(3,898,938)	3,553,586

Other income (expense)
Interest expense	(219,283)	(3,179,380)	(353,045)	(6,431,875)
Amortization of debt discount	(2,374)	(1,086,680)	(94,896)	(2,145,036)
Change in fair value of derivatives	-	(7,307,567)	-	(12,976,173)
Loss on financing settlements	-	-	-	(926,531)
Other income	707,124	21,997	511,855	22,002
Total other income (expense)	485,467	(11,551,630)	63,914	(22,457,613)

Net loss before income taxes	(191,960)	(9,851,754)	(3,835,024)	(18,904,027)
Income tax benefit (expense)	-	-	-	-
Net loss	(191,960)	(9,851,754)	(3,835,024)	(18,904,027)
Net loss attributable to non-controlling interest	(188,349)	-	(548,854)	-
Net loss attributable to Viking Energy Group, Inc.	$(3,611)	$(9,851,754)	$(3,286,170)	$(18,904,027)
Earnings (loss) per common share
Basic and Diluted	$-	$(0.14)	$(0.03)	$(0.28)
Weighted average number of common shares outstanding
Basic and Diluted	114,780,967	68,132,199	114,364,300	67,350,993

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. Consolidated Statements of Comprehensive Loss (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

Net loss	$(191,960)	$(9,851,754)	$(3,835,024)	$(18,904,027)
Foreign currency translation adjustment	(134,882)	-	65,295	-

Total comprehensive loss	(326,842)	(9,851,754)	(3,769,729)	(18,904,027)

Less comprehensive loss attributable to non-controlling interest		-		-
Loss attributable to non-controlling interest	(188,349)		(548,854)
Foreign currency translation adjustment attributable to non-controlling interest	(53,278)	-	25,792	-

Comprehensive loss attributable to non-controlling interest	(241,627)	-	(523,062)	-

Comprehensive loss attributable to Viking	$(85,215)	$(9,851,754)	$(3,246,667)	$(18,904,027)

VIKING ENERGY GROUP, INC. Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(3,835,024)	$(18,904,027)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Change in fair value of derivative liability	-	12,976,173
Stock based compensation	588,870	388,543
Depreciation, depletion and amortization	1,013,470	4,663,227
Amortization of operational right-of-use assets	11,560	155
Accretion – asset retirement obligation	81,631	289,674
Bad debt expense	1,800,000	-
Amortization of debt discount	94,896	2,145,036
Loss on debt settlement	-	926,531
Changes in operating assets and liabilities
Accounts receivable	855,796	(1,785,700)
Prepaid expenses and other assets	191,155	-
Inventory	(2,655,676)	-
Accounts payable	(5,000,874)	433,677
Accrued expenses and other current liabilities	(721,205)	(326,986)
Related party payables	182,772	-
Customer deposits	1,373,332	-
Undistributed revenues and royalties	1,895,788	1,718,420
Net cash provided by (used in) operating activities	(4,123,509)	2,524,723

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	24,688	876,613
Investment in and acquisition of oil and gas properties	(9,813)	(999,365)
Acquisition of fixed assets	(32,484)	-
Proceeds from sale of notes receivable	1,040,000	-
Net cash provided by (used in) investing activities	1,022,391	(122,752)

Cash flows from financing activities:
Proceeds from long-term debt	-	510,000
Repayment of long-term debt	(4,332,998)	(3,219,637)
Proceeds from non-interest-bearing advances from Camber	3,922,300	-
Advances from bank credit facility	3,310,982	-
Repayment of amount due to director	-	(60,843)
Net cash provided by (used in) financing activities	2,900,284	(2,770,480)

Effect of exchange rates on cash	65,295	-

Net decrease in cash	(135,539)	(368,509)
Cash, beginning of period	3,467,938	7,839,539

Cash, end of period	$3,332,399	$7,471,030
Supplemental Cash Flow Information:
Cash paid for:
Interest	$353,045	$6,564,807
Income taxes	$-	$-

Supplemental disclosure of Non-Cash Investing and Financing Activities:
Amortization of right-of-use asset and lease liability	$628,952	$36,872
Issuance of shares for purchase of VIE interests	$2,250,000	$-
Issuance of preferred shares for purchase of VIE interest	$4,750,000	$-
Contingent obligation associated with acquisition of VIE interests	$1,435,757
Issuance of shares as discount on debt	$-	$141,321
Issuance of shares to parent for reduction of debt and accrued expenses	$-	$18,900,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the six months ended June 30, 2022
								Accumulated	Retained
	Preferred Stock		Preferred Stock				Additional	Other	Earnings		Total
	Series C		Series E		Common Stock		Paid-in	Comprehensive	(Accumulated	Noncontrolling	Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Capital	Income (Loss)	Deficit)	Interest	Equity

Balances at December 31, 2021	28,092	$28	-	$-	111,030,967	$111,031	$120,246,224	$(177,981)	$(106,760,344)	$4,609,271	$18,028,229
Shares issued in acquisition of membership interests of Viking Ozone LLC	-	-	-	-	3,333,333	3,333	1,996,667	-	-	2,420,189	4,420,189
Shares issued in acquisition of membership interests of Viking Sentinel LLC	-	-	-	-	416,667	417	232,917	-	-	224,184	457,518
Shares issued in acquisition of membership interests of Viking Protection LLC	-	-	475	5	-	-	4,433,329	-	-	4,686,542	9,119,876
Foreign currency translation adjustment								65,295			65,295
Net loss									(3,286,170)	(548,854)	(3,835,024)
Balances at June 30, 2022	28,092	$28	475	$5	114,780,967	$114,781	$126,909,137	$(112,686)	$(110,046,514)	$11,391,332	$28,256,083

For the six months ended June 30, 2021
								Accumulated	Retained
	Preferred Stock		Preferred Stock				Additional	Other	Earnings		Total
	Series C		Series E		Common Stock		Paid-in	Comprehensive	(Accumulated	Noncontrolling	Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Capital	Income (Loss)	Deficit)	Interest	Equity

Balances at December 31, 2020	28,092	$28	-	$-	51,494,956	$51,495	$75,920,811	$-	$(92,274,497)	$-	$(16,302,163)
Rounding due to reverse split					1,770	2	-				2
Shares issued for services					428,067	428	358,234				358,662
Shares issued as debt discount					169,336	169	141,152				141,321
Warrants issued for services							29,881				29,881
Shares issued to parent for reduction of debt and accrued expenses					16,153,846	16,154	19,605,846				19,622,000
Net loss									(18,904,027)	-	(18,904,027)
Balances at June 30, 2021	28,092	$28	-	$-	68,247,975	$68,248	$96,055,924	$-	$(111,178,524)	$-	$(15,054,324)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. Notes to Consolidated Financial Statements (Unaudited)

Note 1 Relationship with and Ownership by Camber Energy, Inc.

On December 23, 2020 Camber Energy, Inc. (“Camber”) acquired a 51% interest in Viking Energy Group, Inc. (“Viking” or the “Company”). On January 8, 2021 and July 29, 2021, Camber acquired additional interests in the Company resulting in Camber owning approximately 62% of the outstanding common shares of the Company after the January transaction and approximately 73% of the outstanding common shares of the Company after the July transaction. As a result of subsequent issuances of the Company’s common shares, Camber’s ownership interest is approximately 61% as of June 30, 2022. The December 2020, January 2021 and July 2021 transactions, along with a new merger agreement executed by Viking and Camber in February 2021 are described further below.

December 23, 2020 Transaction

On December 23, 2020, the Company entered into a Securities Purchase Agreement with Camber, pursuant to which Camber acquired (“Camber’s Acquisition”) 26,274,510 shares of Viking common stock (“Camber’s Viking Shares”), constituting 51% of the common stock of Viking, in consideration of (i) Camber’s payment of $10,900,000 to Viking (the “Cash Purchase Price”), and (ii) cancelation of $9,200,000 in promissory notes issued by Viking to Camber (“Camber’s Viking Notes”). Pursuant to the Securities Purchase Agreement, if at any time between December 23, 2020 and July 2, 2022 Viking issued shares of its common stock to one or more persons such that Camber’s percentage ownership of Viking’s common stock is less than 51%, Viking was obligated to issue additional shares to Camber to ensure that Camber owns at least 51% of the common stock of Viking (the “Adjustment Entitlement”). The Adjustment Entitlement expired on July 1, 2022.

On December 23, 2020, Viking and Camber closed on the Camber Acquisition, with Camber paying the Cash Purchase Price to Viking and cancelling Camber’s Viking Notes, and Viking issuing Camber’s Viking Shares. At the closing, James Doris and Frank Barker, Jr., Viking’s CEO and CFO, were appointed the CEO and CFO of Camber, and Mr. Doris was appointed a member of the Board of Directors of Camber.

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

February 2021 Merger Agreement with Camber

On February 15, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Camber. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, a newly formed wholly owned subsidiary of Camber (“Merger Sub”) will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Camber.

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

As of August 12, 2022, neither Viking nor Camber has advised of its intention to terminate the Merger Agreement. However, given the lapse of time since the date of the Merger Agreement and the lack of progress during that period toward completing certain of the transaction requirements and satisfying certain of the conditions to the merger, we believe it is reasonably likely that certain terms, including economic terms of the merger, would need to be modified by the parties in order for the parties to proceed with the merger. While the parties have discussed this likelihood, neither party has determined the revised terms, if any, upon which it would be prepared to proceed with a revised merger agreement. Any revisions to the terms and conditions of the merger agreement would be subject to the written agreement of the parties, and there is no assurance Viking and Camber will agree on any such proposed modifications or conditions.  Moreover, the satisfaction of conditions, whether existing or new, may be outside of Viking’s control.

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

Camber’s Series C Preferred Share Designation

The Certificate of Designation(s) (the “COD”) regarding Camber’s Series C Convertible Preferred Shares requires, among other things, Camber to timely file with the Securities and Exchange Commission all reports required to pursuant to the Exchange Act. Any breach under the COD is also a default under the Notes. Camber is currently in compliance with the requirements under the COD.

Note 2 Company Overview and Operations

Viking Energy Group, Inc. (“Viking”, the “Company”, “we”, “us” or “our”) is a growth-oriented diversified energy company. Through various majority-owned subsidiaries, Viking provides custom energy and power solutions to commercial and industrial clients in North America and owns interests in oil and natural gas assets in Kansas. The Company also (i) holds an exclusive license in Canada to a patented carbon-capture system, and: (ii) owns a majority interest in entities with intellectual property rights to a patent pending, proprietary medical & biohazard waste treatment system using ozone technology; and electric transmission and open conductor detection systems. The Company is also exploring other renewable energy-related opportunities and/or technologies, which are currently generating revenue, or have a reasonable prospect of generating revenue within a reasonable period of time.

Custom Energy & Power Solutions:

Simson-Maxwell Acquisition

On August 6, 2021, the Company acquired approximately 60.5% of the issued and outstanding shares of Simson-Maxwell Ltd. (“Simson-Maxwell”), a Canadian federal corporation, for $7,958,159 in cash. Simson-Maxwell manufactures and supplies power generation products, services and custom energy solutions. Simson-Maxwell provides commercial and industrial clients with efficient, flexible, environmentally responsible and clean-tech energy systems involving a wide variety of products, including CHP (combined heat and power), tier 4 final diesel and natural gas industrial engines, solar, wind and storage. Simson-Maxwell also designs and assembles a complete line of electrical control equipment including switch gear, synchronization and paralleling gear, distribution, Bi-Fuel and complete power generation production controls. Operating for over 80 years, Simson-Maxwell’s seven branches assist with servicing a large number of existing maintenance arrangements and meeting the energy and power-solution demands of the company’s other customers.

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

Medical Waste Disposal System Using Ozone Technology:

In January 2022, the Company acquired a 51% interest in Viking Ozone Technology, LLC (“Viking Ozone”), which owns the intellectual property rights to a patent pending (i.e.US Application 17/576,801), proprietary medical and biohazard waste treatment system using ozone technology. Simson-Maxwell has been designated the exclusive worldwide manufacturer and vendor of this system. The technology is designed to be a sustainable alternative to incineration, chemical, autoclave and heat treatment of bio-hazardous waste, and for the treated waste to be classified as renewable fuel for waste-to-energy (WTE) facilities in many locations around the world.

Open Conductor Detection Technologies:

In February 2022, the Company acquired a 51% interest in two entities, Viking Sentinel Technology, LLC (“Viking Sentinel”) and Viking Protection Systems, LLC (Viking Protection”), that own the intellectual property rights to patent pending (i.e., US Applications 16/974,086, 17/672,422 and 17/693,504), proprietary electric transmission and distribution open conductor detection systems. The systems are designed to detect a break in a transmission line, distribution line, or coupling failure, and to immediately terminate the power to the line before it reaches the ground. The technology is intended to increase public safety and reduce the risk of causing an incendiary event, and to be an integral component within grid hardening and stability initiatives by electric utilities to improve the resiliency and reliability of existing infrastructure.

Oil & Gas Properties

Existing Assets:

As at June 30, 2022, the Company, through its wholly owned subsidiary, Petrodome Energy, LLC (“Petrodome”), owned working interests in oil and gas fields in Texas, Louisiana and Mississippi, which include approximately 7 producing wells, 8 non-producing wells and 1 Salt Water Disposal Well (SWD). As further described in Note 16, Subsequent Events, Petrodome sold such interests on July 8, 2022, and proceeds from such sale were used to repay Petrodome’s indebtedness to CrossFirst Bank.

The Company, through its wholly owned subsidiaries Mid-Con Petroleum, LLC and Mid-Con Drilling, LLC (collectively, the “Mid-Con Entities”) owns working interests in oil fields in Kansas, which include a combination of producing wells, non-producing wells and water injection wells.

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

Note 3 Going Concern

The Company’s consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $(3,835,024) for the six months June 30, 2022, as compared to a net loss of $(18,904,027) for the six months ended June 30, 2021. The loss for the six months ended June 30, 2022 was comprised of, among other things, certain non-cash items, including: (i) stock-based compensation of $588,870; (ii) accretion of asset retirement obligation of $81,631; (iii) depreciation, depletion & amortization of $1,013,470; (iv) bad debt expense of $1,800,000 and; (v) amortization of debt discount of $94,896.

As of June 30, 2022, the Company has a stockholders’ equity of $28,256,083 and long-term debt of $6,974,428. As of June 30, 2022, the Company has a working capital deficiency of $6,579,820. The largest components of current liabilities creating this working capital deficiency is a $8.0 million non-interest-bearing loan from Camber Energy, Inc. with no stipulated repayment terms.

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

f) Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investment securities that have original maturities of three months or less. Accounts at banks in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, while accounts at banks in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to CAD $100,000. At June 30, 2022 and December 31, 2021, the Company had $4,869,080 and $2,246,407 in excess of the FDIC and CDIC insured limits, respectively.

g) Accounts receivable

Accounts receivable for the Company’s oil and gas operations consist of purchaser receivables and joint interest billing receivables. The Company evaluates these accounts receivable for collectability and, when necessary, records allowances for expected unrecoverable amounts. During the six months ended June 30, 2022, the Company determined that the collectability of certain accounts receivable balances associated with the disposals of Ichor and Elysium, as described in Note 2, had become questionable, and that a reserve of $1.8 million should be recorded. The Company has recorded an allowance for doubtful accounts on oil and gas accounts of $2,267,057 at June 30, 2022 and $754,472 at December 31, 2021.

The Company extends credit to its power generation customers in the normal course of business. The Company performs ongoing credit evaluations and generally do not require collateral. Payment terms are generally 30 days. The Company carries its trade accounts receivable at invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based upon management’s estimates that include a review of the history of past write-offs and collections and an analysis of current credit conditions. As of June 30, 2022, the Company established a reserve for doubtful power generation accounts of approximately $40,000. The Company does not accrue interest on past due accounts receivable.

h) Inventory

Inventories are stated at the lower of cost or net realizable value, and consist of parts, equipment and work in process. Work-in-process and finished goods included the cost of materials, direct labor and overhead. At the closing of each reporting period, the Company evaluates its inventory in order to adjust the inventory balance for obsolete and slow-moving items.

Inventory consisted of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Units and work in process	$6,466,338	$4,125,451
Parts	3,208,764	2,920,045
	9,675,102	7,045,496
Reserve for obsolescence	(1,528,991)	(1,555,061)
	$8,146,111	$5,490,435

i) Notes Receivable

As of June 30, 2022, note’s receivable included three secured promissory notes due from New Rise Processing Reno, LLC in the amounts of $1,000,000, $500,000 and $460,000, for a combined total of $1,960,000. The notes are secured by a 20% membership interest in RESC /Renewable Holdings, LLC, and bear interest at a rate of 10% per annum and with a maturity date of June 30, 2022. See Note 16, Subsequent Events, regarding note repayments in July 2022.

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

The Company preliminarily recorded goodwill of $252,290 in connection with the October 18, 2021 acquisition of Simson-Maxwell. As of June 30, 2022 and December 31, 2021, there were no indicators of potential impairment of goodwill. The Company plans to perform its goodwill impairment test annually in September.

r) Intangible assets

Intangible assets include amounts capitalized for the Company’s license agreement with ESG Clean Energy, LLC as described in Note 2. This asset is amortized on a straight-line basis over the remaining life of the related patents being licensed, which is approximately 16 years.

s) Income (loss) per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding and adjusted by any effects of warrants and options outstanding during the period, if dilutive. For the six months ended June 30, 2022 there were approximately 15,324,946 common stock equivalents that were omitted from the calculation of diluted income per share as they were anti-dilutive.

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

The following table disaggregates the Company’s oil and gas revenue by source for the three and six months ended June 30, 2022 and 2021:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

Oil	$878,515	$8,104,816	$1,618,796	$14,942,504
Natural gas and natural gas liquids	776,298	4,199,274	1,214,450	8,722,887
Settlement on Hedge Contracts	-	(2,116,873)	-	(3,077,753)
Well operations	215,242	509,416	715,626	603,074

	$1,870,055	$10,696,633	$3,548,872	$21,190,712

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

21

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

The following table disaggregates Simson-Maxwell’s revenue by source for the three and six months ended June 30, 2022:

	Three months ended	Six months ended
	June 30, 2022	June 30, 2022
Power Generation Units	$537,054	$1,509,147
Parts	959,472	2,124,980
Total Units and Parts	1,496,526	3,634,127
Service and repairs	3,218,864	5,322,563
	$4,715,390	$8,956,690

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

The following table represents stock warrant activity as of and for the six months ended June 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding – December 31, 2021	7,306,854	0.81	4.90 years	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/expired/cancelled	174,445		-	-

Warrants Outstanding – June 30, 2022	7,132,409	$0.82	4.27 years	$-

Outstanding Exercisable – June 30, 2022	7,132,409	$0.82	4.27 years	$-

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset’s expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the six months ended June 30, 2022 and 2021.

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

The following table describes the changes in the Company’s asset retirement obligations for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,
	2022	2021
Asset retirement obligation – beginning	$2,111,650	$6,164,231
Oil and gas purchases	-	-
Revisions	-	1,800
Accretion expense	81,631	289,674
Asset retirement obligation – ending	$2,193,281	$6,455,705

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

Power Generation

The Company uses procedures including credit approvals, credit limits and terms to manage its exposure. Additionally, the Company regularly issues progress billings on longer term orders to mitigate both credit risk and overall working capital requirements.

aa) Subsequent events

The Company has evaluated all subsequent events from June 30, 2022 through the date of filing of this report.

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

Proforma financial data is not presented as it was impractical to do so as Simson-Maxwell did not have quarterly information prepared utilizing an acceptable basis of accounting.

Note 6. Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification and geographical cost center for the six months ended June 30, 2022:

	December 31,			June 30,
	2021	Adjustments	Impairments	2022
Proved developed producing oil and gas properties
United States cost center	$17,416,106	$(6,289)	$-	$17,409,817
Accumulated depreciation, depletion and amortization	(10,806,908)	(300,313)	-	(11,107,221)
Proved developed producing oil and gas properties, net	$6,609,198	$(306,602)	$-	$6,302,596

Undeveloped and non-producing oil and gas properties
United States cost center	22,082,329	(8,590)	-	22,073,739
Accumulated depreciation, depletion and amortization	(13,865,956)	(348,324)	-	(14,214,280)
Undeveloped and non-producing oil and gas properties, net	$8,216,373	$(356,914)	$-	$7,859,459
Total Oil and Gas Properties, Net	$14,825,571	$(663,516)	$-	$14,162,055

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

The Company recognized amortization expense of $153,078 for the six months ended June 30, 2022. The estimated future amortization expense for each of the next five years is $304,465 per year.

The ESG Clean Energy intangible asset consisted of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
ESG Clean Energy License	$5,000,000	$5,000,000
Accumulated amortization	(267,253)	(114,175)
	$4,732,747	$4,885,825

Other intangibles – Simson-Maxwell – Customer Relationships and Brand

On October 18, 2021, the Company completed the acquisition of Simson-Maxwell, and allocated a portion of the purchase price to Customer Relationships with a fair value of $1,677,453 and an estimated useful life of 10 years, and the Simmax Brand with a fair value of $2,230,673 and an indefinite useful life.

The Company recognized amortization expense for the Customer Relationship intangible of $83,183 for the six months ended June 30, 2022. The estimated future amortization expense for each of the next five years is $167,745 per year.

As the Simmax Brand intangible fair value is deemed to have an indefinite life, the Company periodically reviews its fair value to determine if an impairment charge should be recognized. The Company did not recognize any impairment for the six months ended June 30, 2022.

The Other intangibles – Simson-Maxwell consisted of the following at June 30, 2022 and December 31, 2021:

	June 30, 2021	December 31, 2021
Simmax Brand	$2,230,673	$2,230,673
Customer Relationships	1,677,453	1,677,453
Accumulated amortization	(117,191)	(34,009)
	$3,790,935	$3,874,117

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

Purchase Price:
Fair value of stock at closing	$2,000,000
Fair value of contingent consideration	495,868
Total consideration	$2,495,868

Purchase Price Allocation:
Intangible asset - IP	$4,916,057
Non-controlling interest	(2,420,189)
Viking ownership interest	$2,495,868

Open Conductor Detection Technologies

Virga:

On February 9, 2022, Viking entered into a Securities Purchase Agreement to purchase (the “Purchase”) 51 units, representing 51% of Viking Sentinel, from Virga Systems LLC, a Wyoming limited liability company (“Virga”), in consideration of the issuance of 416,667 shares of Viking common stock to Virga. Viking Sentinel was formed on or about January 31, 2022, and Virga was issued all 100 units of Viking Sentinel in consideration of Virga’s assignment to Viking Sentinel of all of Virga’s intellectual property and intangible assets, including patent rights, know-how, procedures, methodologies, and contract rights in connection with an end of line protection with trip signal engaging for distribution system, and related patent application(s). On February 9, 2022 Viking acquired 51 units (51%) of Viking Sentinel from Virga with Virga retaining the remaining 49 units (49%) of Viking Sentinel, and Viking issued 416,667 shares of Viking common stock to Virga. Viking and Virga then entered into an Operating Agreement on February 9, 2022 governing the operation of Viking Sentinel. The Company determined the acquisition of a 51% interest in Viking Sentinel was the acquisition and initial consolidation of a VIE that is not a business. The acquisition was recorded as follows:

Purchase Price:
Fair value of stock at closing	$233,334
Total consideration	$233,334

Purchase Price Allocation:
Intangible asset - IP	$457,518
Non-controlling interest	(224,184)
Viking ownership interest	$233,334

Jedda:

On February 9, 2022, Viking entered into a Securities Purchase Agreement to purchase (the “Purchase”) 51 units (the “Units”), representing 51% of Viking Protection Systems, LLC (“Viking Protection”), from Jedda Holdings LLC (“Jedda”). In consideration for the Units, Viking agreed to issue to Jedda, shares of a new class of Convertible Preferred Stock of Viking with a face value of $10,000 per share (the “Preferred Shares”), or pay cash to Jedda, if applicable, as follows:

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

Purchase Price:
Fair value of stock at closing	$4,433,334
Fair value of contingent consideration	939,889
Total consideration	$5,373,223

Purchase Price Allocation:
Intangible asset - IP	$10,059,765
Non-controlling interest	(4,686,542)
Viking ownership interest	$5,373,223

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

The Company has determined that it is the primary beneficiary of three VIEs, Viking Ozone, Viking Sentinel and Viking Protection, and consolidates the financial results of these entities, as follows:

	Viking	Viking	Viking
	Ozone	Sentinel	Protection	Total

Intangible asset - IP	$4,916,057	$457,518	$10,059,765	$15,433,340
Non-controlling Interest	(2,420,189)	(224,184)	(4,686,542)	(7,330,915)
Viking ownership interest	$2,495,868	$233,334	$5,373,223	$8,102,425

Note 9. Related Party Transactions

The Company’s CEO and director, James Doris, renders professional services to the Company through AGD Advisory Group, Inc., an affiliate of Mr. Doris’s. As of June 30, 2022 and December 31, 2021, the total amount due to AGD Advisory Group, Inc. was $370,000 and $270,000, respectively and is included in accounts payable. Additionally, Mr. Doris has made several loans through promissory notes to the Company, all accruing interest at 12%, and payable on demand. During the twelve months ended December 31, 2021, the Company made payments totaling $63,319 toward principal and interest associated with these loans, and Mr. Doris in separate transactions sold $506,000 of his loans to independent third parties. As of June 30, 2022 and December 31, 2021, there are no remaining balances due to Mr. Doris for these loans.

The Company’s former CFO, Frank W. Barker, Jr., renders professional services to the Company through FWB Consulting, Inc., an affiliate of Mr. Barker’s. As of June 30, 2022 and December 31, 2021, the total amount due to FWB Consulting, Inc. was $1,450 and $341,968, respectively and is included in accounts payable.

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

During the period October 18, 2021 to December 31, 2021 revenues from Adco Power Ltd. were approximately $36,000.

The balances of the related party receivables and payables as of June 30, 2022 and December 31, 2021 are as follows:

	June 30,	December 31,
	2022	2021

Related party receivable

Simmax Corp	$-	$1,913,786
Adco Power Ltd. and majority owner	14,035	2,921,367

Total	$14,035	$4,835,153

Related party payable

Simmax Corp	$665,310	$1,858,405
Adco Power Ltd. and majority owner	9,294	3,011,615

Total	$674,604	$4,870,020

Net (due to) from

Simmax Corp	$(665,310)	$55,381
Adco Power Ltd. and majority owner	4,741	(90,248)

Total	$(660,569)	$(34,867)

Notes payable to related parties represent loans from certain employees, officers, family members and entities owned or controlled by such individuals. The notes bear interest at six percent per annum with monthly principal and interest payments and a maturity date of December 31, 2023. The notes payable to related parties as of June 30, 2022 and December 31, 2021 are as follows:

	June 30,	December 31,
	2022	2021

Total notes payable to related parties	$747,897	$788,920

Less current portion of notes payable - related parties	(74,645)	(64,418)

Notes payable - related parties, net of current portion	$673,252	$724,502

Due to Camber Energy, Inc.

During 2021 and the first six months of 2022, Camber made various cash advances to the Company. The advances are non-interest bearing and stipulate no repayment terms or restrictions. Camber owns 63% of the Company but does not control the Company. As of June 30, 2022 and December 31, 2021, the amounts due to Camber aggregated $8,022,300 and $4,100,000, respectively.

Note 10. Noncontrolling Interests

As described in Note 5, on October 18, 2021, the Company acquired 60.5% of Simson-Maxwell. At the time of the acquisition, the fair value of the noncontrolling interest was independently determined by a valuation specialist.

The following discloses the effects of changes in the Company’s ownership interest in Simson-Maxwell, and on the Company’s equity for six months ended June 30, 2022:

Noncontrolling interest - January 1, 2022	$4,609,271

Transfers to the noncontrolling interest
Recognition of noncontrolling interest at fair value	-

Net loss attributable to noncontrolling interest	(548,854)

Noncontrolling interest – June 30, 2022	$4,060,417

As described in Note 8, during January and February 2022, the Company acquired a 51% interest in Viking Ozone, Viking Sentinel and Viking Protection, all of which have been identified as variable interest entities.

The following discloses the effects of the Company’s ownership interest in these three entities in the aggregate, and on the Company’s equity for six months ended June 30, 2022:

Noncontrolling interest - January 1, 2022	$-

Transfers to the noncontrolling interest
Recognition of noncontrolling interest at fair value	7,330,915

Net loss attributable to noncontrolling interest	-

Noncontrolling interest – June 30, 2022	$7,330,915

Note 11. Equity

(a) Preferred Stock

The Company is authorized to issue 5,000,000 shares of Preferred Stock, par value $0.001 per share (the “Preferred Stock”).

Preferred Stock – Series C

The Company has designated 50,000 preferred shares as Series C Preferred Stock (the “Series C Preferred Stock”). As of June 30, 2022 there were 28,092 shares of Series C Preferred Stock issued and outstanding, all of which are held by the Company’s CEO, James Doris. Pursuant to the Certification of Designation of the Series C Preferred Stock, as amended (and pursuant to a Certificate of Correction to the Certificate of Designation of the Series C Preferred Stock filed with the State of Nevada on or about January 20, 2022), (i) the holders of the Series C Preferred Stock have no voting rights until the later of July 1, 2022, or the date on which Camber is no longer entitled to own at least 51% of the outstanding shares of Viking’s common stock (the “Voting Trigger Date”); and (ii) each share of Series C Preferred Stock is only convertible into one share of common stock, except that upon any business combination of Viking and Camber whereby Camber acquires substantially all of the outstanding assets or common stock of Viking (a “Combination”), the Series C Preferred Stock would convert into the greater of (A) 25,000,000 common shares of Camber (or a number of preferred shares of Camber convertible into that number of common shares of Camber), or (B) that number of common shares of Camber that 25,000,000 shares of Viking common stock at that time would be convertible or exchange into in the Combination (or a number of preferred shares of Camber convertible into such number of common shares of Camber). After the Voting Trigger Date, each share of Series C Preferred Stock entitles the holder thereof to 37,500 votes on all matters submitted to the vote of the stockholders of the Company.

Preferred Stock – Series E

On February 14, 2022, the Company filed an amendment to its Articles of Incorporation to designate 2,075 of its authorized preferred shares as Series E Convertible Preferred Stock (the “Series E Preferred Stock”), with a par value of $0.001 per share and a stated value equal to $10,000. The holders of the Series E Preferred Stock have voting rights equal to one vote per share. Each share of the Series E Preferred Stock is convertible, at any time after the date of issuance at various conversion prices and subject to certain milestone achievements associated with the acquisition of 51% of Viking Protection as described in Note 8. As of June 30, 2022 there were 475 shares of Series E Preferred Stock issued and outstanding.

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

During the six months ended June 30, 2022, the Company issued shares of its common stock as follows:

•	3,333,333 shares of common stock issued for purchase of VIE interest valued at fair value on the date of the transactions, totaling $2,000,000.

•	416,667 shares of common stock issued for purchase of VIE interest valued at fair value on the date of the transaction totaling $250,000.

Note 12. Long-Term Debt and Other Short-Term Borrowings

Long term debt and other short-term borrowings consisted of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

Long-term debt:

On June 13, 2018, the Company borrowed $12,400,000 pursuant to a revolving line of credit facility with a maximum principal amount of $30,000,000 from Crossfirst Bank, bearing interest 1.5% above a base rate equal to the prime rate of interest published by the Wall Street Journal. Principal is payable at $100,000 monthly through the amended maturity date of July 5, 2022, at which time all remaining unpaid principal and accrued interest is due (see Note 16). The loan is secured by a mortgage on all of the oil and gas leases of Petrodome Energy, LLC and its subsidiaries, a security agreement covering all of Petrodome Energy, LLC’s assets and a guaranty by Viking Energy Group, Inc.

	3,590,000	5,140,000

On February14, 2019, the Company executed a promissory note payable to CrossFirst Bank in the amount of $56,760 for the purchase of transportation equipment, bearing interest at 7.15%, payable in 60 installments of $1,130, secured by a vehicle, with a maturity date of February 14, 2024.	21,344	27,133

On July 24, 2019, the Company through its wholly owned subsidiary, Mid-Con Petroleum, LLC, executed a promissory note payable to Cornerstone Bank in the amount of $2,241,758, bearing interest at 6%, payable interest only through July 24, 2021, then on August 24, 2021, payable in monthly installments of $43,438, with a final payment due on a maturity date of July 24, 2025. The note is secured by a first mortgage on all of the assets of Mid-Con Petroleum, LLC and a guarantee of payment by Viking Energy Group, Inc. The balance shown is net of unamortized discount of $14,627 at June 30, 2022 and $16,991 at December 31, 2021.

	1,965,867	2,160,523

On July 24, 2019, the Company through its wholly owned subsidiary, Mid-Con Drilling, LLC, executed a promissory note payable to Cornerstone Bank in the amount of $1,109,341, bearing interest at 6%, payable interest only through July 24, 2021, then on August 24, 2021, payable in monthly installments of $21,495, with a final payment due on a maturity date of July 24, 2025. The note is secured by a first mortgage on all of the assets of Mid-Con Drilling, LLC and a guarantee of payment by Viking Energy Group, Inc. The balance shown is net of unamortized discount of $14,586 at June 30, 2022 and $16,944 at December 31, 2021.

	912,716	1,009,427

On or about February 18, 2020, the Company commenced an offering of securities consisting of a subordinated, secured, convertible debt instrument with equity features. The notes bear interest at 12%, payable quarterly, contain a conversion entitlement to convert all or a portion of the amount outstanding into common shares of the Company at $1.35 per share, and provide for the issuance of 16,667 common shares of the Company for every $100,000 exchanged or advanced. As security, the holders received, pari passu with all other holders, a pledge of the Company’s membership interest in Elysium Energy Holdings, LLC, and, as soon as the Company’s obligations to EMC Capital Partners, LLC were satisfied, a pledge of the Company’s membership interest in Ichor Energy Holdings, LLC. These security interests were released by the collateral agent at the time of the transfer of the membership interests as described in Note 2. Any unpaid principal and interest are due on the extended maturity date of August 11, 2022. During September 2021, the Company offered the noteholders an amended conversion price under these notes of $0.75 per share for conversions prior to October 31, 2021; $1.00 per share for conversions prior to November 30, 2021; $1.10 per share for conversions prior to December 31, 2021; $1.20 per share for conversions prior to January 31, 2022; and back to $1.35 for any conversions thereafter. During September 2021, noteholders converted debt aggregating $1,952,354 into 2,603,139 shares of common stock valued at $3,800,164 pursuant to the amended conversion prices. The balance shown is net of unamortized discount of $nil and $90,175 as of June 30, 2022 and December 31, 2021.

	334,500	2,684,425

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

On July 1, 2020 the Company received a loan of $150,000 from the U.S. Small Business Administration. The loan bears interest at 3.75% and is payable in monthly installments of at $731 monthly beginning 12 months from the date of the note, with the remaining principal and accrued interest due 30 years from the date of the note. No payments have been made to date.	150,000	150,000

Total long-term debt	6,974,427	11,171,508
Less current portion	(4,549,393)	(8,430,318)
	$2,425,034	$2,741,190

Principal maturities of long-term debt for the next five years and thereafter are as follows:

Twelve-month period ended June 30,
	Principal	Unamortized Discount	Net
2023	$4,558,783	$(9,390)	$4,549,393
2024	670,475	(9,390)	661,085
2025	704,063	(9,390)	694,673
2026	928,654	(1,044)	927,610
2027	3,520	-	3,520
Thereafter	138,146	-	138,146

	$7,003,641	$(29,214)	$6,974,427

Loan Covenants

Pursuant to the terms of the Revolving Line of Credit Facility executed on June 13, 2018 with CrossFirst Bank for a maximum principal amount of $30,000,000, the Company is required to provide on a quarterly basis, certain information to the Bank relative to operational performance of the Borrowers, to include internally prepared consolidated financial statements, hedge reports, and a compliance certificate. At June 30, 2022, the Company is in compliance with these loan covenants.

Bank Credit Facility

Simson-Maxwell has an operating credit facility with TD Bank, secured by accounts receivable and inventory, bearing interest at prime plus 1.00% on Canadian funds up to CAD $5,000,000 and the bank’s US dollar base rate plus 1.00% on US funds, plus a monthly administration fee of CAD $500. The balance outstanding under this credit facility is CAD $3,975,000 and $0 as of June 30, 2022 and December 31, 2021, respectively.

Note 13. Other Commitments and Contingencies

Office lease – Petrodome Energy

In April 2018, the Company’s subsidiary, Petrodome Energy, LLC entered into a 66-month lease for 4,147 square feet of office space for the Company’s corporate office in Houston, Texas. The annual base rent commenced at $22.00 per square foot and escalates at $0.50 per foot each year through expiration of the lease term. Operating lease expense is recognized on a straight-line basis over the lease term. Operating lease expense was $50,292 and $45,378 for the six months ended June 30, 2022 and 2021, respectively.

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

Payments due in each of the next five years and thereafter at June 30, 2022 under these leases are as follows:

	Building	Vehicle and Equipment
	Leases	Leases	Totals

2023	$1,021,829	$414,583	$1,436,412
2024	1,038,338	242,496	1,280,834
2025	762,700	56,327	819,027
2026	502,187	4,546	506,733
2027 and thereafter	1,502,240	1,796	1,504,036

	$4,827,294	$719,748	$5,547,042
Less imputed interest			(405,655)
Present value of remaining lease payments			$5,141,387

Current			$1,354,637
Non-current			$3,786,750

Operating lease expense for these leases was $737,480 for the six months ended June 30, 2022.

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

Information related to our reportable segments and our consolidated results for the six months ended June 30, 2022 is presented below.

	Six Months Ended June 30, 2022
	Oil and Gas	Power Generation	Total

Income (Loss) from Operations is as follows:

Revenue	$3,548,872	$8,956,690	$12,505,562

Operating expenses
Cost of goods	-	5,053,599	5,053,599
Lease operating costs	1,186,168	-	1,186,168
General and administrative	3,365,565	5,115,197	8,480,762
Stock based compensation	588,870	-	588,870
Accretion - ARO	81,631	-	81,631
Depreciation, depletion and amortization	840,042	173,428	1,013,470

Total operating expenses	6,062,276	10,342,224	16,404,500

Income (loss) from operations	$(2,513,404)	$(1,385,534)	$(3,898,938)

Assets

Segment Assets	$18,045,937	$23,914,383	$41,960,320
Corporate and unallocated assets			23,624,414

Total Consolidated Assets			$65,584,734

Note 16. Subsequent Events

On July 8, 2022, four of the wholly owned subsidiaries of Petrodome Energy, LLC, a wholly owned subsidiary of Viking Energy Group, Inc., entered into Purchase and Sale Agreements to sell all of their interests in the oil and gas assets owned by those Petrodome subsidiaries, including in the aggregate, interests in 8 producing wells, 8 shut-in wells, 2 salt water disposal wells and 1 inactive well, to third parties for $3,590,000 in cash. The Company expects to record a loss in the third quarter of 2022 related to this transaction of approximately $7.9 million.

The proceeds of the sale were received and applied to repay the balance of $3,590,000 due to CrossFirst Bank under the June 13, 2018 revolving line of credit loan.

In July 2022, the Company received payment of the three outstanding promissory notes due from New Rise Processing Reno, LLC in the amount of $1,960,000.

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

Although the Company believes that the expectations reflected in any of the forward-looking statements are reasonable, actual results could differ materially from those projected or assumed or any of the Company’s forward-looking statements. The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties

PLAN OF OPERATIONS

Company Overview

Viking Energy Group, Inc. (“Viking”, the “Company”, “we”, “us” or “our”) is a growth-oriented diversified energy company. Through various majority-owned subsidiaries, Viking provides custom energy and power solutions to commercial and industrial clients in North America and owns interests in oil and natural gas assets in Kansas. The Company also (i) holds an exclusive license in Canada to a patented carbon-capture system, and; (ii) owns a majority interest in entities with intellectual property rights to a fully developed, patent pending, proprietary medical & biohazard waste treatment system using ozone technology; and electric transmission and open conductor detection systems. The Company is also exploring other renewable energy-related opportunities and/or technologies, which are currently generating revenue, or have a reasonable prospect of generating revenue within a reasonable period of time.

Custom Energy & Power Solutions

Simson-Maxwell Acquisition:

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

Medical Waste Disposal System Using Ozone Technology:

In January 2022, the Company acquired a 51% interest in Viking Ozone Technology, LLC (“Viking Ozone”), which owns the intellectual property rights to a fully developed, patent pending (i.e., US Application 17/576,801), proprietary medical and biohazard waste treatment system using ozone technology. Simson-Maxwell, another majority-owned subsidiary of the Company, has been designated the exclusive worldwide manufacturer and vendor of this system. The technology is designed to be a sustainable alternative to incineration, chemical, autoclave and heat treatment of bio-hazardous waste, and for the treated waste to be classified as renewable fuel for waste-to-energy (WTE) facilities in many locations around the world.

Open Conductor Detection Technologies:

In February 2022, the Company acquired a 51% interest in two entities, Viking Sentinel Technology, LLC (“Viking Sentinel”) and Viking Protection Systems, LLC (Viking Protection”), that own the intellectual property rights to fully developed, patent pending (i.e., US Applications 16/974,086, 17/672,422 and 17/693,504), proprietary electric transmission and distribution open conductor detection systems. The systems are designed to detect a break in a transmission line, distribution line, or coupling failure, and to immediately terminate the power to the line before it reaches the ground. The technology is intended to increase public safety and reduce the risk of causing an incendiary event, and to be an integral component within grid hardening and stability initiatives by electric utilities to improve the resiliency and reliability of existing infrastructure.

Oil & Gas Properties

As at June 30, 2022, the Company, through its wholly owned subsidiary, Petrodome Energy, LLC (“Petrodome”), owned working interests in oil and gas fields in Texas, Louisiana and Mississippi, which include approximately 7 producing wells, 8 non-producing wells and 1 Salt Water Disposal Well (SWD). As further described in Note 16 to the Company’s financial statements herein, “Subsequent Events,” Petrodome sold such interests on July 8, 2022, and proceeds from such sale were used to repay Petrodome’s indebtedness to CrossFirst Bank.

The Company, through its wholly owned subsidiaries Mid-Con Petroleum, LLC and Mid-Con Drilling, LLC (collectively, the “Mid-Con Entities”) owns working interests in oil fields in Kansas, which include a combination of producing wells, non-producing wells and water injection wells.

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

On October 12, 2021, the Company disposed of all of the membership interests of Elysium Energy Holdings, LLC (“Elysium”). The third-party purchaser assumed all of the rights and obligations associated with such membership interests, including the debt and derivatives associated with Elysium Energy Holdings and/or its subsidiaries. The Company originally acquired the assets owned by Elysium on February 3, 2020, which included interests in approximately 127 wells, along with associated

February 2021 Merger Agreement with Camber Energy, Inc.

On February 15, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Camber Energy, Inc. (“Camber”), the majority owner of the Company’s common stock. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, a newly formed wholly owned subsidiary of Camber (“Merger Sub”) will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly- owned subsidiary of Camber.

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

As of August 12, 2022, neither Viking nor Camber has advised of its intention to terminate the Merger Agreement. However, given the lapse of time since the date of the Merger Agreement and the lack of progress during that period toward completing certain of the transaction requirements and satisfying certain of the conditions to the merger, we believe it is reasonably likely that certain terms, including economic terms of the merger, would need to be modified by the parties in order for the parties to proceed with the merger. While the parties have discussed this likelihood, neither party has determined the revised terms, if any, upon which it would be prepared to proceed with a revised merger agreement. Any revisions to the terms and conditions of the merger agreement would be subject to the written agreement of the parties, and there is no assurance Viking and Camber will agree on any such proposed modifications or conditions.  Moreover, the satisfaction of conditions, whether existing or new, may be outside of Viking’s control.

Going Concern Qualification

The Company’s consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $(3,835,024) for the six months June 30, 2022, as compared to a net loss of $(18,904,027) for the six months ended June 30, 2021. The loss for the six months ended June 30, 2022 was comprised of, among other things, certain non-cash items, including: (i) stock-based compensation of $588,870; (ii) accretion of asset retirement obligation of $81,631; (iii) depreciation, depletion & amortization of $1,013,470; (iv) bad debt expense of $1,800,000 and; (v) amortization of debt discount of $94,896.

As of June 30, 2022, the Company has a stockholders’ equity of $28,256,083 and long-term debt of $6,974,428. As of June 30, 2022, the Company has a working capital deficiency of $6,579,820. The largest components of current liabilities creating this working capital deficiency is a $8.0 million non-interest-bearing loan from Camber Energy, Inc. with no stipulated repayment terms.

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

RESULTS OF CONTINUING OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the six months ended June 30, 2022 and 2021, should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on April 20, 2022.

Liquidity and Capital Resources

As of June 30, 2022, and December 31, 2021, the Company had $3,332,399 and $3,467,938 in cash holdings, respectively.

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

Three months ended June 30, 2022 compared to the three months ended June 30, 2021

Revenue

The Company had gross revenues of $6,585,445 for the three months ended June 30, 2022, as compared to $10,696,633 for the three months ended June 30, 2021, reflecting a decrease of 38% or $4,111,188. This decrease in revenue is a combination of activities, including the disposition of oil and gas properties in October of 2021 coupled with the acquisition of Simson-Maxwell accomplished during the same month of 2021.

Expenses

The Company’s operating expenses decreased by $1,733,885 to $7,262,872 for the three-month period ended June 30, 2022, from $8,996,757 in the corresponding prior period. Cost of goods sold of $2,602,290, is a new category of expense due to the acquisition of Simson-Maxwell, and the operations of the new power generation segment. Lease operating costs decreased by $4,611,079 to $617,653 for the three-month period ended June 30, 2022 as compared to $5,228,732 for the three-month period ended June 30, 2021, due to the disposition of oil and gas properties in October 2021. DD&A expense decreased by $1,792,524 to $513,701 for the three-month period ended June 30,2022 as compared to $2,306,225 for the period ended June 30, 2021 primarily as a result of the disposition of oil and gas properties. General and administrative expenses reflected an increase of $1,986,902 to $3,186,601, when compared to $1,199,699 in the corresponding prior period due to the reserve for bad debts, the operations of the new power generation segment, and the overhead associated with it.

Income (Loss) from Operations

The Company generated a loss from operations for the three months ended June 30, 2022 of $(677,427), when compared to an income from operations of $1,699,876 for the three months ended June 30, 2021.

Other Income (Expense)

The Company had other income of $485,647 for the three months ended June 30, 2022, as compared to other expense of $(11,551,630) for the three months ended June 30, 2021. Interest expense decreased by $2,960,097 to $219,283 for the three-month period ended June 30, 2022 as compared to $3,179,380 for the three months ended June 30, 2021 due to a reduction in long term debt resulting from the dispositions described in Note 1 to the Company’s consolidated financial statements. Additionally, the Company does not have a loss from the change in fair value of derivatives for the three months ended June 30, 2022 as compared to a loss of $(7,307,567) for the three-month period ended June 30, 2021.

Net Income (Loss)

The Company had a net loss of $(191,960) during the three-month period ended June 30, 2022, compared with a net loss of $(9,851,754) for the three-month period ended June 30, 2021, a $9,659,794 difference primarily as a result of the items discussed above.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021

Revenue

The Company had gross revenues of $12,505,562 for the six months ended June 30, 2022, as compared to $21,190,712 for the six months ended June 30, 2021, reflecting a decrease of 41% or $8,685,150. This decrease in revenue is a combination of activities, including the disposition of oil and gas properties in October of 2021 coupled with the acquisition of Simson-Maxwell accomplished during the same month of 2021.

Expenses

The Company’s operating expenses decreased by $1,232,626 to $16,404,500 for the six-month period ended June 30, 2022, from $17,637,126 in the corresponding prior period. Cost of goods sold of $5,053,599, is a new category of expense due to the acquisition of Simson-Maxwell, and the operations of the new power generation segment. Lease operating costs decreased by $8,788,580 to $1,186,168 for the six-month period ended June 30, 2022 as compared to $9,974,748 for the six-month period ended June 30, 2021, due to the disposition of oil and gas properties in October 2021. DD&A expense decreased by $3,649,757 to $1,013,470 for the six-month period ended June 30,2022 as compared to $4,663,227 for the period ended June 30, 2021 primarily as a result of the disposition of oil and gas properties. General and administrative expenses reflected an increase of $6,159,828 to $8,480,762, when compared to $2,320,934 in the corresponding prior period due to the reserve for bad debts, the operations of the new power generation segment, and the overhead associated with it.

Income (Loss) from Operations

The Company generated a loss from operations for the six months ended June 30, 2022 of $(3,898,938), when compared to an income from operations of $3,553,586 for the six months ended June 30, 2021.

Other Income (Expense)

The Company had other income of $63,914 for the six months ended June 30, 2022, as compared to other expense of $(22,457,613) for the six months ended June 30, 2021. Interest expense decreased by $6,078,830 to $353,045 for the six-month period ended June 30, 2022 as compared to $6,431,875 for the six months ended June 30, 2021 due to a reduction in long term debt resulting from the dispositions described in Note 1 to the Company’s consolidated financial statements. Additionally, the Company does not have a loss from the change in fair value of derivatives for the six months ended June 30, 2022 as compared to a loss of $(12,976,173) for the six-month period ended June 30, 2021.

Net Income (Loss)

The Company had a net loss of $(3,835,024) during the six-month period ended June 30, 2022, compared with a net loss of $(18,904,027) for the six-month period ended June 30, 2021, a $15,069,003 difference primarily as a result of the items discussed above.

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

The Company did not record any impairment of intangible assets during the six months ended June 30, 2022.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and the Company’s internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. There were no changes in Internal Control Over Financial Reporting during the quarter ended June 30, 2022.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of commercial operations in the normal course of business.  As of June 30, 2022, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2022, the Company did not issue any unregistered equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Description

2.1

Agreement and Plan of Merger, dated as of February 15, 2021, by and between Viking Energy Group, Inc. and Camber Energy, Inc. (incorporated by reference to our Current Report on Form 8-K filed on February 18, 2021)

3.1	Articles of Incorporation (incorporated by reference to our Definitive Information Statement on Schedule 14C filed on October 14, 2008)

3.2	Bylaws (incorporated by reference to our Definitive Information Statement on Schedule 14C filed on October 14, 2008)

3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to our Annual Report on Form 10-K filed on March 25, 2021)

3.4	Certificate of Correction to Designation - After Issuance of Class or Series (incorporated by reference to our Current Report on Form 8-K filed on January 21, 2022)

3.5	Certificate of Designation (Series E Preferred Stock) (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 7, 2022)

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

10.55

Manufacturing License Agreement, by and between Viking Ozone Technology, LLC and Simson-Maxwell, dated February 2, 2022 (incorporated by reference to our Current Report on Form 8-K filed on February 3, 2022)

10.56

Securities Purchase Agreement, by and between Viking Energy Group, Inc., and Virga Systems LLC, dated as of February 9, 2022 (incorporated by reference to our Current Report on Form 8-K filed on February 15, 2022)

10.57

Operating Agreement of Viking Sentinel Technology, LLC, by and between Viking Energy Group, Inc., and Virga Systems LLC, dated as of February 9, 2022 (incorporated by reference to our Current Report on Form 8-K filed on February 15, 2022)

10.58

Securities Purchase Agreement, by and between Viking Energy Group, Inc., and Jedda Holdings LLC, dated as of February 9, 2022 (incorporated by reference to our Current Report on Form 8-K filed on February 15, 2022)

10.59

Operating Agreement of Viking Protection Systems, LLC, by and between Viking Energy Group, Inc., and Jedda Holdings LLC, dated as of February 9, 2022 (incorporated by reference to our Current Report on Form 8-K filed on February 15, 2022)

10.60

Termination Agreement, by and between Viking Energy Group, Inc., and RESC Renewable Holdings, LLC, dated as of May 31, 2022 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 7, 2022)

10.61

Purchase and Sale Agreement, by and between Viking Energy Group, Inc., and the seller named therein, dated June 7, 2022 (incorporated by reference to our Current Report on Form 8-K filed on June 8, 2022)

10.62	Letter Agreement, between Viking Energy Group, Inc. and John McVicar, dated June 8, 2022 (incorporated by reference to our Current Report on Form 8-K filed on June 14, 2022)

10.63	Purchase and Sale Agreement by and between Petrodome Napoleonville, LLC and Napoleonville, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on July 14, 2022)

10.64	Purchase and Sale Agreement by and between Petrodome Napoleonville, LLC and WPP Petro, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on July 14, 2022)

10.65	Purchase and Sale Agreement by and between Petrodome Bloomington, LLC and Bloomington, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on July 14, 2022)

10.66	Purchase and Sale Agreement by and between Petrodome Bloomington, LLC and WPP Petro, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on July 14, 2022)

10.67	Purchase and Sale Agreement by and between Petrodome Pineville, LLC and Bay Springs North, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on July 14, 2022)

10.68	Purchase and Sale Agreement by and between Petrodome Pineville, LLC and WPP Petro, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on July 14, 2022)

10.69	Purchase and Sale Agreement by and between Petrodome Louisiana Pipeline, LLC and East Mud Lake, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on July 14, 2022)

10.70	Purchase and Sale Agreement by and between Petrodome Louisiana Pipeline, LLC and WPP Petro, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on July 14, 2022)

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

VIKING ENERGY GROUP, INC.
(Registrant)

/s/ James Doris	Date: August 12, 2022
Principal Executive Officer

/s/ John McVicar
Principal Financial and Accounting Officer	Date: August 12, 2022

61