Form 10-Q
period 2022-09-30
VIKING ENERGY GROUP, INC.
filed 2022-11-14
CIK 1102432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 14, 2022, the registrant had 114,780,967 shares of common stock outstanding.

VIKING ENERGY GROUP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIKING ENERGY GROUP, INC. Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash	$4,902,157	$3,467,938
Accounts receivable, net	5,274,223	8,781,086
Inventory	8,438,164	5,490,435
Notes receivable	-	3,000,000
Prepaids and other current assets	316,937	1,065,967
Total current assets	18,931,481	21,805,426

Oil and gas properties, full cost method
Proved developed producing oil and gas properties, net	725,607	6,609,198
Proved undeveloped and non-producing oil and gas properties, net	552,638	8,216,373
Total oil and gas properties, net	1,278,245	14,825,571

Fixed assets, net	1,787,350	1,487,012
Right of use assets, net	4,680,942	5,790,147
ESG Clean Energy license, net	4,654,939	4,885,825
Other intangibles – Simson Maxwell, net	3,748,653	3,874,117
Other intangibles – Variable Interest Entities	15,433,340	-
Due from related parties	456,068	4,835,153
Goodwill	-	252,290
Deposits and other assets	10,300	395,315
TOTAL ASSETS	$50,981,318	$58,150,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,602,329	$8,325,469
Accrued expenses and other current liabilities	549,129	1,600,209
Customer deposits	3,799,585	23,015
Due to Camber Energy, Inc.	6,822,300	4,100,000
Undistributed revenues and royalties	2,809,138	1,332,282
Current portion of operating lease liability	1,342,762	1,324,722
Due to related parties	634,566	4,870,020
Current portion of notes payable – related parties	54,173	64,418
Bank indebtedness – credit facility	2,995,017	-
Current portion of long-term debt – net of discount	624,790	8,430,318
Total current liabilities	23,233,789	30,070,453
Long term debt – net of current portion and debt discount	2,268,350	2,741,190
Notes payable – related parties – net of current portion	632,747	724,502
Operating lease liability, net of current portion	3,462,407	4,474,832
Contingent obligations	1,435,757	-
Asset retirement obligation	1,979,544	2,111,650
TOTAL LIABILITIES	33,012,594	40,122,627

Commitments and contingencies (Note 13)

STOCKHOLDERS’ EQUITY
Preferred Stock Series C, $0.001 par value, 50,000 shares authorized, 28,092 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	28	28
Preferred Stock Series E, $0.001 par value, 2,075 shares authorized, 475 and 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	5	-

Common stock, $0.001 par value, 500,000,000 shares authorized, 114,780,967 and 111,030,965 shares issued and outstanding as of September 30, 2022, and December 31, 2021, respectively.	114,781	111,031
Additional paid-in capital	127,687,341	120,246,224
Accumulated other comprehensive loss	(484,816)	(177,981)
Accumulated deficit	(120,323,427)	(106,760,344)
Parent’s Stockholders’ Equity in Viking	6,993,912	13,418,958
Non-controlling interest	10,974,812	4,609,271
TOTAL STOCKHOLDERS’ EQUITY	17,968,724	18,028,229
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,981,318	$58,150,856

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. Consolidated Statements of Operations (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenue
Power generation units and parts	$3,278,966	$-	$6,913,093	$-
Service and repairs	2,763,886	-	8,086,449	-
Oil and gas sales	117,854	9,680,661	3,666,726	30,871,373
	6,160,706	9,680,661	18,666,268	30,871,373
Operating expenses
Cost of goods sold	4,817,640	-	9,871,239	-
Lease operating costs	243,679	4,888,546	1,429,847	14,863,294
General and administrative	2,727,655	1,966,519	11,208,417	4,287,453
Stock based compensation	1,025,464	82,055	1,614,334	470,598
Depreciation, depletion and amortization	313,191	2,181,326	1,326,661	6,844,553
Accretion – Asset Retirement Obligation	26,238	148,551	107,869	438,225
Total operating expenses	9,153,867	9,266,997	25,558,367	26,904,123

Income (loss) from operations	(2,993,161)	413,664	(6,892,099)	3,967,250

Other income (expense)
Interest expense	(154,022)	(3,180,460)	(507,067)	(9,612,335)
Amortization of debt discount	(2,400)	(1,261,618)	(97,296)	(3,406,654)
Change in fair value of derivatives	-	(3,425,097)	-	(16,401,270)
Net loss on sale of oil & gas and fixed assets	(7,744,680)	-	(7,744,680)	-
Equity in earnings of unconsolidated entity	-	47,772	-	47,772
Loss on financing settlements	-	(1,847,810)	-	(2,774,341)
Other income	33,576	174,234	545,431	196,236
Total other expense, net	(7,867,526)	(9,492,979)	(7,803,612)	(31,950,592)

Net loss before income taxes	(10,860,687)	(9,079,315)	(14,695,711)	(27,983,342)
Income tax benefit (expense)	-	-	-	-
Net loss	(10,860,687)	(9,079,315)	(14,695,711)	(27,983,342)
Net loss attributable to non-controlling interest	(583,774)	-	(1,132,628)	-
Net loss attributable to Viking Energy Group, Inc.	$(10,276,913)	$(9,079,315)	$(13,563,083)	$(27,983,342)
Earnings (loss) per common share
Basic and Diluted	$(0.09)	$(0.10)	$(0.12)	$(0.38)
Weighted average number of common shares outstanding
Basic and Diluted	114,780,965	87,741,024	114,503,698	74,222,359

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. Consolidated Statements of Comprehensive Loss (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

Net loss	$(10,860,687)	$(9,079,315)	$(14,695,711)	$(27,983,342)
Foreign currency translation adjustment	(372,130)	-	(306,835)	-

Total comprehensive loss	(11,232,817)	(9,079,315)	(15,002,546)	(27,983,342)

Less comprehensive loss attributable to non-controlling interest
Loss attributable to non-controlling interest	(583,774)	-	(1,132,628)	-
Foreign currency translation adjustment attributable to non-controlling interest	(146,991)	-	(121,200)	-
		-		-
Comprehensive loss attributable to non-controlling interest	(730,765)	-	(1,253,828)	-

Comprehensive loss attributable to Viking	$(10,502,052)	$(9,079,315)	$(13,748,718)	$(27,983,342)

VIKING ENERGY GROUP, INC. Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(14,695,711)	$(27,983,342)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Change in fair value of derivative liability	-	16,401,270
Stock based compensation	1,614,334	470,598
Depreciation, depletion and amortization	1,326,661	6,844,553
Amortization of operational right-of-use assets	16,443	(113)
Accretion – asset retirement obligation	107,869	438,225
Amortization of debt discount	97,296	3,406,654
Loss on debt settlement	-	2,774,341
Net loss on sale of oil & gas and fixed assets	8,944,680	-
PPP loan forgiveness	-	(149,600)
Equity in earnings of unconsolidated entity	-	(47,772)
Changes in operating assets and liabilities
Accounts receivable	3,506,863	(3,657,592)
Prepaids and other current assets	297,915	-
Inventory	(2,947,729)	-
Accounts payable	(4,723,140)	3,015,379
Accrued expenses and other current liabilities	(1,051,080)	(313,058)
Related party payables	143,631	-
Customer deposits	3,776,570	-
Undistributed revenues and royalties	1,476,856	1,721,496
Net cash provided by (used in) operating activities	(2,108,542)	2,921,039

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	3,590,000	906,613
Investment in and acquisition of oil and gas properties	(9,813)	(1,709,253)
Proceeds from sale of fixed assets	76,310	-
Acquisition of fixed assets	(46,554)	-
Payments for ESG Clean Energy licence	-	(1,500,000)
Investment in consolidated entity	-	(7,958,159)
Collection of notes receivable	3,000,000	-
Net cash provided by (used in) investing activities	6,609,943	(10,260,799)

Cash flows from financing activities:
Proceeds from long-term debt	-	510,000
Repayment of long-term debt	(8,477,664)	(5,333,066)
Proceeds from sale of stock to Camber Energy Inc.	-	11,000,000
Proceeds from non-interest-bearing advances from Camber	2,722,300	-
Advances from bank credit facility	2,995,017	-
Repayment of amount due to director	-	(60,843)
Net cash provided by (used in) financing activities	(2,760,347)	6,116,091

Effect of exchange rates on cash	(306,835)	-

Net increase (decrease) in cash	1,434,219	(1,223,669)
Cash, beginning of period	3,467,938	7,839,539

Cash, end of period	$4,902,157	$6,615,870
Supplemental Cash Flow Information:
Cash paid for:
Interest	$494,862	$9,755,850
Income taxes	$-	$-

Supplemental disclosure of Non-Cash Investing and Financing Activities:
Equity in earnings of unconsolidated entity	-	$47,772
Amortization of right-of-use asset and lease liability	$948,870	$36,872
Issuance of shares for purchase of VIE interests	$2,250,000	$-
Issuance of preferred shares for purchase of VIE interest	$4,750,000	$-
Contingent obligation associated with acquisition of VIE interests	$1,435,757
Issuance of shares for services	-	$388,662
Issuance of warrants for services	778,204	$29,881
Issuance of shares in debt conversion	-	$3,800,164
Issuance of shares as discount on debt	$-	$141,321
Issuance of shares for prepaid services	-	$1,187,500
PPP loan forgiveness	-	$149,600
Issuance of shares to parent for reduction of debt and accrued expenses	$-	$18,900,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the nine months ended September 30, 2022

								Accumulated
	Preferred Stock		Preferred Stock				Additional	Other			Total
	Series C		Series E		Common Stock		Paid-in	Comprehensive	(Accumulated	Noncontrolling	Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Capital	(Loss)	Deficit)	Interest	Equity (Deficit)

Balances at December 31, 2021	28,092	$28	-	$-	111,030,965	$111,031	$120,246,224	$(177,981)	$(106,760,344)	$4,609,271	$18,028,229
Rounding difference					2
Shares issued in acquisition of membership interests of Viking Ozone LLC	-	-	-	-	3,333,333	3,333	1,996,667	-	-	2,420,189	4,420,189
Shares issued in acquisition of membership interests of Viking Sentinel LLC	-	-	-	-	416,667	417	232,917	-	-	224,184	457,518
Shares issued in acquisition of membership interests of Viking Protection LLC	-	-	475	5	-	-	4,433,329	-	-	4,686,542	9,119,876
Adjustment to acquisition of Simson-Maxwell										167,254	167,254
Warrants issued for services							778,204				778,204
Foreign currency translation adjustment								(306,835)			(306,835)
Net loss									(13,563,083)	(1,132,628)	(14,695,711)

Balances at September 30, 2022	28,092	$28	475	$5	114,780,967	$114,781	$127,687,341	$(484,816)	$(120,323,427)	$10,974,812	$17,968,724

For the nine months ended September 30, 2021

									Accumulated	Retained
	Preferred Stock		Preferred Stock					Additional	Other	Earnings		Total
	Series C		Series E		Common Stock			Paid-in	Comprehensive	(Accumulated	Noncontrolling	Stockholders'
	Number	Amount	Number	Amount	Number		Amount	Capital	Income (Loss)	Deficit)	Interest	Equity (Deficit)

Balances at December 31, 2020	28,092	$28	-	$-	51,494,956		$51,495	$75,920,811	$-	$(92,274,497)	$-	$(16,302,163)

Rounding due to reverse split					1,770		2	-				2
Shares issued for services					490,689		490	388,172				388,662
Shares issued as debt discount					169,336		169	141,152				141,321
Warrants issued for services								29,881				29,881
Shares issued to parent for reduction of debt and accrued expenses					16,153,846		16,154	19,605,846				19,622,000
Shares issued for sale of stock to Camber Energy Inc.					27,500,000		27,500	10,972,500				11,000,000
Shares issued in conversion of debt					2,609,139		2,603	3,797,561				3,800,164
Shares issued for prepaid services					950,000	#	950	1,186,550				1,187,500
Net loss										(27,983,342)	-	(27,983,342)

Balances at September 30, 2021	28,092	$28	-	$-	99,369,736		$99,363	$112,042,473	$-	$(120,257,839)	$-	$(8,115,975)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. Notes to Consolidated Financial Statements (Unaudited)

Note 1 Relationship with and Ownership by Camber Energy, Inc.

On December 23, 2020 Camber Energy, Inc. (“Camber”) acquired a 51% interest in Viking Energy Group, Inc. (“Viking” or the “Company”). On January 8, 2021 and July 29, 2021, Camber acquired additional interests in the Company resulting in Camber owning approximately 62% of the outstanding common shares of the Company after the January transaction and approximately 73% of the outstanding common shares of the Company after the July transaction. As a result of subsequent issuances of the Company’s common shares, Camber’s ownership interest is approximately 61% as of September 30, 2022. The December 2020, January 2021 and July 2021 transactions, along with a new merger agreement executed by Viking and Camber in February 2021 are described further below.

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

As of November 14, 2022, neither Viking nor Camber has advised of its intention to terminate the Merger Agreement. However, given the lapse of time since the date of the Merger Agreement and the lack of progress during that period toward completing certain of the transaction requirements and satisfying certain of the conditions to the merger, we believe it is reasonably likely that certain terms, including economic terms of the merger, would need to be modified by the parties in order for the parties to proceed with the merger. While the parties have discussed this likelihood, neither party has determined the revised terms, if any, upon which it would be prepared to proceed with a revised merger agreement. Any revisions to the terms and conditions of the merger agreement would be subject to the written agreement of the parties, and there is no assurance Viking and Camber will agree on any such proposed modifications or conditions. Moreover, the satisfaction of conditions, whether existing or new, may be outside of Viking’s control.

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

Note 2 Company Overview and Operations

Viking is a growth-oriented diversified energy company. Through various majority-owned subsidiaries, Viking provides custom energy and power solutions to commercial and industrial clients in North America and owns interests in oil and natural gas assets in Kansas and Texas. The Company also (i) holds an exclusive license in Canada to a patented carbon-capture system, and: (ii) owns a majority interest in entities with intellectual property rights to a patent pending, proprietary medical & biohazard waste treatment system using ozone technology; and electric transmission and open conductor detection systems. The Company is also exploring other renewable energy-related opportunities and/or technologies, which are currently generating revenue, or have a reasonable prospect of generating revenue within a reasonable period of time.

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

Medical Waste Disposal System Using Ozone Technology:

In January 2022, the Company acquired a 51% interest in Viking Ozone Technology, LLC (“Viking Ozone”), which owns the intellectual property rights to a patent pending (i.e.US Application 17/576,801), proprietary medical and biohazard waste treatment system using ozone technology. Simson-Maxwell has been designated the exclusive worldwide manufacturer and vendor of this system. The technology is designed to be a sustainable alternative to incineration, chemical, autoclave and heat treatment of bio-hazardous waste, and for the treated waste to be classified as renewable fuel for waste-to-energy (“WTE”) facilities in many locations around the world.

Open Conductor Detection Technologies:

In February 2022, the Company acquired a 51% interest in two entities, Viking Sentinel Technology, LLC (“Viking Sentinel”) and Viking Protection Systems, LLC (“Viking Protection”), that own the intellectual property rights to patent pending (i.e., US Applications 16/974,086, 17/672,422 and 17/693,504), proprietary electric transmission and distribution open conductor detection systems. The systems are designed to detect a break in a transmission line, distribution line, or coupling failure, and to immediately terminate the power to the line before it reaches the ground. The technology is intended to increase public safety and reduce the risk of causing an incendiary event, and to be an integral component within grid hardening and stability initiatives by electric utilities to improve the resiliency and reliability of existing infrastructure.

Oil & Gas Properties

Existing Assets:

As of September 30, 2022, the Company, through its wholly owned subsidiary, Petrodome Energy, LLC (“Petrodome”), owns working interests in one oil well in Texas.

Additionally, the Company, through its wholly owned subsidiaries, Mid-Con Petroleum, LLC and Mid-Con Drilling, LLC (collectively, the “Mid-Con Entities”), owns working interests in oil fields in Kansas, which include a combination of producing wells, non-producing wells and water injection wells.

Divestitures in 2022:

On July 8, 2022, four of the wholly owned subsidiaries of Petrodome, a wholly owned subsidiary of Viking, entered into Purchase and Sale Agreements to sell all of their interests in the oil and gas assets owned by those Petrodome subsidiaries, including in the aggregate, interests in 8 producing wells, 8 shut-in wells, 2 salt water disposal wells and 1 inactive well, to third parties for $3,590,000 in cash. The proceeds from the sale were used to fully repay Petrodome’s indebtedness to CrossFirst Bank under the June 13, 2018 revolving line of credit loan.

This transaction resulted in the disposition of most of the Company’s total oil and gas reserves (see Note 6). The Company recorded a loss on the transaction in the amount of $8,961,705, as follows:

Proceeds from sale	$3,590,000
Reduction in oil & gas full cost pool (based on % of reserves disposed)	(12,791,680)
ARO recovered	239,975
Loss on disposal	$(8,961,705)

Additionally, in July 2022, the Company received an unanticipated refund of a $1,200,000 performance bond as a result of Petrodome ceasing to operate certain assets in the State of Louisiana. The gain from this refund has been included in the “loss from the sale of oil and gas properties and fixed assets’ in the accompanying Consolidated Statement of Operations for the three months ended September 30, 2022.

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

Note 3 Going Concern

The Company’s consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $(14,695,711) for the nine months ended September 30, 2022, as compared to a net loss of $(27,983,342) for the nine months ended September 30, 2021. The loss for the nine months ended September 30, 2022, was comprised of, among other things, certain non-cash items, including: (i) stock-based compensation of $1,614,334; (ii) accretion of asset retirement obligation of $107,869; (iii) depreciation, depletion & amortization of $1,326,661; (iv) bad debt expense of $1,302,659; (v) amortization of debt discount of $97,296; and; (vi) loss on sale of oil and gas assets of $8,961,705.

As of September 30, 2022, the Company has a stockholders’ equity of $17,968,724, long-term debt of $2,901,097 and a working capital deficiency of $4,302,308. The largest components of current liabilities creating this working capital deficiency is a $6,822,300 million non-interest-bearing loan from Camber Energy, Inc. with no stipulated repayment terms, and drawings against the bank credit facility of $2,995,017.

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

b) Basis of Consolidation

The financial statements presented herein reflect the consolidated financial results of the Company, its wholly owned subsidiaries, Mid-Con Petroleum, LLC, Mid-Con Drilling, LLC, and Mid-Con Development, LLC, which were all formed to provide a base of operations for properties in the Central United States, and Petrodome Energy, LLC, based in Houston, Texas which provides a base of operations to facilitate property acquisitions in Texas, Louisiana and Mississippi. Additionally, these consolidated financial statements also include financial results of Simson-Maxwell using the equity method from August 6, 2021 through October 18, 2021, and consolidated results subsequent to October 18, 2021.

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

c) Foreign Currency

Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations and cash flows of businesses conducted in foreign currency are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a component of stockholders’ equity in accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions have been insignificant.

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

e) Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investment securities that have original maturities of three months or less. Accounts at banks in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, while accounts at banks in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to CAD $100,000. At September 30, 2022 and December 31, 2021, the Company had $4,170,062 and $2,246,407 in excess of the FDIC and CDIC insured limits, respectively.

f) Accounts Receivable

Accounts receivable for the Company’s oil and gas operations consist of purchaser receivables and joint interest billing receivables. The Company evaluates these accounts receivable for collectability and, when necessary, records allowances for expected unrecoverable amounts. During the nine months ended September 30, 2022, the Company determined that the collectability of certain accounts receivable balances associated with the disposals of Ichor, Elysium and Petrodome, as described in Note 2, were not collectable and should be written off. The amount written off to bad debt expense for the nine months ended September 30, 2022, net of recovery of allowance for doubtful accounts, was $1,302,659. The Company has recorded an allowance for doubtful accounts on oil and gas accounts of $nil at September 30, 2022 and $754,472 at December 31, 2021.

The Company extends credit to its power generation customers in the normal course of business. The Company performs ongoing credit evaluations and generally does not require collateral. Payment terms are generally 30 days. The Company carries its trade accounts receivable at invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based upon management’s estimates that include a review of the history of past write-offs and collections and an analysis of current credit conditions. As of September 30, 2022, the Company established a reserve for doubtful power generation accounts of $nil. The Company does not accrue interest on past due accounts receivable.

g) Inventory

Inventories are stated at the lower of cost or net realizable value, and consist of parts, equipment and work in process. Work-in-process and finished goods included the cost of materials, direct labor and overhead. At the closing of each reporting period, the Company evaluates its inventory in order to adjust the inventory balance for obsolete and slow-moving items.

Inventory consisted of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Units and work in process	$6,889,350	$4,125,451
Parts	2,980,009	2,920,045
	9,869,359	7,045,496
Reserve for obsolescence	(1,431,195)	(1,555,061)
	$8,438,164	$5,490,435

h) Notes Receivable

Notes receivable consist of secured promissory notes due from New Rise Processing Reno, LLC. The notes are secured by a 20% membership interest in RESC /Renewable Holdings, LLC, and bear interest at a rate of 10% per annum and with a maturity date of June 30, 2022. The Notes were repaid in full in June 2022.

i) Prepaid Expenses

Prepaid expenses include amounts paid in advance for certain operational expenses, as well as amounts paid through the issuance of restricted shares of stock for future contractual benefits to be received. These advances are amortized over the life of the contract using the straight-line method.

j) Oil and Gas Properties

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

k) Limitation on Capitalized Costs

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

l) Oil and Gas Reserves

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

m) Investment in Unconsolidated Entity

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

n) Accounting for Leases

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

o) Business Combinations

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

p) Goodwill

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

In 2021, the Company preliminarily recorded goodwill of $252,290 in connection with the October 18, 2021 acquisition of Simson-Maxwell. During the quarter ended September 30, 2022, this amount has been adjusted to nil following the finalization of the acquisition accounting (see Note 5).

q) Intangible Assets

Intangible assets include amounts capitalized for the Company’s license agreement with ESG as described in Note 2. This asset is amortized on a straight-line basis over the remaining life of the related patents being licensed, which is approximately 16 years.

r) Income (Loss) per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding and adjusted by any effects of warrants and options outstanding during the period, if dilutive. For the nine months ended September 30, 2022 and 2021, there were approximately 17,204,020 and 48,182,727, respectively, common stock equivalents that were omitted from the calculation of diluted income per share as they were anti-dilutive.

s) Revenue Recognition

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

The following table disaggregates the Company’s oil and gas revenue by source for the three and nine months ended September 30, 2022 and 2021:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

Oil	$337,665	$9,518,232	$1,956,461	$24,460,736
Natural gas and natural gas liquids	(235,479)	4,206,625	978,971	12,929,513
Settlement on hedge contracts	-	(3,819,148)	-	(6,896,901)
Well operations	15,668	(225,048)	731,294	378,025

	$117,854	$9,680,661	$3,666,726	$30,871,373

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

The following table disaggregates Simson-Maxwell’s revenue by source for the three and nine months ended September 30, 2022:

	Three months ended	Nine months ended
	September 30, 2022	September 30, 2022
Power generation units	$2,082,218	$3,591,365
Parts	1,196,748	3,321,728
Total units and parts	3,278,966	6,913,093
Service and repairs	2,763,886	8,086,449
	$6,042,852	$14,999,542

 t) Income Taxes

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

u) Stock-Based Compensation

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

The following table represents stock warrant activity as of and for the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding – December 31, 2021	7,306,854	0.81	4.90 years	-
Granted	2,320,000	0.02	4.74 years	-
Exercised	-	-	-	-
Forfeited/expired/cancelled	367,593		-	-

Warrants Outstanding – September 30, 2022	9,259,261	$0.62	4.28 years	$-

Outstanding Exercisable – September 30, 2022	9,259,261	$0.62	4.28 years	$-

v) Impairment of Long-lived Assets

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset’s expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the nine months ended September 30, 2022 and 2021.

w) Accounting for Asset Retirement Obligations

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

The following table describes the changes in the Company’s asset retirement obligations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,
	2022	2021
Asset retirement obligation – beginning	$2,111,650	$6,164,231
Oil and gas purchases	-	-
Revisions	-	1,800
ARO settlements	-	(130,228)
ARO recovered on sale of assets	(239,975)
Accretion expense	107,869	438,225
Asset retirement obligation – ending	$1,979,544	$6,474,028

x) Undistributed Revenues and Royalties

The Company records a liability for cash collected from oil and gas sales that have not been distributed. The amounts get distributed in accordance with the working interests of the respective owners.

y) Concentration of Credit Risk

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

z) Subsequent events

The Company has evaluated all subsequent events from September 30, 2022 through the date of filing of this report. None were identified.

Note 5. Acquisition of Simson-Maxwell

Effective August 6, 2021, Viking entered into a Share Purchase Agreement with Simmax Corp., (“Simmax”), Remora EQ LP, (“Remora”), and Simson-Maxwell Ltd., (“Simson-Maxwell”), pursuant to which Viking agreed to purchase 419 Class A Common Shares of Simson-Maxwell from Simmax and 555 Class A Common Shares of Simson-Maxwell from Remora for a total purchase price of CA$3,998,045 (approximately US$3,198,936) (the “Purchase Price”).

Simultaneously, effective August 6, 2021, Viking entered into a Subscription Agreement with Simson-Maxwell (the “Subscription Agreement”), pursuant to which Viking agreed to purchase from Simson-Maxwell 1,462 Class A Common Shares of Simson-Maxwell for a purchase price of CA$6,001,641.58 (approx. US$4,799,009. (the “Subscription Price”).

These acquisitions resulted in Viking owning a total of 2,436 Class A Common Shares of Simson-Maxwell, representing approximately 60.5% of the total issued and outstanding shares of Simson-Maxwell.

Also on August 6, 2021, Viking entered into a Unanimous Shareholders Agreement with Simmax, Remora and Simson-Maxwell regarding the ownership and governance of Simson-Maxwell, and pursuant to which Viking shall nominate two members of the Board of Directors of Simson-Maxwell, Simmax shall nominate one member of the Simson-Maxwell Board, Remora shall nominate one member of the Simson-Maxwell Board, and Viking, Remora and Simmax shall jointly nominate the fifth member of the Simson-Maxwell Board.

The August 6, 2021 amendment also contained certain provisions that required 2/3rds majority of the Board to vote for changes in the capital budget of the Company, capital expenditures in excess of $250k and other provisions generally considered to be participatory rights, which would preclude Viking from consolidating Simson-Maxwell.

On October 18, 2021, the Company amended the Unanimous Shareholders Agreement with Simmax, Remora and Simson-Maxwell to increase the number of board member to five with three board members nominated by Viking and to require two thirds approval of the board of directors only for matters affecting issuance of dilutive shares, dissolution of Simson-Maxwell and other matters that generally would protect non-controlling shareholders. The changes to the Unanimous Shareholders Agreement on October 18, 2021 rescinded the two thirds Board approval requirement for all matters except those that are protective in nature, at which point, Viking obtained control of Simson-Maxwell.

As a result, Simson-Maxwell is included in the accompanying consolidated financial statements under the equity method from August 6, 2021 to October 18, 2021 and is consolidated from the effective date (October 18, 2021) of the acquisition. The recorded cost of this acquisition was based upon the fair market value of the assets acquired based on an independent valuation.

The total value of the consideration given was determined as follows:

Cash consideration – August 6, 2021	$7,958,159
Equity in earnings (losses) through October 18, 2021	(178,942)

Total value of consideration given – October 18, 2021	$7,779,217

The fair values of assets acquired and liabilities assumed in connection with this acquisition are as follows:

Total Purchase Price	$7,779,217

Fair Value of Assets and Liabilities including the recognition of a 39.5% noncontrolling interest
Cash	$5,668,384
Accounts receivable	7,559,748
Inventory	5,819,612
Prepaid expenses	288,032
Fixed assets	1,816,730
Identifiable intangible assets	3,908,126
Accounts payable	(5,475,967)
Accrued expenses and other liabilities	(948,669)
Bank credit facility	(4,007,971)
Related party liabilities - net	(422,682)
Promissory notes payable	(1,344,599)
Noncontrolling interest recognized at fair value acquisition	(5,081,527)
Total fair value of acquisition	$7,779,217

During the three months ended September 30, 2022, the Company completed its evaluation of the fair value of the assets and liabilities acquired. Based upon this evaluation, the Company increased the value of fixed assets by $419,543, reduced goodwill from $252,290 to nil, and adjusted noncontrolling interest from $(4,914,274) to $(5,081,527).

Proforma financial data is not presented as it was impractical to do so as Simson-Maxwell did not have quarterly information prepared utilizing an acceptable basis of accounting.

Note 6. Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification and geographical cost center for the nine months ended September 30, 2022:

	December 31,			September 30,
	2021	Adjustments	Impairments	2022
Proved developed producing oil and gas properties
United States cost center	$17,416,106	$(15,521,128)	$-	$1,894,978
Accumulated depreciation, depletion and amortization	(10,806,908)	9,637,537	-	(1,169,371)
Proved developed producing oil and gas properties, net	$6,609,198	$(5,883,591)	$-	$725,607

Undeveloped and non-producing oil and gas properties
United States cost center	22,082,329	(20,380,112)	-	1,702,217
Accumulated depreciation, depletion and amortization	(13,865,956)	12,716,377	-	(1,149,579)
Undeveloped and non-producing oil and gas properties, net	$8,216,373	$(7,663,735)	$-	$552,638
Total Oil and Gas Properties, Net	$14,825,571	$(13,547,326)	$-	$1,278,245

The adjustments consist of the impact of the sale of Petrodome’s assets as described in Note 2 plus depletion expense for the nine months ended September 30, 2022.

Note 7. Intangible Assets

ESG Clean Energy License

The Company’s intangible assets include costs associated with securing in August 2021 an Exclusive Intellectual Property License Agreement with ESG, pursuant to which the Company received (i) an exclusive license to ESG’s patent rights and know-how related to stationary electric power generation (not in connection with vehicles), including methods to utilize heat and capture carbon dioxide in Canada, and (ii) a non-exclusive license to the intellectual property in up to 25 sites in the United States that are operated by the Company or its affiliates.

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

The Company recognized amortization expense of $230,886 for the nine months ended September 30, 2022. The estimated future amortization expense for each of the next five years is $304,465 per year.

The ESG intangible asset consisted of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
ESG Clean Energy License	$5,000,000	$5,000,000
Accumulated amortization	(345,061)	(114,175)
	$4,654,939	$4,885,825

Other intangibles – Simson-Maxwell – Customer Relationships and Brand

On October 18, 2021, the Company completed the acquisition of Simson-Maxwell, and allocated a portion of the purchase price to Customer Relationships with a fair value of $1,677,453 and an estimated useful life of 10 years, and the Simmax Brand with a fair value of $2,230,673 and an indefinite useful life.

The Company recognized amortization expense for the Customer Relationship intangible of $125,464 for the nine months ended September 30, 2022. The estimated future amortization expense for each of the next five years is $167,745 per year.

As the Simmax Brand intangible fair value is deemed to have an indefinite life, the Company periodically reviews its fair value to determine if an impairment charge should be recognized. The Company did not recognize any impairment for the nine months ended September 30, 2022.

The Other intangibles – Simson-Maxwell consisted of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Simmax Brand	$2,230,673	$2,230,673
Customer Relationships	1,677,453	1,677,453
Accumulated amortization	(159,473)	(34,009)
	$3,748,653	$3,874,117

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

Note 9. Related Party Transactions

The Company’s CEO and director, James Doris, renders professional services to the Company through AGD Advisory Group, Inc., an affiliate of Mr. Doris. As of September 30, 2022 and December 31, 2021, the total amount due to AGD Advisory Group, Inc. was $370,000 and $270,000, respectively and is included in accounts payable. Additionally, Mr. Doris has made several loans through promissory notes to the Company, all accruing interest at 12%, and payable on demand. During the year ended December 31, 2021, the Company made payments totaling $63,319 toward principal and interest associated with these loans, and Mr. Doris in separate transactions sold $506,000 of his loans to independent third parties. As of September 30, 2022 and December 31, 2021, there are no remaining balances due to Mr. Doris for these loans.

The Company’s former CFO, Frank W. Barker, Jr., renders professional services to the Company through FWB Consulting, Inc., an affiliate of Mr. Barker. As of September 30, 2022 and December 31, 2021, the total amount due to FWB Consulting, Inc. was $nil and $341,968, respectively and is included in accounts payable.

Simson-Maxwell

Simson-Maxwell was a privately held Canadian company that was formerly a part of a consolidated group, Simmax Corp. At the time of the acquisition, Simson-Maxwell had intercompany balances due to/due from Simmax Corp., a receivable from Adco Power Ltd. and its majority owner and had entered into various note agreements with certain employees, officers, family members and entities owned or controlled by such individuals. As of December 31, 2021, Simmax Corp had a 17% noncontrolling interest in Simson-Maxwell. Viking assumed the intercompany balances and the loan agreements in connection with the acquisition. Simson-Maxwell conducts business with Adco Power Ltd., an entity owned and controlled by an employee and officer of Simson-Maxwell. Adco Power Ltd. is an industrial, electrical and mechanical construction company.

The balances of the related party receivables and payables as of September 30, 2022 and December 31, 2021 are as follows:

	September 30,	December 31,
	2022	2021

Related party receivable
Simmax Corp	$-	$1,913,786
Adco Power Ltd. and majority owner	456,068	2,921,367

Total	$456,068	$4,835,153

Related party payable
Simmax Corp	$625,348	$1,858,405
Adco Power Ltd. and majority owner	9,218	3,011,615

Total	$634,566	$4,870,020

Net (due to) from
Simmax Corp	$(625,348)	$55,381
Adco Power Ltd. and majority owner	446,850	(90,248)

Total	$(178,498)	$(34,867)

Notes payable to related parties represent loans from certain employees, officers, family members and entities owned or controlled by such individuals. The notes bear interest at six percent per annum with monthly principal and interest payments and a maturity date of December 31, 2023. The notes payable to related parties as of September 30, 2022 and December 31, 2021 are as follows:

	September 30,	December 31,
	2022	2021

Total notes payable to related parties	$686,920	$788,920
Less current portion of notes payable - related parties	(54,173)	(64,418)
Notes payable - related parties, net of current portion	$632,747	$724,502

Due to Camber Energy, Inc.

During 2021 and the first nine months of 2022, Camber made various cash advances to the Company. The advances are non-interest bearing and stipulate no repayment terms or restrictions. Camber owns 63% of the Company but does not control the Company. As of September 30, 2022 and December 31, 2021, the amounts due to Camber aggregated $6,822,300 and $4,100,000, respectively.

Note 10. Noncontrolling Interests

As described in Note 5, on October 18, 2021, the Company acquired 60.5% of Simson-Maxwell. At the time of the acquisition, the fair value of the noncontrolling interest was independently determined by a valuation specialist.

The following discloses the effects of changes in the Company’s ownership interest in Simson-Maxwell, and on the Company’s equity for nine months ended September 30, 2022:

Noncontrolling interest - January 1, 2022	$4,609,271

Transfers to the noncontrolling interest
Recognition of noncontrolling interest at fair value	167,254

Net loss attributable to noncontrolling interest	(1,094,881)

Noncontrolling interest – September 30, 2022	$3,681,644

As described in Note 8, during January and February 2022, the Company acquired a 51% interest in Viking Ozone, Viking Sentinel and Viking Protection, all of which have been identified as variable interest entities.

The following discloses the effects of the Company’s ownership interest in these three entities in the aggregate, and on the Company’s equity for nine months ended September 30, 2022:

Noncontrolling interest - January 1, 2022	$-

Transfers to the noncontrolling interest
Recognition of noncontrolling interest at fair value	7,330,915

Net loss attributable to noncontrolling interest	(37,747)

Noncontrolling interest – September 30, 2022	$7,293,168

Note 11. Equity

(a) Preferred Stock

The Company is authorized to issue 5,000,000 shares of Preferred Stock, par value $0.001 per share (the “Preferred Stock”).

Preferred Stock – Series C

The Company has designated 50,000 preferred shares as Series C Preferred Stock (the “Series C Preferred Stock”). As of September 30, 2022 there were 28,092 shares of Series C Preferred Stock issued and outstanding, all of which are held by the Company’s CEO, James Doris. Pursuant to the Certification of Designation of the Series C Preferred Stock, as amended (and pursuant to a Certificate of Correction to the Certificate of Designation of the Series C Preferred Stock filed with the State of Nevada on or about January 20, 2022), (i) the holders of the Series C Preferred Stock have no voting rights until the later of July 1, 2022, or the date on which Camber is no longer entitled to own at least 51% of the outstanding shares of Viking’s common stock (the “Voting Trigger Date”); and (ii) each share of Series C Preferred Stock is only convertible into one share of common stock, except that upon any business combination of Viking and Camber whereby Camber acquires substantially all of the outstanding assets or common stock of Viking (a “Combination”), the Series C Preferred Stock would convert into the greater of (A) 25,000,000 common shares of Camber (or a number of preferred shares of Camber convertible into that number of common shares of Camber), or (B) that number of common shares of Camber that 25,000,000 shares of Viking common stock at that time would be convertible or exchange into in the Combination (or a number of preferred shares of Camber convertible into such number of common shares of Camber). After the Voting Trigger Date, which has now passed, each share of Series C Preferred Stock entitles the holder thereof to 37,500 votes on all matters submitted to the vote of the stockholders of the Company.

Preferred Stock – Series E

On February 14, 2022, the Company filed an amendment to its Articles of Incorporation to designate 2,075 of its authorized preferred shares as Series E Convertible Preferred Stock (the “Series E Preferred Stock”), with a par value of $0.001 per share and a stated value equal to $10,000. The holders of the Series E Preferred Stock have voting rights equal to one vote per share. Each share of the Series E Preferred Stock is convertible, at any time after the date of issuance at various conversion prices and subject to certain milestone achievements associated with the acquisition of 51% of Viking Protection as described in Note 8. As of September 30, 2022 there were 475 shares of Series E Preferred Stock issued and outstanding.

(b) Common Stock

On January 5, 2021, the Company filed a Certificate of Amendment with the Secretary of State of the State of Nevada to effect a reverse split of the Company’s common stock at a ratio of 1-for-9 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each nine (9) pre-split shares of common stock outstanding were automatically combined into one (1) new share of common stock. Unless otherwise stated, all share and per shares numbers in this Quarterly Report on Form 10-Q have been adjusted to reflect the Reverse Stock Split.

During the nine months ended September 30, 2022, the Company issued shares of its common stock as follows:

•	3,333,333 shares of common stock issued for purchase of VIE interest valued at fair value on the date of the transactions, totaling $2,000,000.

•	416,667 shares of common stock issued for purchase of VIE interest valued at fair value on the date of the transaction totaling $250,000.

Note 12. Long-Term Debt and Other Short-Term Borrowings

Long term debt and other short-term borrowings consisted of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

Long-term debt:

On June 13, 2018, the Company borrowed $12,400,000 pursuant to a revolving line of credit facility with a maximum principal amount of $30,000,000 from CrossFirst Bank, bearing interest 1.5% above a base rate equal to the prime rate of interest published by the Wall Street Journal. Principal is payable at $100,000 monthly through the amended maturity date of July 5, 2022, at which time all remaining unpaid principal and accrued interest is due. The loan is secured by a mortgage on all of the oil and gas leases of Petrodome and its subsidiaries, a security agreement covering all of Petrodome’s assets and a guaranty by Viking. The loan was repaid in full in July 2022.

	-	5,140,000

On February 14, 2019, the Company executed a promissory note payable to CrossFirst Bank in the amount of $56,760 for the purchase of transportation equipment, bearing interest at 7.15%, payable in 60 installments of $1,130, secured by a vehicle, with a maturity date of February 14, 2024. The loan was repaid in full in September 2022.	-	27,133

On July 24, 2019, the Company through its wholly owned subsidiary, Mid-Con Petroleum, LLC, executed a promissory note payable to Cornerstone Bank in the amount of $2,241,758, bearing interest at 6%, payable interest only through July 24, 2021, then on August 24, 2021, payable in monthly installments of principal and interest of $43,438, with a final payment due on a maturity date of July 24, 2025. The note is secured by a first mortgage on all of the assets of Mid-Con Petroleum, LLC and a guarantee of payment by Viking. The balance shown is net of unamortized discount of $13,425 at September 30, 2022 and $16,991 at December 31, 2021.

	1,867,247	2,160,523

On July 24, 2019, the Company through its wholly owned subsidiary, Mid-Con Drilling, LLC, executed a promissory note payable to Cornerstone Bank in the amount of $1,109,341, bearing interest at 6%, payable interest only through July 24, 2021, then on August 24, 2021, payable in monthly installments of principal and interest of $21,495, with a final payment due on a maturity date of July 24, 2025. The note is secured by a first mortgage on all of the assets of Mid-Con Drilling, LLC and a guarantee of payment by Viking. The balance shown is net of unamortized discount of $13,388 at September 30, 2022 and $16,944 at December 31, 2021.

	863,688	1,009,427

On or about February 18, 2020, the Company commenced an offering of securities consisting of a subordinated, secured, convertible debt instrument with equity features. The notes bear interest at 12%, payable quarterly, contain a conversion entitlement to convert all or a portion of the amount outstanding into common shares of the Company at $1.35 per share, and provide for the issuance of 16,667 common shares of the Company for every $100,000 exchanged or advanced. As security, the holders received, pari passu with all other holders, a pledge of the Company’s membership interest in Elysium, and, as soon as the Company’s obligations to EMC Capital Partners, LLC were satisfied, a pledge of the Company’s membership interest in Ichor. These security interests were released by the collateral agent at the time of the transfer of the membership interests as described in Note 2. Any unpaid principal and interest are due on the extended maturity date of August 11, 2022. During September 2021, the Company offered the noteholders an amended conversion price under these notes of $0.75 per share for conversions prior to October 31, 2021; $1.00 per share for conversions prior to November 30, 2021; $1.10 per share for conversions prior to December 31, 2021; $1.20 per share for conversions prior to January 31, 2022; and back to $1.35 for any conversions thereafter. During September 2021, noteholders converted debt aggregating $1,952,354 into 2,603,139 shares of common stock valued at $3,800,164 pursuant to the amended conversion prices. The balance shown is net of unamortized discount of $nil and $90,175 as of September 30, 2022 and December 31, 2021, respectively. The balance of the notes was paid in full on August 8, 2022.

	-	2,684,425

On July 1, 2020, the Company received a loan of $150,000 from the U.S. Small Business Administration. The loan bears interest at 3.75% and matures on July 28, 2050. The loan is payable in monthly installments of $731 with the remaining principal and accrued interest due at maturity. Installment payments were originally due to start 12 months from the date of the note but the date has been extended to January 2023. The balance includes accrued interest of $12,205 and nil at September 30, 2022 and December 31, 2021, respectively.	162,205	150,000

Total long-term debt	2,893,140	11,171,508
Less current portion and debt discount	(624,790)	(8,430,318)
	$2,268,350	$2,741,190

Principal maturities of long-term debt for the next five years and thereafter are as follows:

Twelve-month period ended September 30,
	Principal	Unamortized Discount	Net
2023	$634,180	$(9,390)	$624,790
2024	672,689	(9,390)	663,299
2025	1,455,935	(8,033)	1,447,902
2026	2,680	-	2,680
2027	3,289	-	3,289
Thereafter	151,180	-	151,180

	$2,919,953	$(26,813)	$2,893,140

Bank Credit Facility

Simson-Maxwell has an operating credit facility with TD Bank, secured by accounts receivable and inventory, bearing interest at prime plus 1.00% on Canadian funds up to CAD $5,000,000 and the bank’s US dollar base rate plus 1.00% on US funds, plus a monthly administration fee of CAD $500. The balance outstanding under this credit facility is CAD $3,627,750 and $0 as of September 30, 2022 and December 31, 2021, respectively.

Note 13. Other Commitments and Contingencies

Office lease – Petrodome

In April 2018, the Company’s subsidiary, Petrodome entered into a 66-month lease for 4,147 square feet of office space for its corporate office in Houston, Texas. The annual base rent commenced at $22.00 per square foot and escalates at $0.50 per foot each year through expiration of the lease term. Operating lease expense is recognized on a straight-line basis over the lease term. Operating lease expense was $75,524 and $72,288 for the nine months ended September 30, 2022 and 2021, respectively.

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

Payments due in each of the next five years and thereafter at September 30, 2022 under these leases are as follows:

	Building	Vehicle and Equipment
	Leases	Leases	Totals

2023	$1,024,008	$383,586	$1,407,594
2024	991,980	201,289	1,193,269
2025	726,770	22,735	749,505
2026	427,540	3,591	431,131
2027 and thereafter	1,401,575	898	1,402,473

	$4,571,873	$612,099	$5,183,972
Less imputed interest			(378,803)
Present value of remaining lease payments			$4,805,169

Current			$1,342,762
Non-current			$3,462,407

Operating lease expense for these leases was $1,106,220 for the nine months ended September 30, 2022.

Legal matters

From time to time the Company may be a party to litigation involving commercial claims against the Company. Management believes that the ultimate resolution of these matters will not have a material effect on the Company’s financial position or results of operations.

Note 14. Income Taxes

The Company has estimated net operating loss carry forwards of approximately $55,400,000 as of December 31, 2021. The potential benefit of these net operating losses has not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not that it will utilize the net operating losses carried forward in future years. In December 2017, tax legislation was enacted limiting the deduction for net operating losses from taxable years beginning after December 31, 2017 to 80% of current year taxable income, eliminating net operating loss carrybacks for losses arising in taxable years ending after December 31, 2017, and allowing net operating losses to be carried forward indefinitely. On March 27, 2020 the Coronavirus Aid Relief, and Economic Security Act was enacted which modified the prior legislation to allow 100% of the net operating losses arising in tax years 2018, 2019, and 2020 to be carried back five years. The Company does not have taxable income available in the carryback period. Net operating losses originating in taxable years beginning prior to January 1, 2018 are still subject to former carryover rules. The net operating loss carryforwards generated prior to this date of approximately $11,000,000 will expire between 2022 through 2038.

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

Information related to our reportable segments and our consolidated results for the nine months ended September 30, 2022 is presented below.

	Nine Months Ended September 30, 2022
	Oil and Gas	Power Generation	Total

Income (Loss) from Operations is as follows:

Revenue	$3,666,726	$14,999,542	$18,666,268

Operating expenses
Cost of goods	-	9,871,239	9,871,239
Lease operating costs	1,429,847	-	1,429,847
General and administrative	3,570,740	7,637,677	11,208,417
Stock based compensation	1,614,334	-	1,614,334
Accretion - ARO	107,869	-	107,869
Depreciation, depletion and amortization	1,022,643	304,018	1,326,661

Total operating expenses	7,745,433	17,812,934	25,558,367

Income (loss) from operations	$(4,078,707)	$(2,813,392)	$(6,892,099)

Assets

Segment assets	$4,732,923	$23,919,207	$28,652,130
Corporate and unallocated assets			22,329,188

Total Consolidated Assets			$50,981,318

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

PLAN OF OPERATIONS

Company Overview

Viking Energy Group, Inc. (“Viking”, the “Company”, “we”, “us” or “our”) is a growth-oriented diversified energy company. Through various majority-owned subsidiaries, Viking provides custom energy and power solutions to commercial and industrial clients in North America and owns interests in oil and natural gas assets in Kansas and Texas. The Company also (i) holds an exclusive license in Canada to a patented carbon-capture system, and; (ii) owns a majority interest in entities with intellectual property rights to a fully developed, patent pending, proprietary medical & biohazard waste treatment system using ozone technology; and electric transmission and open conductor detection systems. The Company is also exploring other renewable energy-related opportunities and/or technologies, which are currently generating revenue, or have a reasonable prospect of generating revenue within a reasonable period of time.

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

Medical Waste Disposal System Using Ozone Technology:

In January 2022, the Company acquired a 51% interest in Viking Ozone Technology, LLC (“Viking Ozone”), which owns the intellectual property rights to a fully developed, patent pending (i.e., US Application 17/576,801), proprietary medical and biohazard waste treatment system using ozone technology. Simson-Maxwell, another majority-owned subsidiary of the Company, has been designated the exclusive worldwide manufacturer and vendor of this system. The technology is designed to be a sustainable alternative to incineration, chemical, autoclave and heat treatment of bio-hazardous waste, and for the treated waste to be classified as renewable fuel for waste-to-energy (“WTE”) facilities in many locations around the world.

Open Conductor Detection Technologies:

In February 2022, the Company acquired a 51% interest in two entities, Viking Sentinel Technology, LLC (“Viking Sentinel”) and Viking Protection Systems, LLC (“Viking Protection”), that own the intellectual property rights to fully developed, patent pending (i.e., US Applications 16/974,086, 17/672,422 and 17/693,504), proprietary electric transmission and distribution open conductor detection systems. The systems are designed to detect a break in a transmission line, distribution line, or coupling failure, and to immediately terminate the power to the line before it reaches the ground. The technology is intended to increase public safety and reduce the risk of causing an incendiary event, and to be an integral component within grid hardening and stability initiatives by electric utilities to improve the resiliency and reliability of existing infrastructure.

Oil & Gas Properties

As of September 30, 2022, the Company, through its wholly owned subsidiary, Petrodome Energy, LLC (“Petrodome”), owns working interests in one oil well in Texas.

Additionally, the Company, through its wholly owned subsidiaries, Mid-Con Petroleum, LLC and Mid-Con Drilling, LLC (collectively, the “Mid-Con Entities”), owns working interests in oil fields in Kansas, which include a combination of producing wells, non-producing wells and water injection wells.

Divestitures in 2022:

On July 8, 2022, four of the wholly owned subsidiaries of Petrodome, a wholly owned subsidiary of Viking, entered into Purchase and Sale Agreements to sell all of their interests in the oil and gas assets owned by those Petrodome subsidiaries, including in the aggregate, interests in 8 producing wells, 8 shut-in wells, 2 salt water disposal wells and 1 inactive well, to third parties for $3,590,000 in cash. The proceeds from the sale were used to fully repay Petrodome’s indebtedness to CrossFirst Bank under the June 13, 2018 revolving line of credit loan.

This transaction resulted the disposition of most of the Company’s total oil and gas reserves (see Note 6). The Company recorded a loss on the transaction in the amount of $8,961,705, as follows:

Proceeds from sale	$3,590,000
Reduction in oil & gas full cost pool (based on % of reserves disposed)	(12,791,680)
ARO recovered	239,975
Loss on disposal	$(8,961,705)

In 2017, the Company recorded a bargain purchase gain of approximately $27 million related to the acquisition of Petrodome.

Additionally, in July 2022, the Company received an unanticipated refund of a $1,200,000 performance bond as a result of Petrodome ceasing to operate certain assets in the State of Louisiana. The gain from this refund has been included in the “loss from the sale of oil and gas properties and fixed assets’ in the accompanying Consolidated Statement of Operations for the three months ended September 30, 2022.

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

On October 12, 2021, the Company disposed of all of the membership interests of Elysium Energy Holdings, LLC (“Elysium”). The third-party purchaser assumed all of the rights and obligations associated with such membership interests, including the debt and derivatives associated with Elysium and/or its subsidiaries. The Company originally acquired the assets owned by Elysium on February 3, 2020, which included interests in approximately 127 wells, along with associated equipment in Texas and Louisiana.

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

As of November 14, 2022, neither Viking nor Camber has advised of its intention to terminate the Merger Agreement. However, given the lapse of time since the date of the Merger Agreement and the lack of progress during that period toward completing certain of the transaction requirements and satisfying certain of the conditions to the merger, we believe it is reasonably likely that certain terms, including economic terms of the merger, would need to be modified by the parties in order for the parties to proceed with the merger. While the parties have discussed this likelihood, neither party has determined the revised terms, if any, upon which it would be prepared to proceed with a revised merger agreement. Any revisions to the terms and conditions of the merger agreement would be subject to the written agreement of the parties, and there is no assurance Viking and Camber will agree on any such proposed modifications or conditions. Moreover, the satisfaction of conditions, whether existing or new, may be outside of Viking’s control.

Going Concern Qualification

The Company’s consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $(14,695,711) for the nine months ended September 30, 2022, as compared to a net loss of $(27,983,342) for the nine months ended September 30, 2021. The loss for the nine months ended September 30, 2022, was comprised of, among other things, certain non-cash items, including: (i) stock-based compensation of $1,614,334; (ii) accretion of asset retirement obligation of $107,869; (iii) depreciation, depletion & amortization of $1,326,661; (iv) bad debt expense of $1,302,659; (v) amortization of debt discount of $97,296; and; (vi) loss on sale of oil and gas assets of $8,961,705.

As of September 30, 2022, the Company has a stockholders’ equity of $18,006,471, long-term debt of $2,893,140 and a working capital deficiency of $4,302,308. The largest components of current liabilities creating this working capital deficiency is a $6.8 million non-interest-bearing loan from Camber Energy, Inc. with no stipulated repayment terms.

As further described in Note 1, to Viking’s consolidated financial statements, Viking has guaranteed Camber’s indebtedness to Discover, as well as entered into a Security Agreement in favor of Discover granting Discover a first-priority security interest in any assets purchased by Viking with funds advanced to Viking by Camber that were loaned by Discover. The Company believes the likelihood that it will be required to perform under the guarantee to be remote and has not recognized a liability associated with any performance obligations of the guarantee.

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

RESULTS OF CONTINUING OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the three and nine months ended September 30, 2022 and 2021, should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on April 20, 2022.

Liquidity and Capital Resources

As of September 30, 2022, and December 31, 2021, the Company had $4,902,157 and $3,467,938 in cash holdings, respectively.

On July 29, 2021, the Company issued 27.5 million shares of common stock to Camber for $11 million in cash. Subsequently, on August 6, 2021, the Company acquired a 60.5% interest in Simson-Maxwell for approximately $8 million in cash. Simson-Maxwell is a leading manufacturer and supplier of industrial engines, power generation products, services and custom energy solutions with seven branches and over 4,000 maintenance contracts in Canada.

Three months ended September 30, 2022, compared to the three months ended September 30, 2021

Revenue

The Company had gross revenues of $6,160,706 for the three months ended September 30, 2022, as compared to $9,680,661 for the three months ended September 30, 2021, reflecting a decrease of 36% or $3,519,955. The decrease reflects the net impact of the disposition of oil and gas properties (decrease of approximately $9.7 million) and the acquisition of Simson-Maxwell (increase of approximately $6.0 million).

Expenses

The Company’s operating expenses decreased by $113,130 to $9,153,867 for the three-month period ended September 30, 2022, from $9,266,997 in the corresponding prior year three-month period. Cost of goods sold of $4,817,640, is a new category of expense due to the acquisition of Simson-Maxwell, and the operations of the new power generation segment. Lease operating costs decreased by $4,644,867 to $243,679 for the three-month period ended September 30, 2022, as compared to $4,888,546 for the three-month period ended September 30, 2021, due to the disposition of oil and gas properties in 2021 and 2022. Similarly, DD&A expense decreased by $1,868,135 to $313,191 for the three-month period ended September 30, 2022, as compared to $2,181,326 for the three-month period ended September 30, 2021, primarily as a result of those dispositions of oil and gas properties. General and administrative expenses reflected an increase of $761,136 to $2,727,655, when compared to $1,966,519 in the corresponding prior period, due primarily to the operations of the new power generation segment, and the overhead associated with it.

Income (Loss) from Operations

The Company generated a loss from operations for the three months ended September 30, 2022, of $(2,993,161), when compared to an income from operations of $413,664 for the three months ended September 30, 2021.

Other Income (Expense)

The Company had other expense, net, of $(7,867,526) for the three months ended September 30, 2022, as compared to other expense of $(9,492,979) for the three months ended September 30, 2021. Interest expense decreased by $3,026,438 to $154,022 for the three-month period ended September 30, 2022 as compared to $3,180,460 for the three months ended September 30, 2021, due to a reduction in long term debt resulting from the dispositions described in Note 2 to the Company’s consolidated financial statements. Additionally, the Company does not have a loss from the change in fair value of derivatives or a loss on financing settlements for the three months ended September 30, 2022, as compared to losses of $(3,425,097) and $(1,847,810), respectively, for the three-month period ended September 30, 2021. These reductions were offset by a loss on the sale of the Petrodome assets of $8,961,705.

Net Income (Loss)

The Company had a net loss of $(10,860,687) during the three-month period ended September 30, 2022, compared with a net loss of $(9,079,315) for the three-month period ended September 30, 2021.

Nine months ended September 30, 2022, compared to the nine months ended September 30, 2021

Revenue

The Company had gross revenues of $18,666,268 for the nine months ended September 30, 2022, as compared to $30,871,373 for the nine months ended September 30, 2021, reflecting a decrease of 40% or $12,205,105. The decrease reflects the net impact of the disposition of oil and gas properties (decrease of approximately $27.2 million) and the acquisition of Simson-Maxwell (increase of approximately $15.0 million).

Expenses

The Company’s operating expenses decreased by $1,345,756 to $25,558,367 for the nine-month period ended September 30, 2022, from $26,904,123 in the corresponding prior year nine-month period. Cost of goods sold of $9,871,239, is a new category of expense due to the acquisition of Simson-Maxwell, and the operations of the new power generation segment. Lease operating costs decreased by $13,433,447 to $1,429,847 for the nine-month period ended September 30, 2022, as compared to $14,863,294 for the nine-month period ended September 30, 2021, due to the disposition of oil and gas properties in 2021 and 2022. Similarly, DD&A expense decreased by $5,517,892 to $1,326,661 for the nine-month period ended September 30,2022, as compared to $6,844,553 for the nine-month period ended September 30, 2021, primarily as a result of those dispositions of oil and gas properties. General and administrative expenses reflected an increase of $6,920,964 to $11,208,417, when compared to $4,287,453 in the corresponding prior period primarily due to bad debt expense related to oil and gas receivables, the operations of the new power generation segment, and the overhead associated with it.

Income (Loss) from Operations

The Company generated a loss from operations for the nine months ended September 30, 2022, of $(6,892,099), when compared to an income from operations of $3,967,250 for the nine months ended September 30, 2021.

Other Income (Expense)

The Company had other expense of $(7,803,612) for the nine months ended September 30, 2022, as compared to other expense of $(31,950,592) for the nine months ended September 30, 2021. Interest expense decreased by $9,105,268 to $507,067 for the nine-month period ended September 30, 2022, as compared to $9,612,335 for the nine months ended September 30, 2021, due to a reduction in long term debt resulting from the dispositions of oil and gas properties in 2021 and 2022. Additionally, the Company does not have a loss from the change in fair value of derivatives or a loss on financing settlements for the nine months ended September 30, 2022, as compared to losses of $(16,401,270) and $(2,774,341), respectively, for the nine-month period ended September 30, 2021. These reductions were partially offset by a loss on the sale of the Petrodome assets of $8,961,705.

Net Income (Loss)

The Company had a net loss of $(14,695,711) during the nine-month period ended September 30, 2022, compared with a net loss of $(27,983,342) for the nine-month period ended September 30, 2021.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our financial statements in conformity with U.S. GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our financial statements, as well as the sufficiency of the disclosures pertaining to our accounting policies in the footnotes accompanying our financial statements. Described below are the most significant policies we apply in preparing our consolidated financial statements, some of which are subject to alternative treatments under GAAP. We also describe the most significant estimates and assumptions we make in applying these policies. See “Note 2 - Summary of Significant Accounting Policies” to our consolidated financial statements.

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

Intangible Assets

Intangible assets include amounts capitalized for the Company’s license agreement with ESG as described in Note 2. This asset is amortized on a straight-line basis over the remaining life of the related patents being licensed, which is approximately 16 years.

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

The Company did not record any impairment of intangible assets during the nine months ended September 30, 2022.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and the Company’s internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. There were no changes in Internal Control Over Financial Reporting during the quarter ended September 30, 2022.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of commercial operations in the normal course of business. As of September 30, 2022, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2022, the Company did not issue any unregistered equity securities.

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

60

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

61

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIKING ENERGY GROUP, INC. (Registrant)

/s/ James Doris	Date: November 14, 2022
Principal Executive Officer

/s/ John McVicar	Date: November 14, 2022
Principal Financial and Accounting Officer

62