Form 10-K
period 2022-12-31
VIKING ENERGY GROUP, INC.
filed 2023-03-24
CIK 1102432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

As of March 24, 2023, the aggregate market value of the shares of the registrant’s common equity held by non-affiliates was approximately $14,030,849, using the March 23, 2023 closing price of the registrant’s common stock of $0.31445 share. Shares of the registrant’s common stock held by each executive officer and director and by each person who beneficially owns 10 percent or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be “affiliates” of the registrant for purposes of the above calculation. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares of the Registrant’s common stock outstanding as of March 24, 2023 was 114,780,965.

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

1

PART I

Item 1. Business

Viking Energy Group, Inc. (“Viking”, the “Company”, “we”, “us” or “our”) is a growth-oriented diversified energy company. Through various majority-owned subsidiaries, Viking provides custom energy and power solutions to commercial and industrial clients in North America and owns interests in producing oil assets in Kansas. The Company also (i) holds an exclusive license in Canada to a patented carbon-capture system; and (ii) owns a majority interest in (a) an entity with intellectual property rights to a fully developed, patented, proprietary medical & biohazard waste treatment system using ozone technology; and (b) entities with intellectual property rights to fully developed, patent pending, proprietary electric transmission and open conductor detection systems. The Company is also exploring other renewable energy-related opportunities and/or technologies, which are currently generating revenue, or have a reasonable prospect of generating revenue within a reasonable period of time.

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

Clean Energy and Carbon-Capture System

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

Medical Waste Disposal System Using Ozone Technology

In January 2022, the Company acquired a 51% interest in Viking Ozone Technology, LLC (“Viking Ozone”), which owns the intellectual property rights to a patented  (i.e., US Utility Patent No. 11,565,289), proprietary medical and biohazard waste treatment system using ozone technology. Simson-Maxwell has been designated the exclusive worldwide manufacturer and vendor of this system. The technology is designed to be a sustainable alternative to incineration, chemical, autoclave and heat treatment of bio-hazardous waste, and for the treated waste to be classified as renewable fuel for waste-to-energy (“WTE”) facilities in many locations around the world.

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

Existing Assets

The Company, through its wholly owned subsidiaries, Mid-Con Petroleum, LLC and Mid-Con Drilling, LLC (collectively, the “Mid-Con Entities”), owns working interests in oil fields in Kansas, which include a combination of producing wells, non-producing wells and water injection wells.

Divestitures in 2022

On July 8, 2022, four of the wholly owned subsidiaries of Petrodome Energy, LLC (“Petrodome”), a wholly owned subsidiary of Viking, entered into Purchase and Sale Agreements to sell all of their interests in the oil and gas assets owned by those Petrodome subsidiaries, including in the aggregate, interests in 8 producing wells, 8 shut-in wells, 2 salt water disposal wells and 1 inactive well, to third parties for $3,590,000 in cash. The proceeds from the sale were used to fully repay Petrodome’s indebtedness to CrossFirst Bank under the June 13, 2018 revolving line of credit loan.

This transaction resulted in the disposition of most of the Company’s total oil and gas reserves (see Note 6 to the Company’s financial statements). The Company recorded a loss on the transaction in the amount of $8,961,705, as follows:

Proceeds from sale	$3,590,000
Reduction in oil & gas full cost pool (based on % of reserves disposed)	(12,791,680)
ARO recovered	239,975
Loss on disposal	$(8,961,705)

Additionally, in July 2022, the Company received an unanticipated refund of a $1,200,000 performance bond as a result of Petrodome ceasing to operate certain assets in the State of Louisiana. The gain from this refund has been included in the “loss on disposal of membership interests and assets” in the Consolidated Statement of Operations.

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

The Merger Agreement provides, among other things, that effective as of the Effective Time, James A. Doris, the current Chief Executive Officer of both the Company and Camber, shall serve as President and Chief Executive Officer of the resulting merged entity (the “Combined Company”) following the Effective Time. The Merger Agreement provides that, as of the Effective Time, the Combined Company will have its headquarters in Houston, Texas.

The Merger Agreement also provides that, during the period from the date of the Merger Agreement until the Effective Time, each of Camber and Company will be subject to certain restrictions on its ability to solicit alternative acquisition proposals from third parties, to provide non-public information to third parties and to engage in discussions with third parties regarding alternative acquisition proposals, subject to customary exceptions. The Company is required to hold a meeting of its stockholders to vote upon the adoption of the Merger Agreement and, subject to certain exceptions, to recommend that its stockholders vote to adopt the Merger Agreement. Camber is required to hold a meeting of its stockholders to approve the issuance of Viking Common Stock and Viking Preferred Stock in connection with the Merger (the “Share Issuance”).

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

The Merger Agreement can be terminated (i) at any time with the mutual consent of the parties; (ii) by either Camber or Company if any governmental consent or approval required for closing is not obtained, or any governmental entity issues a final non-appealable order or similar decree preventing the Merger; (iii) by either Company or Camber if the Merger shall not have been consummated on or before August 1, 2021; (iv) by Camber or Company, upon the breach by the other of a term of the Merger, which is not cured within 30 days of the date of written notice thereof by the other; (v) by Camber if Company is unable to obtain the affirmative vote of its stockholders for approval of the Merger; (vi) by Company if Camber is unable to obtain the affirmative vote of its stockholders required pursuant to the terms of the Merger Agreement; and (vii) by Company or Camber if there is a willful breach of the Merger Agreement by the other party thereto. The Merger Agreement contains customary obligations of the parties and representations and warranties.

As of March 24, 2023, neither the Company nor Camber has advised of its intention to terminate the Merger Agreement. However, given the lapse of time since the date of the Merger Agreement, the Company believes it is reasonably likely that certain terms would need to be modified by the parties in order for the parties to proceed with the Merger.

On or about March 14, 2023, the Company’s Board of Directors resolved to enter into negotiations with Camber to modify certain terms of the Merger and to re-engage a valuation firm in connection with securing a fairness opinion or any other valuation report, analyses or presentations that might be necessary or appropriate regarding the Merger. As of March 24, 2023, the Company had not determined the revised terms upon which it would be prepared to proceed with the Merger. Any modifications to the terms and conditions of the Merger Agreement would be subject to the written agreement of both the Company and Camber, and there is no assurance that the Company and Camber will agree on any such proposed modifications. Moreover, the satisfaction of conditions, whether existing or new, may be outside of the Company’s control.

Other Information

Neither the Company nor any of its subsidiaries engaged in any research and development activities during 2021. The Company does not manufacture any products or engage in any activity that requires compliance with environmental laws except as described elsewhere herein.

Employees

The Company now has 2 fulltime employees working at the Company’s office in Houston, Texas. Outside of the Houston operation, the Company continues to retain outside consultants as needed, involved in business development, business analysis, financial consulting, web programming and designing, execution and support of the Company’s business.

Through Simson-Maxwell, the Company has approximately 116 employees in 7 branch locations in western Canada.

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

The principal raw materials that we use to produce our products are steel, copper and aluminum as well as batteries and advanced electronic components. We also source a significant number of component parts from third parties that we utilize to manufacture our products. The prices of those raw materials and components are susceptible to significant fluctuations due to trends in supply and demand, commodity prices, currencies, transportation costs, government regulations and tariffs, price controls, interest rates, economic conditions and other unforeseen circumstances beyond our control. In fact, we have recently seen such trends significantly impact our business resulting in higher costs and shortages in materials, components and labor, and such impacts may continue for the foreseeable future. We typically do not have long-term supply contracts in place to ensure the raw materials and components we use are available in necessary amounts or at fixed prices. In the short term, we have been unable to fully mitigate raw material or component price increases through product design improvements, price increases to our customers, manufacturing productivity improvements, or hedging transactions, and if our mitigation efforts continue to not be fully effective in the short or long term, our profitability could be adversely affected. Also, our ability to continue to obtain quality materials and components is subject to the continued reliability and viability of our suppliers, including in some cases, suppliers who are the sole source of certain important components. It has been challenging to consistently obtain adequate, cost efficient or timely deliveries of certain required raw materials and components, or sufficient labor resources while we ramp up production to meet higher levels of demand, and if this trend continues, we may be unable to manufacture sufficient quantities of products on a timely basis. This could cause us to lose additional sales, incur additional costs, delay new product introductions or suffer harm to our reputation.

Our business could be negatively impacted if we fail to adequately protect our intellectual property rights or if third parties claim that we are in violation of their intellectual property rights.

We consider our intellectual property rights to be important assets and seek to protect them through a combination of patent, trademark, copyright and trade secret laws, as well as licensing and confidentiality agreements. These protections may not be adequate to prevent third parties from using our intellectual property without our authorization, breaching any confidentiality agreements with us, copying or reverse engineering our products, or developing and marketing products that are substantially equivalent to or superior to our own. The unauthorized use of our intellectual property by others could reduce our competitive advantage and harm our business. Not only are intellectual property-related proceedings burdensome and costly, but they could span years to resolve and we might not ultimately prevail. We cannot guarantee that any patents, issued or pending, will provide us with any competitive advantage or will not be challenged by third parties. Moreover, the expiration of our patents may lead to increased competition with respect to certain products.

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

Our business is affected by general economic conditions, and uncertainty or adverse changes, such as the prolonged downturn in U.S. residential investment and the impact of more stringent credit standards, have previously led and could lead again to a decline in demand for our products and pressure to reduce our prices. Our sales of light-commercial and industrial generators are affected by conditions in the non-residential construction sector and by the capital investment trends for small and large businesses and municipalities. If these businesses and municipalities cannot access credit markets or do not utilize discretionary funds to purchase our products as a result of the economy or other factors, our business could suffer and our ability to realize benefits from our strategy of increasing sales in the light-commercial and industrial sectors through, among other things, our focus on innovation and product development, including natural gas engine and modular technology, could be adversely affected. In addition, consumer confidence and home remodeling expenditures have a significant impact on sales of our residential products, and prolonged periods of weakness in consumer durable goods spending has previously had, and could again have, a material impact on our business. We currently do not have any material contracts with our customers which call for committed volume, and we cannot guarantee that our current customers will continue to purchase our products at the same level, if at all. If general economic conditions or consumer confidence were to worsen, or if the non-residential construction sector or rate of capital investments were to decline, our net sales and profits would likely be adversely affected. Changes in government monetary or fiscal policies may negatively impact our results, including increases in interest rates which could negatively affect overall growth and impact sales of our products. Additionally, timing of capital spending by our national account customers can vary from quarter-to-quarter based on capital availability and internal capital spending budgets. Also, the availability of renewable energy mandates and investment tax credits and other subsidies can have an impact on the demand for energy storage systems. Our global operations are exposed to political and economic risks, commercial instability and events beyond our control in the countries in which we operate. Such risks or events may disrupt our supply chain and not enable us to produce products to meet customer demand.

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

Our future financial condition, results of operations and the carrying value of any oil and natural gas interests we acquire will depend primarily upon the prices paid for oil and natural gas production. Oil and natural gas prices historically have been volatile, during calendar 2020 significantly decreased, and likely will continue to be volatile in the future, especially given current world geopolitical and economic conditions. Our cash flows from operations are highly dependent on the prices that we receive for oil and natural gas. This price volatility also affects the amount of our cash flows available for capital expenditures and our ability to borrow money or raise additional capital. The prices for oil and natural gas are subject to a variety of additional factors that are beyond our control. These factors include:

•	the level of consumer demand for oil and natural gas;

•	the domestic and foreign supply of oil and natural gas;

•	the ability of the members of the Organization of Petroleum Exporting Countries (“OPEC”) to agree to and maintain oil price and production controls;

•	the price of foreign oil and natural gas;

•	domestic governmental regulations and taxes;

•	the price and availability of alternative fuel sources;

•	weather conditions;

•	market uncertainty due to political conditions in oil and natural gas producing regions, including the Middle East; and

•	interest rates and worldwide geopolitical and economic conditions.

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

We operate in the oil and gas sector, and our current leases are located in North America in Kansas. This lack of geographic diversification may make our holdings more sensitive to economic developments within a regional area, which may result in reduced rates of return or higher rates of default than might be incurred with a company that is more geographically diverse.

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

Lack of Continuity in Management

The Company does not currently have employment agreements with its Chief Executive Officer and President, Mr. Doris, and its Chief Financial Officer, Mr. McVicar. As a result, there is no assurance that Mr. Doris or Mr. McVicar will continue to be associated with the Company in the future. In connection with future business opportunities, it is possible that Mr. Doris or Mr. McVicar may resign as an officer and director of the Company subject to compliance with Section 14f of the Exchange Act. Any decision to resign would occur without the vote or consent of the stockholders of the Company.

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

The Company’s CEO and director, James Doris, holds 28,092 shares of the Company’s Series C Preferred Stock, with each share of preferred stock entitling the holder, after July 1, 2022, to 37,500 votes on all matters submitted to the vote of the Company’s security holders. By virtue of such preferred stock ownership, following July 1, 2022, Mr. Doris could control the election of the members of the Company’s Board of Directors and generally exercise control over the affairs of the Company. Such concentration of ownership could have the effect of delaying, deterring or preventing a change in control of the Company that might otherwise be beneficial to stockholders. There can be no assurance that conflicts of interest will not arise with respect to Mr. Doris’s ownership of the preferred stock, or that such conflicts will be resolved in a manner favorable to the Company.

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

COVID-19 may negatively impact demand for oil and natural gas and our business, results of operations and financial condition.

COVID-19 has had a significant impact around the world, prompting governments and businesses to take unprecedented measures in response. Such measures have included restrictions on travel and business operations, temporary closures of businesses, and quarantine and shelter-in-place orders. The COVID-19 pandemic has at times significantly curtailed global economic activity and caused significant volatility and disruption in global financial markets.

The COVID-19 pandemic and the measures taken by many countries in response have adversely affected and could in the future materially adversely impact the Company’s business, results of operations, financial condition and stock price. During the course of the pandemic, certain of the Company’s component suppliers and manufacturing and logistical service providers have experienced disruptions, resulting in supply shortages that affected our operations, and similar disruptions could occur in the future. Public safety measures can also adversely impact consumer demand for the Company’s products and services in affected areas.

The Company continues to monitor the situation and take appropriate actions in accordance with the recommendations and requirements of relevant authorities. The extent to which the COVID-19 pandemic may impact the Company’s operational and financial performance remains uncertain and will depend on many factors outside the Company’s control, including the timing, extent, trajectory and duration of the pandemic, the emergence of new variants, the development, availability, distribution and effectiveness of vaccines and treatments, the imposition of protective public safety measures, and the impact of the pandemic on the global economy and demand for consumer products and services. Additional future impacts on the Company may include material adverse effects on demand for the Company’s products and services, the Company’s supply chain and sales and distribution channels, the Company’s ability to execute its strategic plans, and the Company’s profitability and cost structure.

To the extent the COVID-19 pandemic adversely affects the Company’s business, results of operations, financial condition and stock price, it may also have the effect of heightening many of the other risks described in this Annual Report on Form 10-K..

The staff of the SEC’s Division of Enforcement notified Viking that the Staff had made a preliminary determination to recommend that the SEC file an enforcement action against Viking, as well as against its CEO and its former CFO, for alleged violation so securities laws.

In April of 2019, the staff (the “Staff”) of the SEC’s Division of Enforcement notified Viking that the Staff had made a preliminary determination to recommend that the SEC file an enforcement action against Viking, as well as against its CEO and its former CFO, for alleged violations of Section 17(a) of the Securities Act and Section 10(b) of the Exchange Act and Rule 10b-5 thereunder during the period from early 2014 through late 2016. The Staff’s notice was not a formal allegation or a finding of wrongdoing by Viking, and Viking has communicated with the Staff regarding its preliminary determination. Viking believes it has adequate defenses and intends to vigorously defend any enforcement action that may be initiated by the SEC. However, the defense of an action filed by the SEC against Viking, its CEO and/or former CFO, could take resources away from the operations of Viking, divert management attention, or potential result in penalties, fines or sanctions, which could materially adversely affect Viking or the value of its securities.

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

•

any dissolution, liquidation, or winding-up of the Simson-Maxwell and/or any subsidiary of Simson-Maxwell or other distribution of the assets of the Simson-Maxwell and/or any subsidiary of Simson-Maxwell for the purpose of winding-up its affairs, whether voluntary or involuntary, except where such dissolution, liquidation, or winding-up or other distribution is done voluntarily by the Simson-Maxwell and/or any subsidiary of Simson-Maxwell in order to reorganize its corporate structure, provided that the board of directors of Simson-Maxwell determines (without inquiring into or giving effect to the personal circumstances of any individual shareholder) that the interests of no one shareholder shall be disproportionately adversely affected vis-à-vis the interests of any other shareholder by such reorganization;

20

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

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

Additionally, Russia’s prior annexation of Crimea, recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system, expansive ban on imports and exports of products to and from Russia and ban on exportation of U.S denominated banknotes to Russia or persons located there. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.

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

Kansas

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

Petrodome Energy, LLC & Subsidiaries

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

On July 8, 2022, four of the wholly owned subsidiaries of Petrodome, a wholly owned subsidiary of Viking, entered into Purchase and Sale Agreements to sell all of their interests in the oil and gas assets owned by those Petrodome subsidiaries, including in the aggregate, interests in 8 producing wells, 8 shut-in wells, 2 salt water disposal wells and 1 inactive well.

Ichor Energy LLC

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

Elysium Energy LLC

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

Oil and Natural Gas Reserves at December 31, 2022 and 2021

As of December 31, 2022, all of our proved oil and natural gas reserves were located in the United States, in the States of Texas and Kansas.

The following tables set forth summary information with respect to our proved reserves as of December 31, 2022 and 2021. For additional information see Supplemental Information “Oil and Natural Gas Producing Activities (Unaudited)” to our consolidated financial statements in “Item 8-Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Under SEC reporting requirements, proved undeveloped reserves include only those reserves in which the Company has current plans to develop, generally within five years.  During 2021 and 2022, the Company made several strategic dispositions and acquisitions which has modified its capital expenditure plans.  The Company currently has no firm commitments to drill or otherwise develop its proved undeveloped reserves.  As of  December 31, 2022, the Company has reclassified all of its proved undeveloped properties to unproved reserves.

	Proved Reserves at December 31, 2022
Reserves Category	Crude Oil (MBBLs)	Natural Gas (MMCF)	Total Proved (BOE) (1)

Proved Reserves
Developed	105,375	-	105,375
Developed Non-Producing	21,369	-	21,369

Total Proved Reserves	126,744	-	126,744

Estimated Future Net Cash Flows	4,503,786	-	$4,503,786
10% annual discount for estimated timing of cash flows			(1,532,187)
Discounted Future Net Cash Flows - (PV10) (2)			$2,971,599

	Proved Reserves at December 31, 2021
Reserves Category	Crude Oil (MBBLs)	Natural Gas (MMCF)	Total Proved (BOE) (1)

Proved Reserves
Developed	322,478	5,052,600	1,164,578
Developed Non-Producing	260,802	921,700	414,418

Total Proved Reserves	583,280	5,974,300	1,578,996

Estimated Future Net Cash Flows			$26,837,237
10% annual discount for estimated timing of cash flows			(11,822,285)
Discounted Future Net Cash Flows - (PV10) (2)			$15,014,952

(1) BOE (barrels of oil equivalent) is calculated by a ratio of 6 MCF to 1 BBL of Oil

(2) PV-10 represents the discounted future net cash flows attributable to our proved oil and natural gas reserves discounted at 10%. PV-10 of our total year-end proved reserves is considered a non-US GAAP financial measure as defined by the SEC. We believe that the presentation of the PV-10 is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves without consideration of income tax affects. We further believe investors and creditors use our PV-10 as a basis for comparison of the relative size and value of our reserves to other companies.

Net Production, Unit Prices and Costs

The following table presents certain information with respect to oil and natural gas production attributable to our interests in all of our properties in the United States, the revenue derived from the sale of such production, average sales prices received and average production costs during the years ended December 31, 2022 and 2021. All production and expense data includes the results of Ichor through October 5, 2021, Elysium through October 12, 2021, and Petrodome through July 8, 2022, the respective dates of disposition.

	Unit of	December 31,
	Measure	2022	2021

Production
Oil	Barrels	24,510	407,093
Natural Gas	Mcf	205,374	3,652,409
BOE		58,739	1,015,828

Sales
Oil	Barrels	2,254,134	25,182,558
Natural Gas	Mcf	978,971	13,494,609

Average Sales Prices
Oil	Barrels	91.97	61.86
Natural Gas	Mcf	4.77	3.69

Production - Lease operating expenses		1,633,765	15,878,437

Average Cost of Production per BOE		27.81	15.63

Drilling and Other Exploratory and Development Activities

During the year ended December 31, 2022 the Company did not drill any new wells. The Company focused primarily on preserving and maintaining existing assets and selling certain assets to pay down debt. Maintenance included, among other things, replacing tubing and pumps, replacing heater treaters, changing compressors, repressurizing wells, repairing water line leaks, replacing chokes and other items.

Present Activities

The Company is not presently drilling any new wells.

Delivery Commitments

The Company is not currently committed to provide a fixed and determinable quantity of oil or gas in the near future under existing contracts or agreements.

Productive Wells

The following table sets forth the number wells in our inventory, in which we maintained ownership interests as of December 31, 2022 and 2021. At December 31, 2022, all wells are located in the United States, in the States of Texas and Kansas.

	December 31, 2022		December 31, 2021
Well Category	Oil	Gas	Oil	Gas

Producers	169		203	38
Producer - P&A’d	-	-	6	-
Non-Producing	29	-	9	-
Injector	94	-	89	-
Salt Water Disposal	2	-	5	-
Shut In	-	-	-	-
ORRI	1	-	1	-

	295	-	313	38

Item 3. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2022, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no “established trading market” for shares of the Company’s common stock. As of December 31, 2022, the Company’s common stock was quoted on the OTC Link LLC alternative trading system operated by OTC Markets Group, Inc. under the symbol “VKIN.” No assurance can be given that any “established trading market” for the Company’s common stock will develop or be maintained.

The range of high and low closing bid quotations for the Company’s common stock during each quarter of the calendar years ended December 31, 2022 and 2021 adjusted for the effect of the 1-for-9 reverse split, is shown below, as quoted by http://finance.yahoo.com. Prices are inter-dealer quotations, without retail mark-up, markdown or commissions and may not represent actual transactions.

Stock Quotations

Quarter Ended	High	Low
March 31, 2021	2.85	0.51
June 30, 2021	1.10	0.39
September 30, 2021	3.78	0.24
December 31, 2021	2.48	0.55
March 31, 2022	1.24	0.39
June 30, 2022	0.95	0.34
September 30, 2022	0.48	0.25
December 31, 2022	0.54	0.25

The future sale of the Company’s presently outstanding “unregistered” and “restricted” common stock by present members of management and persons who own more than five percent of the Company’s outstanding voting securities may have an adverse effect on any “established trading market” that may develop in the shares of the Company’s common stock.

Holders

As of December 31, 2022, the Company had approximately 581 shareholders of record of common stock, including shares held in “street name” by banks, brokerage clearing houses, depositories or otherwise in unregistered form. The Company does not know the beneficial owners of such shares, or the number of beneficial holders of such shares.

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

Related Stockholder Matters

None.

Purchase of Equity Securities

None.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2022, the Company did not issue any unregistered equity securities.

Item 6. [Reserved]

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

PLAN OF OPERATIONS

Company Overview

Viking Energy Group, Inc. (“Viking”, the “Company”, “we”, “us” or “our”) is a growth-oriented diversified energy company. Through various majority-owned subsidiaries, Viking provides custom energy and power solutions to commercial and industrial clients in North America and owns interests in producing oil assets in Kansas. The Company also (i) holds an exclusive license in Canada to a patented carbon-capture system; and (ii) owns a majority interest in (a) an entity with intellectual property rights to a fully developed, patented, proprietary medical & biohazard waste treatment system using ozone technology; and (b) entities with intellectual property rights to fully developed, patent pending, proprietary electric transmission and open conductor detection systems. The Company is also exploring other renewable energy-related opportunities and/or technologies, which are currently generating revenue, or have a reasonable prospect of generating revenue within a reasonable period of time.

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

Clean Energy and Carbon-Capture System

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

Medical Waste Disposal System Using Ozone Technology

In January 2022, the Company acquired a 51% interest in Viking Ozone Technology, LLC (“Viking Ozone”), which owns the intellectual property rights to a fully developed, patented (i.e., US Utility Patent No. 11,565,289), proprietary medical and biohazard waste treatment system using ozone technology. Simson-Maxwell, another majority-owned subsidiary of the Company, has been designated the exclusive worldwide manufacturer and vendor of this system. The technology is designed to be a sustainable alternative to incineration, chemical, autoclave and heat treatment of bio-hazardous waste, and for the treated waste to be classified as renewable fuel for waste-to-energy (“WTE”) facilities in many locations around the world.

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

Existing Assets

The Company, through its wholly owned subsidiaries, Mid-Con Petroleum, LLC and Mid-Con Drilling, LLC (collectively, the “Mid-Con Entities”), owns working interests in oil fields in Kansas, which include a combination of producing wells, non-producing wells and water injection wells.

Divestitures in 2022

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

Additionally, in July 2022, the Company received an unanticipated refund of a $1,200,000 performance bond as a result of Petrodome ceasing to operate certain assets in the State of Louisiana. The gain from this refund has been included in the “loss on disposal of membership interests and assets” in the Consolidated Statement of Operations.

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

The Merger Agreement provides, among other things, that effective as of the Effective Time, James A. Doris, the current Chief Executive Officer of both the Company and Camber, shall serve as President and Chief Executive Officer of the resulting merged entity (the “Combined Company”) following the Effective Time. The Merger Agreement provides that, as of the Effective Time, the Combined Company will have its headquarters in Houston, Texas.

The Merger Agreement also provides that, during the period from the date of the Merger Agreement until the Effective Time, each of Camber and Company will be subject to certain restrictions on its ability to solicit alternative acquisition proposals from third parties, to provide non-public information to third parties and to engage in discussions with third parties regarding alternative acquisition proposals, subject to customary exceptions. The Company is required to hold a meeting of its stockholders to vote upon the adoption of the Merger Agreement and, subject to certain exceptions, to recommend that its stockholders vote to adopt the Merger Agreement. Camber is required to hold a meeting of its stockholders to approve the issuance of Viking Common Stock and Viking Preferred Stock in connection with the Merger (the “Share Issuance”).

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

The Merger Agreement can be terminated (i) at any time with the mutual consent of the parties; (ii) by either Camber or Company if any governmental consent or approval required for closing is not obtained, or any governmental entity issues a final non-appealable order or similar decree preventing the Merger; (iii) by either Company or Camber if the Merger shall not have been consummated on or before August 1, 2021; (iv) by Camber or Company, upon the breach by the other of a term of the Merger, which is not cured within 30 days of the date of written notice thereof by the other; (v) by Camber if Company is unable to obtain the affirmative vote of its stockholders for approval of the Merger; (vi) by Company if Camber is unable to obtain the affirmative vote of its stockholders required pursuant to the terms of the Merger Agreement; and (vii) by Company or Camber if there is a willful breach of the Merger Agreement by the other party thereto. The Merger Agreement contains customary obligations of the parties and representations and warranties.

As of March 24, 2023, neither the Company nor Camber has advised of its intention to terminate the Merger Agreement. However, given the lapse of time since the date of the Merger Agreement, the Company believes it is reasonably likely that certain terms would need to be modified by the parties in order for the parties to proceed with the Merger.

On or about March 14, 2023, the Company’s Board of Directors resolved to enter into negotiations with Camber to modify certain terms of the Merger and to re-engage a valuation firm in connection with securing a fairness opinion or any other valuation report, analyses or presentations that might be necessary or appropriate regarding the Merger. As of March 24, 2023, the Company had not determined the revised terms upon which it would be prepared to proceed with the Merger. Any modifications to the terms and conditions of the Merger Agreement would be subject to the written agreement of both the Company and Camber, and there is no assurance that the Company and Camber will agree on any such proposed modifications. Moreover, the satisfaction of conditions, whether existing or new, may be outside of the Company’s control.

Going Concern Qualification

The Company’s consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $(15,427,329) for the year ended December 31, 2022, as compared to a net loss of $(14,485,847) for the year ended December 31, 2021. The loss for the year ended December 31, 2022 was comprised of, among other things, certain non-cash items, including: (i) stock-based compensation of $1,614,334; (ii) accretion of asset retirement obligation of $55,521; (iii) depreciation, depletion & amortization of $1,499,166; (iv) bad debt expense of $1,133,685; (v) amortization of debt discount of $99,695; (vi) impairment of intangible assets of $451,772; and, (vii) loss on sale of oil and gas assets of $8,961,705.

As of December 31, 2022, the Company has a stockholders’ equity of $15,365,315 and total long-term debt of $2,743,616 As of December 31, 2022, the Company has a working capital deficiency of approximately $6,339,593. The largest components of current liabilities creating this working capital deficiency are (i) accounts payable of approximately $4.0 million; (ii) a revolving credit facility with a balance of approximately $3.1 million; (iii) customer deposits of $5.4 million; and (iv) an amount due for non-interest-bearing loans from Camber Energy, Inc. in the amount of $6.6 million with no stipulated repayment terms.

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

Liquidity and Capital Resources

	Years Ended December 31,
Working Capital:	2022	2021

Current assets	$18,950,740	$21,805,426
Current liabilities	$25,290,333	$30,070,453
Working capital deficit	$(6,339,593)	$(8,265,027)

	Years Ended December 31,
Cash Flows:	2022	2021

Net Cash Used in Operating Activities	$(3,760,376)	$(1,999,477)
Net Cash Provided by (Used in) Investing Activities	$6,580,575	$(7,920,996)
Net Cash Provided by (Used in) Financing Activities	$(3,048,788)	$5,548,872
Decrease in Cash during the Period	$(228,589)	$(4,371,601)
Cash and Cash Equivalents, end of Period	$3,239,349	$3,467,938

Net cash provided by operating activities decreased to $(3,760,376) during the fiscal year ended December 31, 2012, as compared to cash provided by operating activities of $(1,999,477) in the comparable period in 2021. This decrease is primarily the result of increased inventory and lower accounts payable, partially offset by an increase in customer deposits.

Net cash flows from investing activities increased to $6,580,575 during the fiscal year ended December 31, 2022, as compared to $(7,920,996) in the comparable period in 2021. This increase is mainly due to proceeds from the sale of oil and gas properties and the sale of notes receivable.

Net cash used in financing activities decreased to $(3,048,788) during the fiscal year ended December 31, 2022, as compared to $5,548,872 in the comparable period in 2021. This decrease is mainly due to repayment of debt during the year.

RESULTS OF OPERATIONS

The following discussion of the consolidated financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and the related Notes included elsewhere in this Report.

Segment and Consolidated Results

The Company has two reportable segments: Oil and Gas Production and Power Generation. The power generation segment provides custom energy and power solutions to commercial and industrial clients in North America and the oil and gas segment is involved in exploration and production with properties in central and southern United States. We evaluate segment performance based on revenue and operating income (loss).

Information related to our reportable segments and our consolidated results for the years ended December 31, 2022 and 2021 is presented below.

	Year Ended December 31, 2022
	Oil and Gas	Power Generation	Total

Loss from Operations is as follows:

Revenue	$3,984,122	$20,054,038	$24,038,160

Operating expenses
Cost of goods	-	13,627,457	13,627,457
Lease operating costs	1,633,765	-	1,633,765
General and administrative	4,245,434	10,584,883	14,830,317
Stock based compensation	1,614,334	-	1,614,334
Impairment of intangible assets		451,772	451,772
Depreciation, depletion and amortization	1,104,240	394,926	1,499,166
Accretion - ARO	55,521	-	55,521

Total operating expenses	8,653,294	25,059,038	33,712,332

Loss from operations	$(4,669,172)	$(5,005,000)	$(9,674,172)

	Year Ended December 31, 2021
	Oil and Gas	Power Generation	Total

Income (Loss) from Operations is as follows:

Revenue	$33,679,679	$4,308,285	$37,987,964

Operating expenses
Cost of goods	-	3,003,044	3,003,044
Lease operating costs	15,878,437	-	15,878,437
General and administrative	5,997,211	2,124,308	8,121,519
Stock based compensation	1,738,145	-	1,738,145
Depreciation, depletion and amortization	7,236,809	70,348	7,307,157
Accretion - ARO	608,691	-	608,691

Total operating expenses	31,459,293	5,197,700	36,656,993

Income (loss) from operations	$2,220,386	$(889,415)	$1,330,971

	Year Ended December 31, 2022
	Oil and Gas	Power Generation	Total
Other Income (Expense) is as follows:

Interest expense	$(354,354)	$(283,992)	$(638,346)
Amortization of debt discount	(99,695)	-	(99,695)
Change in fair value of derivatives	-	-	-
Equity in earnings of unconsolidated subsidiary	-	-	-
Loss on financing settlements	-	-	-
Gain (loss) on disposal of membership interests and assets	(7,747,347)	-	(7,747,347)
Interest and other income	875,143	(73,842)	801,301

Total other income (expense)	$(7,326,253)	$(357,834)	$(7,684,087)

	Year Ended December 31, 2021
	Oil and Gas	Power Generation	Total
Other Income (Expense) is as follows:

Interest expense	$(10,053,014)	$-	$(10,053,014)
Amortization of debt discount	(3,704,049)	-	(3,704,049)
Change in fair value of derivatives	(17,338,784)	-	(17,338,784)
Equity in earnings of unconsolidated subsidiary	-	(178,942)	(178,942)
Loss on financing settlements	(4,774,628)	-	(4,774,628)
Gain (loss) on disposal of membership interests and assets	19,457,104	-	19,457,104
Interest and other income	458,028	12,464	470,492

Total other income (expense)	$(15,955,343)	$(166,478)	$(16,121,821)

Revenue

The Company had gross revenues of $24,038,160 for the year ended December 31, 2022 as compared to $37,987,964 for the year ended December 31, 2021. The mix of revenues shifted significantly, from mainly oil and gas revenue in 2021 to primarily power generation revenues in 2022, reflecting the impact of oil and gas divestitures in late 2021 and 2022 and the inclusion of a full year of Simson-Maxwell revenue.

Expenses

The Company’s operating expenses decreased by $2,944,661 to $33,712,332 for the year ended December 31, 2022 from $36,656,993 for the year ended December 31, 2021. Lease operating costs, depreciation depletion and amortization, and accretion expense decreased significantly as a result of dispositions of oil and gas interests. This decrease was partially offset by increased cost of goods sold and general and administrative expenses, reflecting a full year of Simson-Maxwell results.

Income (Loss) from Operations

The Company generated a loss from operations of $(9,674,172) for the year ended December 31, 2022, as compared to income from operations of $1,330,971 for the year ended December 31, 2021, due to the reasons explained above.

Other Income and Expense

The Company recorded other income (expense) of $(7,684,087) for the year ended December 31, 2022 as compared to $(16,121,821) for the year ended December 31, 2021, a decrease of $8,437,734. This decrease was driven by lower interest expense, debt discount, loss on financing settlements and changes in fair value of derivatives, all of which were associated with the Company’s interests in Ichor and Elysium which were sold in October 2021. This was partially offset by a net loss on the disposition of Petrodome assets of $7.7M in 2022 as compared to a gain on the disposal of Ichor and Elysium of $19.5 million in 2021.

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

Consolidation of Variable Interest Entities

The Company consolidates the financial results of its subsidiaries, defined as entities in which the Company holds a controlling financial interest.

Several of the Company’s subsidiaries are considered to be Variable Interest Entities (“VIE’s”) which are defined as an entity for which any of the following conditions exist:

1.	The total equity is not sufficient to permit the entity to finance its activities without additional subordinated financial support.

2.	The equity holders as a group have one of the following four characteristics:

i.	Lack the power to direct activities that most significantly impact the entity’s economic performance.

ii.	Possess non-substantive voting rights.

iii.	Lack the obligation to absorb the entity’s expected losses.

iv.	Lack the right to receive the entity expected residual returns.

The Company consolidates the financial results of a VIE when it is determined that the Company is the primary beneficiary of the VIE.

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

With the acquisition of a 51% interest in Viking Ozone, Viking Sentinel and Viking Protection, as described in Note 7, the Company has aggregate intangible assets of $15,433,340. These assets have an indefinite life and are not being amortized.

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

For the year ended December 31, 2022, the Company determined that the value of the Simson-Maxwell brand and customer relationships were impaired and recorded an impairment charge of $367,907 and $83,865, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company, as a smaller reporting company (as defined by Rule 12b-2 of the Exchange Act), is not required to furnish information required by this item.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Notes thereto, for the years ended December 31, 2022 and 2021 and the report of Turner, Stone & Company, L.L.P. (“Turner”), our independent registered public accounting firm, are set forth on pages F-1 through F-39 of this Annual Report. The PCAOB ID for Turner, Stone & Company, L.L.P. is #76.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Viking Energy Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Viking Energy Group, Inc. as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Viking Energy Group, Inc. as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 3 to the financial statements, the entity has suffered recurring losses from operations and has a working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Viking Energy Group, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Viking Energy Group, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Intangible Assets

Critical Audit Matter Description

The impairment evaluation of long-lived assets is an assessment that begins with the Company’s monitoring of indicators of impairment on an individual asset basis, which the Company believes is the lowest level for which there are identifiable cash flows. The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. The Company performed a full quantitative impairment assessment as of December 31, 2022, for all intangible assets. When performing a quantitative impairment assessment, the Company estimates undiscounted cash flows at the asset level from continuing use through the remainder of the asset’s estimated useful life. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset with its estimated fair value. The Company applies significant judgment in estimating the fair value of its intangible assets, based on expected revenues, industry and business growth and expected residual cash flows at net present value. When the estimated fair value is determined to be lower than the carrying value of the asset group, the asset group is written down to its estimated fair value.

We identified the impairment of long-lived assets as a critical audit matter because of the significant judgment required by management to determine estimated expected revenues, growth and discounted cash flows. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s judgements and estimates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s model which included projected revenues based on forecasted growth rates and discounted cash flow analysis included the following, among others:

-	We evaluated management’s ability to forecast future theatre cash flows by evaluating management’s 2023 forecast of estimated future cash flows (“forecast”) assumptions including, but not limited to, the forecasted performance driven by expected industry receptivity, existing sales orders or outstanding bids, market share, and expected operating costs.

-	We reviewed the completeness and accuracy of the underlying data used in management’s forecast.

-	We tested the underlying source information where available and mathematical accuracy of the calculations.

/s/ Turner, Stone & Company, L.L.P.

We have served as Viking Energy Group, Inc.'s auditor since 2016.

Dallas, Texas

March 24, 2023

VIKING ENERGY GROUP, INC.

Consolidated Balance Sheets

	December 31,
	2022	2021

ASSETS
Current assets:
Cash	$3,239,349	$3,467,938
Accounts receivable, net	5,276,622	8,781,086
Inventory	10,276,662	5,490,435
Notes receivable	-	3,000,000
Prepaids and other current assets	158,107	1,065,967
Total current assets	18,950,740	21,805,426

Oil and gas properties, full cost method
Proved oil and gas properties, net	1,285,918	14,825,571
Total oil and gas properties, net	1,285,918	14,825,571

Fixed assets, net	1,716,200	1,487,012
Right of use assets, net	4,357,328	5,790,147
ESG Clean Energy license, net	4,577,131	4,885,825
Other intangibles - Simson Maxwell, net	3,254,600	3,874,117
Other intangibles - Variable Interest Entities	15,433,340	-
Due from related parties	327,132	4,835,153
Goodwill	-	252,290
Deposits and other assets	10,300	395,315
TOTAL ASSETS	$49,912,689	$58,150,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,905,247	$8,325,469
Accrued expenses and other current liabilities	1,248,301	1,600,209
Customer deposits	5,447,025	23,015
Due to Camber Energy, Inc.	6,572,300	4,100,000
Undistributed revenues and royalties	2,378,739	1,332,282
Current portion of operating lease liability	1,304,047	1,324,722
Due to related parties	629,073	4,870,020
Current portion of notes payable - related parties	56,916	64,418
Bank indebtedness - credit facility	3,111,350	-
Current portion of long-term debt - net of discount	637,335	8,430,318
Total current liabilities	25,290,333	30,070,453
Long term debt - net of current portion and debt discount	2,106,281	2,741,190
Notes payable - related parties - net of current portion	627,153	724,502
Operating lease liability, net of current portion	3,160,654	4,474,832
Contingent obligations	1,435,757	-
Asset retirement obligation	1,927,196	2,111,650
TOTAL LIABILITIES	34,547,374	40,122,627

Commitments and contingencies (Note 12)

STOCKHOLDERS’ EQUITY
Preferred stock Series C, $0.001 par value, 50,000 shares authorized, 28,092 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	28	28
Preferred stock Series E, $0.001 par value, 2,075 shares authorized, 475 and 0 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	5	-

Common stock, $0.001 par value, 500,000,000 shares authorized, 114,780,967 and 111,030,965 shares issued and outstanding as of December 31, 2022, and December 31, 2021, respectively.	114,781	111,031
Additional paid-in capital	127,687,341	120,246,224
Accumulated other comprehensive loss	(425,677)	(177,981)
Accumulated deficit	(122,187,673)	(106,760,344)
Parent’s stockholders’ equity in Viking	5,188,805	13,418,958
Non-controlling interest	10,176,510	4,609,271
TOTAL STOCKHOLDERS’ EQUITY	15,365,315	18,028,229
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,912,689	$58,150,856

The accompanying notes are an integral part of these consolidated financial statements.

VIKING ENERGY GROUP, INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2022	2021
Revenue
Power generation units and parts	$9,000,562	$1,607,077
Service and repairs	11,053,476	2,701,208
Oil and gas	3,984,122	33,679,679
Total revenue	24,038,160	37,987,964

Operating expenses
Cost of goods sold	13,627,457	3,003,044
Lease operating costs	1,633,765	15,878,437
General and administrative	14,830,317	8,121,519
Stock based compensation	1,614,334	1,738,145
Impairment of intangible assets	451,772	-
Depreciation, depletion & amortization	1,499,166	7,307,157
Accretion - asset retirement obligation	55,521	608,691
Total operating expenses	33,712,332	36,656,993

Income (loss) from operations	(9,674,172)	1,330,971

Other income (expense)
Interest expense	(638,346)	(10,053,014)
Amortization of debt discount	(99,695)	(3,704,049)
Change in fair value of derivatives	-	(17,338,784)
Equity in earnings of unconsolidated subsidiary	-	(178,942)
Loss on financing settlements	-	(4,774,628)
(Loss) gain on disposal of membership interests and assets	(7,747,347)	19,457,104
Interest and other income	801,301	470,492
Total other expense, net	(7,684,087)	(16,121,821)

Net loss before income taxes	(17,358,259)	(14,790,850)
Income tax benefit (expense)	-	-
Net loss	(17,358,259)	(14,790,850)
Net loss attributable to non-controlling interest	(1,930,930)	305,003
Net loss attributable to Viking Energy Group, Inc.	$(15,427,329)	$(14,485,847)

Loss per common share, basic and diluted	$(0.13)	$(0.18)
Weighted average number of common shares outstanding, basic and diluted	114,564,070	82,228,404

The accompanying notes are an integral part of these consolidated financial statements.

VIKING ENERGY GROUP, INC.

Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2022	2021

Net loss	$(17,358,259)	$(14,790,850)
Foreign currency translation adjustment	(247,696)	(177,981)

Total comprehensive loss	(17,605,955)	(14,968,831)

Less comprehensive loss attributable to non-controlling interest
Loss attributable to non-controlling interest	(1,930,930)	(305,003)
Foreign currency translation adjustment attributable to non-controlling interest	(97,840)	(70,302)

Comprehensive loss attributable to non-controlling interest	(2,028,770)	(375,305)

Comprehensive loss attributable to Viking	$(15,577,185)	$(14,593,526)

The accompanying notes are an integral part of these consolidated financial statements.

VIKING ENERGY GROUP, INC.

Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(17,358,259)	$(14,790,850)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of derivative liability	-	17,338,784
Stock-based compensation	1,614,334	1,738,145
Impairment of intangible assets	451,772	-
Depreciation, depletion and amortization	1,499,166	7,307,157
Accretion - asset retirement obligation	55,521	608,691
Amortization of right-of-use assets	21,326	3,950
Loss on financing settlement	-	4,774,628
PPP loan forgiveness	-	(149,600)
Equity in earnings of unconsolidated entity	-	178,942
Loss (gain) on disposal of membership interests and assets	8,963,372	(19,457,104)
Foreign currency translation adjustment	(247,696)	(177,981)
Amortization of debt discount	99,695	3,704,049
Changes in operating assets and liabilities, net of effects of business combination during the year
Accounts receivable	3,504,464	(9,892,063)
Prepaid expenses and other assets	456,745	58,196
Inventory	(4,786,227)	329,177
Accounts payable	(4,420,222)	5,202,065
Accrued expenses and other current liabilities	(351,908)	950,387
Related party payables	267,074	(774,983)
Customer deposits	5,424,010	-
Undistributed revenues and royalties	1,046,457	1,048,933
Net cash used in operating activities	(3,760,376)	(1,999,477)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	3,590,000	950,613
Investment in and acquisition of oil and gas properties	(9,813)	(1,575,810)
Acquisition of fixed assets	(75,923)	(6,024)
Proceeds from sale of fixed assets	76,311	-
Payments for ESG Clean Energy license	-	(2,000,000)
Acquisition of Simson-Maxwell	-	(7,958,159)
Repayment (purchase) of notes receivable	3,000,000	(3,000,000)
Cash received from acquisition of Simson-Maxwell	-	5,668,384
Net cash provided by (used in) investing activities	6,580,575	(7,920,996)

Cash flows from financing activities:
Repayment of long-term debt	(8,632,438)	(5,543,157)
Proceeds from sale of stock to Camber Energy, Inc.	-	11,000,000
Proceeds from non-interest bearing advances from Camber	2,472,300	4,100,000
Advances (repayments) of Simson Maxwell bank credit facility	3,111,350	(4,007,971)
Net cash provided by (used in) financing activities	(3,048,788)	5,548,872

Net decrease in cash	(228,589)	(4,371,601)
Cash, beginning of year	3,467,938	7,839,539
Cash, end of year	$3,239,349	$3,467,938

Cash paid for interest	$624,723	$9,559,659
Cash paid for taxes	$-	$-
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Recognition of right-of-use asset and lease liability	-	5,845,810
Amortization of right-of-use asset and lease liability	1,272,484	215,998
Issuance of shares for purchase of ESG License	-	2,750,000
Issuance of shares for purchase of VIE interests	2,250,000	-
Issuance of preferred shares for purchase of VIE interests	4,750,000	-
Contingent obligation associated with acquisition of VIE interests	1,435,757
Issuance of shares for services	-	1,220,023
Issuance of warrants for services	778,204	166,753
Issuance of shares in debt conversion	-	7,762,997
Issuance of shares as discount on debt		141,321
Issuance of shares as reduction of debt and accrued expenses	-	18,900,000
Issuance of shares for prepaid services	-	1,187,500

The accompanying notes are an integral part of these consolidated financial statements.

VIKING ENERGY GROUP, INC.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Preferred Stock		Preferred Stock
	Series C		Series E		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	(Accumulated	Noncontrolling	Total Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Capital	(Loss)	Deficit)	Interest	Equity

Balances at December 31, 2020	28,092	$28	-	$-	51,494,956	$51,495	$75,920,811	$-	$(92,274,497)	$-	$(16,302,163)

Rounding due to reverse split	-	-	-	-	1,770	2	-	-	-	-	2
Shares issued for services	-	-	-	-	1,722,510	1,722	1,218,301	-	-	-	1,220,023
Shares issued as payment for ESG Clean Energy license	-	-	-	-	6,942,691	6,943	2,743,057	-	-	-	2,750,000
Warrants issued for services	-	-	-	-	-	-	166,753	-	-	-	166,753
Shares issued as debt discount	-	-	-	-	169,336	169	141,152	-	-	-	141,321
Shares issued for sale of stock to Camber Energy, Inc.	-	-	-	-	27,500,000	27,500	10,972,500	-	-	-	11,000,000
Shares issued as reduction of debt and accrued expenses	-	-	-	-	16,153,846	16,154	19,605,846	-	-	-	19,622,000
Shares issued in conversion of debt	-	-	-	-	5,237,871	5,238	7,757,759	-	-	-	7,762,997
Shares issued for prepaid services	-	-	-	-	950,000	950	1,186,550	-	-	-	1,187,500
Shares issued to purchase notes receivable	-	-	-	-	857,985	858	533,495	-	-	-	534,353
Foreign currency translation adjustment	-	-	-	-	-	-	-	(177,981)	-	-	(177,981)
Acquisition of Simson-Maxwell Ltd.	-	-	-	-	-	-	-	-	-	4,914,274	4,914,274
Net loss	-	-	-	-	-	-	-	-	(14,485,847)	(305,003)	(14,790,850)

Balances at December 31 2021	28,092	$28	-	$-	111,030,965	$111,031	$120,246,224	$(177,981)	$(106,760,344)	$4,609,271	$18,028,229

Rounding difference	-	-	-	-	2	-	-	-	-	-	-
Shares issued in acquisition of membership interests of Viking Ozone LLC	-	-	-	-	3,333,333	3,333	1,996,667	-	-	2,420,189	4,420,189
Shares issued in acquisition of membership interests of Viking Sentinel LLC	-	-	-	-	416,667	417	232,917	-	-	224,184	457,518
Shares issued in acquisition of membership interests of Viking Protection LLC	-	-	475	5	-	-	4,433,329	-	-	4,686,542	9,119,876
Adjustment to acquisition of Simson-Maxwell Ltd.	-	-	-	-	-	-	-	-	-	167,254	167,254
Warrants issued for services	-	-	-	-	-	-	778,204	-	-	-	778,204
Foreign currency translation adjustment	-	-	-	-	-	-	-	(247,696)	-	-	(247,696)
Net loss	-	-	-	-	-	-	-	-	(15,427,329)	(1,930,930)	(17,358,259)

Balances at December 31, 2022	28,092	$28	475	$5	114,780,967	$114,781	$127,687,341	$(425,677)	$(122,187,673)	$10,176,510	$15,365,315

The accompanying notes are an integral part of these consolidated financial statements.

VIKING ENERGY GROUP, INC.

Notes to Consolidated Financial Statements

Note 1 Relationship with and Ownership by Camber Energy, Inc.

On December 23, 2020 Camber Energy, Inc. (“Camber”) acquired a 51% interest in Viking Energy Group, Inc. (“Viking” or the “Company”). On January 8, 2021 and July 29, 2021, Camber acquired additional interests in the Company resulting in Camber owning approximately 62% of the outstanding common shares of the Company after the January transaction and approximately 73% of the outstanding common shares of the Company after the July transaction. As a result of subsequent issuances of the Company’s common shares, Camber’s ownership interest is approximately 61% as of December 31, 2022. The December 2020, January 2021 and July 2021 transactions, along with a new merger agreement executed by Viking and Camber in February 2021 are described further below.

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

The Merger Agreement provides, among other things, that effective as of the Effective Time, James A. Doris, the current Chief Executive Officer of both the Company and Camber, shall serve as President and Chief Executive Officer of the resulting merged entity (the "Combined Company") following the Effective Time. The Merger Agreement provides that, as of the Effective Time, the Combined Company will have its headquarters in Houston, Texas.

The Merger Agreement also provides that, during the period from the date of the Merger Agreement until the Effective Time, each of Camber and Company will be subject to certain restrictions on its ability to solicit alternative acquisition proposals from third parties, to provide non-public information to third parties and to engage in discussions with third parties regarding alternative acquisition proposals, subject to customary exceptions. The Company is required to hold a meeting of its stockholders to vote upon the adoption of the Merger Agreement and, subject to certain exceptions, to recommend that its stockholders vote to adopt the Merger Agreement. Camber is required to hold a meeting of its stockholders to approve the issuance of Viking Common Stock and Viking Preferred Stock in connection with the Merger (the “Share Issuance”).

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

The Merger Agreement can be terminated (i) at any time with the mutual consent of the parties; (ii) by either Camber or Company if any governmental consent or approval required for closing is not obtained, or any governmental entity issues a final non-appealable order or similar decree preventing the Merger; (iii) by either Company or Camber if the Merger shall not have been consummated on or before August 1, 2021; (iv) by Camber or Company, upon the breach by the other of a term of the Merger, which is not cured within 30 days of the date of written notice thereof by the other; (v) by Camber if Company is unable to obtain the affirmative vote of its stockholders for approval of the Merger; (vi) by Company if Camber is unable to obtain the affirmative vote of its stockholders required pursuant to the terms of the Merger Agreement; and (vii) by Company or Camber if there is a willful breach of the Merger Agreement by the other party thereto. The Merger Agreement contains customary obligations of the parties and representations and warranties.

As of March 24, 2023, neither the Company nor Camber had advised of its intention to terminate the Merger Agreement. However, given the lapse of time since the date of the Merger Agreement, the Company believes it is reasonably likely that certain terms would need to be modified by the parties in order for the parties to proceed with the Merger.

On or about March 14, 2023, the Company’s Board of Directors resolved to enter into negotiations with Camber to modify certain terms of the Merger and to re-engage a valuation firm in connection with securing a fairness opinion or any other valuation report, analyses or presentations that might be necessary or appropriate regarding the Merger. As of March 24, 2023, the Company had not determined the revised terms upon which it would be prepared to proceed with the Merger. Any modifications to the terms and conditions of the Merger Agreement would be subject to the written agreement of both the Company and Camber, and there is no assurance that the Company and Camber will agree on any such proposed modifications. Moreover, the satisfaction of conditions, whether existing or new, may be outside of the Company’s control.

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

The Notes have the following terms: (i) Maturity Date of January 1, 2027; and (ii) interest rate equal to the WSJ Prime Rate in effect at December 24, 2021, being 3.25%, per annum, payable at Maturity, except if Camber is noted in default in which case, at the option of the lender, the principal and interest are due immediately and the interest rate increases to the maximum rate allowed under the laws of Texas.

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

Note 2 Company Overview and Operations

Viking Energy Group, Inc. (“Viking”, the “Company”, “we”, “us” or “our”) is a growth-oriented diversified energy company. Through various majority-owned subsidiaries, Viking provides custom energy and power solutions to commercial and industrial clients in North America and owns interests in producing oil assets in Kansas. The Company also (i) holds an exclusive license in Canada to a patented carbon-capture system; and (ii) owns a majority interest in (a) an entity with intellectual property rights to a fully developed, patented, proprietary medical & biohazard waste treatment system using ozone technology; and (b) entities with intellectual property rights to fully developed, patent pending, proprietary electric transmission and open conductor detection systems. The Company is also exploring other renewable energy-related opportunities and/or technologies, which are currently generating revenue, or have a reasonable prospect of generating revenue within a reasonable period of time.

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

Medical Waste Disposal System Using Ozone Technology:

In January 2022, the Company acquired a 51% interest in Viking Ozone Technology, LLC (“Viking Ozone”), which owns the intellectual property rights to a patented (i.e., US Utility Patent No. 11,565,289), proprietary medical and biohazard waste treatment system using ozone technology. Simson-Maxwell has been designated the exclusive worldwide manufacturer and vendor of this system. The technology is designed to be a sustainable alternative to incineration, chemical, autoclave and heat treatment of bio-hazardous waste, and for the treated waste to be classified as renewable fuel for waste-to-energy (“WTE”) facilities in many locations around the world.

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

Additionally, in July 2022, the Company received an unanticipated refund of a $1,200,000 performance bond as a result of Petrodome ceasing to operate certain assets in the State of Louisiana. The gain from this refund has been included in the “loss on disposal of membership interests and assets” in the accompanying Consolidated Statement of Operations.

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

Note 3 Going Concern

The Company’s consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $(15,427,329) for the year ended December 31, 2022, as compared to a net loss of $(14,485,847) for the year ended December 31, 2021. The loss for the year ended December 31, 2022 was comprised of, among other things, certain non-cash items, including: (i) stock-based compensation of $1,614,334; (ii) accretion of asset retirement obligation of $55,521; (iii) depreciation, depletion & amortization of $1,499,166; (iv) bad debt expense of $1,133,685; (v) amortization of debt discount of $99,695; (vi) impairment of intangible assets of $451,772;  and, (vii) loss on sale of oil and gas assets of $8,961,705.

As of December 31, 2022, the Company has a stockholders’ equity of $15,365,315 and total long-term debt of $2,743,616 As of December 31, 2022, the Company has a working capital deficiency of approximately $6,339,593. The largest components of current liabilities creating this working capital deficiency are (i) accounts payable of approximately $4.0 million; (ii) a revolving credit facility with a balance of approximately $3.1 million; (iii) customer deposits of $5.4 million; and (iv) an amount due for non-interest-bearing loans from Camber Energy, Inc. in the amount of $6.6 million with no stipulated repayment terms.

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

Note 4  Summary of Significant Accounting Policies

a) Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for consolidated financial information and with the instructions to Form 10-K as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, these consolidated financial statements include all of the disclosures required by U.S. GAAP for complete consolidated financial statements.

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

In January 2022, the Company acquired a 51% ownership interest Viking Ozone, and in February 2022, the Company acquired a 51% ownership interest in both Viking Sentinel and Viking Protection. These entities were formed to facilitate the monetization of acquired intellectual properties (see Note 7). These entities are variable interest entities in which the Company owns a controlling financial interest; consequently, these entities are also consolidated.

All significant intercompany transactions and balances have been eliminated.

c) Foreign Currency

Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations and cash flows of businesses conducted in foreign currency are translated using the average exchange rates throughout the year. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a component of shareholders’ equity in accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions have been insignificant.

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

e) Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investment securities that have original maturities of three months or less. Accounts at banks in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, while accounts at banks in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to CAD $100,000. At December 31, 2022 and 2021, the Company had approximately $2,954,000 and $2,246,000 in excess of the FDIC and CDIC insured limits, respectively.

f) Accounts Receivable

Accounts receivable for the Company’s oil and gas operations consist of purchaser receivables and joint interest billing receivables. The Company evaluates these accounts receivable for collectability and, when necessary, records allowances for expected unrecoverable amounts. During the year ended December 31, 2022, the Company determined that the collectability of certain accounts receivable balances associated with the disposals of Ichor, Elysium and Petrodome, as described in Note 2, were not collectable and should be written off. The amount written off to bad debt expense for the year ended December 31, 2022, net of recovery of allowance for doubtful accounts, was $1,133,685. The Company has recorded an allowance for doubtful accounts on oil and gas accounts of $nil at December 31, 2022 and $754,472 at December 31, 2021.

The Company extends credit to its power generation customers in the normal course of business. The Company performs ongoing credit evaluations and generally does not require collateral. Payment terms are generally 30 days. The Company carries its trade accounts receivable at invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based upon management’s estimates that include a review of the history of past write-offs and collections and an analysis of current credit conditions. As of December  31, 2022, the Company established a reserve for doubtful power generation accounts of $nil. The Company does not accrue interest on past due accounts receivable.

g) Inventory

Inventories are stated at the lower of cost or net realizable value, and consist of parts, equipment and work in process. Work-in-process and finished goods included the cost of materials, direct labor and overhead. At the closing of each reporting period, the Company evaluates its inventory in order to adjust the inventory balance for obsolete and slow-moving items.

Inventory consisted of the following at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Units and work in process	$8,749,903	$4,125,451
Parts	2,791,626	2,920,045
	11,541,529	7,045,496
Reserve for obsolescence	(1,264,867)	(1,555,061)
	$10,276,662	$5,490,435

h) Notes Receivable

Notes receivable consisted of secured promissory notes due from New Rise Processing Reno, LLC. The notes were secured by a 20% membership interest in RESC /Renewable Holdings, LLC, and bore interest at a rate of 10.4% per annum and with a maturity date of June 30, 2022. The Notes were repaid in full in June 2022.

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

On October 18, 2021, the shareholder agreement was amended, resulting in Viking obtaining control over Simson-Maxwell. As a result, commencing with the date of the amendment, the Company has included Simson-Maxwell in its consolidation.

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

q) Intangible Assets

Intangible assets include amounts related to the Company’s license agreement with ESG Clean Energy, LLC, and its investments in Viking Ozone, LLC, Viking Protection Systems, LLC and Viking Sentinel, LLC. Additionally, as part of the acquisition of Simson-Maxwell, the Company identified intangible assets consisting of Simson-Maxwell’s customer relationships and its brand. These intangible assets are described in detail in Note 7.

The intangible assets related to the ESG Clean Energy license and the Simson-Maxwell customer relationships are being amortized on a straight-line basis over 16 years (the remaining life of the related patents) and 10 years, respectively. The other intangible assets are not amortized.

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

r) Income (loss) per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding and adjusted by any effects of warrants and options outstanding during the period, if dilutive. For the twelve months ended December 31, 2022 and 2021, there were approximately 17,204,020 and 9,501,305, respectively, common stock equivalents that were omitted from the calculation of diluted income per share as they were anti-dilutive.

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

The following table disaggregates the Company’s revenue by source for the years ended December 31, 2022 and 2021:

	Years Ended
	December 31,
	2022	2021
Oil	$2,254,134	$25,182,558
Natural gas and natural gas liquids	978,970	13,995,997
Settlement on hedge contracts	-	(6,896,901)
Well operations	751,018	1,398,025
	$3,984,122	$33,679,679

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

2.

Parts Revenue- Simpson Maxwell sells spare parts and replacement parts to its customers. Simson-Maxwell is an authorized parts distributor for a number of national and international power generation manufacturers. The Company considers the purchase orders for parts, which in some cases are governed by master sales agreements, to be the contracts with the customers. For each contract, the Company considers the commitment to transfer products, each of which is distinct, to be the identified performance obligations. Revenue is measured as the amount of consideration the Company expects to be entitled in exchange for the transfer of product, which is generally the price stated in the contract specific for each item sold, adjusted for the value of expected returns. Sales, use, value add and other similar taxes assessed by governmental authorities and collected concurrent with revenue-producing activities are excluded from revenue. Simson-Maxwell has elected to recognize the cost for freight activities when control of the product has transferred to the customer as an expense within cost of goods sold in the consolidated statements of operations. Parts revenues are recognized at the point in time when control of the product is transferred to the customer, which typically occurs upon shipment or delivery to the customer.

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

The following table disaggregates Simson-Maxwell’s revenue by source for the twelve months ended December 31, 2022 and the period October 18, 2021 (the date the Company obtained control) to December 31, 2021:

		October 18 to
	December 31, 2022	December 31, 2021
Power generation units	$4,901,791	$931,932
Parts	4,098,771	675,145
Total units and parts	9,000,562	1,607,077
Service and repairs	11,053,476	2,701,208
	$20,054,038	$4,308,285

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

The following table represents stock warrant activity as of and for the year ended December 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding - December 31, 2021	7,306,854	0.81	3.90 years	-
Granted	2,320,000	0.02	4.49 years	-
Exercised	-	-	-	-
Forfeited/expired/cancelled	(367,593)	-	-	-

Warrants Outstanding - December 31, 2022	9,259,261	$0.62	4.03 years	$-

Outstanding Exercisable - December 31, 2022	9,259,261	$0.62	4.03 years	$-

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset’s expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the years ended December 31, 2022 and 2021.

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

The following table describes the changes in the Company’s asset retirement obligations for the years ended December 31, 2022 and 2021:

	Years Ended
	December 31,
	2022	2021
Asset retirement obligation - beginning	$2,111,650	$6,164,231
Oil and gas purchases	-	-
Revisions	-	-
Disposals and settlements	(239,975)	(4,661,272)
Accretion expense	55,521	608,691
Asset retirement obligation - ending	$1,927,196	$2,111,650

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

The total value of the consideration given was determined as follows:

Cash consideration - August 6, 2021	$7,958,159
Equity in earnings (losses) through October 18, 2021	(178,942)

Total value of consideration given - October 18, 2021	$7,779,217

The  fair values of assets acquired and liabilities assumed in connection with this acquisition are as follows:

Total Purchase Price	$7,779,217

Fair Value of Assets and Liabilities including the recognition of a 39.5% noncontrolling interest
Cash	$5,668,384
Accounts receivable	7,559,748
Inventory	5,819,612
Prepaid expenses	288,032
Fixed assets	1,816,730
Identifiable intangible assets	3,908,126
Accounts payable	(5,475,967)
Accrued expenses and other liabilities	(948,669)
Bank credit facility	(4,007,971)
Related party liabilities - net	(422,682)
Promissory notes payable	(1,344,599)
Noncontrolling interest recognized at fair value acquisition	(5,081,527)
Total fair value of acquisition	7,779,217

Note 6. Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification and geographical cost center for the year ended December 31, 2022:

	December 31,			December 31,
	2021	Adjustments	Impairments	2022
Proved developed producing oil and gas properties
United States cost center	$17,416,106	$(13,543,618)	$-	$3,872,488
Accumulated depreciation, depletion and amortization	(10,806,908)	8,003,533	-	(2,803,375	) )
Proved developed producing oil and gas properties, net	$6,609,198	$(5,540,085)	$-	$1,069,113

Undeveloped and non-producing oil and gas properties
United States cost center	22,082,329	(21,297,027)	-	785,302
Accumulated depreciation, depletion and amortization	(13,865,956)	1,3297,459	-	(568,497)
Undeveloped and non-producing oil and gas properties, net	$8,216,373	$(7,999,568)	$-	$216,805
Total Oil and Gas Properties, Net	$14,825,571	$(13,539,653)	$-	$1,285,918

The following table summarizes the Company’s oil and gas activities by classification and geographical cost center for the year ended December 31, 2021:

	December 31,			December 31,
	2020	Adjustments	Impairments	2021
Proved developed producing oil and gas properties
United States cost center	$81,352,074	$(63,935,968)	$-	$17,416,106
Accumulated depreciation, depletion and amortization	(16,648,321)	5,841,413	-	(10,806,908)
Proved developed producing oil and gas properties, net	$64,703,753	$(58,094,555)	$-	$6,609,198

Undeveloped and non-producing oil and gas properties
United States cost center	47,209,269	(25,126,940)	-	22,082,329
Accumulated depreciation, depletion and amortization	(9,756,586)	(4,109,370)	-	(13,865,956)
Undeveloped and non-producing oil and gas properties, net	$37,452,683	$(29,236,310)	$-	$8,216,373
Total Oil and Gas Properties, Net	$102,156,436	$(87,330,865)	$-	$14,825,571

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

In consideration of the licenses, the Company paid an up-front royalty of $1,500,000 and the Company was obligated to make additional royalty payments as follows: (i) an additional $1,500,000 on or before January 31, 2022, which may be paid in whole or in part in the form of Viking’s common stock based on the price of Viking’s common stock on August 18, 2021, at ESG’s election; (ii) an additional $2,000,000 on or before April 20, 2022, which may be paid in whole or in part in the form of Viking’s common stock based on the price of Viking’s common stock on August 18, 2021, at ESG’s election; and (iii) continuing royalties of not more than 15% of the net revenues of Viking generated using the intellectual property, with the continuing royalty percentage to be jointly determined by the parties collaboratively based on the parties’ development of realistic cashflow models resulting from initial projects utilizing the intellectual property, and with the parties utilizing mediation if they cannot jointly agree to the continuing royalty percentage.

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

The Company's management believes that the Trigger Date could occur as early as the third quarter of 2023 but there is no assurance that it will occur at that or any time.

If the continuing royalty percentage is adjusted jointly by the parties downward from the maximum of 15%, then the minimum continuing royalty payments for any given year from the Trigger Date shall also be adjusted downward proportionally.

The Company recognized amortization expense of $308,694 for the year ended December 31, 2022. The estimated future amortization expense for each of the next five years is $304,465 per year.

The ESG Clean Energy intangible asset consisted of the following at December 31, 2022 and 2021:

	Years Ended
	December 31,
	2022	2021
ESG Clean Energy License	$5,000,000	$5,000,000
Accumulated amortization	(422,869)	(114,175)
	$4,577,131	$4,885,825

Simson-Maxwell - Customer Relationships and Brand

On October 18, 2021, the Company completed the acquisition of Simson-Maxwell, and allocated a portion of the purchase price to Customer Relationships with a fair value of $1,677,453 and an estimated useful life of 10 years, and the Simmax Brand with a fair value of $2,230,673 and an indefinite useful life.

The Company recognized amortization expense for the Customer Relationship intangible of $167,745 for the year ended December 31, 2022. The estimated future amortization expense for each of the next five years is $167,745 per year.

The Company periodically reviews the fair value of the Customer Relationships and Brand to determine if an impairment charge should be recognized. For the year ended December 31, 2022 the Company recorded an impairment charge of $83,865 and $367,907, respectively, related to these assets.

The Other intangibles - Simson-Maxwell consisted of the following at December 31, 2022 and December 31, 2021:

	Years Ended
	December 31,
	2022	2021
Simmax Brand	$2,230,673	$2,230,673
Customer Relationships	1,677,453	1,677,453
Impairment of intangible assets	(451,772)	-
Accumulated amortization	(201,754)	(34,009)
	$3,254,600	$3,874,117

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

Note 8. Related Party Transactions

The Company’s CEO and director, James Doris, renders professional services to the Company through AGD Advisory Group, Inc., an affiliate of Mr. Doris’s. During each of the years ended December 31, 2022 and 2021, the Company paid or accrued $360,000 in fees to AGD Advisory Group, Inc. As of  December 31, 2022 and 2021, the total amount due to AGD Advisory Group, Inc. was $370,000 and $270,000, respectively, and is included in accounts payable.

The Company’s CFO, John McVicar, renders professional services to the Company through 1508586 Alberta Ltd., an affiliate of Mr. McVicar’s. During the year ended December 31, 2022, the Company paid or accrued $140,000 in fees to 1508586 Alberta Ltd. There were no amounts due to 1508586 Alberta Ltd. at December 31, 2022.

The Company’s former CFO, Frank W. Barker, Jr., rendered professional services to the Company through FWB Consulting, Inc., an affiliate of Mr. Barker’s. During the years ended December 31, 2022 and 2021, the Company paid or accrued $130,000 and $120,000, respectively, in fees to FWB Consulting, Inc. As of December 31, 2022 and 2021, the total amount due to FWB Consulting, Inc. was $nil and $341,968, respectively, and is included in accounts payable.

Due to Camber Energy, Inc.

During 2022 and 2021, Camber Energy, Inc. made various cash advances to the Company.  The advances are non-interest bearing and stipulate no repayment terms or restrictions.  Camber owns 63% of the Company but does not have a controlling financial interest.  As of December 31, 2022 and 2021, the amounts due to Camber aggregated $6,572,300 and $4,100,000, respectively.

Simson-Maxwell

At the time of acquisition, Simson-Maxwell had several amounts due to/due from related parties and notes payable to certain employees, officers, family members and entities owned or controlled by such individuals. The Company assumed these balances and loan agreements in connection with the acquisition.

The balance of amounts due to and due from related parties as of December 31, 2022 and 2021 are as follows:

Related Party	Due from related party	Due to related party	Net due (to) from
December 31, 2022
Simmax Corp. & majority owner	$327,132	$(629,073)	$(301,941)
Adco Power Ltd.	-	-	-
	$327,132	$(629,073)	$301,941)

December 31, 2021
Simmax Corp. & majority owner	$1,913,786	$(1,858,405)	$55,381
Adco Power Ltd.	2,921,367	(3,011,615)	(90,248)
	$4,835,153	$(4,870,020)	$(34,867)

Simmax Corp. owns a 17% non-controlling interest in Simson-Maxwell and is majority owned by a Director of Simson-Maxwell. Adco Power Ltd., an industrial, electrical and mechanical construction company, is a wholly owned subsidiary of Simmax Corp., and conducts business with Simson-Maxwell.

During the year ended December 31, 2022, Simson-Maxwell recorded sales to and purchases from Adco Power Ltd. in the amount of $293,497 and $109,278, respectively. For the period October 18 to December 31, 2021, Simson-Maxwell recorded sales to and purchases from Adco Power Ltd. in the amount of $28,900 and nil, respectively.

The notes payable to related parties as of December 31, 2022 and 2021 are as follows:

	December 31,	December 31,
	2022	2021

Total notes payable to related parties	$684,069	$788,920
Less current portion of notes payable - related parties	(56,916)	(64,418)
Notes payable - related parties, net of current portion	$627,153	$724,502

Note 9. Noncontrolling Interest

As described in Note 5, on October 18, 2021, the Company acquired 60.5% of Simson-Maxwell. At the time of the acquisition, the fair value of the noncontrolling interest was independently determined by a valuation specialist.

The following discloses the effects of changes in the Company’s ownership interest in Simson-Maxwell, and on the Company’s equity for the year ended December 31, 2022:

Noncontrolling interest - January 1, 2022	$4,609,271

Transfers to the noncontrolling interest
Recognition of noncontrolling interest at fair value	167,254

Net loss attributable to noncontrolling interest	(1,762,529)

Noncontrolling interest - December 31, 2022	$3,013,996

As described in Note 7, during January and February 2022, the Company acquired a 51% interest in Viking Ozone, Viking Sentinel and Viking Protection, all of which have been identified as variable interest entities.

The following discloses the effects of the Company’s ownership interest in these three entities in the aggregate, and on the Company’s equity for the year ended December 31, 2022:

Noncontrolling interest - January 1, 2022	$-

Transfers to the noncontrolling interest
Recognition of noncontrolling interest at fair value	7,330,915

Net loss attributable to noncontrolling interest	(168,401)

Noncontrolling interest - December 31, 2022	$7,162,514

Note 10. Equity

The Company is authorized to issue 5,000,000 shares of Preferred Stock, par value $0.001 per share (the “Preferred Stock”).

Preferred Stock - Series C

The Company has designated 50,000 preferred shares as Series C Preferred Stock (the “Series C Preferred Stock”). As of December 31, 2022 there were 28,092 shares of Series C Preferred Stock issued and outstanding, all of which are held by the Company’s CEO, James Doris. Pursuant to the Certification of Designation of the Series C Preferred Stock, as amended (and pursuant to a Certificate of Correction to the Certificate of Designation of the Series C Preferred Stock filed with the State of Nevada on or about January 20, 2022), (i) the holders of the Series C Preferred Stock have no voting rights until the later of July 1, 2022, or the date on which Camber is no longer entitled to own at least 51% of the outstanding shares of Viking’s common stock (the “Voting Trigger Date”); and (ii) each share of Series C Preferred Stock is only convertible into one share of common stock, except that upon any business combination of Viking and Camber whereby Camber acquires substantially all of the outstanding assets or common stock of Viking (a “Combination”), the Series C Preferred Stock would convert into the greater of (A) 25,000,000 common shares of Camber (or a number of preferred shares of Camber convertible into that number of common shares of Camber), or (B) that number of common shares of Camber that 25,000,000 shares of Viking common stock at that time would be convertible or exchange into in the Combination (or a number of preferred shares of Camber convertible into such number of common shares of Camber). After the Voting Trigger Date, which has now passed, each share of Series C Preferred Stock entitles the holder thereof to 37,500 votes on all matters submitted to the vote of the stockholders of the Company.

Preferred Stock - Series E

On February 14, 2022, the Company filed an amendment to its Articles of Incorporation to designate 2,075 of its authorized preferred shares as Series E Convertible Preferred Stock (the “Series E Preferred Stock”), with a par value of $0.001 per share and a stated value equal to $10,000. The holders of the Series E Preferred Stock have voting rights equal to one vote per share. Each share of the Series E Preferred Stock is convertible, at any time after the date of issuance at various conversion prices and subject to certain milestone achievements associated with the acquisition of 51% of Viking Protection as described in Note 8. As of December 31, 2022 there were 475 shares of Series E Preferred Stock issued and outstanding.

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

During the year ended December 31, 2022, the Company issued shares of its common stock as follows:

•	3,333,333 shares of common stock issued for purchase of VIE interest valued at fair value on the date of the transactions, totaling $2,000,000.

•	416,667 shares of common stock issued for purchase of VIE interest valued at fair value on the date of the transaction totaling $250,000.

During the year ended December 31, 2021, the Company issued shares of its common stock as follows:

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

F-31

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

Note 11. Long-Term Debt and Other Short-Term Borrowings

Long term debt and other short-term borrowings consisted of the following at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021

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

On July 24, 2019, the Company through its wholly owned subsidiary, Mid-Con Petroleum, LLC, executed a promissory note payable to Cornerstone Bank in the amount of $2,241,758, bearing interest at 6%, payable interest only through July 24, 2021, then on August 24, 2021, payable in monthly installments of principal and interest of $43,438, with a final payment due on a maturity date of July 24, 2025. The note is secured by a first mortgage on all of the assets of Mid-Con Petroleum, LLC and a guarantee of payment by Viking. The balance shown is net of unamortized discount of $12,224 at December 31, 2022 and $16,991 at December 31, 2021.

	1,766,422	2,160,523

On July 24, 2019, the Company through its wholly owned subsidiary, Mid-Con Drilling, LLC, executed a promissory note payable to Cornerstone Bank in the amount of $1,109,341, bearing interest at 6%, payable interest only through July 24, 2021, then on August 24, 2021, payable in monthly installments of principal and interest of $21,495, with a final payment due on a maturity date of July 24, 2025. The note is secured by a first mortgage on all of the assets of Mid-Con Drilling, LLC and a guarantee of payment by Viking. The balance shown is net of unamortized discount of $12,190 at December 31, 2022 and $16,944 at December 31, 2021.

	813,571	1,009,427

On or about February 18, 2020, the Company commenced an offering of securities consisting of a subordinated, secured, convertible debt instrument with equity features. The notes bear interest at 12%, payable quarterly, contain a conversion entitlement to convert all or a portion of the amount outstanding into common shares of the Company at $1.35 per share, and provide for the issuance of 16,667 common shares of the Company for every $100,000 exchanged or advanced. As security, the holders received, pari passu with all other holders, a pledge of the Company’s membership interest in Elysium, and, as soon as the Company’s obligations to EMC Capital Partners, LLC were satisfied, a pledge of the Company’s membership interest in Ichor. These security interests were released by the collateral agent at the time of the transfer of the membership interests as described in Note 2. Any unpaid principal and interest are due on the extended maturity date of August 11, 2022. During September 2021, the Company offered the noteholders an amended conversion price under these notes of $0.75 per share for conversions prior to October 31, 2021; $1.00 per share for conversions prior to November 30, 2021; $1.10 per share for conversions prior to December 31, 2021; $1.20 per share for conversions prior to January 31, 2022; and back to $1.35 for any conversions thereafter. During September 2021, noteholders converted debt aggregating $1,952,354 into 2,603,139 shares of common stock valued at $3,800,164 pursuant to the amended conversion prices. The balance shown is net of unamortized discount of $nil and $90,175 as of December 31, 2022 and 2021, respectively. The balance of the notes was paid in full on August 8, 2022.

	-	2,684,425

On July 1, 2020, the Company received a loan of $150,000 from the U.S. Small Business Administration. The loan bears interest at 3.75% and matures on July 28, 2050. The loan is payable in monthly installments of $731 with the remaining principal and accrued interest due at maturity. Installment payments were originally due to start 12 months from the date of the note but the date was extended by the SBA to January 2023. The balance includes accrued interest of $13,623 and nil at December 31, 2022 and 2021, respectively.	163,623	150,000

Total long-term debt	2,743,616	11,171,508
Less current portion and debt discount	(637,335)	(8,430,318)
	$2,106,281	$2,741,190

Principal maturities of long-term debt for the next five years and thereafter are as follows:

Years ended December 31,
	Principal	Unamortized Discount	Net
2023	$646,725	$(9,390)	$637,335
2024	682,805	(9,390)	673,415
2025	1,282,073	(5,634)	1,276,439
2026	2,956	-	2,956
2027	3,069	-	3,069
Thereafter	150,402	-	150,402

	$2,768,030	$(24,414)	$2,743,616

Bank Credit Facility

Simson-Maxwell has an operating credit facility with TD Bank, secured by accounts receivable and inventory, bearing interest at prime plus 2.25% on Canadian funds up to CAD $5,000,000 and the bank’s US dollar base rate plus 2.25% on US funds, plus a monthly administration fee of CAD $500. The balance outstanding under this credit facility is CAD $4,139,785 ($3,057,489) and nil as of December 31, 2022 and 2021, respectively.

Note 12. Other Commitments and Contingencies

Office lease - Petrodome Energy

In April 2018, the Company’s subsidiary, Petrodome Energy, LLC entered into a 66-month lease for 4,147 square feet of office space for the Company’s corporate office in Houston, Texas. The annual base rent commenced at $22.00 per square foot and escalates at $0.50 per foot each year through expiration of the lease term on November 30, 2023. Operating lease expense is recognized on a straight-line basis over the lease term.

Building, vehicle and equipment leases - Simson-Maxwell

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

Payments due in each of the next five years and thereafter under these leases are as follows:

	Building	Vehicle and Equipment
	Leases	Leases	Totals

2023	$1,110,107	$341,844	$1,451,951
2024	919,650	145,145	1,064,795
2025	666,068	13,870	679,938
2026	402,656	3,591	406,247
2027 and thereafter	411,392	-	411,392
Thereafter	889,519	-	889,519

	$4,399,392	$504,450	$4,903,842
Less imputed interest			(439,141)
Present value of remaining lease payments			$4,464,701

Current			$1,304,047
Non current			$3,160,654

Lease expense for the year ended December 31, 2022 was $1,571,342. For the year ended December 31, 2021 (Simson-Maxwell for the period from October 18, 2021 to December 31, 2021), operating lease expense was $341,610.

Legal matters

From time to time the Company may be a party to litigation involving commercial claims against the Company. Management believes that the ultimate resolution of these matters will not have a material effect on the Company’s financial position or results of operations.

Note 13. Income Taxes

The Company has estimated net operating loss carry forwards of approximately $48,000,000 and $38,500,000 as of December 31, 2022 and 2021, respectively. In addition, the Company, through its subsidiary Simson-Maxwell, has estimated foreign loss carryforwards of approximately $6,300,000 and $3,000,000 as of December 31, 2022 and 2021, respectively, which expire between 2038 and 2042. The potential benefit of these net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not that it will utilize the net operating losses carried forward in future years. In December 2017, tax legislation was enacted limiting the deduction for net operating losses from taxable years beginning after December 31, 2017 to 80% of current year taxable income, eliminating net operating loss carrybacks for losses arising in taxable years ending after December 31, 2017, and allowing net operating losses to be carried forward indefinitely. On March 27, 2020 the Coronavirus Aid Relief, and Economic Security Act was enacted which modified the prior legislation to allow 100% of the net operating losses arising in tax years 2018, 2019, and 2020 to be carried back five years. The Company does not have taxable income available in the carryback period. Net operating losses originating in taxable years beginning prior to January 1, 2018 are still subject to former carryover rules. The net operating loss carryforwards generated prior to this date of approximately $7,000,000 will expire between 2032 through 2037.

The current and deferred income tax expense (benefit) consists of the following for the years ended December 31, 2022 and 2021:

	For the Years Ended
	December 31,
	2022	2021

Current
Federal	$(2,019,576)	$(2,366,571)
State	-	-
Foreign	(1,606,355)	-
Total current tax expense (benefit)	$(3,625,931)	$(2,366,571)

Deferred tax timing differences
Federal	$(703,407)	$(1,075,163)
State	-	-
Foreign	-	-
Total deferred tax timing differences	$(703,407)	$(1,075,163)

Increase (decrease) in valuation allowance	4,329,338	3,441,734

Income tax expense (benefit)	$-	$-

The components of deferred tax assets and liabilities as of December 31, 2022, and 2021 is as follows (2021 figures have been revised to reflect final tax filing):

	December 31,
	2022	2021
Deferred tax assets:
NOL carry forwards	$11,732,997	$8,107,066
Bad debt reserves	-	77,896
Impairment of oil and gas assets	8,278,289	8,278,289
Unrealized loss	695	695
Derivative losses	3,791,126	3,791,126
Book tax depletion difference	9,125,130	8,682,837
Share based compensation	4,341,757	4,002,747

Total deferred tax assets	$37,269,994	$32,940,656

Deferred tax liabilities:
Derivative gains	$(121,947)	$(121,947)
Bargain purchase and other gains	(9,760,490)	(9,760,490)

Total deferred tax liabilities	(9,882,437)	(9,882,437)

Deferred tax assets - before valuation allowance	27,387,557	23,058,219
Less valuation allowance	(27,387,557)	(23,058,219)

Deferred tax asset (liability) - net	$-	$-

A reconciliation of the federal and state statutory income tax rates to the Company’s effective income tax rate applicable to income before income tax benefit from continuing operations is as follows for the years ended December 31, 2022 and 2021:

	For the Years Ended
	December 31,
	2022	2021
Continuing operations	0%	0%
Expected provision at US statutory rate	21%	21%
State income tax net of federal benefit	0%	0%
Higher tax rate on foreign source income	3.8%	0%
Other items effecting timing differences	0%	0%
Valuation allowance	24.8%	21%
Effective income tax rate	0%	0%

The Company files income tax returns on a consolidated basis in the United States federal jurisdiction. As of December 31, 2022, the tax returns for the Company for the years ending 2019 through 2021 remain open to examination by the Internal Revenue Service. The Company and its subsidiaries are not currently under examination for any period.

As a result of the Company becoming a majority-owned subsidiary of Camber as discussed in Note 1, the Company has undergone an ownership change as defined in Section 382 of the Internal Revenue Code, and the Company’s tax net operating loss carry forwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

Note 14 Business Segment Information and Geographic Data

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

Information related to our reportable segments and our consolidated results for the years ended December 31, 2022 and 2021 is presented below.

	Year Ended December 31, 2022
	Oil and Gas	Power Generation	Total

Loss from Operations is as follows:

Revenue	$3,984,122	$20,054,038	$24,038,160

Operating expenses
Cost of goods	-	13,627,457	13,627,457
Lease operating costs	1,633,765	-	1,633,765
General and administrative	4,245,434	10,584,883	14,830,317
Stock based compensation	1,614,334	-	1,614,334
Impairment of intangible assets	-	451,772	451,772
Depreciation, depletion and amortization	1,104,240	394,926	1,499,166
Accretion - ARO	55,521	-	55,521

Total operating expenses	8,653,294	25,059,038	33,712,332

Loss from operations	$(4,669,172)	$(5,005,000)	$(9,674,172)

Assets

Segment assets	$3,937,839	$25,033,951	$28,971,790
Corporate and unallocated assets			20,940,899

Total Consolidated Assets			$49,912,689

	Year Ended December 31, 2021
	Oil and Gas	Power Generation	Total

Income (Loss) from Operations is as follows:

Revenue	$33,679,679	$4,308,285	$37,987,964

Operating expenses
Cost of goods	-	3,003,044	3,003,044
Lease operating costs	15,878,437	-	15,878,437
General and administrative	5,997,211	2,124,308	8,121,519
Stock based compensation	1,738,145	-	1,738,145
Depreciation, depletion and amortization	7,236,809	70,348	7,307,157
Accretion - ARO	608,691	-	608,691

Total operating expenses	31,459,293	5,197,700	36,656,993

Income (loss) from operations	$2,220,386	$(889,415)	$1,330,971

Assets

Segment Assets	$23,228,141	$25,959,064	$49,187,205
Corporate and unallocated assets			8,963,651

Total Consolidated Assets			$58,150,856

Note 15. Subsequent Events

In March 2023, the terms of the loan agreements and promissory notes executed by  the Company’s wholly owned subsidiaries, Mid-Con Drilling, LLC and Mid-Con Petroleum, LLC in favor of Cornerstone Bank (the “Lender”) were modified to: (i) add the Company, who previously guaranteed all obligations under the promissory notes, as a borrower under the loan agreements and promissory notes; and (ii) include a voluntary conversion provision. Under the revised terms, the Lender has the option to convert the outstanding principal amounts, in whole or in part, into common shares of the Company at a conversion price equal to the lesser of: (i) the average of the five lowest individual daily volume weighted average prices of the Company’s common stock during the 30-day period prior to the notice of conversion; or (ii) one dollar ($1.00) per share. The other terms of the loan agreements and promissory notes (described in Note 11) remain unchanged.

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (unaudited)

The following supplemental unaudited information regarding Viking’s oil and gas activities is presented pursuant to the disclosure requirements of ASC 932, “Extractive Activities – Oil and Gas”. Viking’s oil and gas activities are located in the United States.

In July, 2022, the Company disposed of its interest in the oil and gas assets of four subsidiaries of Petrodome Energy LLC, a wholly owned subsidiary of the Company. At December 31, 2021 these assets represented approximately 84% of the Company’s oil reserves and 100% of the Company’s gas reserves.

Results of Operations

Oil and Gas Sales by geographic area for the years ended December 31, 2022 and 2021:

	United States
	Years Ended
	December 31,
	2022	2021
Sales	$3,984,122	$33,679,679
Lease operating costs	(1,633,765)	(15,878,437)
Depletion, accretion and impairment	(788,615)	(9,845,500)
	$1,561,742	$7,955,742

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

Under SEC reporting requirements, proved undeveloped reserves include only those reserves in which the Company has current plans to develop, generally within five years. During 2022 and 2021, the Company made several strategic dispositions which has modified its capital expenditure plans. The Company currently has no firm commitments to drill or otherwise develop its proved undeveloped reserves. As of December 31, 2022, the Company has reclassified all of its proved undeveloped properties to unproved reserves.

Estimated Quantities of Proved Reserves (BOE)

	United States
	Years Ended December 31,
	2022	2021
Proved Developed, Producing	105,375	1,164,578
Proved Developed, Non Producing	21,369	414,418
Total Proved Developed	126,744	1,578,996
Proved Undeveloped	-
Total Proved	126,744	1,578,996

Petroleum and Natural Gas Reserves

Reserves are estimated remaining quantities of oil and natural gas and related substances, which by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible - from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations - prior to the time at which contracts providing the right to operate expire.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were prepared in accordance with provisions of ASC 932. Future cash inflows at December 31, 2022 and 2021 were computed by applying the unweighted, arithmetic average of the closing price on the first day of each month for the 12-month period prior to December 31, 2022 and 2021 to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year-end, based on year-end costs and assuming continuation of existing economic conditions.

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

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for the years ended December 31, 2022 and 2021 are as follows:

	United States
	Years Ended December 31,
	2022	2021

Future cash inflows	$11,366,550	$56,804,710
Future production costs	(6,809,540)	(28,017,773)
Future development costs	(53,224)	(1,949,700)
Future income tax expense	-	-
Future net cash flows	$4,503,786	$26,837,237
10% annual discount for estimated timing of cash flows	(1,532,187)	(11,822,585)
Standardized measure of DFNCF	$2,971,599	$15,014,652

Changes in Standardized Measure of Discounted Future Net Cash Flows

The changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for the years ended December 31, 2022 and 2021 are as follows:

	United States
	Years Ended December 31,
	2022	2021
Balance - beginning	$15,014,652	$117,726,824
Net changes in prices and production costs	1,578,808	5,543,001
Net changes in future development costs	(1,033,849)	(2,053,833)
Sales of oil and gas produced, net	(1,646,513)	(18,021,217)
Extensions, discoveries and improved recovery	-	-
Purchases of reserves	-	-
Sales of reserves	(12,334,224)	(102,090,920)
Revisions of previous quantity estimates	(549,347)	(5,661,697)
Previously estimated development costs incurred	9,813	1,139,454
Net change in income taxes	-	2,146,440
Accretion of discount	1,501,495	12,400,126
Other	430,764	3,886,474
Balance - ending	$2,971,599	$15,014,652

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

There are no reportable events under this item for the year ended December 31, 2022.

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

As of December 31, 2022, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of the Company’s internal controls over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1)) inadequate segregation of duties consistent with control objectives; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the audit of the Company’s financial statements as of December 31, 2022 and communicated the matters to the Company’s management.

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

(a) Disclosure Controls and Procedures; Changes in Internal Control Over Financial Reporting

Management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2021. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2022.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. Based on this assessment, management concluded that, as of December 31, 2022 the Company’s internal control over financial reporting was not effective based on those criteria.

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

There was no change in our internal control over financial reporting during the year ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers

The name of the officers and directors of the Company as of December 31, 2022, as well as certain information about them, are set forth below:

Name	Age	Position
James A. Doris	50	Director/CEO/President
Lawrence Fisher	84	Director
David Herskovits	72	Director
John McVicar	59	CFO

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

John McVicar

Mr. McVicar joined the Company as CFO in June 2022. He brings 35 years of international business experience in Management Consulting and Finance. He is a retired partner of EY LLP where he spent a total of 23 years in management consulting and audit. He has also served as CFO of TSX and TSXV listed companies and held several regional finance leadership roles with large U.S. and Canadian multinationals in Canada, the U.S., South America and Asia. Mr. McVicar is a CPA, CA and received an MBA from Duke University and a B. Comm from Queen's University. He also holds an ICD.D from the Institute of Corporate Directors.

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

47

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

Delinquent Section 16(a) Reports

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock by each person who, at any time during the 2022 fiscal year, was a director, officer, or beneficial owner of more than 10% of our common stock, were timely filed during the fiscal year ending December 31, 2022, except that Mr. McVicar’s initial Form 3 was filed on July 21, 2022.

Item 11. Executive Compensation

Summary Compensation Table- Fiscal Years Ended December 31, 2022 and 2021

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position		Year	Salary	Option Awards		All Other Compensation		Total
James A. Doris, CEO & President	(1)	2022	$-	$-		$360,000	(2)	$360,000
		2021	$-	$-		$103,981	(2)	$103,981

Frank W. Barker, Jr., Former CFO	(3)	2022	$-	$680,000	(4)	$130,000	(5)	$810,000
		2021	$-	$-		$120,000	(5)	$120,000

John McVicar, CFO	(6)	2022	$-	$-		$140,000	(7)	$140,000
		2021	$-	$-		$-		$-

Mark Finckle, Former EVP	(8)	2022	$-	$-		$-		$-
		2021	$55,000	$-		$-		$55,000

Narrative to Summary Compensation Table

1.	On June 28, 2014, Mr. Doris was appointed as a director, and on December 12, 2014, as the Chief Executive Officer and President of the Company.

2.	The amount included in “All Other Compensation” for the years ended December 31, 2022 and 2021, is comprised of fees paid to AGD Advisory Group, Inc., a company affiliated with Mr. Doris.

3.

Mr. Barker resigned as Chief Financial Officer effective June 13, 2022. Mr. Barker was appointed as a director and as the Chief Financial Officer of the Company on December 29, 2017 and resigned as a director on August 20, 2018.

4.	On September 1, 2022, Mr. Barker was granted 2,000,000 common stock warrants with an exercise price of $0.001 per share. The value was calculated using the Black-Scholes pricing model.

5.	The amount included in “All Other Compensation” for the years ended December 31, 2022 and 2021, is comprised of fees paid to FWB Consulting, Inc., a company affiliated with Mr. Barker.

6.	On June 13, 2022, Mr. McVicar was appointed Chief Financial Officer of the Company.

7.	The amount included in “All Other Compensation” for the year ended December 31, 2022, is comprised of fees paid to 1508586 Alberta Ltd., a company affiliated with Mr. McVicar.

8

On September 9, 2019, Mr. Finckle was appointed Executive Vice President of Capital Markets for the Company and on June 4, 2021, Mr. Finckle’s employment with the Company, and appointment as EVP, ended.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2022, the Company did not maintain an equity incentive plan or other plan, including but not limited to bonus, deferred compensation or retirement plan under which the Company’s securities may be issued to its named executive officers as compensation.

Employment Agreements

As of December 31, 2022, the Company did not have a formal compensation arrangement with the CEO, except that the Company had orally agreed to pay the entity of the Company’s CEO $30,000 per month. The Company has two other full-time employees in Houston at the Corporate Headquarters who are not executive officers.

Compensation of Directors

The directors and former directors of the Company were compensated as such during the fiscal years ended December 31, 2022, and December 31, 2021, respectively, as follows:

Name and Principal Position	Year	Fees Earned or Paid in Cash	Option Awards	Total
James A. Doris	2022	$-	$-	$-
	2021	$-	$-	$-

Lawrence Fischer	2022	$40,000	$-	$40,000
	2021	$33,333	$-	$33,333

David Herskovits	2022	$40,000	$-	$40,000
	2021	$33,333	$-	$33,333

Directors of the Company may be reimbursed for any out-of-pocket expenses incurred by them for each regular or special meeting attendance. The Company presently has no pension, health, annuity, insurance or profit-sharing plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2022, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, (ii) each director and each of our named executive officers and (iii) all executive officers and directors as a group.

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

The information reflected in the following table was, unless otherwise specified, the address of each of the persons set forth below or is in care of the Company at 15915 Katy Freeway, Suite 450, Houston, Texas, 77094.

Title of Class	Name & Address of Beneficial Owners	Amount & Nature of Beneficial Ownership (1)	Percent of Class (2)

Common Stock	Camber Energy, Inc.	69,928,356	60.92%
Common Stock	James Doris (3)	71,817,246	62.57%
Common Stock	David Herskovits (4)	73,890	0.06%
Common Stock	Lawrence Fisher (5)	47,323	0.04%
Common Stock	John McVicar	-	-

Common Stock	All Officers and Directors as a Group	71,938,459	62.67%

Series C Preferred Stock	James A. Doris	28,092	100.0%

Series C Preferred Stock	All Officers and Directors as a Group	28,092	100.0%

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

50

2.

As of December 31, 2022, a total of 114,780,967 shares of the Company’s common stock, 28,092 shares of the Company’s Series C preferred stock, 475 shares of the Company’s Series E preferred stock, and 9,259,261 warrants are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each beneficial owner above, any warrants exercisable within 60 days have been included for purposes of calculating the relevant percentage ownership.

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

4.	Includes 66,667 warrants to purchase common stock held by David Herskovits

5.	Includes 44,444 warrants to purchase common stock held by Lawrence Fisher

Item 13. Certain Relationships and Related Transactions

Related Transactions

The Company’s CEO and director, James Doris, renders professional services to the Company through AGD Advisory Group, Inc., an affiliate of Mr. Doris’s. During each of the years ended December 31. 2022 and December 31 2021, the Company paid or accrued $360,000 in fees to AGD Advisory Group, Inc. As of  December 31, 2022 and 2021, the total amount due to AGD Advisory Group, Inc. was $370,000 and $270,000, respectively, and is included in accounts payable.

The Company’s CFO, John McVicar, renders professional services to the Company through 1508586 Alberta Ltd., an affiliate of Mr. McVicar’s. During the year ended December 31, 2022, the Company paid or accrued $140,000 in fees to 1508586 Alberta Ltd. There were no amounts due to 1508586 Alberta Ltd. at December 31, 2022.

The Company’s former CFO, Frank W. Barker, Jr., rendered professional services to the Company through FWB Consulting, Inc., an affiliate of Mr. Barker’s. During the years ended December 31. 2022 and December 31 2021, the Company paid or accrued $130,000 and $120,000, respectively, in fees to FWB Consulting, Inc. As of December 31, 2022 and 2021, the total amount due to FWB Consulting, Inc. was $nil and $341,968, respectively, and is included in accounts payable.

Other than as disclosed, there were no material transactions, series of similar transaction, current transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $120,000 or 1% of the Company’s total assets as of December 31, 2022, and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 14. Principal Accountant Fees and Services

The following table sets forth the fees billed by our independent accounting firm of Turner, Stone & Company, LLP, and prior independent accounting firms, for each of our last two fiscal years for the categories of services indicated.

	Years Ended
	December 31,
Category	2022	2021
Audit Fees	$127,500	$95,000
Audit Related Fees	-	-
Tax Fees	12,000	26,000
All Other Fees	-	-
Total	$139,500	$121,000

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

53

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

54

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

55

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

56

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

57

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

VIKING ENERGY GROUP, INC. (Registrant)

Date: March 24, 2023	By:	/s/ James Doris
James Doris
Principal Executive Officer

In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 24, 2023	By:	/s/ John McVicar
John McVicar
Principal Financial and Accounting Officer

59