Form 10-Q
period 2023-03-31
VIKING ENERGY GROUP, INC.
filed 2023-05-12
CIK 1102432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 12, 2023, the registrant had 119,218,508 shares of common stock outstanding.

VIKING ENERGY GROUP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIKING ENERGY GROUP, INC. Consolidated Balance Sheets
	March 31, 2023	December 31, 2022
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash	$1,917,855	$3,239,349
Accounts receivable, net	6,486,165	5,276,622
Inventory	10,413,666	10,276,662
Prepaids and other current assets	265,728	158,107
Total current assets	19,083,414	18,950,740

Oil and gas properties, full cost method
Proved oil and gas properties, net	1,224,588	1,285,918
Total oil and gas properties, net	1,224,588	1,285,918

Fixed assets, net	1,667,281	1,716,200
Right of use assets, net	4,031,934	4,357,328
ESG Clean Energy license, net	4,501,015	4,577,131
Other intangibles - Simson Maxwell, net	3,213,239	3,254,600
Other intangibles - Variable Interest Entities	15,433,340	15,433,340
Due from related parties	327,452	327,132
Deposits and other assets	10,300	10,300
TOTAL ASSETS	$49,492,563	$49,912,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,110,975	$3,905,247
Accrued expenses and other current liabilities	817,841	1,248,301
Customer deposits	5,696,819	5,447,025
Due to Camber Energy, Inc.	6,077,300	6,572,300
Undistributed revenues and royalties	2,329,939	2,378,739
Current portion of operating lease liability	1,255,745	1,304,047
Due to related parties	718,435	629,073
Current portion of notes payable - related parties	57,892	56,916
Bank indebtedness - credit facility	3,429,485	3,111,350
Derivative liability	2,810,824	-
Current portion of long-term debt - net of discount	96,926	637,335
Total current liabilities	28,402,181	25,290,333
Long term debt - net of current portion and debt discount	421,571	2,106,281
Notes payable - related parties - net of current portion	612,802	627,153
Operating lease liability, net of current portion	2,866,140	3,160,654
Contingent obligations	1,435,757	1,435,757
Asset retirement obligation	1,958,578	1,927,196
TOTAL LIABILITIES	35,697,029	34,547,374

Commitments and contingencies (Note 13)	-	-

STOCKHOLDERS’ EQUITY
Preferred stock Series C, $0.001 par value, 50,000 shares authorized, 28,092 shares issued and outstanding as of March 31, 2023 and December 31, 2022	28	28
Preferred stock Series E, $0.001 par value, 2,075 shares authorized, 475 shares issued and outstanding as of March 31, 2023 and December 31, 2022	5	5

Common stock, $0.001 par value, 500,000,000 shares authorized, 114,780,967 shares issued and outstanding as of March 31, 2023 and December 31, 2022	114,781	114,781
Additional paid-in capital	127,687,341	127,687,341
Accumulated other comprehensive loss	(363,131)	(425,677)
Accumulated deficit	(123,739,772)	(122,187,673)
Parent’s stockholders’ equity in Viking	3,699,252	5,188,805
Non-controlling interest	10,096,282	10,176,510
TOTAL STOCKHOLDERS’ EQUITY	13,795,534	15,365,315
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,492,563	$49,912,689

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue
Power generation units and parts	$2,458,295	$2,137,601
Service and repairs	4,540,697	2,103,699
Oil and gas	245,197	1,678,817
Total revenue	7,244,189	5,920,117

Operating expenses
Cost of goods sold	4,786,631	2,451,309
Lease operating costs	125,363	568,515
General and administrative	3,050,321	5,294,161
Stock based compensation	-	292,808
Depreciation, depletion & amortization	231,148	499,769
Accretion - asset retirement obligation	31,382	35,066
Total operating expenses	8,224,845	9,141,628

Loss from operations	(980,656)	(3,221,511)

Other income (expense)
Interest expense	(146,671)	(133,762)
Amortization of debt discount	(53,732)	(92,522)
Change in fair value of derivatives	(534,607)	-
Loss on extinguishment of debt	(154,763)	-
Interest income	6,834	100,231
Other income (expense)	231,268	(295,500)
Total other expense, net	(651,671)	(421,553)

Net loss before income taxes	(1,632,327)	(3,643,064)
Income tax benefit (expense)	-	-
Net loss	(1,632,327)	(3,643,064)
Net loss attributable to non-controlling interest	(80,228)	(360,505)
Net loss attributable to Viking Energy Group, Inc.	$(1,552,099)	$(3,282,559	) )

Loss per common share, basic and diluted	$(0.01)	$(0.03)
Weighted average number of common shares outstanding, basic and diluted	114,780,967	113,943,002

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2023	2022

Net loss	$(1,632,327)	$(3,643,064)
Foreign currency translation adjustment	62,546	200,177

Total comprehensive loss	(1,569,781)	(3,442,887)

Less comprehensive loss attributable to non-controlling interest
Loss attributable to non-controlling interest	(80,228)	(360,505)
Foreign currency translation adjustment attributable to non-controlling interest	24,706	79,070

Comprehensive loss attributable to non-controlling interest	(55,522)	(281,435)

Comprehensive loss attributable to Viking	$(1,514,259)	$(3,161,452)

VIKING ENERGY GROUP, INC. Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2023		2022

Cash flows from operating activities:
Net loss		$(1,632,327)		$(3,643,064)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of derivative liability		534,607		-
Stock based compensation		-		292,808
Depreciation, depletion and amortization		231,148		499,769
Amortization of operational right-of-use assets		4,884		6,228
Accretion – asset retirement obligation		31,382		35,066
Amortization of debt discount		53,732		92,522
Loss on extinguishment of debt		154,763		-
Bad debt expense		-		1,800,000
Changes in operating assets and liabilities
Accounts receivable		(1,209,543)		979,049
Prepaids and other current assets		(107,621)		(202,668)
Inventory		(137,004)		(460,423)
Accounts payable		1,205,728		(3,559,925)
Accrued expenses and other current liabilities		(430,460)		(363,765)
Due to related parties		89,042		321,844
Customer deposits		249,794		412,570
Undistributed revenues and royalties		(48,800)		1,780,726
Net cash used in operating activities		(1,010,675)		(2,009,263)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties		-		22,676
Investment in and acquisition of oil and gas properties		-		(2,666)
Acquisition of fixed assets		(25,726)		(16,083)
Purchase of notes receivable				(960,000)
Net cash used in investing activities		(25,726)		(956,073)

Cash flows from financing activities:
Repayment of long-term debt		(157,399)		(3,618,780)
Proceeds from non-interest-bearing advances from Camber		(495,000)		4,297,300
Advances from bank credit facility		318,135		1,232,448
Repayment of promissory notes, related parties		(13,375)
Net cash provided by (used in) financing activities		(347,639)		1,910,968

Effect of exchange rates on cash		62,546		200,177

Net decrease in cash		(1,321,494)		(854,191)
Cash, beginning of period		3,239,349		3,467,938

Cash, end of period		$1,917,855		$2,613,747
Supplemental Cash Flow Information:
Cash paid for:
Interest		$146,671		$133,792
Income taxes		$-		$-

Supplemental disclosure of Non-Cash Investing and Financing Activities:
Debt discount on modification of debt for conversion feature		2,144,068		$-
Amortization of right-of-use asset and lease liability		325,394		$332,810
Issuance of shares for purchase of VIE interests		$-		$2,250,000
Issuance of preferred shares for purchase of VIE interest		$-		$4,750,000
Contingent obligation associated with acquisition of VIE interests		$-		$1,435,757
			$
			$
	$		$

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the three months ended March 31, 2023

	Preferred Stock		Preferred Stock				Additional	Accumulated Other			Total
	Series C		Series E		Common Stock		Paid-in	Comprehensive	(Accumulated	Noncontrolling	Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Capital	(Loss)	Deficit)	Interest	Equity

Balances at December 31, 2022	28,092	$28	475	$5	114,780,967	$114,781	$127,687,341	$(425,677)	$(122,187,673)	$10,176,510	$15,365,315

Foreign currency translation adjustment								62,546			62,546
Net loss									(1,552,099)	(80,228)	(1,632,327)
											-
Balances at March 31, 2023	28,092	$28	475	$5	114,780,967	$114,781	$127,687,341	$(363,131)	$(123,739,772)	$10,096,282	$13,795,534

For the three months ended March 31, 2022

	Preferred Stock		Preferred Stock				Additional	Accumulated Other			Total
	Series C		Series E		Common Stock		Paid-in	Comprehensive	(Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit)	Interest	Equity
Balances at December 31, 2021	28,092	$28	-	$-	111,030,965	$111,031	$120,246,224	$(177,981)	$(106,760,344)	$4,609,271	$18,028,229

Rounding difference	-	-	-	-	2	-	-	-	-	-	-
Shares issued in acquisition of membership interests of Viking Ozone LLC	-	-	-	-	3,333,333	3,333	1,996,667	-	-	2,420,189	4,420,189
Shares issued in acquisition of membership interests of Viking Sentinel LLC	-	-	-	-	416,667	417	232,917	-	-	224,184	457,518
Shares issued in acquisition of membership interests of Viking Protection LLC	-	-	475	5	-	-	4,433,329	-	-	4,686,542	9,119,876
Foreign currency translation adjustment	-	-	-	-	-	-	-	200,177	-	-	200,177
Net loss	-	-	-	-	-	-	-	-	(3,282,559)	(360,505)	(3,643,064)

Balances at March 31, 2022	28,092	$28	475	$5	114,780,967	$114,781	$126,909,137	$22,196	$(110,042,903)	$11,579,681	$28,582,925

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VIKING ENERGY GROUP, INC. Notes to Consolidated Financial Statements (Unaudited)

Note 1 Relationship with and Ownership by Camber Energy, Inc.

On December 23, 2020, Camber Energy, Inc. (“Camber”) acquired a 51% interest in Viking Energy Group, Inc. (“Viking” or the “Company”). On January 8, 2021 and July 29, 2021, Camber acquired additional interests in the Company resulting in Camber owning approximately 62% of the outstanding common shares of the Company after the January transaction and approximately 73% of the outstanding common shares of the Company after the July transaction. As a result of subsequent issuances of the Company’s common shares, Camber’s ownership interest is approximately 61% as of September 30, 2022. The December 2020, January 2021 and July 2021 transactions, along with a new merger agreement executed by Viking and Camber in February 2021, and amended on April 28, 2023, are described further below.

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

Merger Agreement with Camber

On February 15, 2021, the Company entered into an Agreement and Plan of Merger with Camber, which was amended on April 18, 2023 (as amended, the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, a newly formed wholly owned subsidiary of Camber (“Merger Sub”) will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Camber.

Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share: (i) of common stock, par value $0.001 per share, of the Company (the “Viking Common Stock”) issued and outstanding immediately prior to the Effective Time, other than shares owned by Camber, the Company and Merger Sub, will be converted into the right to receive one share of common stock of Camber (the “Camber Common Stock”); (ii) of Series C Convertible Preferred Stock of the Company (the “Viking Series C Preferred Stock”) issued and outstanding immediately prior to the Effective Time will be converted into the right to receive one share of Series A Convertible Preferred Stock of Camber (the “Camber Series A Preferred Stock”), and (iii) of Series E Convertible Preferred Stock of the Company (the “Viking Series E Preferred Stock,” and, together with the Viking Series C Preferred Stock, the “Viking Preferred Stock”) issued and outstanding immediately prior to the Effective Time will be converted into the right to receive one share of Series H Preferred Stock of Camber (the “Camber Series H Preferred Stock,” and, together with the Camber Series A Preferred Stock, the “New Camber Preferred Stock”).

Each share of Camber Series A Preferred Stock will be convertible into 890 shares of Camber Common Stock (subject to a beneficial ownership limitation preventing conversion into Camber Common Stock if the holder would be deemed to beneficially own more than 9.99% of Camber’s Common Stock), will be treated equally with Camber’s Common Stock with respect to dividends and liquidation, and will only have voting rights with respect to voting: (a) on a proposal to increase or reduce Camber’s share capital; (b) on a resolution to approve the terms of a buy-back agreement; (c) on a proposal to wind up Camber; (d) on a proposal for the disposal of all or substantially all of Camber’s property, business and undertaking; (f) during the winding-up of Camber; and/or (g) with respect to a proposed merger or consolidation in which Camber is a party or a subsidiary of Camber is a party.

Each share of Camber Series H Preferred Stock will have a face value of $10,000 per share, will be convertible into a certain number of shares of Camber Common Stock, with the conversion ratio based upon achievement of certain milestones by Viking’s subsidiary, Viking Protection Systems, LLC (provided the holder has not elected to receive the applicable portion of the purchase price in cash pursuant to that certain Purchase Agreement, dated as of February 9, 2022, by and between Viking and Jedda Holdings, LLC), will be subject to a beneficial ownership limitation of 4.99% of Camber Common Stock (but may be increased up to a maximum of 9.99% at the sole election of a holder by the provision of at least 61 days’ advance written notice) and will have voting rights equal to one vote per share of Camber Series H Preferred Stock held on a non-cumulative basis.

Holders of Viking common stock and Viking Preferred Stock will have any fractional shares of Camber Common Stock or New Camber Preferred Stock after the Merger rounded up to the nearest whole share.

At the Effective Time, each then outstanding option or warrant to purchase Viking Common Stock (a “Viking Option”) will, to the extent unvested, automatically become fully vested and will be converted automatically into an option or warrant (an “Adjusted Option”) to purchase, on substantially the same terms and conditions as were applicable to such Viking Option immediately prior to the effective time of the Merger, except that (i) instead of being exercisable into Viking Common Stock, such Adjusted Option will be exercisable into Camber Common Stock, and (ii) all references to the “Company” in the Viking Option agreements will be references to Camber in the Adjusted Option agreements.

At the Effective Time, each promissory note issued by Viking that is convertible into Viking Common Stock (a “Viking Convertible Note”) that, as of immediately prior to the effective time of the Merger, is outstanding and unconverted shall be converted into a promissory note convertible into Camber Common Stock (an “Adjusted Convertible Note”) having substantially the same terms and conditions as applied to the corresponding Viking Convertible Note as of immediately prior to the effective time of the Merger (including, for the avoidance of doubt, any extended post-termination conversion period that applies following consummation of the Merger), except that (i) instead of being convertible into Viking Common Stock, such Adjusted Convertible Note will be convertible into Camber Common Stock, and (ii) all references to the “Company” in the Viking Convertible Note agreements will be references to Camber in the Adjusted Convertible Note agreements.

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

The Merger Agreement also provides that, during the period from the date of the Merger Agreement until the Effective Time, each of Camber and Viking will be subject to certain restrictions on its ability to solicit alternative acquisition proposals from third parties, to provide non-public information to third parties and to engage in discussions with third parties regarding alternative acquisition proposals, subject to customary exceptions. Viking is required to hold a meeting of its stockholders to vote upon the adoption of the Merger Agreement and, subject to certain exceptions, to recommend that its stockholders vote to adopt the Merger Agreement. Camber is required to hold a meeting of its stockholders to approve the issuance of Camber Common Stock and New Camber Preferred Stock (including the shares of Camber Common Stock issuable upon conversion thereof) in connection with the Merger (the “Share Issuances”) and an increase in the number of authorized Camber Common Stock (if not approved in connection with Camber’s special meeting of the stockholders scheduled to be held on April 26, 2023) (the “Increase in Authorized Share Capital”) and, subject to certain exceptions, to recommend that its stockholders approve such proposals.

The completion of the Merger is subject to customary conditions, including (i) adoption of the Merger Agreement by Viking’s stockholders and approval of the Share Issuances and Increase in Authorized Share Capital by Camber’s stockholders, (ii) receipt of required regulatory approvals, (iii) effectiveness of a registration statement on Form S-4 for the Camber common stock to be issued in the Merger (the “Form S-4”), and (iv) the absence of any law, order, injunction, decree or other legal restraint preventing the completion of the Merger or making the completion of the Merger illegal. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (ii) subject to certain exceptions, performance by the other party of its obligations under the Merger Agreement and (iii) the absence of any material adverse effect on the other party, as defined in the Merger Agreement.

Additional closing conditions to the Merger include: (i) receipt of fairness opinions from financial advisors of both Camber and Viking that the Merger is fair from a financial point of view to the holders of each company’s common stock, (ii) confirmation from Camber that it is not in default of its outstanding agreements with a certain preferred equity holder and lender, (iii) written agreement from Camber’s warrant holders regarding the number and exercise price of Camber’s outstanding warrants and that the Merger will not trigger any price adjustments in certain outstanding warrant agreements, and (iv) that, in the event the NYSE American determines that the Merger constitutes, or will constitute, a “back-door listing”/”reverse merger”, Camber (and its common stock) is required to qualify for initial listing on the NYSE American, pursuant to the applicable guidance and requirements of the NYSE as of the Effective Time.

The Merger Agreement can be terminated (i) at any time with the mutual consent of the parties; (ii) by either Camber or Viking if any governmental consent or approval required for closing is not obtained, or any governmental entity issues a final non-appealable order or similar decree preventing the Merger; (iii) by either Company or Camber if the Merger shall not have been consummated on or before September 30, 2023; (iv) by Camber or Viking, upon the breach by the other of a term of the Merger, which is not cured within 30 days of the date of written notice thereof by the other; (v) by Camber if Viking is unable to obtain the affirmative vote of its stockholders for approval of the Merger; (vi) by Viking if Camber is unable to obtain the affirmative vote of its stockholders for approval of the Share Issuances and the Increase in Authorized Share Capital; and (vii) by Viking or Camber if there is a willful breach of the Merger Agreement by the other party thereto. The Merger Agreement contains customary indemnification obligations of the parties and representations and warranties.

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

Additionally, in July 2022, the Company received an unanticipated refund of a $1,200,000 performance bond as a result of Petrodome ceasing to operate certain assets in the State of Louisiana. The gain from this refund was included in the “loss from the sale of oil and gas properties and fixed assets’ in the Consolidated Statement of Operations.

Note 3 Going Concern

The Company’s consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $(1,632,327) for the three months ended March 31, 2023, as compared to a net loss of $(3,643,064) for the three months ended March 31, 2022. The loss for the three months ended March 31, 2023, was comprised of, among other things, certain non-cash items, including: (i) change in fair value of derivatives of $534,607; (ii) loss on extinguishment of debt of $154,763; (iii) depreciation, depletion and amortization of $231,148; (iv) accretion of asset retirement obligation of $31,382, and; (v) amortization of debt discount of $53,732.

As of March 31, 2023, the Company has a stockholders’ equity of $13,795,534, long-term debt of $421,571 and a working capital deficiency of $9,318,767. The largest components of current liabilities creating this working capital deficiency is a $6,077,300 million non-interest-bearing loan from Camber Energy, Inc. with no stipulated repayment terms, and drawings against the bank credit facility of $3,429,485.

As further described in Note 1, Viking has guaranteed Camber Energy’s indebtedness to Discover, as well as entered into a Security Agreement in favor of Discover granting Discover a first-priority security interest in any assets purchased by Viking with funds advanced to Viking by Camber that were loaned by Discover. In the event of a default by Camber, Viking may be called upon to honor its obligations under the Guaranty and Security Agreements executed by Viking in favor of Discover. The Company believes that the likelihood that it will be required to perform under the guarantee to be remote and has not recognized a liability associated with any performance obligations of the guarantee.

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

Note 4 Summary of Significant Accounting Policies

a) Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the interim reporting rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Viking’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments (unless otherwise indicated), necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

b) Basis of Consolidation

The consolidated financial statements presented herein reflect the consolidated financial results of the Company, its wholly owned subsidiaries (Mid-Con Petroleum, LLC, Mid-Con Drilling, LLC, Mid-Con Development, LLC, and Petrodome Energy, LLC.), and Simson-Maxwell (a majority owned subsidiary).

In January 2022, the Company acquired a 51% ownership interest in Viking Ozone, and in February 2022, the Company acquired a 51% ownership interest in both Viking Sentinel and Viking Protection. These entities were formed to facilitate the monetization of acquired intellectual properties (see Note 7). These entities are variable interest entities in which the Company owns a controlling financial interest; consequently, these entities are also consolidated.

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

e) Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investment securities that have original maturities of three months or less. Accounts at banks in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, while accounts at banks in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to CAD $100,000. The Company’s cash balances may at times exceed the FDIC or CDIC insured limits.

f) Accounts Receivable

Accounts receivable for the Company’s oil and gas operations consist of purchaser receivables and joint interest billing receivables. The Company evaluates these accounts receivable for collectability and, when necessary, records allowances for expected unrecoverable amounts. During the three months ended March 31, 2022, the Company determined that the collectability of certain accounts receivable balances associated with the disposals of Ichor, and Elysium were not collectable and a reserve of $1,800,000 was recorded. These amounts were written off during the year ended December 31, 2022. At March 31, 2023 and December 31, 2022, the Company has not recorded an allowance for doubtful accounts related to oil and gas.

The Company extends credit to its power generation customers in the normal course of business. The Company performs ongoing credit evaluations and generally does not require collateral. Payment terms are generally 30 days. The Company carries its trade accounts receivable at invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based upon management’s estimates that include a review of the history of past write-offs and collections and an analysis of current credit conditions. At March 31, 2023 and December 31, 2022, the Company had a reserve for doubtful accounts on power generation accounts receivable of $19,412. The Company does not accrue interest on past due accounts receivable.

g) Inventory

Inventories are stated at the lower of cost or net realizable value, and consist of parts, equipment and work in process. Work-in-process and finished goods included the cost of materials, direct labor and overhead. At the closing of each reporting period, the Company evaluates its inventory in order to adjust the inventory balance for obsolete and slow-moving items.

Inventory consisted of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Units and work in process	$8,796,600	$8,749,903
Parts	2,883,172	2,791,626
	11,679,772	11,541,529
Reserve for obsolescence	(1,266,106)	(1,264,867)
	$10,413,666	$10,276,662

h) Prepaid Expenses

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

k) Oil and Gas Reserves

Reserve engineering is a subjective process that is dependent upon the quality of available data and the interpretation thereof, including evaluations and extrapolations of well flow rates and reservoir pressure. Estimates by different engineers often vary, sometimes significantly. In addition, physical factors such as the results of drilling, testing and production subsequent to the date of an estimate, as well as economic factors such as changes in product prices, may justify revision of such estimates. Because proved reserves are required to be estimated using recent prices of the evaluation, estimated reserve quantities can be significantly impacted by changes in product prices.

l) Accounting for Leases

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

m) Business Combinations

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

n) Intangible Assets

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

o) Income (Loss) per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding and adjusted by any effects of warrants and options outstanding during the period, if dilutive. For the three months ended March 31, 2023 and 2022, there were approximately 26,164,368 and 15,499,390 respectively, common stock equivalents that were omitted from the calculation of diluted income per share as they were anti-dilutive.

p) Revenue Recognition

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

The following table disaggregates the Company’s oil and gas revenue by source for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
Oil	$182,120	$740,281
Natural gas and natural gas liquids	-	438,152
Well operations	63,077	500,384
	$245,197	$1,678,817

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

18

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

The following table disaggregates Simson-Maxwell’s revenue by source for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Power generation units	$1,150,343	$972,093
Parts	1,307,952	1,165,508
Total units and parts	2,458,295	2,137,601
Service and repairs	4,540,697	2,103,699
	$6,998,992	$4,241,300

 q) Income Taxes

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

r) Stock-Based Compensation

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

The following table represents stock warrant activity as of and for the three months ended March 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding – December 31, 2022	9,259,261	0.62	4.03 years	-
Granted	-			-
Exercised	-			-
Forfeited/expired/cancelled	-			-

Warrants Outstanding – March 31, 2023	9,259,261	$0.62	3.79 years	$-

Outstanding Exercisable – March 31, 2023	9,259,261	$0.62	3.79 years	$-

s) Impairment of Long-lived Assets

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset’s expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the three months ended March 31, 2023 and 2022.

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

The following table describes the changes in the Company’s asset retirement obligations for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
Asset retirement obligation – beginning	$1,927,196	$2,111,650
Accretion expense	31,382	35,066
Asset retirement obligation – ending	$1,958,578	$2,146,716

u) Derivative Liability

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

The Company has adopted a sequencing approach to allocating its authorized and unissued shares when the number of such shares is insufficient to satisfy all convertible instruments or option type contracts that may be settled in shares. Specifically, the Company allocates it authorized and unissued shares based on the inception date of each instrument, with shares allocated first to those instruments with the earliest inception dates. Instruments with later inception dates for which no shares remain to be allocated are reclassified to asset or liability.

v) Undistributed Revenues and Royalties

The Company records a liability for cash collected from oil and gas sales that have not been distributed. The amounts are distributed in accordance with the working interests of the respective owners.

w) Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institutions.

The Company uses procedures including credit approvals, credit limits and terms to manage its credit exposure. Additionally, the Company regularly issues progress billings on longer-term orders to mitigate both credit risk and overall working capital requirements.

x) Subsequent events

The Company has evaluated all subsequent events from March 31, 2023 through the date of filing of this report.

Note 5. Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification and geographical cost center for the three months ended March 31, 2023:

	December 31,			March 31,
	2022	Adjustments	Impairments	2023
Proved developed producing oil and gas properties
United States cost center	$3,872,488	$-	$-	$3,872,488
Accumulated depreciation, depletion and amortization	(2,803,375)	(50,990)	-	(2,854,365)
Proved developed producing oil and gas properties, net	$1,069,113	$(50,990)	$-	$1,018,123

Undeveloped and non-producing oil and gas properties
United States cost center	785,302	-	-	785,302
Accumulated depreciation, depletion and amortization	(568,497)	(10,340)	-	(578,837)
Undeveloped and non-producing oil and gas properties, net	$216,805	$(10,340)	$-	$206,465
Total Oil and Gas Properties, Net	$1,285,918	$(61,330)	$-	$1,224,588

Note 6. Intangible Assets

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

The Company’s management believes that the Trigger Date could occur as early as the third quarter of 2023 but there is no assurance that it will occur at that or any time.

If the continuing royalty percentage is adjusted jointly by the parties downward from the maximum of 15%, then the minimum continuing royalty payments for any given year from the Trigger Date shall also be adjusted downward proportionally.

The Company recognized amortization expense of $76,116 for the three months ended March 31, 2023. The estimated future amortization expense for each of the next five years is $304,465 per year.

The ESG intangible asset consisted of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
ESG Clean Energy License	$5,000,000	$5,000,000
Accumulated amortization	(498,985)	(422,869)
	$4,501,015	$4,577,131

Other intangibles – Simson-Maxwell – Customer Relationships and Brand

The Company allocated a portion of the purchase price of Simson-Maxwell to Customer Relationships with a fair value of $1,677,453 and an estimated useful life of 10 years, and the Simson-Maxwell Brand with a fair value of $2,230,673 and an indefinite useful life.

The Company recognized amortization expense for the Customer Relationship intangible of $41,361 for the three months ended March 31, 2022. The estimated future amortization expense for each of the next five years is $167,745 per year.

The Company periodically reviews the fair value of the Customer Relationships and Brand to determine if an impairment charge should be recognized. The Company did not record any impairment for the three-month period ended March 31, 2023. For the year ended December 31, 2022 the Company recorded an impairment charge of $83,865 and $367,907, respectively, related to these assets.

The Other intangibles – Simson-Maxwell consisted of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Simson-Maxwell Brand	$2,230,673	$2,230,673
Customer Relationships	1,677,453	1,677,453
Impairment of intangible assets	(451,772)	(451,772)
Accumulated amortization	(243,115)	(201,754)
	$3,213,239	$3,254,600

Note 7. Intangible Assets - Variable Interest Entity Acquisitions (VIE’s)

Medical Waste Disposal System

Choppy:

On January 18, 2022, Viking entered into a Securities Purchase Agreement to purchase (the “Purchase”) 51 units, representing 51%, of Viking Ozone , from Choppy Group LLC, a Wyoming limited liability company (“Choppy”), in consideration of the issuance of 8,333,333 shares of Viking common stock to Choppy, 3,333,333 of which shares were issued at closing, 3,333,333 of which shares are to be issued to Choppy after 5 units of the System (as defined below) have been sold, and 1,666,667 of which shares are to be issued to Choppy after 10 units of the System have been sold. Viking Ozone was organized on or about January 14, 2022, for the purpose of developing and distributing a medical and biohazard waste treatment system using ozone technology (the “System”), and on or about January 14, 2022, Choppy was issued all 100 units of Viking Ozone in consideration of Choppy’s assignment to Viking Ozone of all of Choppy’s intellectual property and intangible assets, including patent rights, know-how, procedures, methodologies, and contract rights in connection with the System, and specifically the invention entitled “Multi-Chamber Medical Waste Ozone-Based Treatment Systems and Methods (Docket No. RAS-101A) and related patent application. On January 18, 2022 Viking acquired 51 units (51%) of Viking Ozone from Choppy with Choppy retaining the remaining 49 units (49%) of Viking Ozone, and Viking issued 3,333,333 shares of Viking common stock to Choppy. Viking and Choppy then entered into an Operating Agreement on January 18, 2022 governing the operation of Viking Ozone. Based on the closing price of the Company’s stock on January 18, 2022, the fair value was approximately $2,000,000. The Company determined the acquisition of a 51% interest in Viking Ozone was the acquisition of and initial consolidation of a VIE that is not a business. The acquisition was recorded as follows:

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

Jedda:

On February 9, 2022, Viking entered into a Securities Purchase Agreement to purchase (the “Purchase”) 51 units (the “Units”), representing 51% of Viking Protection Systems, LLC (“Viking Protection”), from Jedda Holdings LLC (“Jedda”). In consideration for the Units, Viking agreed to issue to Jedda, shares of a new class of Convertible Preferred Stock of Viking with a face value of $10,000 per share (the “Preferred Shares”), or pay cash to Jedda, if applicable, as follows:

No.	Purchase Price*	When Due	No. of VKIN Pref. Shares	Conversion Price	No. of Underlying VKIN Common Shares	Estimated Revenues if Sales Target Achieved**
1	$250,000	On closing	N/A	$0.60	416,667	N/A
2	$4,750,000	On closing	475	$0.60	7,916,667	N/A
3	$1,000,000	Upon the sale of 10k units	100	$0.75	1,333,333	$50,000,000
4	$2,000,000	Upon the sale of 20k units	200	$1.00	2,000,000	$100,000,000
5	$3,000,000	Upon the sale of 30k units	300	$1.25	2,400,000	$150,000,000
6	$4,000,000	Upon the sale of 50k units	400	$1.50	2,666,667	$250,000,000
7	$6,000,000	Upon the sale of 100k units	600	$2.00	3,000,000	$500,000,000
Total	$21,000,000		2,075	$1.06(avg.)	19,733,334	$500,000,000

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

Note 8. Related Party Transactions

The Company’s CEO and director, James Doris, renders professional services to the Company through AGD Advisory Group, Inc., an affiliate of Mr. Doris’s. During the three months ended March 31, 2023 and 2022, the Company paid or accrued $90,000 in fees to AGD Advisory Group, Inc. As of  March 31, 2023 and December 31, 2022, the total amount due to AGD Advisory Group, Inc. was $370,000, and is included in accounts payable.

The Company’s CFO, John McVicar, renders professional services to the Company through 1508586 Alberta Ltd., an affiliate of Mr. McVicar’s. During the three months ended March 31, 2023 and 2022, the Company paid or accrued $60,000 and nil, respectively, in fees to 1508586 Alberta Ltd.

 Due to Camber Energy, Inc.

During 2022 and 2021, Camber Energy, Inc. made various cash advances to the Company.  The advances are non-interest bearing and stipulate no repayment terms or restrictions. Camber owns 63% of the Company but does not have a controlling financial interest. As of March 31, 2023 and December 31, 2022, the amounts due to Camber aggregated $6,077,300 and $6,572,300, respectively.

Simson-Maxwell

At the time of acquisition, Simson-Maxwell had several amounts due to/due from related parties and notes payable to certain employees, officers, family members and entities owned or controlled by such individuals. The Company assumed these balances and loan agreements in connection with the acquisition.

The balance of amounts due to and due from related parties as of March 31, 2023 and December 31, 2022 are as follows:

Related Party	Due from related party	Due to related party	Net due (to) from
March 31, 2023
Simmax Corp. & majority owner	$327,452	$(718,435)	$(390,983)
Adco Power Ltd.	-	-	-
	$327,452	$(718,435)	$(390,983)

December 31, 2022
Simmax Corp. & majority owner	$327,132	$(629,073)	$(301,941)
Adco Power Ltd.	-	-	-
	$327,132	$(629,073)	$(301,941)

Simmax Corp. owns a 17% non-controlling interest in Simson-Maxwell and is majority owned by a Director of Simson-Maxwell. Adco Power Ltd., an industrial, electrical and mechanical construction company, is a wholly owned subsidiary of Simmax Corp., and conducts business with Simson-Maxwell.

During the three months ended March 31, 2023 and 2022, Simson-Maxwell recorded sales to Adco Power Ltd. in the amount of $nil and $36,482, respectively. During the three months ended March 31, 2023 and 2022, Simson-Maxwell recorded purchases from Adco Power Ltd. in the amount of $19,726 and nil, respectively.

The notes payable to related parties as of March 31, 2023 and December 31, 2022 are as follows:

	March 31,	December 31,
	2023	2022

Total notes payable to related parties	$670,694	$684,069
Less current portion of notes payable - related parties	(57,892)	(56,916)
Notes payable - related parties, net of current portion	$612,802	$627,153

Note 9. Noncontrolling Interests

As described in Note 5, on October 18, 2021, the Company acquired 60.5% of Simson-Maxwell. At the time of the acquisition, the fair value of the noncontrolling interest was independently determined by a valuation specialist.

The following discloses the effects of changes in the Company’s ownership interest in Simson-Maxwell, and on the Company’s equity for three months ended March 31, 2023:

Noncontrolling interest - January 1, 2023	$3,013,996

Net loss attributable to noncontrolling interest	(40,749)

Noncontrolling interest – March 31, 2023	$2,973,247

As described in Note 8, during January and February 2022, the Company acquired a 51% interest in Viking Ozone, Viking Sentinel and Viking Protection, all of which have been identified as variable interest entities.

The following discloses the effects of the Company’s ownership interest in these three entities in the aggregate, and on the Company’s equity for three months ended March 31, 2023:

Noncontrolling interest - January 1, 2023	$7,162,514

Net loss attributable to noncontrolling interest	(39,479)

Noncontrolling interest – March 31, 2022	$7,123,035

Note 10. Equity

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

(b) Common Stock

The Company is authorized to issue 500,000,000 shares of Common Stock, par value $0.001 per share.

During the three months ended March 31, 2023, the Company did not issue any shares of its common stock.

Note 11. Long-Term Debt and Other Short-Term Borrowings

Long term debt and other short-term borrowings consisted of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

Long-term debt:

On July 24, 2019, the Company through its wholly owned subsidiary, Mid-Con Petroleum, LLC, executed a promissory note payable to Cornerstone Bank in the amount of $2,241,758, bearing interest at 6%, payable interest only through July 24, 2021, then on August 24, 2021, payable in monthly installments of principal and interest of $43,438, with a final payment due on a maturity date of July 24, 2025. The note is secured by a first mortgage on all of the assets of Mid-Con Petroleum, LLC and a guarantee of payment by Viking. On March 10, 2023, the promissory note was amended to include a conversion feature and to include Viking as an additional obligor. See Note 13. The balance shown is net of unamortized discount of $1,430,320 at March 31, 2023 and $12,224 at December 31, 2022.

	243,305	1,766,422

On July 24, 2019, the Company through its wholly owned subsidiary, Mid-Con Drilling, LLC, executed a promissory note payable to Cornerstone Bank in the amount of $1,109,341, bearing interest at 6%, payable interest only through July 24, 2021, then on August 24, 2021, payable in monthly installments of principal and interest of $21,495, with a final payment due on a maturity date of July 24, 2025. The note is secured by a first mortgage on all of the assets of Mid-Con Drilling, LLC and a guarantee of payment by Viking. On March 10, 2023, the promissory note was amended to include a conversion feature and to include Viking as an additional obligor. See Note 13. The balance shown is net of unamortized discount of $661,816 at March 31, 2023 and $12,190 at December 31, 2022.

	111,182	813,571

On July 1, 2020, the Company received a loan of $150,000 from the U.S. Small Business Administration. The loan bears interest at 3.75% and matures on July 28, 2050. The loan is payable in monthly installments of $731 with the remaining principal and accrued interest due at maturity. Installment payments were originally due to start 12 months from the date of the note but the date was extended to January 2023. Accrued interest from the original installment due date to January 2023 was capitalized to the loan principal balance.	164,010	163,623

Total long-term debt	518,497	2,743,616
Less current portion and debt discount	(96,926)	(637,335)
	$421,571	$2,106,281

Principal maturities of long-term debt for the next five years and thereafter are as follows:

Twelve-month period ended March 31,
	Principal	Unamortized Discount	Net
2024	$652,909	$(555,983)	$96,926
2025	693,208	(590,355)	102,853
2026	1,109,052	(945,797)	163,255
2027	3,069	-	3,069
2028	3,186	-	3,186
Thereafter	149,208	-	149,208

	$2,610,632	$(2,092,135)	$518,497

Bank Credit Facility

Simson-Maxwell has an operating credit facility with TD Bank, secured by accounts receivable and inventory, bearing interest at prime plus 2.25% on Canadian funds up to CAD $5,000,000 and the bank’s US dollar base rate plus 2.25% on US funds, plus a monthly administration fee of CAD 500. The balance outstanding under this credit facility is CAD $4,638,917 ($3,429,485) and  CAD $4,139,785 ($3,111,350) as of March 31, 2023 and December 31, 2022, respectively.

Note 12. Derivative Liability

On March 10, 2023, the terms of the promissory notes held by Mid-Con Petroleum, LLC and Mid-Con Drilling, LLC described in Note 12 were amended to include a conversion feature granting the holder of the note the option to convert the principal balance of the debt, in whole or in part, into common stock of Viking. The conversion price is equal to the lesser of : (i) the average of the 5 lowest individual daily volume weighted average prices (“VWAP”) of Viking common stock during the 30-day period prior to the date of the notice of conversion; or (ii) one dollar ($1.00) per share. All other terms of the promissory notes remained unchanged.

The modification to the terms of the promissory notes has been treated as a debt extinguishment and the Company recorded a loss on the extinguishment of debt of $154,763 during the three-month period ended March 31, 2023, determined as follows:

	Mid-Con Petroleum, LLC	Mid-Con Drilling, LLC	Total
Face value of debt	1,713,066	792,644	2,505,710
less: unamortized debt discount	(11,323)	(11,291)	(22,614)
Carrying value of debt	1,701,743	781,353	2,483,096
FV of new debt	1,803,411	834,448	2,637,859
Loss on extinguishment	(101,668)	(53,095)	(154,763)

The fair value of the debt was determined as the total number of shares, equal to the face value of the debt on March 10, 2023 divided by the VWAP, multiplied by the closing share price on that day.

The value of the conversion option is based upon the fair value of Viking’s common stock. As the option is convertible into a variable number of shares, it is considered to be a derivative to be continuously recognized at fair value, with changes to fair value recorded in the statement of operations. The fair value of the conversion feature at the date of modification was determined to be $2,276,217 using a binomial option pricing model with the following inputs: stock price $0.31, VWAP $0.29, volatility 185.77%, days to maturity 867, risk-free interest rate 5.0%. The derivative liability is classified as a Level 3 liability in the Fair Value Hierarchy.

A summary of key balances immediately before and after the modification is as follows:

	Mid-Con Petroleum, LLC	Mid-Con Drilling, LLC	Total
Balance prior to debt modification:
Promissory Note Principal balance	1,713,066	792,644	2,505,710
Unamortized discount at date of modification	(11,323)	(11,291)	(22,614)
	1,701,743	781,353	2,483,096

Balance after debt modification:
Promissory Note Principal balance	1,713,066	792,644	2,505,710
Unamortized debt discount	(1,465,824)	(678,244)	(2,144,068)
	247,242	114,400	361,642
Fair value of conversion feature	1,556,169	720,047	2,276,217
Loss on extinguishment of debt	(101,668)	(53,095)	(154,763)
	1,701,743	781,353	2,483,096

At March 31, 2023, the fair value of the conversion feature was remeasured and determined to be $2,810,824 using a binomial option pricing model with the following inputs: stock price $0.35, VWAP $0.27, volatility 188.50%, days to maturity 846, risk-free interest rate 5.0%. Consequently, the Company recorded a loss of $534,607 on the change in fair value of the derivative liability in the statement of operations for the three months ended March 31, 2023. Additionally, the Company recorded amortization of debt discount of $53,732 in the accompanying consolidated statement of operations for the three months ended March 31, 2023.

Note 13. Other Commitments and Contingencies

Office lease – Petrodome

In April 2018, the Company’s subsidiary, Petrodome entered into a 66-month lease for 4,147 square feet of office space for its corporate office in Houston, Texas. The annual base rent commenced at $22.00 per square foot and escalates at $0.50 per foot each year through expiration of the lease term. Operating lease expense is recognized on a straight-line basis over the lease term. Operating lease expense was $24,096 for the three months ended March 31, 2023 and 2022, respectively.

Building, vehicle and equipment leases – Simson-Maxwell

The Company has right-of-use assets and operating lease liabilities associated with various operating lease agreements of Simson-Maxwell pertaining to seven business locations, for the premises, vehicles and equipment used in operations in the amount of $5,845,810. These values were determined using a present value discount rate of 3.45% for the premises, and 7.5% for vehicles and equipment. The leases have varying terms, payment schedules and maturities. Operating lease expense is recognized on a straight-line base over each of the lease terms.

Payments due in each of the next five years and thereafter at March 31, 2023 under these leases are as follows:

	Building	Vehicle and Equipment
	Leases	Leases	Totals

2024	$1,090,810	$297,453	$1,388,263
2025	844,894	91,043	935,937
2026	580,482	7,574	588,056
2027	408,723	2,693	411,416
2028 and thereafter	1,194,181	-	1,194,181

	$4,119,090	$398,763	$4,517,853
Less imputed interest			(395,968)
Present value of remaining lease payments			$4,121,885

Current			$1,255,745
Non-current			$2,866,140

Operating lease expense for these leases was $322,387 and $368,740 for the three months ended March 31, 2023 and 2022, respectively.

Legal matters

From time to time the Company may be a party to litigation involving commercial claims against the Company. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

Note 15. Business Segment Information and Geographic Data

The Company has two reportable segments: Power Generation and Oil and Gas Exploration. The power generation segment provides custom energy and power solutions to commercial and industrial clients in North America and the oil and gas segment is involved in exploration and production with properties in central and southern United States. We evaluate segment performance based on revenue and operating income (loss).

Information related to our reportable segments and our consolidated results for the three months ended March 31, 2023 is presented below.

	Three Months Ended March 31, 2023
	Oil and Gas	Power Generation	Total

Income (Loss) from Operations is as follows:

Revenue	$245,197	$6,998,992	$7,244,189

Operating expenses
Cost of goods	-	4,786,631	4,786,631
Lease operating costs	125,363	-	125,363
General and administrative	828,479	2,221,842	3,050,321
Stock based compensation	-	-	-
Accretion - ARO	31,382	-	31,382
Depreciation, depletion and amortization	134,535	96,613	231,148

Total operating expenses	1,119,759	7,105,086	8,224,845

Loss from operations	$(874,562)	$(106,094)	$(980,656)

Assets

Segment assets	$3,148,445	$26,151,981	$29,300,426
Corporate and unallocated assets			20,192,137

Total Consolidated Assets			$49,492,563

	Three Months Ended March 31, 2022
	Oil and Gas	Power Generation	Total

Income (Loss) from Operations is as follows:

Revenue	$1,678,817	$4,241,300	$5,920,117

Operating expenses
Cost of goods	-	2,451,309	2,451,309
Lease operating costs	568,515	-	568,515
General and administrative	2,585,003	2,709,158	5,294,161
Stock based compensation	292,808	-	292,808
Accretion - ARO	35,066	-	35,066
Depreciation, depletion and amortization	414,204	85,565	499,769

Total operating expenses	3,895,596	5,246,032	9,141,628

Income (loss) from operations	$(2,216,779)	$(1,004,732)	$(3,221,511)

Assets

Segment Assets	$18,393,576	$25,713,608	$44,107,184
Corporate and unallocated assets			24,981,033

Total Consolidated Assets			$69,088,217

Note 16. Subsequent Events

On April 28, 2023, the Company issued 588,235 common shares pursuant to the assignment and conversion of $200,000 of the convertible promissory note owed by the Company and its subsidiary, Mid-Con Petroleum, LLC, to Cornerstone Bank (Note 11).

On May 1, 2023, the Company issued 3,849,306 common shares upon the exercise of warrants with an exercise price of between $0.001 and $0.009.

Effective as of May 5, 2023, the Company entered into a securities purchase agreement with FK Venture LLC, a Delaware limited liability company (the “Investor”), pursuant to which (i) the Investor agreed to purchase, by the fifth calendar day of each month for six months commencing May 5, 2023, and the Company agreed to issue to the Investor, convertible promissory notes (each such note a “Note”), with each Note having a minimum principal amount of $800,000 (for aggregate minimum funding to the Company of $4,800,000); and (ii) the Investor would have the right to purchase up to an aggregate of $9,600,000 in principal amount of Notes provided the Investor has purchased each Note monthly as required.

The initial Note purchased by the Investor was funded by the Investor on May 5, 2023, and on such date, the Company received the purchase price of $800,000 and issued a Note in the principal amount of $800,000 to the Investor. Each Note issued to the Investor will (i) mature on the earlier of earlier of July 1, 2025, or 90 days following the date that the Company completes a direct up-listing of its common stock to a national securities exchange (not including any merger or combination of the Company and Camber Energy, Inc. (such combination the “Camber Merger”)); (ii) accrue interest at 12% per annum (provided that if a Note is prepaid within 12 months of the issuance date, a full 12 months of interest shall be paid); and (iii) be convertible into shares of the Company’s (or its successor’s) common stock at a fixed conversion price equal to the lesser of (a) $0.75 (subject to proportional adjustment for stock splits), or (b) if the Camber Merger closes, 50% multiplied by the volume-weighted average price of Camber Energy, Inc.’s common stock on the trading day  immediately prior to the closing of the Camber Merger (subject to proportional adjustment for stock splits).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In preparing the management’s discussion and analysis, the registrant presumes that you have read or have access to the discussion and analysis for the preceding fiscal year.

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

Additionally, in July 2022, the Company received an unanticipated refund of a $1,200,000 performance bond as a result of Petrodome ceasing to operate certain assets in the State of Louisiana. The gain from this refund was included in the “loss from the sale of oil and gas properties and fixed assets’ in the Consolidated Statement of Operations.

Merger Agreement with Camber Energy, Inc.

On February 15, 2021, the Company entered into an Agreement and Plan of Merger with Camber, which was amended on April 18, 2023 (as amended, the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, a newly formed wholly owned subsidiary of Camber (“Merger Sub”) will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Camber.

Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share: (i) of common stock, par value $0.001 per share, of the Company (the “Viking Common Stock”) issued and outstanding immediately prior to the Effective Time, other than shares owned by Camber, the Company and Merger Sub, will be converted into the right to receive one share of common stock of Camber (the “Camber Common Stock”); (ii) of Series C Convertible Preferred Stock of the Company (the “Viking Series C Preferred Stock”) issued and outstanding immediately prior to the Effective Time will be converted into the right to receive one share of Series A Convertible Preferred Stock of Camber (the “Camber Series A Preferred Stock”), and (iii) of Series E Convertible Preferred Stock of the Company (the “Viking Series E Preferred Stock,” and, together with the Viking Series C Preferred Stock, the “Viking Preferred Stock”) issued and outstanding immediately prior to the Effective Time will be converted into the right to receive one share of Series H Preferred Stock of Camber (the “Camber Series H Preferred Stock,” and, together with the Camber Series A Preferred Stock, the “New Camber Preferred Stock”).

Each share of Camber Series A Preferred Stock will be convertible into 890 shares of Camber Common Stock (subject to a beneficial ownership limitation preventing conversion into Camber Common Stock if the holder would be deemed to beneficially own more than 9.99% of Camber Common Stock), will be treated equally with Camber Common Stock with respect to dividends and liquidation, and will only have voting rights with respect to voting: (a) on a proposal to increase or reduce Camber’s share capital; (b) on a resolution to approve the terms of a buy-back agreement; (c) on a proposal to wind up Camber; (d) on a proposal for the disposal of all or substantially all of Camber’s property, business and undertaking; (f) during the winding-up of Camber; and/or (g) with respect to a proposed merger or consolidation in which Camber is a party or a subsidiary of Camber is a party.

Each share of Camber Series H Preferred Stock will have a face value of $10,000 per share, will be convertible into a certain number of shares of Camber Common Stock, with the conversion ratio based upon achievement of certain milestones by Viking’s subsidiary, Viking Protection Systems, LLC (provided the holder has not elected to receive the applicable portion of the purchase price in cash pursuant to that certain Purchase Agreement, dated as of February 9, 2022, by and between Viking and Jedda Holdings, LLC), will be subject to a beneficial ownership limitation of 4.99% of Camber Common Stock (but may be increased up to a maximum of 9.99% at the sole election of a holder by the provision of at least 61 days’ advance written notice) and will have voting rights equal to one vote per share of Camber Series H Preferred Stock held on a non-cumulative basis.

Holders of Viking Common Stock and Viking Preferred Stock will have any fractional shares of Camber Common Stock or New Camber Preferred Stock after the Merger rounded up to the nearest whole share.

At the Effective Time, each then outstanding option or warrant to purchase Viking Common Stock (a “Viking Option”) will, to the extent unvested, automatically become fully vested and will be converted automatically into an option or warrant (an “Adjusted Option”) to purchase, on substantially the same terms and conditions as were applicable to such Viking Option immediately prior to the effective time of the Merger, except that (i) instead of being exercisable into Viking Common Stock, such Adjusted Option will be exercisable into Camber Common Stock, and (ii) all references to the “Company” in the Viking Option agreements will be references to Camber in the Adjusted Option agreements.

At the Effective Time, each promissory note issued by Viking that is convertible into Viking Common Stock (a “Viking Convertible Note”) that, as of immediately prior to the effective time of the Merger, is outstanding and unconverted shall be converted into a promissory note convertible into Camber Common Stock (an “Adjusted Convertible Note”) having substantially the same terms and conditions as applied to the corresponding Viking Convertible Note as of immediately prior to the effective time of the Merger (including, for the avoidance of doubt, any extended post-termination conversion period that applies following consummation of the Merger), except that (i) instead of being convertible into Viking Common Stock, such Adjusted Convertible Note will be convertible into Camber Common Stock, and (ii) all references to the “Company” in the Viking Convertible Note agreements will be references to Camber in the Adjusted Convertible Note agreements..

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

The Merger Agreement also provides that, during the period from the date of the Merger Agreement until the Effective Time, each of Camber and Viking will be subject to certain restrictions on its ability to solicit alternative acquisition proposals from third parties, to provide non-public information to third parties and to engage in discussions with third parties regarding alternative acquisition proposals, subject to customary exceptions. Viking is required to hold a meeting of its stockholders to vote upon the adoption of the Merger Agreement and, subject to certain exceptions, to recommend that its stockholders vote to adopt the Merger Agreement. Camber is required to hold a meeting of its stockholders to approve the issuance of Camber Common Stock and New Camber Preferred Stock (including the shares of Camber Common Stock issuable upon conversion thereof) in connection with the Merger (the “Share Issuances”) and an increase in the number of authorized Camber Common Stock (if not approved in connection with Camber’s special meeting of the stockholders scheduled to be held on April 26, 2023) (the “Increase in Authorized Share Capital”) and, subject to certain exceptions, to recommend that its stockholders approve such proposals.

The completion of the Merger is subject to customary conditions, including (i) adoption of the Merger Agreement by Viking’s stockholders and approval of the Share Issuances and Increase in Authorized Share Capital by Camber’s stockholders, (ii) receipt of required regulatory approvals, (iii) effectiveness of a registration statement on Form S-4 for the Camber common stock to be issued in the Merger (the “Form S-4”), and (iv) the absence of any law, order, injunction, decree or other legal restraint preventing the completion of the Merger or making the completion of the Merger illegal. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (ii) subject to certain exceptions, performance by the other party of its obligations under the Merger Agreement and (iii) the absence of any material adverse effect on the other party as defined in the Merger Agreement.

Additional closing conditions to the Merger include: (i) receipt of fairness opinions from financial advisors of both Camber and Viking that the Merger is fair from a financial point of view to the holders of each company’s common stock, (ii) confirmation from Camber that it is not in default of its outstanding agreements with a certain preferred equity holder and lender, (iii) written agreement from Camber’s warrant holders regarding the number and exercise price of Camber’s outstanding warrants and that the Merger will not trigger any price adjustments in certain outstanding warrant agreements, and (iv) that, in the event the NYSE American determines that the Merger constitutes, or will constitute, a “back-door listing”/”reverse merger”, Camber (and its common stock) is required to qualify for initial listing on the NYSE American, pursuant to the applicable guidance and requirements of the NYSE as of the Effective Time.

The Merger Agreement can be terminated (i) at any time with the mutual consent of the parties; (ii) by either Camber or Viking if any governmental consent or approval required for closing is not obtained, or any governmental entity issues a final non-appealable order or similar decree preventing the Merger; (iii) by either Company or Camber if the Merger shall not have been consummated on or before September 30, 2023; (iv) by Camber or Viking, upon the breach by the other of a term of the Merger, which is not cured within 30 days of the date of written notice thereof by the other; (v) by Camber if Viking is unable to obtain the affirmative vote of its stockholders for approval of the Merger; (vi) by Viking if Camber is unable to obtain the affirmative vote of its stockholders for approval of the Share Issuances and the Increase in Authorized Share Capital; and (vii) by Viking or Camber if there is a willful breach of the Merger Agreement by the other party thereto. The Merger Agreement contains customary indemnification obligations of the parties and representations and warranties.

Going Concern Qualification

The Company’s consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $(1,632,327) for the three months ended March 31, 2023, as compared to a net loss of $(3,643,064) for the three months ended March 31, 2022. The loss for the three months ended March 31, 2023, was comprised of, among other things, certain non-cash items, including: (i) change in fair value of derivatives of $534,607; (ii) loss on extinguishment of debt of $154,763; (iii) depreciation, depletion and amortization of $231,148; (iv) accretion of asset retirement obligation of $31,382, and; (v) amortization of debt discount of $53,732.

As of March 31, 2023, the Company has a stockholders’ equity of $13,795,534, long-term debt of $421,571 and a working capital deficiency of $9,318,767. The largest components of current liabilities creating this working capital deficiency is a $6,077,300  non-interest-bearing loan from Camber Energy, Inc. with no stipulated repayment terms, and drawings against the bank credit facility of $3,429,485.

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

RESULTS OF CONTINUING OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the three months ended March 31, 2023 and 2022, should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 24, 2023.

Liquidity and Capital Resources

As of March 31, 2023, and December 31, 2022, the Company had $1,917,855 and $3,239,349 in cash holdings, respectively.

Three months ended March 31, 2023, compared to the three months ended March 31, 2022

Revenue

The Company had gross revenues of $7,244,189 for the three months ended March 31, 2023, as compared to $5,920,117 for the three months ended March 31, 2022, an increase of $1,324,072 or 22%. The increase is driven by higher power generation unit sales revenues, partially offset by lower oil and gas revenues, reflecting the impact of oil and gas dispositions in 2022.

Expenses

The Company’s operating expenses decreased by $916,783 to $8,224,845 for the three-month period ended March 31, 2022, from $9,141,628 in the corresponding prior year three-month period. Cost of goods sold for the three months ended March 31, 2023 were $4,786,631, as compared to $2,451,309 for the three-month period ended March 31, 2022. Lease operating costs decreased by $443,152 to $125,363 for the three-month period ended March 31, 2023, as compared to $568,515 for the three-month period ended March 31, 2022, due to the disposition of oil and gas properties in 2022. Similarly, DD&A expense decreased by $268,621 to $231,148 for the three-month period ended March 31, 2023, as compared to $499,769 for the three-month period ended March 31, 2022, as a result of those dispositions of oil and gas properties. General and administrative expenses decreased by  $2,243,840 to $3,050,321, compared to $5,294,161 in the corresponding prior period, due to a $1.8 million bad debt reserve against oil and gas receivables recorded in 2022 and the impact of cost reduction initiatives at Simson-Maxwell during the past year.

Income (Loss) from Operations

The Company generated a loss from operations for the three months ended March 31, 2023, of $(980,656), compared to  $(3,221,511) for the three months ended March 31, 2022.

Other Income (Expense)

The Company had other expense, net, of $(651,671) for the three months ended March 31, 2023, as compared to other expense of $(421,553) for the three months ended March 31, 2022. For the three months ended March 31, 2023, the Company recorded a loss on the change in fair value of a derivative of $534,607 and a loss on extinguishment of debt of $154,763, both related to the modification of debt to include a conversion feature, and other income of $250,000 related to the refund of a performance bond on oil and gas properties disposed in a prior period.

Net Income (Loss)

The Company had a net loss of $(1,632,327) during the three-month period ended March 31, 2023, compared with a net loss of $(3,643,064) for the three-month period ended March 31, 2022.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in conformity with U.S. GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the consolidated financial statements are prepared and actual results could differ from our estimates and such differences could be material. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our consolidated financial statements, as well as the sufficiency of the disclosures pertaining to our accounting policies in the footnotes accompanying our consolidated financial statements. Described below are the most significant policies we apply in preparing our consolidated financial statements, some of which are subject to alternative treatments under GAAP. We also describe the most significant estimates and assumptions we make in applying these policies. See “Note 2 - Summary of Significant Accounting Policies” to our consolidated financial statements.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and the Company’s internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. There were no changes in Internal Control Over Financial Reporting during the quarter ended March 31, 2023.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of commercial operations in the normal course of business. As of March 31, 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2023, the Company did not issue any unregistered equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Description

2.1

Agreement and Plan of Merger, dated as of February 15, 2021, by and between Viking Energy Group, Inc. and Camber Energy, Inc. (incorporated by reference to our Current Report on Form 8-K filed on February 18, 2021)

2.2

First Amendment, dated as of April 18, 2023, to Amended and Restated Agreement and Plan of Merger, by and between Viking Energy Group, Inc. and Camber Energy, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 19, 2023)

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

46

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

47

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

48

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

49

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

50

10.62	Letter Agreement, between Viking Energy Group, Inc. and John McVicar, dated June 8, 2022 (incorporated by reference to our Current Report on Form 8-K filed on June 14, 2022)

10.63	Purchase and Sale Agreement by and between Petrodome Napoleonville, LLC and Napoleonville, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on July 14, 2022)

10.64	Purchase and Sale Agreement by and between Petrodome Napoleonville, LLC and WPP Petro, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on July 14, 2022)

10.65	Purchase and Sale Agreement by and between Petrodome Bloomington, LLC and Bloomington, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on July 14, 2022)

10.66	Purchase and Sale Agreement by and between Petrodome Bloomington, LLC and WPP Petro, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on July 14, 2022)

10.67	Purchase and Sale Agreement by and between Petrodome Pineville, LLC and Bay Springs North, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on July 14, 2022)

10.68	Purchase and Sale Agreement by and between Petrodome Pineville, LLC and WPP Petro, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on July 14, 2022)

10.69	Purchase and Sale Agreement by and between Petrodome Louisiana Pipeline, LLC and East Mud Lake, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on July 14, 2022)

10.70	Purchase and Sale Agreement by and between Petrodome Louisiana Pipeline, LLC and WPP Petro, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on July 14, 2022)

10.71*	Promissory Note by Mid-Con Drilling, LLC and Viking Energy Group, Inc., in favor of Cornerstone Bank, dated March 10, 2023

10.72*	Promissory Note by Mid-Con Petroleum, LLC and Viking Energy Group, Inc., in favor of Cornerstone Bank, dated March 10, 2023

10.73	Securities Purchase Agreement, by and between Viking Energy Group, Inc., and FK Venture LLC, dated May 5, 2023 (incorporated by reference to our Current Report on Form 8-K filed on May 10, 2023)

10.74	Convertible Promissory Note, dated May 5, 2023, by Viking Energy Group, Inc., in favor of FK Venture LLC (incorporated by reference to our Current Report on Form 8-K filed on May 10, 2023)

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

ITEM 7. OFF BALANCE-SHEET ARRANGEMENTS

None.

51

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIKING ENERGY GROUP, INC. (Registrant)

/s/ James Doris	Date: May 12, 2023
Principal Executive Officer

/s/ John McVicar	Date: May 12, 2023
Principal Financial and Accounting Officer

52